Form 10-Q
period 2021-06-30
FIRSTSUN CAPITAL BANCORP
filed 2021-09-10
CIK 1709442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 333-258176

FIRSTSUN CAPITAL BANCORP
(Exact name of registrant as specified in its charter)

Delaware	81-4552413
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1400 16th Street, Suite 250
Denver, Colorado 80202
(303) 831-6704
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of September 9, 2021, there were approximately 18,321,659 shares of the registrant’s common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical or current fact nor are they assurances of future performance and generally can be identified by the use of forward-looking terminology, such as “believe,” “expect,” “anticipate,” “intend,” “target,” “estimate,” “continue,” “positions,” “plan,” “predict,” “project,” “forecast,” “guidance,” “goal,” “objective,” “prospects,” “possible” or “potential,” by future conditional verbs such as “assume,” “will,” “would,” “should,” “could” or “may,” or by variations of such words or by similar expressions. These forward-looking statements include, but are not limited to, statements related to our proposed merger with Pioneer Bancshares, Inc. (“Pioneer”), including the expected timing to close the merger, statements about the impact of COVID-19 on our operations, our belief that sources of available liquidity are adequate to meet our current and expected liquidity needs, our plans to meet future cash needs through the generation of deposits, our expectations that many of our unfunded commitments will expire without being drawn, and statements regarding our business plan and strategies. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time, are difficult to predict and are generally beyond our control.

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•the failure to obtain necessary regulatory approvals for the merger (the “merger”) of Pioneer with and into FirstSun Capital Bancorp (“FirstSun”) when expected or at all (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction);
•the failure of Pioneer to obtain the requisite shareholder approval, or the failure of either party to satisfy any of the other closing conditions to the transaction on a timely basis or at all;
•the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the merger agreement with respect to the merger;
•the possibility that the anticipated benefits of the merger, including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy, competitive factors in the areas where FirstSun and Pioneer do business or as a result of other unexpected factors or events;
•the impact of purchase accounting with respect to the merger, or any change in the assumptions used regarding the assets purchased and liabilities assumed to determine their fair value;
•diversion of management’s attention from ongoing business operations and opportunities;
•potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the merger;
•the integration of the business and operations of Pioneer, which may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results relating to Pioneer’s existing business;
•challenges retaining or hiring key personnel;
•business disruptions resulting from or following the merger;
•delay in closing the merger and the bank merger;
•the outcome of pending or threatened litigation or of matters before regulatory agencies, whether currently existing or commencing in the future, including litigation related to the merger;
•increased capital requirements, other regulatory requirements or enhanced regulatory supervision;
•the inability to sustain revenue and earnings growth;
•the inability to efficiently manage operating expenses;
•changes in interest rates and capital markets;
•changes in asset quality and credit risk;
•adverse changes in economic conditions;
•capital management activities;
•customer borrowing, repayment, investment and deposit practices;
•the impact, extent and timing of technological changes;
•the continuing impact of COVID-19 and its variants on our business or Pioneer’s business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy, and the resulting effect of these items on each party’s operations, liquidity and capital position, and on the financial condition of each party’s borrowers and other customers;
•changes in legislation, regulation, policies or administrative practices, whether by judicial, governmental or legislative action and other changes pertaining to banking, securities, taxation, rent regulation and housing, financial accounting and reporting, environmental protection and insurance and the ability to comply with such changes in a timely manner;
•changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Federal Reserve;
•changes in accounting principles, policies, practices or guidelines;

•the potential increase in reserves and allowance for loan loss as a result of the transition in 2023 to the current expected credit loss standard, or “CECL,” established by the Financial Accounting Standards Board to account for future expected credit losses;
•the potential impact of announcement or consummation of the merger on relationships with third parties, including customers, vendors, employees and competitors;
•failure to attract new customers and retain existing customers in the manner anticipated;
•any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan or other systems;
•the adverse effects of events beyond each party’s control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics (including COVID-19), war or terrorist activities, essential utility outages, deterioration in the global economy, instability in the credit markets, disruptions in each party’s customers’ supply chains or disruption in transportation;
•other actions of the Federal Reserve and legislative and regulatory actions and reforms;
•other risks and uncertainties disclosed in documents filed or furnished by us with or to the SEC, any of which could cause actual results to differ materially from future results expressed, implied or otherwise anticipated by such forward-looking statements.

We caution readers that the foregoing list of factors is not exclusive, is not necessarily in order of importance and readers should not place undue reliance on any forward-looking statements. You should also consider the risks, assumptions and uncertainties set forth in the “Risk Factors” section of this Form 10-Q and in our proxy statement/prospectus dated August 10, 2021 that we filed with the SEC pursuant to Securities Act Rule 424(b)(3) in connection with the merger on August 12, 2021. Further, any forward-looking statement speaks only as of the date on which it is made and we do not intend to and disclaim any obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, unless required to do so under the federal securities laws.

Part I - Financial Information

Item 1. Financial Statements

FIRSTSUN CAPITAL BANCORP
and Subsidiaries

Consolidated Balance Sheets
(Unaudited)

(In thousands, except par and share amounts)	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$840,600	$201,978
Securities available-for-sale	508,975	468,586
Securities held-to-maturity, fair value of $22,781 and $33,328, respectively	21,894	32,188
Loans held-for-sale, at fair value	136,999	193,963
Loans, net of allowance for loan losses of $42,978 and $47,766, respectively	3,751,377	3,798,591
Mortgage servicing rights, at fair value	40,844	29,144
Premises and equipment, net	54,304	56,758
Other real estate owned and foreclosed assets, net	4,013	3,354
Bank-owned life insurance	54,215	53,582
Restricted equity securities	17,815	23,175
Goodwill	33,050	33,050
Core deposits and other intangible assets, net	8,959	9,667
Accrued interest receivable	14,599	15,416
Deferred tax assets, net	21,542	23,763
Prepaid expenses and other assets	53,890	52,242
Total assets	$5,563,076	$4,995,457

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing accounts	$1,359,112	$1,054,458
Interest-bearing accounts	3,389,586	3,099,091
Total deposits	4,748,698	4,153,549

Securities sold under agreements to repurchase	113,786	115,372
Federal Home Loan Bank advances	40,000	70,411
Convertible notes payable, net	19,069	18,696
Subordinated debt, net	49,841	49,666
Accrued interest payable	1,246	2,592
Accrued expenses and other liabilities	79,854	99,384
Total liabilities	5,052,494	4,509,670

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued or outstanding, respectively	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 19,878,713 shares issued; 18,321,659 shares outstanding, respectively	2	2
Additional paid-in capital	260,516	259,363
Treasury stock, 1,557,054 shares, respectively	(38,148)	(38,148)
Retained earnings	281,070	255,451
Accumulated other comprehensive income, net	7,142	9,119
Total stockholders’ equity	510,582	485,787
Total liabilities and stockholders’ equity	$5,563,076	$4,995,457

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries

Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Interest income:
Interest and fee income on loans:
Taxable	$31,320	$28,880	$64,843	$58,285
Tax exempt	6,405	6,043	13,141	11,441
Interest and dividend income on securities:
Taxable	1,873	2,818	3,685	6,132
Tax exempt	4	3	7	6
Other interest income	467	268	839	786
Total interest income	40,069	38,012	82,515	76,650
Interest expense:
Interest expense on deposits	2,349	4,125	4,753	9,533
Interest expense on securities sold under agreements to repurchase	18	36	36	116
Interest expense on other borrowed funds	1,302	972	2,909	2,183
Total interest expense	3,669	5,133	7,698	11,832
Net interest income	36,400	32,879	74,817	64,818
(Benefit) provision for loan losses	(1,400)	7,500	(1,750)	10,300
Net interest income after provision for loan losses	37,800	25,379	76,567	54,518
Noninterest income:
Service charges on deposit accounts	2,645	1,966	5,188	4,614
Credit and debit card fees	2,544	1,909	4,668	3,758
Trust and investment advisory fees	1,992	967	3,897	1,940
Income from mortgage banking services, net	22,936	38,215	47,993	54,451
Gain on sales of available-for-sale securities, net	—	—	—	153
Gain (loss) on other real estate owned and foreclosed assets activity, net	498	(201)	498	(201)
Other noninterest income	1,668	1,289	3,920	1,680
Total noninterest income	32,283	44,145	66,164	66,395
Noninterest expense:
Salary and employee benefits	38,449	36,231	77,068	64,049
Occupancy	6,527	6,356	13,224	12,886
Amortization of intangible assets	354	361	708	722
Other noninterest expenses	11,294	8,732	20,804	17,108
Total noninterest expense	56,624	51,680	111,804	94,765
Income before income taxes	13,459	17,844	30,927	26,148
Provision for income taxes	2,178	3,446	5,308	4,577
Net income	$11,281	$14,398	$25,619	$21,571
Other comprehensive income:
Reclassification adjustment for net gain on sales of available-for-sale securities	—	—	—	(153)
Change in unrealized gain (loss) on available-for-sale securities	1,143	3,829	(2,619)	10,571
Income tax effect on other comprehensive income	(279)	(936)	642	(2,548)
Comprehensive income	$12,145	$17,291	$23,642	$29,441

Earnings per share:
Net income available to common stockholders	$11,281	$14,398	$25,619	$21,571
Basic	$0.62	$0.79	$1.40	$1.18
Diluted	$0.60	$0.79	$1.37	$1.18

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries

Consolidated Statements of Stockholders’ Equity
For the three months ended June 30,
(Unaudited)

(in thousands, except share amounts)	Issued shares of common stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
2021
Balance, beginning of period	19,878,713	$2	$259,940	$(38,148)	$269,789	$6,278	$497,861
Share-based compensation, net of forfeitures	—	—	576	—	—	—	576
Net income	—	—	—	—	11,281	—	11,281
Other comprehensive income	—	—	—	—	—	864	864
Balance, end of period	19,878,713	$2	$260,516	$(38,148)	$281,070	$7,142	$510,582

2020
Balance, beginning of period	19,878,713	$2	$257,800	$(38,268)	$215,039	$6,835	$441,408
Stock option exercise (864 shares of treasury stock issued)	—	—	118	79	—	—	197
Share-based compensation, net of forfeitures	—	—	397	—	—	—	397
Net income	—	—	—	—	14,398	—	14,398
Other comprehensive income	—	—	—	—	—	2,893	2,893
Balance, end of period	19,878,713	$2	$258,315	$(38,189)	$229,437	$9,728	$459,293

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries

Consolidated Statements of Stockholders’ Equity (continued)
For the six months ended June 30,
(Unaudited)

(in thousands, except share amounts)	Issued shares of common stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
2021
Balance, beginning of period	19,878,713	$2	$259,363	$(38,148)	$255,451	$9,119	$485,787
Share-based compensation, net of forfeitures	—	—	1,153	—	—	—	1,153
Net income	—	—	—	—	25,619	—	25,619
Other comprehensive loss	—	—	—	—	—	(1,977)	(1,977)
Balance, end of period	19,878,713	$2	$260,516	$(38,148)	$281,070	$7,142	$510,582

2020
Balance, beginning of period	19,878,713	$2	$257,181	$(36,706)	$207,866	$1,858	$430,201
Issuance of treasury stock (100 shares)	—	—	—	2	—	—	2
Repurchase of treasury stock (63,844 shares)	—	—	—	(1,564)	—	—	(1,564)
Stock option exercise (3,222 shares of treasury stock issued)	—	—	(35)	79	—	—	44
Share-based compensation, net of forfeitures	—	—	1,169	—	—	—	1,169
Net income	—	—	—	—	21,571	—	21,571
Other comprehensive income	—	—	—	—	—	7,870	7,870
Balance, end of period	19,878,713	$2	$258,315	$(38,189)	$229,437	$9,728	$459,293

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries

Consolidated Statements of Cash Flows
For the six months ended June 30,
(Unaudited)

(In thousands)	2021	2020
Cash flows from operating activities:
Net income	$25,619	$21,571
Adjustments to reconcile income to net cash provided by operating activities:
(Benefit) provision for loan losses	(1,750)	10,300
Depreciation	3,179	2,897
Deferred tax (benefit) expense	(272)	1
Accretion of net discount on securities	1,818	2,065
Net accretion of discount on acquired loans	(849)	(1,882)
Net change in deferred loan origination fees and costs	956	8,908
Amortization of core deposits and other intangible assets	708	722
Net amortization of lease marks	—	38
Amortization of software implementation costs	601	495
Accretion of fair value premium on acquired deposits	(34)	(91)
Amortization of fair value discount on subordinated debt	129	129
Amortization of issuance costs on subordinated debt	47	—
Amortization of fair value discount on convertible notes payable	373	376
Accretion of fair value premium on Federal Home Loan Bank advances	—	(165)
Increase in cash surrender value of bank-owned life insurance	(633)	(636)
Impairment of premises and equipment	23	—
Impairment of other real estate owned and foreclosed assets	93	246
Federal Home Loan Bank stock dividends	(219)	(164)
Share-based compensation expense	1,153	1,226
(Increase) decrease in fair value of mortgage servicing rights	1,530	14,468
Net gain on sales of available-for-sale securities	—	(153)
Net gain on sales of loans held-for-investment	—	(40)
Net loss (gain) on disposal of premises and equipment	44	(16)
Net (gain) loss on other real estate owned and foreclosed assets activity	(498)	201
Net gain on sales of loans held-for-sale	(37,291)	(23,801)
Origination of loans held-for-sale	(1,223,657)	(1,054,696)
Proceeds from sales of loans held-for-sale	1,304,682	1,026,062
Changes in operating assets and liabilities:
Accrued interest receivable	817	(2,382)
Prepaid expenses and other assets	(2,716)	(16,967)
Accrued interest payable	(1,346)	(593)
Accrued expenses and other liabilities	(19,983)	34,664
Net cash provided by operating activities	$52,524	$22,783

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries

Consolidated Statements of Cash Flows (continued)
For the six months ended June 30,
(Unaudited)

(In thousands)	2021	2020
Cash flows from operating activities: (previous page)	$52,524	$22,783

Cash flows from investing activities:
Proceeds from maturities of held-to-maturity securities	10,080	9,338
Purchases of available-for-sale securities	(113,599)	(72,700)
Proceeds from sale or maturities of available-for-sale securities	72,122	111,444
Loan originations, net of repayments	47,695	(620,433)
Proceeds from the sale of loans held-for-investment	—	97,832
Purchases of premises and equipment	(1,709)	(2,562)
Proceeds from the sale of premises and equipment	1,370	2,412
Proceeds from sales of other real estate owned and foreclosed assets	910	4,613
Purchases of restricted equity securities	(33)	(34)
Proceeds from the sale or redemption of restricted equity securities	5,612	298
Purchase of other investments	(36)	(122)
Proceeds from the sale or redemption of other investments	500	—
Net cash provided by (used in) investing activities	22,912	(469,914)

Cash flows from financing activities:
Net change in deposits	595,183	506,643
Net change in securities sold under agreements to repurchase	(1,586)	72,059
Proceeds from Federal Home Loan Bank advances	—	508,000
Repayments of Federal Home Loan Bank advances	(30,411)	(536,964)
Repayments of other borrowings	—	(6,000)
Proceeds from Subordinated debt	—	32,295
Issuance of treasury stock	—	(12)
Purchase of treasury stock	—	(1,564)
Net cash provided by financing activities	563,186	574,457
Net increase in cash and cash equivalents	638,622	127,326
Cash and cash equivalents, beginning of period	201,978	144,531
Cash and cash equivalents, end of period	$840,600	$271,857

Supplemental disclosures of cash flow information:
Interest paid on deposits	$4,869	$10,164
Interest paid on borrowed funds	$3,057	$2,648
Cash paid for income taxes, net	$4,930	$8,003
Non-cash investing and financing activities:
Net change in unrealized gain on available-for-sale securities	$(2,619)	$10,571
Loan charge-offs	$3,176	$1,549
Loans transferred to other real estate owned and foreclosed assets	$1,164	$3,110
Mortgage servicing rights resulting from sale or securitization of mortgage loans	$13,230	$9,265

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except share and per share amounts)

NOTE 1. Organization and Basis of Presentation

Nature of Operations - The consolidated financial statements include the accounts of FirstSun Capital Bancorp (“FirstSun” or “Parent Company” and its wholly-owned subsidiaries, Sunflower Bank, N.A. (the “Bank”) and Logia Portfolio Management, LLC, and have been prepared using U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. These entities are collectively referred to as “our”, “us”, “we”, or “the Company”.

These consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the SEC. These interim financial statements are unaudited, and include, in our opinion, all adjustments necessary for a fair statement of the results for the periods indicated, which are not necessarily indicative of results which may be expected for the full year. These unaudited consolidated financial statements and notes should be read in conjunction with FirstSun’s audited consolidated financial statements and footnotes thereto for the year ended December 31, 2020 included in our proxy statement/prospectus dated August 10, 2021 (the “Prospectus”) filed with the SEC pursuant to Securities Act Rule 424(b)(3) in connection with our proposed merger with Pioneer Bancshares, Inc. (“Pioneer”) on August 12, 2021. Certain prior period amounts have been reclassified to conform to the current period presentation. Reclassifications had no effect on our net income or stockholders’ equity.

Business Combination - On May 11, 2021, FirstSun and Pioneer entered into an Agreement and Plan of Merger that provides for the merger of Pioneer with and into FirstSun, with FirstSun as the surviving entity (the “merger”). If the merger is completed, each share of Pioneer common stock will be converted into the right to receive 1.0443 shares of FirstSun common stock plus cash in lieu of any fractional shares. Completion of the merger, among other things, is subject to the requisite approval of the appropriate regulatory bodies and the Pioneer stockholders, and if approved is expected to close in the fourth quarter of 2021. Pioneer currently operates from its headquarters in Austin, Texas and has banking offices located primarily in the Austin, Houston, San Antonio, and Dallas metro areas. As of June 30, 2021 Pioneer had assets of $1.6 billion, total loans of $1.1 billion, and deposits of $1.3 billion.

Use of Estimates - The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

These estimates are based on historical experience and on various assumptions about the future that are believed to be reasonable based on all available information. Our reported financial position or results of operations may be materially different under changed conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information.

Risks and Uncertainties - In the normal course of business, companies in the banking and mortgage industries encounter certain economic and regulatory risks. Economic risks include prepayment risk, market risk, interest rate risk, and credit risk. We are subject to interest rate risk to the extent that in a rising interest rate environment, we may experience a decrease in loan production, as well as decreases in the value of mortgage loans held-for-sale and in commitments to originate loans, which may adversely impact our earnings. Credit risk is the risk of default that may result from the borrowers’ inability or unwillingness to make contractually required payments.

We generally sell loans to investors without recourse; therefore, the investors have assumed the risk of loss or default by the borrower. However, we are usually required by these investors to make certain standard representations and warranties relating to credit information, loan documentation, and collateral. To the extent that we do not comply with such representations, or there are early payment defaults, we may be required to repurchase the loans or indemnify these investors for any losses from borrower defaults. In addition, if loans pay off within a specified time frame, we may be required to refund a portion of the sales proceeds to the investors. We established reserves for potential losses related to these representations and warranties which is recorded within accrued expenses and other liabilities. In assessing the adequacy of the reserve, we evaluate various factors including actual write-offs during the period, historical loss experience, known delinquent and other problem loans, and economic trends and conditions in the industry. Further information is presented in Note 15. Commitments and Contingencies.

Adoption of New Accounting Standards - As an “emerging growth company” under Section 107 of the JOBS Act, we can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, we can delay the adoption of certain accounting standards until those standards would otherwise apply to non-public business entities. We intend to take advantage of the benefits of this extended transition period for an “emerging growth company” for as long as it is available to us. For standards that we have delayed adoption, we may lack comparability to other companies who have adopted such standards. There have been no material developments with respect to newly issued standards from those disclosed in our Prospectus. We have deferred adoption of ASU 2016-02, Leases (Topic 842) and ASU 2016-13, Financial Instruments - Credit Losses (Topic 326).

NOTE 2. Securities

The amortized cost, gross unrealized gains and losses, and fair values of available-for-sale and held-to-maturity debt securities by type follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2021
Available-for-sale:
U.S. treasury	$20,470	$106	$—	$20,576
U.S. agency	7,361	—	(124)	7,237
Obligations of states and political subdivisions	3,984	2	(69)	3,917
Mortgage backed - residential	135,853	2,893	(932)	137,814
Collateralized mortgage obligations	210,072	2,651	(50)	212,673
Mortgage backed - commercial	121,782	4,995	(19)	126,758
Total available-for-sale	$499,522	$10,647	$(1,194)	$508,975

Held-to-maturity:
Obligations of states and political subdivisions	$723	$29	$—	$752
Mortgage backed - residential	12,950	491	—	13,441
Collateralized mortgage obligations	8,221	367	—	8,588
Total held-to-maturity	$21,894	$887	$—	$22,781

As of December 31, 2020
Available-for-sale:
U.S. agency	$9,204	$—	$(208)	$8,996
Obligations of states and political subdivisions	3,427	8	—	3,435
Mortgage backed - residential	116,365	3,399	(202)	119,562
Collateralized mortgage obligations	200,496	2,743	(43)	203,196
Mortgage backed - commercial	127,022	6,426	(51)	133,397
Total available-for-sale	$456,514	$12,576	$(504)	$468,586

Held-to-maturity:
U.S. agency	$5,099	$26	$—	$5,125
Obligations of states and political subdivisions	730	41	—	771
Mortgage backed - residential	16,050	618	—	16,668
Collateralized mortgage obligations	10,309	455	—	10,764
Total held-to-maturity	$32,188	$1,140	$—	$33,328

As of June 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Certain debt securities that have gross unrealized losses and have been in a continuous unrealized loss position for more than one year follows:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Number of Securities
As of June 30, 2021
Available-for-sale:
U.S. agency	$—	$—	$7,237	$(124)	$7,237	$(124)	7
Obligations of states and political subdivisions	3,356	(69)	—	—	3,356	(69)	2
Mortgage backed - residential	37,036	(922)	3,106	(10)	40,142	(932)	9
Collateralized mortgage obligations	16,041	(23)	14,828	(27)	30,869	(50)	10
Mortgage backed - commercial	—	—	24,170	(19)	24,170	(19)	2
Total available-for-sale	$56,433	$(1,014)	$49,341	$(180)	$105,774	$(1,194)	30

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Number of Securities
As of December 31, 2020
Available-for-sale:
U.S. agency	$—	$—	$8,996	$(208)	$8,996	$(208)	7
Mortgage backed - residential	15,251	(146)	7,601	(56)	22,852	(202)	8
Collateralized mortgage obligations	23,646	(43)	—	—	23,646	(43)	11
Mortgage backed - commercial	9,167	(15)	14,971	(36)	24,138	(51)	2
Total available-for-sale	$48,064	$(204)	$31,568	$(300)	$79,632	$(504)	28

There were no held-to-maturity securities in an unrealized loss position as of June 30, 2021 or December 31, 2020.

Estimated fair value is less than amortized cost primarily because of general economic conditions unrelated to the specific issuer. At June 30, 2021 and December 31, 2020, management does not believe these securities are other than temporarily impaired for the following reasons: no significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the issuer; no significant adverse change in the regulatory, economic, or technological environment of the issuer; and no significant adverse change in the general market condition of either the geographic area or the industry in which the issuer operates. Management has the ability and intends to hold these securities and it is likely that management will not be required to sell the securities prior to maturity or until such time as the full amount of investment principal will be returned.

The amortized cost and fair value of our debt securities by contractual maturity as of June 30, 2021 are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or earlier redemptions that may occur.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due within 1 year	$32	$32
Due after 1 year through 5 years	20,590	21,197
Due after 5 years through 10 years	120,650	123,899
Due after 10 years	358,250	363,847
Total available-for-sale	$499,522	$508,975

Held-to-maturity:
Due after 5 years through 10 years	$1,499	$1,581
Due after 10 years	20,395	21,200
Total held-to-maturity	$21,894	$22,781

Securities with a carrying value of $491,909 and $437,223 were pledged to secure public deposits, securities sold under agreements to repurchase and borrowed funds at June 30, 2021 and December 31, 2020, respectively.

There were no proceeds from sales and calls of securities for the six months ended June 30, 2021. The proceeds from sales and calls of securities for the six months ended June 30, 2020 was $56,159. For the six months ended June 30, 2020, we recognized gross investment gains of $446 and gross investment losses of $293, resulting from the sale of securities.

NOTE 3. Loans

Loans held-for-investment consist of the following:

	June 30, 2021	December 31, 2020

Commercial	$2,219,631	$2,181,552
Commercial real estate	1,125,853	1,156,668
Residential real estate	444,575	503,828
Consumer	14,426	14,233
Total loans	3,804,485	3,856,281

Deferred costs, fees, premiums, and discounts	(10,130)	(9,924)

Allowance for loan losses	(42,978)	(47,766)

Total loans, net	$3,751,377	$3,798,591

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. A provision in the CARES Act created the Paycheck Protection Program (PPP), a program administered by the Small Business Administration (“SBA”) to provide loans to small business during the COVID-19 pandemic. As of June 30, 2021 and December 31, 2020, we had $207,645 and $256,336 of PPP loans outstanding and deferred processing fees outstanding of $4,890 and $5,235, respectively. PPP loans are classified as Commercial loans in the consolidated financial statements. No allowance for loan losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

The following table presents the activity in the allowance for loan losses by portfolio type for the three months ended June 30,:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
2021
Allowance for loan losses:
Balance, beginning of period	$31,950	$13,367	$1,573	$324	$47,214
(Benefit from) provision for loan losses	(933)	(218)	(284)	35	(1,400)
Loans charged off	(2,894)	—	—	(19)	(2,913)
Recoveries	50	—	16	11	77
Balance, end of period	$28,173	$13,149	$1,305	$351	$42,978

2020
Allowance for loan losses:
Balance, beginning of period	$18,772	$10,533	$1,346	$220	$30,871
Provision for loan losses	3,845	2,987	531	137	7,500
Loans charged off	(201)	(580)	(24)	(92)	(897)
Recoveries	125	272	15	10	422
Balance, end of period	$22,541	$13,212	$1,868	$275	$37,896

The following table presents the activity in the allowance for loan losses by portfolio type for the six months ended June 30,:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
2021
Allowance for loan losses:
Balance, beginning of period	$32,009	$13,863	$1,606	$288	$47,766
(Benefit from) provision for loan losses	(820)	(723)	(319)	112	(1,750)
Loans charged off	(3,102)	—	(2)	(72)	(3,176)
Recoveries	86	9	20	23	138
Balance, end of period	$28,173	$13,149	$1,305	$351	$42,978

2020
Allowance for loan losses:
Balance, beginning of period	$17,509	$9,645	$1,056	$336	$28,546
Provision for loan losses	5,537	3,875	834	54	10,300
Loans charged off	(794)	(580)	(39)	(136)	(1,549)
Recoveries	289	272	17	21	599
Balance, end of period	$22,541	$13,212	$1,868	$275	$37,896

We determine the allowance for loan losses estimate on at least a quarterly basis.

The following table presents the balance in the allowance for loan losses and the recorded investment by portfolio type based on impairment method:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
As of June 30, 2021
Loans:
Individually evaluated for impairment	$26,426	$7,130	$10,271	$5	$43,832
Collectively evaluated for impairment	2,193,205	1,118,723	434,304	14,421	3,760,653
Total loans	$2,219,631	$1,125,853	$444,575	$14,426	$3,804,485

Allowance for loan losses:
Individually evaluated for impairment	$2,715	$12	$155	$—	$2,882
Collectively evaluated for impairment	25,458	13,137	1,150	351	40,096
Total allowance for loan losses	$28,173	$13,149	$1,305	$351	$42,978

As of December 31, 2020
Loans:
Individually evaluated for impairment	$23,197	$2,933	$9,630	$38	$35,798
Collectively evaluated for impairment	2,158,355	1,153,735	494,198	14,195	3,820,483
Total loans	$2,181,552	$1,156,668	$503,828	$14,233	$3,856,281

Allowance for loan losses:
Individually evaluated for impairment	$3,972	$12	$96	$—	$4,080
Collectively evaluated for impairment	28,037	13,851	1,510	288	43,686
Total allowance for loan losses	$32,009	$13,863	$1,606	$288	$47,766

The following table presents information related to impaired loans by class of loans as of:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment
As of June 30, 2021
With no related allowance recorded:
Commercial	$20,073	$18,931	$—	$10,744
Commercial real estate	7,083	7,042	—	4,722
Residential real estate	8,346	8,434	—	5,647
Consumer	6	5	—	4
Total loans with no related allowance recorded	35,508	34,412	—	21,117

With an allowance recorded:
Commercial	7,665	7,495	2,715	5,117
Commercial real estate	131	88	12	61
Residential real estate	1,808	1,837	155	1,229
Total loans an allowance recorded	9,604	9,420	2,882	6,407
Total impaired loans	$45,112	$43,832	$2,882	$27,524

As of December 31, 2020
With no related allowance recorded:
Commercial	$16,370	$15,756	$—	$12,189
Commercial real estate	2,850	2,838	—	1,910
Residential real estate	9,021	8,933	—	5,855
Consumer	38	38	—	29
Total loans with no related allowance recorded	28,279	27,565	—	19,983

With an allowance recorded:
Commercial	7,610	7,441	3,972	5,304
Commercial real estate	133	95	12	67
Residential real estate	709	697	96	479
Total loans an allowance recorded	8,452	8,233	4,080	5,850
Total impaired loans	$36,731	$35,798	$4,080	$25,833

Interest income recorded on impaired loans was not material for the three and six months ended June 30, 2021 and 2020.

Credit risk monitoring and management is a continuous process to manage the quality of the loan portfolio. We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt including current financial information, historical payment experience, credit documentation, public information and current economic trends among other factors. The risk rating system is used as a tool to analyze and monitor loan portfolio quality. Risk ratings meeting an internally specified exposure threshold are updated annually, or more frequently upon the occurrence of a circumstance that affects the credit risk of the loan. We use the following definitions for risk ratings:

Substandard - loans are considered “classified” and have a well-defined weakness, or weaknesses, such as loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans are also characterized by the distinct possibility of loss in the future if the deficiencies are not corrected.

Doubtful - loans are considered “classified” and have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. There were no loans categorized as doubtful as of June 30, 2021 and December 31, 2020.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

The following table presents the credit risk profile of our loan portfolio based on our rating categories:

	Non-Classified	Classified	Total
As of June 30, 2021
Commercial	$2,177,743	$41,888	$2,219,631
Commercial real estate	1,094,729	31,124	1,125,853
Residential real estate	434,168	10,407	444,575
Consumer	14,420	6	14,426
Total loans	$3,721,060	$83,425	$3,804,485

As of December 31, 2020
Commercial	$2,145,831	$35,721	$2,181,552
Commercial real estate	1,126,080	30,588	1,156,668
Residential real estate	494,155	9,673	503,828
Consumer	14,195	38	14,233
Total loans	$3,780,261	$76,020	$3,856,281

The following table presents our loan portfolio aging analysis:

	Loans Not Past Due	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans Greater than 90 Days Past Due, Still Accruing	Non-Accrual	Total
As of June 30, 2021
Commercial	$2,192,972	$589	$—	$—	$26,070	$2,219,631
Commercial real estate	1,113,827	4,891	—	—	7,135	1,125,853
Residential real estate	433,517	42	803	—	10,213	444,575
Consumer	14,420	1	—	—	5	14,426
Total loans	$3,754,736	$5,523	$803	$—	$43,423	$3,804,485

As of December 31, 2020
Commercial	$2,147,310	$11,415	$48	$—	$22,779	$2,181,552
Commercial real estate	1,144,801	8,933	—	—	2,934	1,156,668
Residential real estate	489,482	2,948	1,123	777	9,498	503,828
Consumer	14,187	8	—	—	38	14,233
Total loans	$3,795,780	$23,304	$1,171	$777	$35,249	$3,856,281

As of June 30, 2021 and December 31, 2020, we have a recorded investment in troubled debt restructurings (TDRs) of $17,525 and $13,975, respectively. We have no commitments to lend additional amounts at June 30, 2021.

The modification of the terms of the loans performed for the six months ended June 30, 2021 and for the year ended December 31, 2020 respectively, included rate modifications, extensions of the maturity dates or a permanent reduction of the recorded investment in the loans.

The following table presents loans by class modified as TDRs that occurred during the six months ended June 30, 2021 and year ended December 31, 2020:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
June 30, 2021
Commercial	4	$5,330	$5,129
Total	4	$5,330	$5,129

December 31, 2020
Commercial	11	$2,950	$2,831
Residential real estate	5	917	907
Total	16	$3,867	$3,738

For the six months ended June 30, 2021 and year ended December 31, 2020 the TDRs described above increased the allowance for loan losses by $1,178 and $1,464, respectively. There were no amounts charged-off during the six months ended June 30, 2021 and year ended December 31, 2020. For the year ended December 31, 2020, there were loans modified as TDRs totaling $1,759 for which there was a payment default following the modification.

In order to assess whether a borrower is experiencing financial difficulty, an evaluation is performed to determine the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under our internal underwriting policy.
A loan is generally considered to be in payment default once it is 30 days contractually past due under the modified terms.

We are working with borrowers impacted by COVID-19 and providing modifications to include interest only deferral or principal and interest deferral. These modifications are excluded from TDR classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. As of June 30, 2021, we had modified loans under the CARES Act as follows:

	Number of Loans	Recorded Investment
June 30, 2021
Residential real estate	18	$7,971

Acquired Loans and Loan Discounts:
Included in the net loan portfolio as of June 30, 2021 and December 31, 2020 is a net accretable discount related to loans acquired within a business combination in the approximate amounts of $961 and $2,043, respectively. The discount is being accreted into income on a level-yield basis over the life of the loans.

Loans acquired with evidence of credit quality deterioration at acquisition, for which it was probable that we would not be able to collect all contractual amounts due, were accounted for as purchased credit impaired (“PCI”) loans. The outstanding balance represents the total amount owed, including accrued but unpaid interest, and any amounts previously charged off. The carrying amount of purchased credit impaired loans is not significant as of June 30, 2021 and December 31, 2020.

NOTE 4. Mortgage Servicing Rights

We have investments in mortgage servicing rights (“MSRs”) that result from the sale of loans to the secondary market for which we retain the servicing. We account for these MSRs at their fair value. A primary risk associated with MSRs is the potential reduction in fair value as a result of higher than anticipated prepayments due to loan refinancing prompted, in part, by declining interest rates or government intervention. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated. We utilize derivatives as economic hedges to offset changes in the fair value of the MSRs resulting from the actual or anticipated changes in prepayments stemming from changing interest rate environments.

The unpaid principal loan balance of our servicing portfolio is presented in the following table as of:

	June 30, 2021	December 31, 2020

Federal National Mortgage Association	$2,298,635	$2,117,703
Federal Home Loan Mortgage Corporation	1,268,647	948,934
Government National Mortgage Association	736,733	722,138
Federal Home Loan Bank	172,501	245,246
Other	1,997	2,144
Total	$4,478,513	$4,036,165

The activity of MSRs carried at fair value is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020

Balance, beginning of period	$39,342	$19,793	$29,144	$29,003
Additions:
Servicing resulting from transfers of financial assets	6,125	6,469	13,230	9,265
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	(1,660)	(572)	4,261	(11,101)
Changes in fair value due to pay-offs, pay-downs, and runoff	(2,963)	(1,890)	(5,791)	(3,367)
Balance, end of period	$40,844	$23,800	$40,844	$23,800

The following represents the weighted-average key assumptions used to estimate the fair value of MSRs as of:

	June 30, 2021	December 31, 2020	June 30, 2020

Discount rate	9.21%	9.12%	9.45%
Total prepayment speeds	13.01%	16.99%	18.88%
Cost of servicing each loan	$86/per loan	$85/per loan	$86/per loan

Total servicing and ancillary fees earned from the mortgage servicing portfolio is presented in the following table:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020

Servicing fees	$2,946	$2,168	$5,752	$4,373
Late and ancillary fees	99	83	199	185
Total	$3,045	$2,251	$5,951	$4,558

NOTE 5. Derivative Financial Instruments

Banking Derivative Financial Instruments:
We are exposed to changes in the fair value of certain of our fixed-rate assets due to changes in benchmark interest rates. We use interest rate swaps to manage our exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate, LIBOR. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for us making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. The carrying amount of hedged loans receivable as of June 30, 2021 and December 31, 2020 was $228,300 and $239,591, respectively. The cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged loans receivable as of June 30, 2021 and December 31, 2020 was $8,075 and $14,906, respectively. The hedges were determined to be effective during all periods presented and we expect the hedges to remain effective during their remaining terms.

Derivatives not designated as hedges are not speculative and result from a service we provide to certain customers. We execute interest rate swaps with banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that we execute with a third party, such that we minimize our net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. These instruments are a component of prepaid expenses and other assets and accrued expenses and other liabilities.

The components of our banking derivative financial instruments consisted of the following:

	Number of Transactions	Expiration Dates	Outstanding Notional	Estimated Fair Value
June 30, 2021
Derivative financial instruments designated as hedging instruments:
Assets:
Interest Rate Products	2	2029-2030	$38,888	$2,076
Liabilities:
Interest Rate Products	12	2022-2029	$182,643	$10,195

Derivative financial instruments not designated as hedging instruments:
Assets:
Interest Rate Products	36	2024-2036	$194,678	$8,974
Liabilities:
Interest Rate Products	36	2024-2036	$194,678	$9,398

December 31, 2020
Derivative financial instruments designated as hedging instruments:
Assets:
Interest Rate Products	2	2026-2029	$38,978	$830
Liabilities:
Interest Rate Products	12	2022-2028	$185,637	$15,792

Derivative financial instruments not designated as hedging instruments:
Assets:
Interest Rate Products	28	2024-2031	$171,609	$11,348
Liabilities:
Interest Rate Products	28	2024-2031	$171,609	$12,117

We recorded gains and losses on banking derivatives assets as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020

Recorded gain (loss) on banking derivative assets	$517	$1,167	$(234)	$8,829

Recorded (loss) gain on banking derivative liabilities	$(886)	$(1,198)	$589	$(9,555)

For the three months ended June 30, 2021 and 2020, our banking derivative financial instruments not designated as hedging instruments generated fee income of $390 and $304, respectively. For the six months ended June 30, 2021 and 2020, our banking derivative financial instruments not designated as hedging instruments generated fee income of $834 and $1,561, respectively.

Credit-risk-related Contingent Features:
We have agreements with each of our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations.

We also have agreements with our derivative counterparties that contain a provision where if we fail to maintain our status as a well-capitalized institution, then our derivative counterparties have the right but not the obligation to terminate existing swaps. As of June 30, 2021 and December 31, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $34,156 and $28,622, respectively. As of June 30, 2021 and December 31, 2020, we have minimum collateral posting thresholds with our derivative counterparties and have posted collateral of $19,329 and $31,400, respectively. If we had breached any of these provisions at June 30, 2021, we could have been required to settle our obligations under the agreements at their termination value of $34,156.

Mortgage Banking Derivative Financial Instruments:

The components of our mortgage banking derivative financial instruments consisted of the following:

	Expiration Dates	Outstanding Notional	Estimated Fair Value
June 30, 2021
Derivative financial instruments
Assets:
Forward MBS trades	2021	$158,600	$1,035
Interest rate lock commitments (IRLC)	2021	$256,366	$2,652
Liabilities:
Forward MBS trades	2021	$216,000	$407

December 31, 2020
Derivative financial instruments
Assets:
Forward MBS trades	2021	$189,900	$468
Interest rate lock commitments (IRLC)	2021	$462,394	$5,686
Liabilities:
Forward MBS trades	2021	$433,400	$2,883

We recorded gains and losses on mortgage banking derivatives assets as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020

Recorded (loss) gain on mortgage banking derivative assets	$(7)	$4,549	$(9,477)	$27,625

Recorded gain (loss) on mortgage banking derivative liabilities	$110	$5,505	$2,527	$(2,914)

NOTE 6. Deposits

The composition of our deposits is as follows:

	As of
	June 30, 2021	December 31, 2020

Noninterest-bearing demand deposit accounts	$1,359,112	$1,054,458
Interest-bearing deposit accounts:
Interest-bearing demand accounts	194,840	164,870
Savings accounts and money market accounts	2,746,373	2,472,965
NOW accounts	101,749	95,297
Certificate of deposit accounts:
Less than $100	156,667	164,491
$100 through $250	106,553	113,006
Greater than $250	83,404	88,462
Total interest-bearing deposit accounts	3,389,586	3,099,091
Total deposits	$4,748,698	$4,153,549

The following table summarizes the interest expense incurred on our deposits:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020

Interest-bearing deposit accounts:
Interest-bearing demand accounts	$114	$157	$211	$234
Savings accounts and money market accounts	1,262	1,654	2,513	4,266
NOW accounts	172	161	286	288
Certificate of deposit accounts	801	2,153	1,743	4,745
Total interest-bearing deposit accounts	$2,349	$4,125	$4,753	$9,533

The remaining maturity on certificate of deposit accounts as of June 30, 2021 is as follows:

Remainder of 2021	$117,381
2022	156,539
2023	38,074
2024	13,500
2025	10,741
2026	6,403
Thereafter	3,986
Total certificate of deposit accounts	$346,624

NOTE 7. Securities Sold Under Agreements to Repurchase

Information concerning securities sold under agreements to repurchase is as follows for the periods ended:

	June 30, 2021	December 31, 2020

Amount outstanding at period-end	$113,786	$115,372
Average daily balance during the period	$144,496	$118,706
Average interest rate during the period	0.05%	0.15%
Maximum month-end balance during the period	$160,865	$149,844
Weighted average interest rate at period-end	0.05%	0.05%

At June 30, 2021 and December 31, 2020, such agreements were secured by investment and mortgage-related securities with an approximate carrying amount of $119,403 and $121,116, respectively. Pledged securities are maintained by safekeeping agents at the direction of the Bank. Our agreements to repurchase generally mature daily, and are considered to be in an overnight and continuous position.

NOTE 8. Debt

FHLB advances:

The following is a breakdown of our FHLB advances and other borrowings outstanding as of:

	June 30, 2021			December 31, 2020
	Amount	Rate	Weighted Average Rate	Amount	Rate	Weighted Average Rate
Variable rate line-of-credit advance	$—	N/A	N/A	$20,000	0.35%	N/A
Fixed rate term advances	$40,000	0.91% - 2.59%	1.49%	$50,411	0.91% - 4.13%	1.78%
	$40,000			$70,411

The advances were collateralized by $930,581 and $943,376 of loans pledged to the FHLB as collateral as of June 30, 2021 and December 31, 2020, respectively.

Future maturities of our FHLB borrowings is as follows:

2022	$10,000
2025	20,000
Thereafter	10,000
Total	$40,000

As of June 30, 2021 and December 31, 2020, the Bank had total borrowing capacity with the FHLB that is based on qualified collateral lending values of $749,936 and $702,540, respectively. Our additional borrowing availability with the FHLB at June 30, 2021 was $611,842. These borrowings can be in the form of additional term advances or a line-of-credit.

FRB advances:
We also had a $10,669 line-of-credit with the FRB. The agreement bears interest at the Fed Funds target rate plus 0.50% and is secured by municipal, agency, mortgage-related and corporate securities. The entire line was available at June 30, 2021.

Other borrowings:
We have lines-of-credit with certain other financial institutions totaling $95,000 as of June 30, 2021. No amounts were drawn on these lines-of-credit in 2021.

Convertible Notes Payable:
We have issued a total of $20,673 of convertible notes with a maturity date of August 31, 2023. The annual interest rate on these convertible notes is 3.29% with quarterly interest payments. With respect to conversion, each $1 (in thousands) principal amount of the convertible notes can be converted to 15.6717 shares of Parent Company common stock at any time until maturity.

The convertible notes were originally recorded with a discount of $4,682. As of and for the periods ended June 30, 2021 and December 31, 2020, the debt discount on the convertible notes totaled $1,604 and $1,977, respectively. The related accretion for the three months ended June 30, 2021 and 2020 was $186 and $187, respectively. The related accretion for the six months ended June 30, 2021 and 2020 was $373 and $376, respectively.

Subordinated Debt:

Subordinated Notes:
In June and August 2020, we issued a total of $40,000 subordinated notes. The notes pay interest at a fixed rate of 6.00% through June 30, 2025 and subsequently, until maturity, pay interest at a floating rate of three month term SOFR plus 5.89% reset quarterly. Interest is payable on July 1 and January 1 of each year. Such notes are due on July 1, 2030. The notes are not redeemable within the first five years of issuance, except under certain very limited conditions. After five years, we may redeem the notes at our discretion.

We incurred and capitalized $933 of costs related to the issuance of the subordinated notes. As of and for the three and six months ended June 30, 2021, the amortization associated with the debt issuance costs totaled $24 and $47.

Trust preferred securities:
We have issued $9,279 in trust preferred securities through a special-purpose trust, New Mexico Banquest Capital Trust I (“NMBCT I”). In addition, we have issued $4,640 in trust preferred securities through a special purpose trust, New Mexico Banquest Capital Trust II (“NMBCT II”, and together with NMBCT I, collectively referred to as “NMBCT Trusts”). Interest is payable quarterly at a rate of three-month LIBOR plus 3.35% (3.55% and 4.72% as of June 30, 2021 and 2020, respectively) for the trust preferred securities issued through NMBCT I and at a rate of three-month LIBOR plus 2.00% (2.15% and 2.36% as of June 30, 2021 and 2020, respectively) for the trust preferred securities issued through NMBCT II.

This subordinated debt of $13,919 was originally recorded at a discount of $4,293. As of and for the three months ended June 30, 2021 and 2020, accretion associated with the fair value discount totaled $64, respectively. As of and for the six months ended June 30, 2021 and 2020, accretion associated with the fair value discount totaled $129, respectively.

The Parent Company fully and unconditionally guarantees the obligations of the NMBCT Trusts on a subordinated basis. The trust preferred securities issued through the NMBCT Trusts are mandatorily redeemable upon the maturity of the debentures on December 19, 2032 and November 23, 2034, respectively, and are optionally redeemable, in part or in whole, by the Parent Company at each quarterly interest payment date. The Parent Company owns all of the outstanding common securities of the NMBCT Trusts, which have an aggregate liquidation valuation amount of $419 and is recorded in prepaid expenses and other assets on the consolidated balance sheet. The NMBCT Trusts are considered variable interest entities. Since the Parent Company is not the primary beneficiary of the NMBCT Trusts, the financial statements of the NMBCT Trusts are not included in our consolidated financial statements.

NOTE 9. Earnings Per Share

Basic earnings per share, excluding dilution, is computed by dividing earnings available to common stockholders’ by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that could then share in our earnings.

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020

Net income applicable to common stockholders	$11,281	$14,398	$25,619	$21,571
Weighted Average Shares
Weighted average common shares outstanding	18,321,659	18,319,324	18,321,659	18,330,479
Effect of dilutive securities
Stock-based awards	439,375	—	401,169	—
Weighted average diluted common shares	18,761,034	18,319,324	18,722,828	18,330,479

Earnings per common share
Basic earnings per common share	$0.62	$0.79	$1.40	$1.18
Effect of dilutive securities
Stock-based awards	(0.02)	—	(0.03)	—
Diluted earnings per common share	$0.60	$0.79	$1.37	$1.18

Convertible notes payable for 323,984 shares of common stock were not considered in computing diluted earnings per share for three and six months ended June 30, 2021 and 2020 because they were antidilutive. Stock-based awards of 406,819 and 202,514 shares were antidilutive for the three and six months ended June 30, 2020, respectively.

NOTE 10. Stockholders’ Equity

Equity Incentive Plan:
We have established the FirstSun Capital Bancorp 2017 Equity Incentive Plan (the Plan). The Plan provides for the grant of stock options, stock appreciation rights, restricted stock and other stock awards to its employees, directors and consultants for up to 1,977,292 shares of FirstSun common stock in the aggregate.

A summary of stock option activity under the Plan as of June 30, 2021, and changes during the period then ended is presented below:

	Shares	Weighted-Average Exercise Price, per Share	Weighted-Average Remaining Contractual Term (years)
For the six months ended June 30, 2021
Outstanding, beginning of period	1,428,940	$19.97
Exercised	—	—
Granted	26,336	32.54
Forfeited	(40,402)	20.32
Outstanding, end of period	1,414,874	$20.19	6.72
Options vested or expected to vest	1,414,874	$20.19
Options exercisable, end of period	1,170,836	$19.90	6.39

For the three months ended June 30, 2021 and 2020, we recorded total compensation cost of $576 and $607, respectively related to the Plan. For the six months ended June 30, 2021 and 2020, we recorded total compensation cost of $1,153 and $1,226, respectively, related to the Plan.

At June 30, 2021, there was $1,737 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The unrecognized compensation cost at June 30, 2021 is expected to be recognized over the following 3.92 years. At June 30, 2021 and December 31, 2020, the intrinsic value of the stock options was $16,368 and $10,660, respectively.

NOTE 11. Income Taxes

The provision for income taxes in interim periods requires us to make a best estimate of the effective tax rate expected to be applicable for the full year, adjusted for any discrete items for the applicable period. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes.

The following table presents our provision for income tax and effective tax provision rate:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020

Provision for income taxes	$2,178	$3,446	$5,308	$4,577
Effective tax provision rate	16.2%	19.3%	17.2%	17.5%

We do not believe that we have any material uncertain tax positions, and do not expect any material changes during the next twelve months.

NOTE 12. Regulatory Capital Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

Under the Basel III rules, the Parent Company and the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The fully phased in capital conservation buffer is 2.50% for all periods presented.

The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. As of June 30, 2021, both the Parent Company and the Bank met all capital adequacy requirements to which they were subject.

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of June 30, 2021 and December 31, 2020, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Actual and required capital amounts at year end for the Parent Company are as follows:

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2021
Total risk-based capital to risk-weighted assets:	$537,350	12.44%	$345,438	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$444,043	10.28%	$259,078	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$444,043	10.28%	$194,309	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$444,043	8.21%	$216,452	4.00%	N/A	N/A

As of December 31, 2020
Total risk-based capital to risk-weighted assets:	$513,949	12.19%	$337,327	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$416,029	9.87%	$252,995	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$416,029	9.87%	$189,746	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$416,029	8.53%	$195,074	4.00%	N/A	N/A

Actual and required capital amounts at year end for the Bank are as follows:

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2021
Total risk-based capital to risk-weighted assets:	$543,215	12.62%	$344,351	8.00%	$430,439	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$499,749	11.61%	$258,263	6.00%	$344,351	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$499,749	11.61%	$193,697	4.50%	$279,785	6.50%
Tier 1 leverage capital to average assets:	$499,749	9.24%	$216,396	4.00%	$270,495	5.00%

As of December 31, 2020
Total risk-based capital to risk-weighted assets:	$517,077	12.30%	$336,276	8.00%	$420,345	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$468,823	11.15%	$252,207	6.00%	$336,276	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$468,823	11.15%	$189,155	4.50%	$273,224	6.50%
Tier 1 leverage capital to average assets:	$468,823	9.62%	$195,008	4.00%	$243,760	5.00%

NOTE 13. Fair Value Measurements

We utilize fair value measurements to record or disclose the fair value on certain assets and liabilities. Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The determination of fair values of financial instruments often requires the use of estimates. In cases where quoted market values in an active market are not available, we use present value techniques and other valuation methods to estimate the fair values of our financial instruments. These valuation models rely on market-based parameters when available, such as interest rate yield curves or credit spreads. Unobservable inputs may be based on management’s judgement assumptions and estimates related to credit quality, our future earnings, interest rates and other relevant inputs. These valuation methods require considerable judgement and the resulting estimates of fair value can be significantly affected by the assumptions made and the methods used.

ASC Topic 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The hierarchy is based on the transparency of the inputs used in the valuation process with the highest priority given to quoted prices available in active markets and the lowest priority to unobservable inputs where no active market exists. The three levels of inputs that may be used to measure fair value are as follows:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3: Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own beliefs about the assumptions that market participants would use in pricing the assets or liabilities.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input within the valuation hierarchy that is significant to the overall fair value measurement. Transfers between levels of the fair value hierarchy are recognized at the end of the reporting period.

The following table sets forth our assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total Estimated Fair Value
As of June 30, 2021
Available-for-sale securities	$20,576	$488,399	$—	$508,975
Loans held-for-sale	—	136,999	—	136,999
Mortgage servicing rights	—	—	40,844	40,844
Derivative financial instruments - assets	—	14,737	—	14,737
Derivative financial instruments - liabilities	—	(20,000)	—	(20,000)
Total	$20,576	$620,135	$40,844	$681,555

As of December 31, 2020
Available-for-sale securities	$—	$468,586	$—	$468,586
Loans held-for-sale	—	193,963	—	193,963
Mortgage servicing rights	—	—	29,144	29,144
Derivative financial instruments - assets	—	18,332	—	18,332
Derivative financial instruments - liabilities	—	(30,792)	—	(30,792)
Total	$—	$650,089	$29,144	$679,233

No assets or liabilities were valued on a recurring basis at Level 1 as of December 31, 2020, nor were there any transfers between Level 2 and Level 3 during the six months ended June 30, 2021 and the year ended December 31, 2020.

For further details on our level 3 inputs related to MSRs, see Note 4. Mortgage Servicing Rights.

The following table presents a reconciliation for our Level 3 assets measured at fair value on a recurring basis:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020

Balance, beginning of period	$39,342	$19,793	$29,144	$29,003
Total losses included in earnings	(4,623)	(2,462)	(1,530)	(14,468)
Purchases, issuances, sales and settlements:
Issuances	6,125	6,469	13,230	9,265
Balance, end of period	$40,844	$23,800	$40,844	$23,800

Certain financial assets and financial liabilities are regularly measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table sets forth our assets and liabilities that were measured at fair value on a non-recurring basis as of:

	Level 3
	June 30, 2021	December 31, 2020
Impaired loans:
Commercial	$4,780	$3,469
Commercial real estate	76	84
Residential real estate	1,682	601
Total impaired loans	$6,538	$4,154

Other real estate owned and foreclosed assets, net:
Commercial real estate	$4,004	$3,354
Residential real estate	9	—
Total other real estate owned and foreclosed assets, net:	$4,013	$3,354

The fair value of the financial assets in the table above utilize the market approach valuation technique, with discount adjustments for differences between comparable sales.

Fair value of financial instruments not carried at fair value:

The carrying amounts and estimated fair values of financial instruments not carried at fair value are as follows:

		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
As of June 30, 2021
Assets:
Cash and cash equivalents	$840,600	$840,600	$840,600	$—	$—
Securities held-to-maturity	21,894	22,781	—	22,781	—
Loans (excluding impaired loans)	3,760,653	3,715,618	—	—	3,715,618
Restricted equity securities	17,815	17,815	—	17,815	—
Accrued interest receivable	14,599	14,599	—	1,085	13,514

Liabilities:
Deposits (excluding demand deposits)	$3,194,746	$3,203,052	$—	$3,203,052	$—
Securities sold under agreements to repurchase	113,786	113,786	—	113,786	—
FHLB advances	40,000	41,821	—	41,821	—
Convertible notes payable, net	19,069	21,201	—	21,201	—
Subordinated debt, net	49,841	52,099	—	52,099	—
Accrued interest payable	1,246	1,246	—	1,246	—

As of December 31, 2020
Assets:
Cash and cash equivalents	$201,978	$201,978	$201,978	$—	$—
Securities held-to-maturity	32,188	33,328	—	33,328	—
Loans (excluding impaired loans)	3,820,483	3,780,649	—	—	3,780,649
Restricted equity securities	23,175	23,175	—	23,175	—
Accrued interest receivable	15,416	15,416	—	986	14,430

Liabilities:
Deposits (excluding demand deposits)	$2,934,221	$2,947,287	$—	$2,947,287	$—
Securities sold under agreements to repurchase	115,372	115,372	—	115,372	—
FHLB advances	70,411	72,770	—	72,770	—
Convertible notes payable, net	18,696	20,804	—	20,804	—
Subordinated debt, net	49,666	49,750	—	49,750	—
Accrued interest payable	2,592	2,592	—	2,592	—

NOTE 14. Segment Information

Our operations are conducted through two operating segments: Banking and Mortgage Operations. Corporate represents costs not allocated to the operating segments. Operating segments are defined as components of an enterprise that engage in business activity from which revenues are earned and expenses are incurred for which discrete financial information is available that is evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. Operating segments have been determined based on the products and services offered and reflect the manner in which financial information is currently evaluated by management. Each segment operates under the same banking charter, but is reported on a segmented basis for this report. Each of the operating segments is complementary to each other and because of the interrelationship of the segments, the information presented is not indicative of how the segments would perform if they operated as independent entities.

The Banking segment originates loans and provides deposits and fee based services to consumer, business, and mortgage lending customers. Products offered include a full range of commercial and consumer banking and financial services. The interest income on loans held-for-investment is recognized in the Banking segment, excluding newly originated residential first mortgages within the Mortgage Operations segment.

The Mortgage Operations segment originates, sells, services, and manages market risk from changes in interest rates on one-to-four family residential mortgage loans to sell or hold on our balance sheet. Loans originated-to-sell comprise the majority of the lending activity. The Mortgage Operations segment recognizes interest income on loans that are held-for-sale and newly originated residential mortgages held-for-investment, the gains from one to four family residential mortgage sales, and revenue for servicing loans and other ancillary fees following a sales transaction. Revenue from servicing activities is earned on a contractual fee basis. The Mortgage Operations segment services loans for the held-for-investment portfolio, for which it earns revenue via an intercompany service fee allocation which appears as a cost to Banking in mortgage fees. Forward traded loan purchases and sales settlements as well as mortgage servicing rights and related fair value adjustments are reported in this segment.

Corporate represents miscellaneous other expenses of a corporate nature as well as revenue and expenses not directly assigned or allocated to the Banking or Mortgage Operations segments. The majority of executive management’s time is spent managing operating segments; related costs have been allocated between the operating segments and Corporate.
Revenues are comprised of net interest income before the provision (benefit) for loan losses and non-interest income. Noninterest expenses are allocated to each operating segment. Provision for loan losses is primarily allocated to the Banking segment. Allocation methodologies may be subject to periodic adjustment as management systems evolve and/or the business or product lines within the segments change.

Significant segment totals are reconciled to the financial statements as follows for the three months ended June 30,:

	Banking	Mortgage Operations	Corporate	Total Segments
2021
Summary of Operations
Net interest income (expense)	$35,511	$2,024	$(1,135)	$36,400

Benefit from loan losses	(1,331)	(69)	—	(1,400)

Noninterest income:
Service charges on deposit accounts	2,645	—	—	2,645
Credit and debit card fees	2,544	—	—	2,544
Trust and investment advisory fees	1,992	—	—	1,992
(Loss) income from mortgage banking services, net	(671)	23,607	—	22,936
Other noninterest income	2,167	(1)	—	2,166
Total noninterest income	8,677	23,606	—	32,283

Noninterest expense:
Salary and employee benefits	24,335	13,799	315	38,449
Occupancy	5,775	751	1	6,527
Other noninterest expenses	7,188	3,145	1,315	11,648
Total noninterest expense	37,298	17,695	1,631	56,624

Income (loss) before income taxes	$8,221	$8,004	$(2,766)	$13,459

Other Information
Depreciation expense	$1,413	$177	$—	$1,590
Identifiable assets	$4,950,341	$577,798	$34,937	$5,563,076

	Banking	Mortgage Operations	Corporate	Total Segments
2020
Summary of Operations
Net interest income (expense)	$31,304	$2,208	$(633)	$32,879

Provision for (benefit from) loan losses	7,552	(52)	—	7,500

Noninterest income:
Service charges on deposit accounts	1,966	—	—	1,966
Credit and debit card fees	1,909	—	—	1,909
Trust and investment advisory fees	967	—	—	967
(Loss) income from mortgage banking services, net	(628)	38,843	—	38,215
Other noninterest income	1,088	—	—	1,088
Total noninterest income	5,302	38,843	—	44,145

Noninterest expense:
Salary and employee benefits	21,844	14,105	282	36,231
Occupancy	5,440	915	1	6,356
Other noninterest expenses	6,000	2,892	201	9,093
Total noninterest expense	33,284	17,912	484	51,680

(Loss) income before income taxes	$(4,230)	$23,191	$(1,117)	$17,844

Other Information
Depreciation expense	$1,211	$199	$—	$1,410
Identifiable assets	$4,218,549	$577,618	$28,700	$4,824,867

Significant segment totals are reconciled to the financial statements as follows for the six months ended June 30,:

	Banking	Mortgage Operations	Corporate	Total Segments
2021
Summary of Operations
Net interest income (expense)	$73,220	$3,864	$(2,267)	$74,817

Benefit from loan losses	(1,419)	(331)	—	(1,750)

Noninterest income:
Service charges on deposit accounts	5,188	—	—	5,188
Credit and debit card fees	4,668	—	—	4,668
Trust and investment advisory fees	3,897	—	—	3,897
(Loss) income from mortgage banking services, net	(1,110)	49,103	—	47,993
Other noninterest income	4,425	(7)	—	4,418
Total noninterest income	17,068	49,096	—	66,164

Noninterest expense:
Salary and employee benefits	47,507	29,072	489	77,068
Occupancy	11,681	1,542	1	13,224
Other noninterest expenses	13,711	6,322	1,479	21,512
Total noninterest expense	72,899	36,936	1,969	111,804

Income (loss) before income taxes	$18,808	$16,355	$(4,236)	$30,927

Other Information
Depreciation expense	$2,912	$267	$—	$3,179
Identifiable assets	$4,950,341	$577,798	$34,937	$5,563,076

	Banking	Mortgage Operations	Corporate	Total Segments
2020
Summary of Operations
Net interest income (expense)	$62,337	$3,759	$(1,278)	$64,818

Provision for loan losses	10,276	24	—	10,300

Noninterest income:
Service charges on deposit accounts	4,614	—	—	4,614
Credit and debit card fees	3,758	—	—	3,758
Trust and investment advisory fees	1,940	—	—	1,940
(Loss) income from mortgage banking services, net	(1,355)	55,806	—	54,451
Other noninterest income	1,632	—	—	1,632
Total noninterest income	10,589	55,806	—	66,395

Noninterest expense:
Salary and employee benefits	40,845	22,705	499	64,049
Occupancy	11,178	1,707	1	12,886
Other noninterest expenses	12,013	5,443	374	17,830
Total noninterest expense	64,036	29,855	874	94,765

(Loss) income before income taxes	$(1,386)	$29,686	$(2,152)	$26,148

Other Information
Depreciation expense	$2,598	$299	$—	$2,897
Identifiable assets	$4,218,549	$577,618	$28,700	$4,824,867

NOTE 15. Commitments and Contingencies

Commitments:
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include loan commitments, standby letters of credit, and documentary letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Our exposure to credit loss in the event of nonperformance by the other party of these loan commitments and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet financial instruments.

Operating leases:
We lease certain facilities and equipment under non-cancelable operating leases. Operating lease amounts exclude renewal option periods, property taxes, insurance, and maintenance expenses on leased properties. Our facility leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance, and general property maintenance that would be recorded in rent expense. Rent expense was $1,612 and $1,849 for the three months ended June 30, 2021 and 2020, respectively, and $3,314 and $3,530 for the six months ended June 30, 2021 and 2020, respectively. Future minimum payments under all existing operating lease commitments are as follows:

Remainder 2021	$3,344
2022	6,801
2023	6,845
2024	6,440
2025	5,802
2026	3,169
Thereafter	6,750
Total operating leases	$39,151

Undistributed portion of committed loans and unused lines of credit:
Loan commitments are agreements to lend to a customer as long as there is no customer violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee. As of June 30, 2021 and December 31, 2020, commitments included the funding of fixed-rate loans totaling $93,855 and $95,448 and variable-rate loans totaling $622,112 and $602,142, respectively. The fixed-rate loan commitments have interest rates ranging from 0.90% to 18.00% at June 30, 2021 and 0.90% to 18.00% at December 31, 2020, and maturities ranging from 1 month to 24 years at June 30, 2021 and from 1 month to 10 years at December 31, 2020.

Standby letters of credit:
Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since many of the loan commitments and letters of credit expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, owner-occupied real estate, and/or income-producing commercial properties. As of June 30, 2021 and December 31, 2020, our standby letters of credit commitment totaled $10,175 and $16,664, respectively.

MPF Master Commitments:
The Bank has executed MPF Master Commitments (Commitments) with the FHLB to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB’s first loss account for mortgages delivered under the Commitments. The Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to manage the credit risk of the MPF Program mortgage loans. The term of these Commitments is through December 31, 2021. As of June 30, 2021 and December 31, 2020, the Bank considered the amount of any of its liability for the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments to be immaterial, and had not recorded a liability and offsetting receivable. As of June 30, 2021 and December 31, 2020 the maximum potential amount of future payments that the Bank would have been required to make under the Commitments was $13,094 and $13,029 respectively. Under the Commitments, the Bank agrees to service the loans and therefore, is responsible for any necessary foreclosure proceedings. Any future recoveries on any losses would not be paid by the FHLB under the Commitments. The Bank has not experienced any material losses under these guarantees.

Contingencies:
We generally sell loans to investors without recourse; therefore, the investors have assumed the risk of loss or default by the borrower. However, we are usually required by these investors to make certain standard representations and warranties relating to credit information, loan documentation, and collateral. To the extent that we do not comply with such representations, we may be required to repurchase the loans or indemnify these investors for any losses from borrower defaults. We establish reserves for potential losses related to these representations and warranties if deemed appropriate and such reserves would be recorded within accrued expenses and other liabilities. In assessing the adequacy of the reserve, we evaluate various factors including actual write-offs during the period, historical loss experience, known delinquent and other problem loans, and economic trends and conditions in the industry.

From time to time, we are a defendant in various claims, legal actions, and complaints arising in the ordinary course of business. We periodically review all outstanding pending or threatened legal proceedings and determines if such matters will have an adverse effect on our business, financial condition, results of operations or cash flows.

Trust Administration Litigation:
On May 18, 2021, the two remainder beneficiaries of the Dorothy S. Harroun Irrevocable Trust dated October 13, 1983 (“Trust”), Dennis Harroun and Douglas Harroun (the “Remainder Beneficiaries”), filed a claim in the Santa Fe County, New Mexico District Court, against the Bank as trustee of the Trust, in the form of a counterclaim related to a petition for guidance and approval of trust distributions filed by the Bank on March 24, 2021 in the same court (the “Guidance Case”). The Remainder Beneficiaries’ claim alleges that the Bank breached its fiduciary duty and impartiality with respect to the 2020 distributions.

The Remainder Beneficiaries seek restitution and surcharge against the Bank for the full amount of the 2020 distributions, which were approximately $19.7 million, plus a reasonable rate of return thereon, as well as legal fees, costs, and expenses and the removal of the Bank as trustee of the Trust. The Bank believes that the Remainder Beneficiaries’ claims are without merit and it intends to vigorously defend against all claims asserted.

On June 14, 2021, the Bank was removed as Trustee of the Dorothy S. Harroun Revocable Trust dated October 29, 2015 (the “Revocable Trust”) by Dorothy S. Harroun. The Revocable Trust held proceeds of the 2020 distributions, and, after payment of federal and state taxes related to the 2020 distributions, the Revocable Trust still had approximately $11.8 million of the 2020 distributions intact. On June 16, 2021, the Bank filed an interpleader action in the Santa Fe County, New Mexico District Court (the “Interpleader Case”). The Interpleader Case petition requests that the $11.8 million in the Revocable Trust be paid into the registry of the Court pending final judgment in the Guidance Case. Dorothy S. Harroun and the Remainder Beneficiaries have each filed answers and counterclaims in the Interpleader Case contesting the relief sought by the Bank, and alleging that the Bank breached its fiduciary duty and impartiality as between the beneficiaries. The Bank believes that the counterclaims in the Interpleader Action are without merit and it intends to vigorously defend against all claims asserted.

Overdraft Fee Litigation:
On June 2, 2021, Karen McCollam filed a putative class action complaint against the Bank in the United States District Court for the District of Colorado. The complaint alleges that the Bank improperly charged overdraft fees where a transaction was initially authorized on sufficient funds but later settled negative due to intervening transactions. The complaint asserts a claim for breach of contract, which incorporates the implied duty of good faith and fair dealing, and a claim for violations of the Colorado Consumer Protection Act. Plaintiff seeks to represent a proposed class of all the Bank’s checking account customers who were allegedly charged overdraft fees on transactions that did not overdraw their checking account. Plaintiff seeks unspecified restitution, actual and statutory damages, costs, attorneys’ fees, pre-judgment interest, and other relief as the Court deems proper for herself and the putative class. The Bank believes that the lawsuit is without merit and it intends to vigorously defend against all claims asserted.

On June 10, 2021, Samantha Besser and Alan Schoenberger filed a putative class action complaint against the Bank in the United States District Court for the District of Colorado. The complaint alleges that the Bank improperly charged multiple insufficient funds or overdraft fees when a merchant resubmits a rejected payment request. The complaint asserts claims for breach of contract, which incorporates the implied duty of good faith and fair dealing. Plaintiffs seek to represent a proposed class of all the Bank’s checking account customers who were charged multiple insufficient funds or overdraft fees on resubmitted payment requests. Plaintiffs seek unspecified restitution, actual and statutory damages, costs, attorneys’ fees, pre-judgment interest, and other relief as the Court deems proper for themselves and the purported class. The Bank believes that the lawsuit is without merit and it intends to vigorously defend against all claims asserted.

We establish reserves for contingencies, including legal proceedings, when potential losses become probable and can be reasonably estimated. While the ultimate resolution of any legal proceedings, including the matters described above, cannot be determined at this time, based on information presently available, and after consultation with legal counsel, management believes that the ultimate outcome in these above legal proceedings, either individually or in the aggregate, will not have a material adverse effect on our financial statements. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any of these proceedings, which may be material to our results of operations for a given fiscal period.

COVID-19:
On March 11, 2020, the World Health Organization announced that the COVID-19 outbreak was deemed a pandemic, and on March 13, 2020, the President declared the ongoing COVID-19 pandemic of sufficient magnitude to warrant an emergency declaration. The operations and business results of the Company could be materially adversely affected, including the estimate of the allowance for loan losses. The extent to which the coronavirus may continue to impact business activity or investment results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the continued severity of the coronavirus and variants, and the actions required to contain the coronavirus or treat its impact, among others.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS OF FIRSTSUN

In this section, unless the context suggests otherwise, references to “we,” “us,” and “our” mean the combined business of FirstSun and its wholly-owned subsidiaries, Logia Portfolio Management, LLC and Sunflower Bank.

The following discussion and analysis of FirstSun’s consolidated financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and accompanying footnotes included in Item 1 of this Form 10-Q as well as our audited consolidated financial statements and footnotes for the year ended December 31, 2020 included in our proxy statement/prospectus dated August 10, 2021 (the “Prospectus”) that we filed with the SEC pursuant to Securities Act Rule 424(b)(3) in connection with the merger on August 12, 2021. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate trends in operations or results of operations for any future periods.

Comments regarding FirstSun’s business that are not historical facts are considered forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in these forward-looking statements. For additional information regarding our cautionary disclosures, see the “Cautionary Note Regarding Forward-Looking Statements” beginning on page 4 of this report.

Overview

FirstSun Capital Bancorp, headquartered in Denver, Colorado, is the financial holding company for Sunflower Bank, National Association, which operates as Sunflower Bank, First National 1870 and Guardian Mortgage. We conduct a full service community banking and trust business through our wholly-owned subsidiaries—Sunflower Bank and Logia Portfolio Management, LLC.

We offer a full range of relationship-focused services to meet our client’s personal, business and wealth management financial objectives, with a branch network in Kansas, Colorado, New Mexico, Texas and Arizona and mortgage capabilities in 43 states. Our product line includes commercial loans, commercial real estate loans, residential mortgage and other consumer loans, and a variety of commercial and consumer deposit products, including noninterest bearing accounts, interest-bearing demand products, savings accounts, money market accounts and certificates of deposit. We also offer wealth management and trust products including personal trust and agency accounts, employee benefit and retirement related trust and agency accounts, investment management and advisory agency accounts, and foundation and endowment trust and agency accounts. We also offer online banking and bill payment services, online cash management, safe deposit box rentals, debit card and ATM card services and the availability of a network of ATMs for our customers.

We operate FirstSun through two operating segments: Banking and Mortgage Operations. We also allocate certain expenses to Corporate, which is not an operating segment. The expenses included in Corporate are not deemed to be allocable to our operating segments. The operating segments have been determined based on the products and services we offer and reflect the manner in which our financial information is currently evaluated by management. Each of the operating segments is complementary to each other and because of the interrelationship of the segments, the information presented is not indicative of how the segments would perform if they operated as independent entities.

Proposed Merger with Pioneer Bancshares, Inc.
On May 11, 2021, we entered into an Agreement and Plan of Merger (the “merger agreement”) with Pioneer Bancshares, Inc. (“Pioneer”). Under the merger agreement, a wholly-owned subsidiary of FirstSun will merge with and into Pioneer, with Pioneer remaining as the surviving entity and becoming a wholly-owned subsidiary of FirstSun (the “merger”). This surviving entity, as soon as reasonably practicable following the merger and as part of a single integrated transaction, will merge with and into FirstSun (the “second step merger,” and together with the merger, the “mergers”). Immediately following the completion of the second step merger or at such later time as the parties may mutually agree, Pioneer’s wholly-owned subsidiary, Pioneer Bank, SSB, a Texas state savings bank, will merge with and into FirstSun’s wholly-owned subsidiary, Sunflower Bank, National Association, a national banking association, with Sunflower Bank as the surviving bank. If the merger is completed, each outstanding share of Pioneer common stock will be converted into the right to receive 1.0443 shares of FirstSun common stock, plus cash in lieu of fractional shares. The combined entity is expected to have total assets that exceed $7 billion. The completion of the merger is subject to, among other things, receipt of all necessary regulatory approvals and Pioneer stockholder approval. We currently expect the merger to close during the fourth quarter of 2021.

Segments

Banking

Three Months Ended June 30, 2021 and 2020

For the second quarter of 2021, income before taxes from our Banking segment increased to $8.2 million, compared to a loss of $4.2 million for the second quarter of 2020. This increase was primarily driven by an $8.9 million decrease in our provision for loan losses, changing from a $7.6 million provision in the second quarter of 2020 to a $1.3 million benefit in the second quarter of 2021. The benefit realized in the second quarter of 2021 was due to favorable changes to certain environmental factors as a result of improved economic conditions. Net interest income increased by $4.2 million to $35.5 million during the second quarter of 2021, compared to $31.3 million during the second quarter of 2020. Noninterest income increased to $8.7 million in the second quarter of 2021, compared to $5.3 million in the second quarter of 2020 primarily resulting from increases in trust and investment advisory fees, treasury management service fee income, card interchange fee income, and loan syndication fee income. Noninterest expense increased by $4.0 million to $37.3 million for the second quarter of 2021 primarily due to our continued growth, including increased salary and employee benefits expenses associated with headcount increases from an expanding sales force, as well as our expanded operations in certain markets, including Arizona and Texas.

Six Months Ended June 30, 2021 and 2020

Identifiable assets for our Banking segment grew by $731.8 million to $5.0 billion for the six months ended June 30, 2021 from $4.2 billion for the same period in 2020. The growth in identifiable assets was primarily driven by growth in cash and cash equivalents and our loan portfolio. Income (loss) before taxes increased $20.2 million to $18.8 million for the six months ended June 30, 2021, from a loss of $1.4 million for the six months ended June 30, 2020. The period over period increase was driven by an $11.7 million decrease in our provision for loan losses, changing from a $10.3 million provision in the six months ended June 30, 2020 to a $1.4 million benefit in the six months ended June 30, 2021. The benefit realized in the six months ended June 30, 2021 was due to favorable changes to certain environmental factors as a result of improved economic conditions. Noninterest income increased $6.5 million to $17.1 million in the six months ended June 30, 2021, compared to $10.6 million in the same period in 2020, primarily resulting from increases in trust and investment advisory fee income, treasury management service fees, card interchange fee income, loan syndication fee income and customer accommodation interest rate swap fees and changes in fair value. Noninterest expense increased $8.9 million to $72.9 million for the six months ended June 30, 2021 compared to $64.0 million for the six months ended June 30, 2020. The increase in noninterest expense was primarily due to our continued growth, including increased salary and employee benefits and occupancy expenses associated with headcount increases from an expanding sales force, as well as our expanded operations in certain markets, including Arizona and Texas.
Mortgage Operations

Three Months Ended June 30, 2021 and 2020

For the second quarter of 2021, income before taxes from our Mortgage Operations segment decreased to $8.0 million, compared to $23.2 million for the second quarter of 2020. This decrease was primarily due to a $12.8 million decline in net gain on sales and fees from loan originations, including changes in the fair value of the held-for-sale portfolio, net of hedging activity, as total loan originations during the second quarter of 2021 declined by $104.1 million, or 14.4%, to $616.6 million compared to the same period in 2020. Noninterest income from mortgage banking services decreased $15.2 million to $23.6 million during the second quarter of 2021, compared to $38.8 million during the second quarter of 2020. Further discussion on the components of income from mortgage banking services is included under the subheading “Noninterest Income.” Noninterest expense for the second quarter of 2021 was $17.7 million, compared to $17.9 million for the same period in 2020. While variable compensation related to loan originations declined, overall salaries and employee benefits expenses remained relatively flat period over period as a result of an increase in headcount. We are investing in our workforce to grow the level of loan activities for home purchase transactions as the level of overall loan refinancing transactions has declined period over period.

Six Months Ended June 30, 2021 and 2020

Income before income taxes from our Mortgage Operations segment decreased to $16.4 million for the six months ended June 30, 2021, compared to $29.7 million for the six months ended June 30, 2020, due to a combination of an $8.7 million decline in revenue related to mortgage servicing rights (“MSR”) capitalization and changes in fair value, net of hedging activity, and a $7.1 million increase in noninterest expense. The revenue decline related to our MSRs was primarily the result of changes in market interest rates and our corresponding hedging positions. While total loan originations increased to $1.3 billion for the six months ended June 30, 2021, from $1.1 billion in the prior year period, overall gain on sale margins declined, resulting in relatively flat net gain on sales and fees from mortgage loan originations, including changes in fair value in the held-for-sale portfolio, net of hedging activity, on a period over period basis. Noninterest expense for the six months ended June 30, 2021 was $36.9 million, compared to $29.9 million for the six months ended June 30, 2020. The $7.1 million increase was primarily due to the increased salary and employee benefits expense associated with higher headcount and variable compensation related to overall originations, which were up $197.3 million period over period.

COVID-19 Pandemic

The COVID-19 pandemic and variants of the virus continue to create disruptions to the global economy and financial markets and to businesses and the lives of individuals throughout the world. Our business, financial condition and results of operations generally rely upon the ability of our borrowers to repay their loans, the value of collateral underlying our secured loans, and demand for loans and other products and services we offer, which are highly dependent on the business environment in our primary markets and in the United States as a whole.

The impact of the COVID-19 pandemic and its variants is fluid and continues to evolve, adversely affecting many of our customers. The unprecedented and rapid spread of COVID-19 and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity and significant volatility and disruption in financial markets. Market interest rates, after falling to historically low levels due to the COVID-19 pandemic through the second quarter of 2020, have generally stabilized, while intermediate and longer-term Treasury rates have begun to rise. The low interest rate environment (except with respect to our Mortgage Operations) and the other effects of the COVID-19 pandemic have had, and are expected to continue to have, possibly materially, an adverse effect on our business, financial condition and results of operations. For instance, the pandemic has had negative effects on our interest income, allowance for loan losses, and certain transaction-based line items of noninterest income. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including the effect of governmental and private sector initiatives, the effect of the continued rollout of vaccinations for the virus, whether such vaccinations will be effective against any resurgence of the virus, including any new strains, and the ability for customers and businesses to return to, and remain in their pre-pandemic routine.

We continue to actively monitor developments related to COVID-19 and its variants and its impact on our business, customers, employees, counterparties, vendors, and service providers.

Since the start of the COVID-19 pandemic, we have taken several actions to offer various forms of support to our customers, employees, and communities that have been impacted by the pandemic. We have worked with borrowers impacted by COVID-19 and provided modifications to include interest only deferral or principal and interest deferral. Under bank regulatory guidance and the CARES Act, these short-term deferrals are generally not considered to be troubled debt restructurings, or “TDRs,” unless the borrower was experiencing financial difficulty prior to the pandemic.

We had modified loans under the CARES Act as of:

	June 30, 2021		December 31, 2020
(in thousands, except loan count)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment

Commercial	—	$—	23	$17,714
Commercial real estate	—	$—	7	$12,413
Residential real estate	18	$7,971	49	$21,584
Consumer	—	$—	6	$77
Total	18	$7,971	85	$51,788

A provision in the CARES Act created the Paycheck Protection Program, or “PPP,” a program administered by the Small Business Administration, or “SBA,” to provide loans to small business during the COVID-19 pandemic. As of June 30, 2021 and December 31, 2020, we had $207.6 million and $256.3 million of PPP loans outstanding and deferred processing fees outstanding of $4.9 million and $5.2 million, respectively. PPP loans are classified as Commercial loans in our consolidated financial statements. We do not expect to fund additional PPP loans. We expect funds to be received from the SBA for the forgiven loans into 2023.

Critical Accounting Estimates

Our consolidated financial statements are prepared based on the application of accounting policies in accordance with generally accepted accounting principles, or “GAAP,” and follow general practices within the banking industry. These policies require the reliance on estimates, assumptions and judgments, which may prove inaccurate or are subject to variations. Changes in underlying factors, estimates, assumptions or judgements could have a material impact on our future financial condition and results of operations.

Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. We have identified the determination of the allowance for loan losses and fair value measurements to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, we consider these policies to be critical accounting estimates and discuss them directly with the Audit Committee of our board of directors. During the three months ended June 30, 2021, there have been no significant changes to our critical accounting estimates compared with those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” and the notes to the audited consolidated financial statements appearing in the Prospectus filed with the SEC pursuant to Securities Act Rule 424(b)(3) in connection with the merger on August 12, 2021.

Our significant accounting policies are presented in “Note 1 - Summary of Significant Accounting Policies” in our audited consolidated financial statements and footnotes for the year ended December 31, 2020 included in the Prospectus filed with the SEC pursuant to Securities Act Rule 424(b)(3) in connection with the merger on August 12, 2021. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Recent accounting pronouncements and standards that have impacted or could potentially affect us are also discussed in “Note 1” of our audited consolidated financial statements.

Results of Operations

General

Our results of operations depend significantly on net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of interest income on loans and investment securities and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. Our results of operations are also dependent on our generation of noninterest income, consisting primarily of income from mortgage banking services, service charges on deposit accounts, trust and investment advisory fees and credit and debit card fees. Other factors contributing to our results of operations include our provisions for loan losses, income taxes, and noninterest expenses, such as salaries and employee benefits, occupancy, amortization of intangible assets and other operating costs.

Net income for the second quarter of 2021 was $11.3 million, compared to $14.4 million for the second quarter of 2020. The $3.1 million decrease in net income for the second quarter of 2021, compared to the same period in 2020, was primarily due to a $15.3 million decrease in income from mortgage banking services partially offset by a $12.4 million increase in net interest income after provision for loan losses.

Net income for the six months ended June 30, 2021 was $25.6 million, compared to $21.6 million for the six months ended June 30, 2020. The $4.0 million increase in net income for the six months ended June 30, 2021, compared to the same period in 2020, was primarily due to a $22.0 million increase in net interest income after provision for loan losses, partially offset by an increase in noninterest expenses of $17.0 million.

Net Interest Income

Net interest income, representing interest income less interest expense, is a significant contributor to our revenues and earnings. We generate interest income from interest and dividends on interest-earning assets, which are principally comprised of loans and investment securities. We incur interest expense from interest owed or paid on interest-bearing liabilities, including interest-bearing deposits, FHLB advances and other borrowings. Net interest income and margin are shaped by the characteristics of the underlying products, including volume, term and structure of each product. We measure and monitor yields on our loans and other interest-earning assets, the costs of our deposits and other funding sources, our net interest spread and our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as the annualized net interest income divided by average interest-earning assets.

Interest earned on our loan portfolio is the largest component of our interest income. Our loan portfolios are presented at the principal amount outstanding net of deferred origination fees and unamortized discounts and premiums. Interest income is recognized based on the principal balance outstanding and the stated rate of the loan. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan. Loans acquired through acquisition are initially recorded at fair value. Discounts or premiums created when the loans were recorded at their estimated fair values at acquisition are accreted over the remaining term of the loan as an adjustment to the related loan’s yield.

Our net interest income can be significantly influenced by a variety of factors, including overall loan demand, economic conditions, credit risk, the amount of non-earning assets including nonperforming loans and OREO, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities, exercise of call options on borrowings or securities, a general rise or decline in interest rates, changes in the slope of the yield-curve, and balance sheet growth or contraction.

Three Months Ended June 30, 2021 and 2020

Our net interest income was $36.4 million for the second quarter of 2021, an increase of $3.5 million, or 10.7%, from the same period in 2020. This increase was primarily attributable to a $2.8 million, or 8.2%, increase in interest and fee income on loans held-for-investment for the second quarter of 2021, compared to the second quarter of 2020, largely driven by an increase of $264.6 million in loans held-for-investment in the second quarter of 2021, compared to the same period in 2020.

Average earning assets for the second quarter of 2021 were $5.2 billion, an increase of $0.8 billion, or 17.3%, compared to the second quarter of 2020. Total average loans, including loans held-for-sale, grew $0.3 billion to $3.9 billion in the second quarter of 2021, from $3.6 billion in the second quarter of 2020. The period over period growth in interest income on loans held-for-investment is primarily due to growth in average loan balances, while yields remained relatively flat. Interest income from investment securities declined due to a combination of a decrease in market interest rates which led to an increase in prepayment speeds and premium amortization compared to the prior period, as well as a decrease in average balances as we did not re-invest all of the cash flows resulting from the portfolio amortization over the past year. The average balance of investment securities decreased $70.9 million in the second quarter of 2021, compared to the second quarter of 2020, while the yield on average investment securities declined 48 basis points to 1.46% for the second quarter of 2021, compared to 1.94% for second quarter of 2020.

Average interest bearing liabilities increased $0.4 billion, or 14.1%, in the second quarter of 2021, compared to the second quarter of 2020. Average interest bearing deposits increased $0.4 billion, or 14.5%, in the second quarter of 2021, compared to the second quarter of 2020, and was the primary driver of the growth in average interest bearing liabilities. We also saw growth in noninterest bearing deposits of $0.3 billion in the second quarter of 2021, compared to the same period in 2020. In addition to growth in our overall commercial and consumer customer base, we saw deposit growth as a result of funds our customers received from federal stimulus programs related to the COVID-19 pandemic. The average rate for all interest bearing deposits declined by 29 basis points in the second quarter of 2021, compared to the same period in 2020.

Our net interest margin was 2.81% for the second quarter of 2021, compared to 2.98% for the second quarter of 2020, a decrease of 0.17%. While our total cost of funds declined by 24 basis points year over year, we also experienced a 37 basis point decline in yield on our earning assets over the same period, due to the overall decline in market interest rates during 2021. Our earning asset yield was also negatively impacted by the $0.6 billion increase in interest bearing cash balances, compared to the prior year period, from the heavier level of overall liquidity in the marketplace.

Six Months Ended June 30, 2021 and 2020

Our net interest income was $74.8 million for the six months ended June 30, 2021, an increase of $10.0 million, or 15.4%, from the six months ended June 30, 2020. This increase was primarily attributable to growth of $454.1 million in average total loans held-for-investment balances during 2021, driving an increase in interest income on loans of $7.8 million despite the negative impact of declining market interest rates on loan yields. Interest and fee income on PPP loans contributed $4.2 million of the overall increase in interest income on loans for the period. Interest income on investment securities and interest-bearing cash decreased by $2.4 million for the six months ended of June 30, 2021, compared to the six months ended June 30, 2020. Interest expense from interest bearing deposits declined by $4.8 million driven by a 38 basis point reduction in the average rate on our interest bearing deposits.

Average earning assets for the six months ended June 30, 2021 were $5.0 billion, an increase of $0.8 billion, or 19.9%, compared to the six months ended June 30, 2020. Total average loans, including loans held-for-sale, grew to $3.9 billion for the six months ended June 30, 2021, an increase of $0.5 billion, compared to the six months ended June 30, 2020. The growth in interest income on loans held-for-investment is due to growth in loan balances and was partially offset by a eight basis point decline in the yield on loans in the six months ended June 30, 2021, compared to the six months ended June 30, 2020, due to the overall reduction in market interest rates over the past year. Interest income from investment securities declined period over period, due to a combination of a 63 basis point decrease in yield due to decreasing market interest rates, as well as a $81.0 million decrease in average balances, period over period.

Average interest bearing liabilities increased $0.4 billion, or 14.3%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. Average interest bearing deposits increased $0.4 billion, or 14.2%, in the six months ended June 30, 2021, compared to the six months ended June 30, 2020 and was the primary driver of the growth in average interest bearing liabilities. We also saw growth in noninterest bearing deposits of $0.3 billion for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. In addition to growth in our overall commercial and consumer customer base, we saw deposit growth as a result of funds our customers received from federal stimulus programs related to the COVID-19 pandemic.

Our net interest margin was 3.00% for the six months ended June 30, 2021, compared to 3.11% for the six months ended June 30, 2020, a decrease of 11 basis points. While the total cost of funds declined by 33 basis points period over period, we also experienced a 37 basis point decline in yield from earning assets over the same period leading to the overall period over period decline in net interest margin.

The following tables set forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods presented. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

Three Months Ended June 30, 2021 and 2020

	For the three months ended June 30, 2021			For the three months ended June 30, 2020
(In thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest Earning Assets
Loans held-for-sale	$133,592	$1,168	3.50%	$134,311	$1,122	3.36%
Loans held-for-investment[1]	3,736,120	36,557	3.91%	3,471,538	33,801	3.92%
Investment securities	514,248	1,877	1.46%	585,189	2,821	1.94%
Interest-bearing cash	800,851	467	0.23%	228,239	268	0.47%
Total earning assets	5,184,811	40,069	3.09%	4,419,277	38,012	3.46%
Other assets	294,765			277,045
Total assets	$5,479,576			$4,696,322

Interest-bearing liabilities
Demand and NOW deposits	$317,651	$285	0.36%	$270,163	$318	0.47%
Savings deposits	452,537	115	0.10%	359,623	178	0.20%
Money market deposits	2,233,460	1,148	0.21%	1,745,131	1,476	0.34%
Certificates of deposits	351,350	801	0.91%	554,584	2,153	1.56%
Total deposits	3,354,998	2,349	0.28%	2,929,501	4,125	0.57%
Repurchase agreements	144,421	18	0.05%	124,271	36	0.12%
Total deposits and repurchase agreements	3,499,419	2,367	0.27%	3,053,772	4,161	0.55%
FHLB borrowings	40,000	150	1.50%	72,891	317	1.75%
Other long-term borrowings	68,760	1,152	6.70%	36,083	655	7.30%
Total interest-bearing liabilities	3,608,179	3,669	0.41%	3,162,746	5,133	0.65%
Noninterest-bearing deposits	1,283,536			989,218
Other liabilities	76,080			81,983
Stockholders’ equity	511,781			462,375
Total liabilities and stockholders’ equity	$5,479,576			$4,696,322

Net interest income		$36,400			$32,879
Net interest spread		2.68%			2.81%
Net interest margin		2.81%			2.98%
Net interest margin (on an FTE basis)		2.93%			3.11%

1 Includes nonaccrual loans

Six Months Ended June 30, 2021 and 2020

	For the six months ended June 30, 2021			For the six months ended June 30, 2020
(In thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest Earning Assets
Loans held-for-sale	$141,909	$2,271	3.20%	$109,389	$1,844	3.37%
Loans held-for-investment[2]	3,751,632	75,713	4.04%	3,297,494	67,882	4.12%
Investment securities	506,109	3,692	1.46%	587,099	6,138	2.09%
Interest-bearing cash	591,436	839	0.28%	168,123	786	0.94%
Total earning assets	4,991,086	82,515	3.31%	4,162,105	76,650	3.68%
Other assets	287,590			280,282
Total assets	$5,278,676			$4,442,387

Interest-bearing liabilities
Demand and NOW deposits	$287,440	$497	0.35%	$192,190	$522	0.54%
Savings deposits	454,719	262	0.12%	345,973	387	0.22%
Money market deposits	2,142,197	2,251	0.21%	1,723,341	3,880	0.45%
Certificates of deposits	356,474	1,743	0.98%	575,941	4,744	1.65%
Total deposits	3,240,830	4,753	0.29%	2,837,445	9,533	0.67%
Repurchase agreements	137,255	36	0.05%	96,280	116	0.24%
Total deposits and repurchase agreements	3,378,085	4,789	0.28%	2,933,725	9,649	0.66%
FHLB borrowings	45,096	607	2.69%	87,319	1,027	2.35%
Other long-term borrowings	68,665	2,302	6.71%	35,216	1,156	6.56%
Total interest-bearing liabilities	3,491,846	7,698	0.44%	3,056,260	11,832	0.77%
Noninterest-bearing deposits	1,200,921			859,243
Other liabilities	79,706			76,555
Stockholders’ equity	506,203			450,329
Total liabilities and stockholders’ equity	$5,278,676			$4,442,387

Net interest income		$74,817			$64,818
Net interest spread		2.87%			2.91%
Net interest margin		3.00%			3.11%
Net interest margin (on an FTE basis)		3.13%			3.25%

2 Includes nonaccrual loans

Rate-Volume Analysis

The tables below present the effect of volume and rate changes on interest income and expense. Changes in volume are changes in the average balance multiplied by the previous period’s average rate. Changes in rate are changes in the average rate multiplied by the average balance from the previous period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the three months ended June 30,
	2021 versus 2020 increase (decrease) due to change in:
(In thousands)	Rate	Volume	Total
Interest Earning Assets
Loans held-for-sale	$52	$(6)	$46
Loans held-for-investment	165	2,591	2,756
Investment securities	(600)	(344)	(944)
Interest-bearing cash	(479)	678	199
Total earning assets	(862)	2,919	2,057

Interest-bearing liabilities
Demand and NOW deposits	(89)	56	(33)
Savings deposits	(109)	46	(63)
Money market deposits	(743)	415	(328)
Certificates of deposits	(559)	(793)	(1,352)
Total deposits	(1,500)	(276)	(1,776)
Repurchase agreements	(24)	6	(18)
Total deposits and repurchase agreements	(1,524)	(270)	(1,794)
FHLB borrowings	(23)	(144)	(167)
Other long-term borrowings	(100)	597	497
Total interest-bearing liabilities	(1,647)	183	(1,464)

Net interest income	$785	$2,736	$3,521

	For the six months ended June 30,
	2021 Versus 2020 Increase (Decrease) Due to:
(In thousands)	Rate	Volume	Total
Interest Earning Assets
Loans held-for-sale	$(669)	$1,096	$427
Loans held-for-investment	(10,867)	18,698	7,831
Investment securities	(753)	(1,693)	(2,446)
Interest-bearing cash	(3,906)	3,959	53
Total earning assets	(16,195)	22,060	5,865

Interest-bearing liabilities
Demand and NOW deposits	(542)	517	(25)
Savings deposits	(368)	243	(125)
Money market deposits	(3,515)	1,886	(1,629)
Certificates of deposits	615	(3,616)	(3,001)
Total deposits	(3,810)	(970)	(4,780)
Repurchase agreements	(179)	99	(80)
Total deposits and repurchase agreements	(3,989)	(871)	(4,860)
FHLB borrowings	573	(993)	(420)
Other long-term borrowings	(1,049)	2,195	1,146
Total interest-bearing liabilities	(4,465)	331	(4,134)

Net interest income	$(11,730)	$21,729	$9,999

Provision (Benefit) for Loan Losses

We established an allowance for loan losses through a provision (benefit) for loan losses charged as an expense (benefit) in our consolidated statements of income. The provision for loan losses is the amount of expense that, based on our judgment, is required to maintain the allowance for loan losses at an adequate level to absorb probable losses incurred in the loan portfolio at the balance sheet date and that, in management’s judgment, is appropriate under GAAP. Our determination of the amount of the allowance for loan losses and corresponding provision for loan losses considers ongoing evaluations of the credit quality and level of credit risk inherent in our loan portfolio, levels of nonperforming loans and charge-offs, statistical trends and economic and other relevant factors. The allowance for loan losses is increased by the provision for loan losses and is decreased by charge-offs, net of recoveries on prior loan charge-offs.

We had a reversal of provision expense, or benefit for loan losses, of $1.4 million for the second quarter of 2021, compared to provision expense of $7.5 million for the second quarter of 2020. The provision for loan losses in the second quarter of 2020 was primarily due to changes in certain environmental factors influencing our overall allowance for loan losses that resulted from uncertainty surrounding the COVID-19 pandemic, as well as a $429.0 million increase in loan balances. The benefit realized during the 2021 period was primarily due to favorable changes to certain environmental factors as a result of improved economic conditions partially offset by a $194.1 million increase in loan balances during the second quarter of 2021 over the same period in 2020.

We had a reversal of provision expense, or benefit for loan losses, of $1.8 million for the six months ended June 30, 2021, compared to a provision for loan losses of $10.3 million for the comparable period in 2020. The provision for loan losses during the first six months of 2020 was primarily due to changes in certain environmental factors that resulted from uncertainty surrounding the COVID-19 pandemic, as well as a $511.6 million increase in loan balances. The benefit realized during the 2021 period was primarily due to favorable changes to certain environmental factors as a result of improved economic conditions and to a lesser extent due to a $52.0 million decrease in loan balances during the six month period ended June 30, 2021.

For a further discussion of the allowance for loan losses, refer to the “Allowance for Loan Losses” section of this financial review.

Noninterest Income

The following table presents noninterest income for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Service charges on deposit accounts	$2,645	$1,966	$5,188	$4,614
Credit and debit card fees	2,544	1,909	4,668	3,758
Trust and investment advisory fees	1,992	967	3,897	1,940
Income from mortgage banking services, net	22,936	38,215	47,993	54,451
Other	2,166	1,088	4,418	1,632
Total noninterest income	$32,283	$44,145	$66,164	$66,395

For the three months ended June 30, 2021 and 2020

Our noninterest income decreased $11.9 million to $32.3 million in the second quarter of 2021, from $44.1 million in the second quarter of 2020. The decrease in noninterest income for the second quarter of 2021, compared to the same period of 2020, was primarily due to a $12.8 million decline in net gain on sales and fees from mortgage loan originations, including changes in fair value in the held-for-sale portfolio, net of hedging activity, as total mortgage loan originations during the second quarter of 2021 declined by $104.1 million, or 14.4% to $616.6 million compared to the same period in 2020.

Service charges on deposit accounts includes overdraft and non-sufficient funds charges, treasury management services provided to our business customers, and other maintenance fees on deposit accounts. For the second quarter of 2021, income from service charges on deposit accounts increased $0.7 million due primarily to increased treasury management service fee income compared with the same quarter in 2020. Treasury management services fee income increased by $0.6 million to $1.5 million for the second quarter of 2021, compared with the second quarter of 2020, and deposit service charges increased by $0.1 million to $1.2 million for the second quarter of 2021 compared with the second quarter of 2020.

Credit and debit card fees represent interchange income from credit and debit card activity and referral fees earned from processing fees on card transactions at our business customers. Interchange income increased $0.6 million for the second quarter of 2021 compared to the same period in 2020, due primarily to increased card transaction volumes.

Trust and investment advisory fees represent fees we receive in connection with our investment advisory and custodial management services of investment accounts. For the second quarter of 2021, trust and investment advisory fees increased $1.0 million, from the same period in 2020, primarily due to our September 2020 acquisition of certain customer relationships of a trust and wealth advisory business based in Arizona.

Income from mortgage banking services is principally derived from the origination and sale of mortgage loans together with servicing mortgage loans for others. For the second quarter of 2021, income from mortgage banking services decreased $15.3 million compared with the second quarter of 2020, due primarily to a $12.8 million decline in net gain on sales and fees from loan originations, including changes in fair value in the loans held-for-sale portfolio, net of hedging activity. Our mortgage servicing portfolio grew from $4.0 billion in unpaid principal balances at June 30, 2020 to $4.5 billion at June 30, 2021. We retain servicing rights on the majority of the mortgage loans that we sell, which resulted in a $0.8 million increase in mortgage servicing income for the second quarter of 2021, compared to the same quarter in 2020. In addition to the fees received to service mortgage loans for others, we recognize fair value adjustments to our MSR asset, which includes changes in assumptions to the valuation model and pay-offs and pay-downs of the MSR portfolio. We also maintain a hedging strategy to manage a portion of the risk associated with changes in the fair value of our MSR portfolio. Changes in fair value of the derivative instruments used to economically hedge the MSRs are also included as a component of income from mortgage banking services.

The components of mortgage banking income for the three months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,
(In thousands)	2021	2020
Net sale gains and fees from mortgage loan originations including loans held-for-sale changes in fair value and hedging	$15,420	$28,190
Mortgage servicing income	3,044	2,251
MSR capitalization and changes in fair value, net of derivative activity	4,472	7,774
Income from mortgage banking services, net	$22,936	$38,215

Other noninterest income increased $1.1 million for the second quarter of 2021 compared to the same period in 2020, primarily due to a $0.5 million gain on sale of other real estate in the second quarter of 2021 compared with a loss of $0.2 million on other real estate sold in the second quarter of 2020.

For the six months ended June 30, 2021 and 2020

Our noninterest income decreased $0.2 million to $66.2 million for the six months ended June 30, 2021 from $66.4 million for the six months ended June 30, 2020.

For the six months ended June 30, 2021, service charges on deposit accounts increased $0.6 million, compared to the same period in 2020, primarily due to increased services and fees from treasury management programs. Treasury management services fee income increased by $0.9 million, compared to the prior year period, offset by a $0.3 million reduction in deposit service charges as activity in the 2021 period declined as a result of federal stimulus funds received by customers related to the COVID-19 pandemic.

Credit and debit card fees increased for the six months ended June 30, 2021 compared to the same period in 2020, from increased card transaction volumes.

Trust and investment advisory fees increased by $2.0 million for the six months ended June 30, 2021 compared with the same period in 2020. The increase is primarily due to our September 2020 acquisition of certain customer relationships of a trust and wealth advisory business based in Arizona.

For the six months ended June 30, 2021, income from mortgage banking services decreased $6.5 million compared with the same period in 2020 primarily due to a decline in revenue related to MSR capitalization and changes in fair value, net of hedging activity. The revenue decline related to our MSRs was primarily the result of changes in market interest rates and our corresponding hedging positions. The net gain on sales and fees from loan originations, including fair value changes in the held-for-sale portfolio and hedging activity, increased $0.9 million for the six months ended June 30, 2021 compared with the same period in 2020. While total loan originations increased to $1.3 billion for the six months ended June 30, 2021 from $1.1 billion in the same period in 2020, overall gain on sale margins declined. We retain servicing rights on the majority of mortgage loans that we sell, driving the increase in servicing income by $1.4 million from $4.6 million for the six months ended June 30, 2020 to $6.0 million for the six months ended June 30, 2021. MSR capitalization and changes in fair value, net of derivative activity, fell $8.7 million in the six months ended June 30, 2021, compared with the same period in 2020. We recognize fair value adjustments to our MSR asset, which includes changes in assumptions to the valuation model and pay-offs and pay-downs of the MSR portfolio. We also maintain a hedging strategy to manage a portion of the risk associated with changes in the fair value of our MSR portfolio. Changes in fair value of the derivative instruments used to economically hedge the MSRs are also included as a component of income from mortgage banking services.

The components of mortgage banking income for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30,
(In thousands)	2021	2020
Net sale gains and fees from mortgage loan originations including loans held-for-sale changes in fair value and hedging	$36,785	$35,908
Mortgage servicing income	5,951	4,558
MSR capitalization and changes in fair value, net of derivative activity	5,257	13,985
Income from mortgage banking services, net	$47,993	$54,451

Other noninterest income increased $2.8 million for the six months ended June 30, 2021 compared with the same period in 2020 primarily due to certain loan-related fee income streams such as loan syndication fee income and customer accommodation interest rate swap fees and changes in fair value as well as unused credit line fees and an increase in gains on other real estate sales of $0.7 million.

Noninterest Expense

The following table presents noninterest expense for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Salary and employee benefits	$38,449	$36,231	$77,068	$64,049
Occupancy	6,527	6,356	13,224	12,886
Amortization of intangible assets	354	361	708	722
Other	11,294	8,732	20,804	17,108
Total noninterest expenses	$56,624	$51,680	$111,804	$94,765

For the three months ended June 30, 2021 and 2020

Our noninterest expense increased $4.9 million to $56.6 million for the second quarter of 2021, from $51.7 million for the second quarter of 2020, primarily due to increases of $2.2 million in salary and employee benefits and $1.3 million in merger expenses related to the pending transaction with Pioneer.

Salary and employee benefits expense is the largest component of our noninterest expense and includes employee payroll expense, incentive compensation, health benefits and payroll taxes. Salary and employee benefits increased $2.2 million for the second quarter of 2021, compared to the prior year period, due primarily to the continued growth in headcount as we expanded our sales force, as well as a reduction of salary and benefit deferrals related to PPP loan originations in the second quarter of 2020.

Other expenses increased $2.6 million during the second quarter of 2021, compared with the second quarter of 2020 with merger-related expenses contributing $1.3 million of the increase and travel and entertainment expense contributing $0.4 million of the increase as activity increased from the reduced levels in 2020 caused by the COVID-19 pandemic.

For the six months ended June 30, 2021 and 2020

Our noninterest expense increased $17.0 million to $111.8 million for the six months ended June 30, 2021, from $94.8 million for the six months ended June 30, 2020, primarily due to increases of $13.0 million in salary and employee benefits expense and $3.7 million in other expenses in the six months ended June 30, 2021.

The increase in our salary and employee benefits expense for the six months ended June 30, 2021, compared to the same period in 2020, was driven by the increase in commissions paid to our mortgage loan officers related to increased mortgage origination activity as well as an increase in headcount associated with expanding our presence in certain markets, including in Texas and Arizona.

Other noninterest expenses increased $3.7 million for the six months ended June 30, 2021, compared to the same period in 2020. This increase was primarily caused by a $1.3 million increase in merger-related expenses, a $1.5 million increase in data processing expenses related to an increase in volume and enhanced products and services for our customers and a $0.6 million increase in FDIC insurance costs as the Small Bank FDIC Assessment Credit was fully utilized in 2020.

Efficiency ratio

The efficiency ratio is one measure of profitability in the banking industry. This ratio measures the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. We calculate this ratio by dividing noninterest expense by the sum of net interest income and noninterest income.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020

Efficiency ratio	82.44%	67.10%	79.30%	72.22%

Return on equity and assets

The following table sets forth our ROAA, ROAE, dividend payout and average stockholders’ equity to average assets ratio for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Return on average total assets (ROAA)	0.82%	1.23%	0.97%	0.97%
Return on average stockholders’ equity (ROAE)	8.82%	12.46%	10.12%	9.58%
Dividend payout ratio	—%	—%	—%	—%
Average stockholders’ equity to average assets	9.34%	9.85%	9.59%	10.14%

Income Taxes

For the three months ended June 30, 2021 and 2020

We had income tax expense for the second quarter of 2021 of $2.2 million, compared to $3.4 million for the prior year period. The decrease in income tax expense was primarily due to our decrease in income quarter over quarter. Our effective tax rate was 16.2% for the second quarter of 2021, compared to 19.3% for the prior year period.

For the six months ended June 30, 2021 and 2020

We had income tax expense for the six months ended June 30, 2021 of $5.3 million, compared to $4.6 million for the prior year period. The increase in income tax expense was primarily due to our increased income during 2021. Our effective tax rate was 17.2% for the six months ended June 30, 2021, compared to 17.5% for the prior year period.

Financial Condition

Balance Sheet

Our total assets were $5.6 billion at June 30, 2021, compared to $5.0 billion at December 31, 2020. Our total loans held-for-investment, net of deferred fees, costs, premiums and discounts were $3.8 billion at June 30, 2021, a decrease of $52.0 million from December 31, 2020.

Investment Securities

Our securities portfolio is used to make various term investments, maintain a source of liquidity and serve as collateral for certain types of deposits and borrowings. We manage our investment portfolio according to written investment policies approved by our board of directors. Investment in our securities portfolio may change over time based on our funding needs and interest rate risk management objectives. Our liquidity levels take into account anticipated future cash flows and other available sources of funds, and are maintained at levels that we believe are appropriate to provide the necessary flexibility to meet our anticipated funding requirements.

Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no trading securities in our investment portfolio as of June 30, 2021 and December 31, 2020. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest.

Our securities available-for-sale increased by $40.4 million to $509.0 million at June 30, 2021. During 2021, the securities held-to-maturity paid down resulting in a decrease of $10.3 million to $21.9 million.

The following table is a summary of our investment portfolio as of:

	June 30, 2021		December 31, 2020
(In thousands)	Carrying Amount	% of Portfolio	Carrying Amount	% of Portfolio
Available-for-sale:
U.S. treasury	$20,576	4.0%	$—	—%
U.S. agency	7,237	1.4%	8,996	1.9%
Obligations of states and political subdivisions	3,917	0.8%	3,435	0.7%
Mortgage backed - residential	137,814	27.1%	119,562	25.5%
Collateralized mortgage obligations	212,673	41.8%	203,196	43.4%
Mortgage backed - commercial	126,758	24.9%	133,397	28.5%
Total available-for-sale	$508,975	100%	$468,586	100.0%

Held-to-maturity:
U.S. agency	—	—%	5,099	15.8%
Obligations of states and political subdivisions	723	3.3%	730	2.3%
Mortgage backed - residential	12,950	59.1%	16,050	49.9%
Collateralized mortgage obligations	8,221	37.5%	10,309	32.0%
Total held-to-maturity	$21,894	100%	$32,188	100.0%

The following tables show the weighted average yield to average life of each category of investment securities as of:

(In thousands)	One year or less		One to five years		Five to ten years		After ten years
June 30, 2021	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield
Available-for-sale:
U.S. treasury	$—	—%	$—	—%	$20,576	1.28%	$—	—%
U.S. agency	—	—%	3,813	1.74%	2,482	1.24%	942	2.05%
Obligations of states and political subdivisions	—	—%	—	—%	561	1.50%	3,356	2.10%
Mortgage backed - residential	2,148	0.78%	82,170	1.76%	25,310	1.49%	28,186	1.89%
Collateralized mortgage obligations	16,873	0.18%	141,599	1.05%	28,460	1.70%	25,741	1.66%
Mortgage backed - commercial	—	—%	53,404	1.76%	58,447	2.11%	14,907	2.86%
Total available-for-sale	$19,021	0.24%	$280,986	1.40%	$135,836	1.77%	$73,132	2.02%

Held-to-maturity:
Obligations of states and political subdivisions	—	—%	—	—%	723	1.55%	—	—%
Mortgage backed - residential	—	—%	10,660	2.07%	42	5.85%	2,248	3.25%
Collateralized mortgage obligations	1,128	(1.18)%	7,093	1.75%	—	—%	—	—%
Total held-to-maturity	$1,128	(1.18)%	$17,753	1.94%	$765	1.79%	$2,248	3.25%

(In thousands)	One year or less		One to five years		Five to ten years		After ten years
December 31, 2020	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield
Available-for-sale:
U.S. agency	—	—%	4,334	1.69%	3,576	1.22%	1,085	2.04%
Obligations of states and political subdivisions	—	—%	—	—%	3,435	2.10%	—	—%
Mortgage backed - residential	1,196	3.09%	83,690	1.92%	3,060	3.09%	31,618	1.91%
Collateralized mortgage obligations	24,013	(0.45)%	143,932	1.26%	—	—%	35,250	0.73%
Mortgage backed - commercial	—	—%	54,463	1.79%	63,531	2.18%	15,403	2.85%
Total available-for-sale	$25,209	(0.28)%	$286,419	1.56%	$73,602	2.17%	$83,356	1.59%

Held-to-maturity:
U.S. agency	$5,099	2.45%	$—	—%	$—	—%	$—	—%
Obligations of states and political subdivisions	—	—%	—	—%	730	1.55%	—	—%
Mortgage backed - residential	27	1.76%	8,483	2.22%	2,929	2.43%	4,611	3.22%
Collateralized mortgage obligations	10,309	1.57%	—	—%	—	—%	—	—%
Total held-to-maturity	$15,435	1.86%	$8,483	2.22%	$3,659	2.25%	$4,611	3.22%

For all periods, we had no securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Loans

Our loan portfolio represents a broad range of borrowers primarily in our markets in Kansas, Colorado, New Mexico, Texas, and Arizona, comprised of commercial, commercial real estate, residential real estate and consumer financing loans.

Total loans, net of deferred origination fees, as of both June 30, 2021 and December 31, 2020 were $3.8 billion. The commercial loan portfolio includes PPP loans outstanding of $202.8 million and $251.1 million at June 30, 2021 and December 31, 2020, respectively.

The following table sets forth the composition of our loan portfolio, as of the periods presented:

	June 30, 2021		December 31, 2020
(In thousands)	Amount	% of total loans	Amount	% of total loans
Commercial	$2,211,084	58.3%	$2,173,615	56.5%
Commercial real estate	1,124,131	29.6%	1,154,576	30.0%
Residential real estate	444,491	11.7%	503,697	13.1%
Consumer	14,649	0.4%	14,469	0.4%
Total loans	$3,794,355	100%	$3,846,357	100%

Our loan portfolio types are commercial, commercial real estate, residential real estate, and consumer loans. We have a diversified portfolio across a variety of industries, and the portfolio is generally centered in the states in which we have branch offices.

Commercial loans include commercial and industrial loans to commercial and agricultural customers for use in normal business operations to finance working capital needs, equipment and inventory purchases, and other expansion projects. Commercial and industrial loans also include our specialty lending verticals such as public finance offerings to our charter school and municipal based customers, asset based lending and structured finance products as well as our healthcare, SBA and other small business lending products. These loans are made primarily in our market areas and are underwritten on the basis of the borrower’s ability to service the debt from revenue, and are generally extended under our normal credit standards, controls and monitoring systems.

Commercial real estate loans include owner occupied and non-owner occupied commercial real estate mortgage loans to operating commercial and agricultural businesses, and include both loans for long-term financing of land and buildings and loans made for the initial development or construction of a commercial real estate project.

Residential real estate loans represent loans to consumers collateralized by a mortgage on a residence and include purchase money, refinancing, secondary mortgages, and home equity loans and lines of credit.

Consumer loans include direct consumer installment loans, credit card accounts, overdrafts and other revolving loans.

The CARES Act created the PPP to provide certain small businesses with liquidity to support their operations during the COVID-19 pandemic. Under the PPP, eligible small businesses could apply to an SBA-approved lender for a loan that does not require collateral or personal guarantees. Entities were required to meet certain eligibility requirements to receive PPP loans, and they must maintain specified levels of payroll and employment to have the loans forgiven. The conditions are subject to audit by the U.S. government, but entities that borrowed less than $2.0 million (together with any affiliates) will be deemed to have made the required certification concerning the necessity of the loan in good faith. However, the SBA does reserve the right to audit any PPP borrower. While the PPP program ended on May 31, 2021, we are now focused on assisting our customers through the loan forgiveness process.

PPP loans issued prior to June 5, 2020 mature in two years unless otherwise modified and loans issued after June 5, 2020 mature in five years. However, PPP loans are eligible for forgiveness (in full or in part, including any accrued interest) under certain conditions. All borrowers are required to retain the supporting documents for six years. For loans (or parts of loans) that are forgiven, the lender will collect the forgiven amount from the U.S. government. The average amount of each originated PPP loan outstanding was approximately $0.2 million at each of June 30, 2021 and December 31, 2020.

The PPP loans have a 1% fixed interest rate and produced an annualized yield for the three and six months ended June 30, 2021 of 3.54% and 4.75%, respectively, due to the amortization of net deferred loan fees and the accelerated recognition of loan fees in conjunction with loan forgiveness occurring prior to a scheduled maturity. At June 30, 2021, the remaining amount of unamortized net deferred loan fees on the PPP loans was $4.9 million. Our PPP loans are included in the commercial loans category.

Maturities and Sensitivity of Loans to Changes in Interest Rates

The information in the following table is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following table summarizes the loan maturity distribution by type and related interest rate characteristics as of the periods presented:

(In thousands)	One year or less	After one through five years	After five through 15 years	After 15 years	Total
As of June 30, 2021
Commercial	$258,487	$1,000,748	$703,639	$248,210	$2,211,084
Commercial real estate	100,006	513,798	502,409	7,918	1,124,131
Residential real estate	6,657	52,226	82,102	303,506	444,491
Consumer	6,380	7,884	385	—	14,649
Total loans	$371,530	$1,574,656	$1,288,535	$559,634	$3,794,355

		After one through five years	After five through 15 years	After 15 years	Total
Loans maturing after one year with:
Fixed interest rates		$783,704	$871,819	$294,788	$1,950,311
Floating or adjustable interest rates		$790,952	$416,716	$264,846	$1,472,514

(In thousands)	One year or less	After one through five years	After five through 15 years	After 15 years	Total
As of December 31, 2020
Commercial	$134,145	$1,004,033	$776,007	$259,430	$2,173,615
Commercial real estate	113,721	478,989	552,764	9,103	1,154,577
Residential real estate	16,336	40,386	89,400	357,574	503,696
Consumer	6,057	7,980	432	—	14,469
Total loans	$270,259	$1,531,388	$1,418,603	$626,107	$3,846,357

		After one through five years	After five through 15 years	After 15 years	Total
Loans maturing after one year with:
Fixed interest rates		$1,095,180	$1,021,107	$314,344	$2,430,631
Floating or adjustable interest rates		$436,208	$397,496	$311,763	$1,145,467

Allowance for Loan Losses

We maintain the allowance for loan losses at a level we believe is sufficient to absorb probable incurred losses in our loan portfolio given the conditions at the time. Events that are not within our control, such as changes in economic factors, could change subsequent to the reporting date and could cause increases or decreases to the allowance. The amount of the allowance is affected by loan charge-offs, which decrease the allowance; recoveries on loans previously charged off, which increase the allowance; and the provision for loan losses charged to earnings, which increases the allowance.

In determining the provision for loan losses, management monitors fluctuations in the allowance resulting from actual charge-offs and recoveries and reviews the size and composition of the loan portfolio in light of current and anticipated economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as events change.

The following tables present, by loan type, the changes in the allowance for loan losses for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,		December 31,
(In thousands)	2021	2020	2021	2020	2020
Balance, beginning of period	$47,214	$30,871	$47,766	$28,546	$28,546

Loan charge-offs:
Commercial	(2,894)	(201)	(3,102)	(794)	(4,064)
Commercial real estate	—	(580)	—	(580)	(581)
Residential real estate	—	(24)	(2)	(39)	(39)
Consumer	(19)	(92)	(72)	(136)	(216)
Total loan charge-offs	(2,913)	(897)	(3,176)	(1,549)	(4,900)

Recoveries of loans previously charged-off:
Commercial	50	125	86	289	585
Commercial real estate	—	272	9	272	272
Residential real estate	16	15	20	17	115
Consumer	11	10	23	21	48
Total loan recoveries	77	422	138	599	1,020

Net charge-offs	(2,836)	(475)	(3,038)	(950)	(3,880)

(Benefit) provision for loan losses	(1,400)	7,500	(1,750)	10,300	23,100
Balance, end of period	$42,978	$37,896	$42,978	$37,896	$47,766

Allowance for loan losses to loans receivable	1.13%	1.05%	1.13%	1.05%	1.24%
Ratio of net charge-offs to average loans outstanding	0.30%	0.05%	0.16%	0.06%	0.11%

Allocation of Allowance for Loan Losses

The following tables present the allocation of the allowance for loan losses and the percentage of the total amount of loans in each loan category listed as of the dates indicated:

	June 30, 2021		December 31, 2020
(In thousands)	Allowance Amount	% of Portfolio	Allowance Amount	% of Portfolio
Commercial	$28,173	0.74%	$32,009	0.83%
Commercial real estate	13,149	0.35%	13,863	0.36%
Residential real estate	1,305	0.03%	1,606	0.04%
Consumer	351	0.01%	288	0.01%
Total	$42,978	1.13%	$47,766	1.24%

Nonperforming Assets

We have established policies and procedures to guide us in originating, monitoring and maintaining the credit quality of our loan portfolio. These policies and procedures are required to be followed by our bankers and underwriters and exceptions to these policies require elevated levels of approval and are reported to our board of directors.

Nonperforming assets include all loans categorized as nonaccrual, other real estate owned and other repossessed assets. The accrual of interest on loans is discontinued, or the loan is placed on nonaccrual, when the full collection of principal and interest is in doubt. We do not generally accrue interest on loans that are 90 days or more past due. When a loan is placed on nonaccrual, previously accrued but unpaid interest is reversed and charged against interest income and future accruals of interest are discontinued. Payments by borrowers for loans on nonaccrual are applied to loan principal. Loans are returned to accrual status when, in our judgment, the borrower’s ability to satisfy principal and interest obligations under the loan agreement has improved sufficiently to reasonably assure recovery of principal and the borrower has demonstrated a sustained period of repayment performance. In general, we require a minimum of six consecutive months of timely payments in accordance with the contractual terms before returning a loan to accrual status.

A loan is identified as a troubled debt restructuring, or TDR, when we, for economic or legal reasons related to the borrower’s financial difficulties, grant a concession to the borrower. The concessions may be granted in various forms including interest rate reductions, principal forgiveness, extension of maturity date, waiver or deferral of payments and other actions intended to minimize potential losses. A loan that has been restructured in a TDR may not be disclosed as a TDR in years subsequent to the restructuring if certain conditions are met. Generally, a nonaccrual loan that is restructured remains on nonaccrual status for a period of no less than six months to demonstrate that the borrower can meet the restructured terms. However, the borrower’s performance prior to the restructuring or other significant events at the time of restructuring may be considered in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status after a shorter performance period. If the borrower’s performance under the new terms is not reasonably assured, the loan remains classified as a nonaccrual loan.

The CARES Act, as extended by certain provisions of the Consolidated Appropriations Act, 2021, permits banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that may otherwise be characterized as a TDR and suspend any determination related thereto if (i) the borrower was not more than 30 days past due as of December 31, 2019, (ii) the modifications are related to COVID-19, and (iii) the modification occurs between March 1, 2020 and the earlier of 60 days after the date of termination of the national emergency or January 1, 2022. Federal bank regulatory authorities also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19.

As of June 30, 2021, we had active payment deferrals totaling $25.5 million compared to $65.8 million at December 31, 2020. As of June 30, 2021 and December 31, 2020, $8.0 million and $51.8 million, respectively, of restructured loans were exempt from the accounting guidance for TDRs as a result of loans which are included in the COVID-19 related loan payment deferral total.

The following table sets forth our nonperforming assets as of each period presented:

(In thousands)	June 30, 2021	December 31, 2020
Nonaccrual loans:
Commercial	$26,070	$22,779
Commercial real estate	7,135	2,934
Residential real estate	10,213	9,498
Consumer	5	38
Total nonaccrual loans	43,423	35,249
Accrual loans greater than 90 days past due	—	777
Total nonperforming loans	43,423	36,026
Other real estate owned and foreclosed assets, net	4,013	3,354
Total nonperforming assets	$47,436	$39,380

Nonperforming assets to total assets	0.85%	0.79%
Nonperforming loans to total loans	1.14%	0.94%
Allowance for loan losses to nonaccrual loans	98.98%	135.51%

Total nonperforming assets were $47.4 million as of June 30, 2021, compared to $39.4 million at December 31, 2020.

Potential problem loans are impaired loans which management has serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. Management has not identified any potential problem loans not included in the nonperforming assets table above.

Deposits

Deposits represent our primary source of funds. We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. Total deposits increased to $4.7 billion at June 30, 2021, compared to $4.2 billion at December 31, 2020. Deposit growth over this period occurred across all of the states in our footprint including Kansas, New Mexico and Colorado, as well as in our newer markets in Arizona and Texas. In addition, government stimulus efforts in response to the COVID-19 pandemic have contributed to a portion of our deposit growth for both commercial and consumer clients. Noninterest-bearing demand deposits increased on average by $0.2 billion from December 31, 2020 to June 30, 2021, primarily driven by our growth in our commercial deposit base. Our certificates of deposit have decreased on average by $0.1 billion from December 31, 2020 to June 30, 2021 primarily due to the low interest rate environment.

The following table sets forth the average balance amounts and the average rates paid on deposits held by us for the periods presented:

	For the three months ended		For the six months ended		For the year ended
	June 30, 2021		June 30, 2021		December 31, 2020
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid

Noninterest-bearing demand deposit accounts	$1,283,536	—%	$1,200,921	—%	$978,092	—%
Interest-bearing deposit accounts:
Interest-bearing demand accounts	226,750	0.20%	196,225	0.22%	127,408	0.33%
Savings accounts and money market accounts	2,685,997	0.19%	2,596,916	0.19%	2,182,648	0.34%
NOW accounts	90,901	0.76%	91,215	0.63%	78,149	0.77%
Certificate of deposit accounts	351,350	0.91%	356,474	0.98%	488,575	1.49%
Total interest-bearing deposit accounts	3,354,998	0.28%	3,240,830	0.29%	2,876,780	0.54%
Total deposits	$4,638,534	0.20%	$4,441,751	0.21%	$3,854,872	0.41%

The following table sets forth the average balance amounts and the average rates paid on deposits by customer type held by us for the periods presented:

	For the three months ended		For the six months ended		For the year ended
	June 30, 2021		June 30, 2021		December 31, 2020
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid

Consumer	$2,380,214	0.28%	$2,325,906	0.30%	$2,083,701	0.52%
Business Customers	2,258,320	0.12%	2,115,845	0.12%	1,771,171	0.27%
Total deposits	$4,638,534	0.20%	$4,441,751	0.21%	$3,854,872	0.41%

Maturities of certificates of deposit of $100,000 or more outstanding at June 30, 2021 and December 31, 2020 are summarized as follows:

(In thousands)	June 30, 2021	December 31, 2020

Three months or less	$39,608	$31,696
Over three months through twelve months	101,186	103,717
Over twelve months through three years	40,398	55,696
Over three years	8,765	10,359
Total	$189,957	$201,468

Short-Term Borrowings and Other Interest-Bearing Liabilities

Other than deposits, we also utilize Federal Home Loan Bank (FHLB) advances as a supplementary funding source to finance our operations. FHLB advances on our line-of-credit (LOC) are considered short-term borrowings and are presented in the table below, while our FHLB fixed rate term advances are considered long-term borrowings. At June 30, 2021 and December 31, 2020, our FHLB fixed rate term advances amounted to $40.0 million and $50.4 million, respectively. Our advances from the FHLB are collateralized by residential, multi-family, and commercial real estate loans. At June 30, 2021 and December 31, 2020, we had maximum borrowing capacity from the FHLB of $749.9 million and $702.5 million, respectively, subject to the availability of collateral.

We also enter into agreements with certain customers to sell securities under agreements to repurchase the security the following day. These agreements are made to provide customers with comprehensive treasury management programs a short-term return on their excess funds.

The following tables outline our various sources of short-term borrowed funds during the six months ended June 30, 2021 and the year ended December 31, 2020, and the amounts outstanding at the end of each period, the maximum month end amount for each component during the periods, the average amounts for each period, and the average interest rate that we paid for each borrowing source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any month end during each of the periods shown.

	Ending Balance	Period End Rate	Maximum Month End Balance	Period Average
				Balance	Rate
As of and for the six months ended June 30, 2021
Advances from FHLB LOC	$—	—%	$—	$331	0.35%
Securities sold under agreements to repurchase	113,786	0.05%	151,243	137,255	0.05%
Total	$113,786		$151,243	$137,587

As of and for the year ended December 31, 2020
Advances from FHLB LOC	$20,000	0.35%	$150,000	$30,489	0.69%
Securities sold under agreements to repurchase	115,372	0.05%	149,844	118,706	0.15%
Total	$135,372		$299,844	$149,195

Other Borrowings

In addition to our FHLB advances and our securities sold under agreements to repurchase, we also have convertible notes payable and subordinated debt, including trust preferred securities and other borrowings amounting to $68.9 million at June 30, 2021 and $68.4 million at December 31, 2020.

Liquidity

Liquidity refers to our ability to maintain cash flow that is adequate to fund operations, support asset growth, maintain reserve requirements and meet present and future obligations of deposit withdrawals, lending obligations and other contractual obligations. Our liquidity management policy and our asset and liability management policy, or ALM policy, provides the framework that we use to seek to maintain adequate liquidity and sources of available liquidity at levels that will enable us to meet all reasonably foreseeable short-term, long-term and strategic liquidity demands. Our Asset and Liability Management Committee, or ALCO, is responsible for oversight of our liquidity risk management activities in accordance with the provisions of our ALM Policy and applicable bank regulatory capital and liquidity laws and regulations. Our liquidity risk management process includes (i) ongoing analysis and monitoring of our funding requirements under various economic and interest rate scenarios, (ii) review and monitoring of lenders, depositors, brokers and other liability holders to ensure appropriate diversification of funding sources and (iii) liquidity contingency planning to address liquidity needs in the event of unforeseen market disruption, including appropriate allocation of funds to a liquid portfolio of marketable securities and investments. We continuously monitor our liquidity position in order for our assets and liabilities to be managed in a manner that we believe will meet our immediate and long-term funding requirements. We seek to manage our liquidity position to meet the daily cash flow needs of customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our stockholders. We also monitor our liquidity requirements in light of interest rate trends, changes in the economy, and the scheduled maturity and interest rate sensitivity of our securities and loan portfolios and deposits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control when we make investment decisions. Net deposit inflows and outflows, however, are far less predictable and are not subject to the same degree of certainty.

Our liquidity position is supported by management of our liquid assets and liabilities and access to alternative sources of funds. Our short-term and long-term liquidity requirements are primarily to fund on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers and capital expenditures. These liquidity requirements are met primarily through our deposits, FHLB advances and the principal and interest payments we receive on loans and investment securities. Cash, interest-bearing deposits in third party banks, securities available for sale and maturing or prepaying balances in our investment and loan portfolios are our most liquid assets. Other sources of liquidity that are available to us include the sale of loans we hold for investment, the ability to acquire additional national market non-core deposits, borrowings through the Federal Reserve’s discount window and the issuance of debt or equity securities. We believe that the sources of available liquidity are adequate to meet our current and reasonably foreseeable future liquidity needs.

At June 30, 2021, our liquid assets, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $798.9 million, or 14.4% of total assets, compared to $144.9 million, or 2.9% of total assets, at December 31, 2020. The increase in our liquid assets was primarily due to an increase in cash held at the Federal Reserve. Our available-for-sale securities at June 30, 2021 were $509.0 million, or 9.1% of total assets, compared to $468.6 million, or 9.4% of total assets, at December 31, 2020. Investment securities with an aggregate carrying value of $491.9 million and $437.2 million at June 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits and repurchase agreements. The increase in our pledged securities was due to increases in public funds, and in repurchase agreements.

The liability portion of our balance sheet serves as a primary source of liquidity. We plan to meet our future cash needs through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At June 30, 2021, customer deposits, excluding brokered deposits and certificates of deposit greater than $250,000, were 117.2% of net loans, compared with 101.0% at December 31, 2020. We are also a member of the FHLB, from which we can borrow for leverage or liquidity purposes. The FHLB requires that securities and qualifying loans be pledged to secure any advances. At June 30, 2021, we had $40.0 million in advances from the FHLB and a remaining credit availability of $611.8 million. In addition, we maintain a $10.7 million line with the Federal Reserve Bank’s discount window that is secured by certain loans from our loan portfolio.

Capital Resources

Stockholders’ equity at June 30, 2021 was $510.6 million, compared to $485.8 million at December 31, 2020, an increase of $24.8 million, or 5.1%. The increase was primarily driven by net income in 2021.

We are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on our financial statements.

Regulatory capital rules adopted in July 2013 and fully-phased in as of January 1, 2019, which we refer to as the Basel III rules, impose minimum capital requirements for bank holding companies and banks. The Basel III rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with consolidated assets of more than $3 billion. In order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain the fully-phased in “capital conservation buffer” of 2.5% on top of its minimum risk-based capital requirements. This buffer must consist solely of common equity Tier 1 risk-based capital, but the buffer applies to all three measurements (common equity Tier 1 risk-based capital, Tier 1 capital and total capital). At June 30, 2021, FirstSun and Sunflower Bank exceeded the regulatory minimums and met the regulatory definitions of well-capitalized.

The following table shows the regulatory capital ratios for FirstSun at the dates indicated:

	Actual		For Capital Adequacy Purposes[3]		To be Well- Capitalized under Prompt Corrective Action Provisions[4]
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2021
Total risk-based capital to risk-weighted assets:	$537,350	12.44%	$345,438	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$444,043	10.28%	$259,078	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$444,043	10.28%	$194,309	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$444,043	8.21%	$216,452	4.00%	N/A	N/A

As of December 31, 2020
Total risk-based capital to risk-weighted assets:	$513,949	12.19%	$337,327	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$416,029	9.87%	$252,995	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$416,029	9.87%	$189,746	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$416,029	8.53%	$195,074	4.00%	N/A	N/A

3 Amounts are shown exclusive of the 2.5% capital conservation buffer applicable to total risked-based capital to risk-weighted assets, Tier 1 risked-based capital to risk weighted assets and CET1 to risk weighted assets.
4 Prompt corrective action provisions are only applicable at the bank level.

The following table shows the regulatory capital ratios for Sunflower Bank at the dates indicated:

	Actual		For Capital Adequacy Purposes[5]		To be Well- Capitalized under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2021
Total risk-based capital to risk-weighted assets:	$543,215	12.62%	$344,351	8.00%	$430,439	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$499,749	11.61%	$258,263	6.00%	$344,351	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$499,749	11.61%	$193,697	4.50%	$279,785	6.50%
Tier 1 leverage capital to average assets:	$499,749	9.24%	$216,396	4.00%	$270,495	5.00%

As of December 31, 2020
Total risk-based capital to risk-weighted assets:	$517,077	12.30%	$336,276	8.00%	$420,345	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$468,823	11.15%	$252,207	6.00%	$336,276	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$468,823	11.15%	$189,155	4.50%	$273,224	6.50%
Tier 1 leverage capital to average assets:	$468,823	9.62%	$195,008	4.00%	$243,760	5.00%

Off-Balance Sheet items

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contractual or notional amounts of those instruments reflect the extent of involvement we have in particular classes of financial instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral is primarily obtained in the form of commercial and residential real estate (including income producing commercial properties).

Standby letters of credit are conditional commitments issued by us to guarantee to a third-party the performance of a customer. Those guarantees are primarily issued to support public and private borrowing arrangements, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Commitments to make loans are generally made for periods of 90 days or less.

Our exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as for funded instruments. We do not anticipate any material losses as a result of the commitments and standby letters of credit.

5 Amounts are shown exclusive of the 2.5% capital conservation buffer applicable to total risked-based capital to risk-weighted assets, Tier 1 risked-based capital to risk weighted assets and CET1 to risk weighted assets

The following table summarizes commitments as of the dates presented:

	June 30, 2021		December 31, 2020
(In thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Undistributed portion of committed loans	$78,626	$94,292	$80,445	$106,020
Unused lines of credit	15,228	527,821	15,003	496,122
Standby letters of credit	6,304	3,871	13,078	3,879
Total	$100,158	$625,984	$108,526	$606,021

Contractual Obligations

We have entered into contractual obligations in the normal course of business that involve elements of credit risk, interest rate risk and liquidity risk.

The following table summarizes our contractual obligations as of June 30, 2021 and December 31, 2020:

(In thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
June 30, 2021
Long-term debt:
FHLB term advances	$40,000	$10,000	$—	$20,000	$10,000
Convertible notes payable	22,277	743	21,534	—	—
Subordinated debt	57,997	348	791	769	56,089
Total long-term debt	120,274	11,091	22,325	20,769	66,089

Operating leases	39,151	6,672	13,513	10,790	8,176
Certificates of deposit	346,624	236,969	84,253	20,107	5,295
Total	$506,049	$254,732	$120,091	$51,666	$79,560

December 31, 2020
Long-term debt:
FHLB term advances	$50,411	$133	$20,267	$20,011	$10,000
Convertible notes payable	22,650	745	1,232	20,673	—
Subordinated debt	59,060	442	912	1,025	56,681
Total long-term debt	132,121	1,320	22,411	41,709	66,681

Operating leases	40,033	6,171	12,960	11,547	9,355
Certificates of deposit	365,959	236,583	102,382	20,832	6,162
Total	$538,113	$244,074	$137,753	$74,088	$82,198

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of reduced earnings and/or declines in the net market value of the balance sheet due to changes in market rates. Our primary market risk is interest rate risk which impacts our net interest income, fee income related to interest sensitive activities such as mortgage origination and servicing income and loan and deposit demand.

We are subject to interest rate risk due to:
•the maturity or repricing of assets and liabilities at different times or for different amounts;
•differences in short-term and long-term market interest rate changes; and
•the remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change.

Our Asset Liability Committee, or ALCO, which is composed of our executive officers and certain other members of management, monitors interest rate risk on an ongoing basis in accordance with policies approved by our board of directors. The ALCO reviews interest rate positions and considers the impact projected interest rate scenarios have on earnings, liquidity, business strategies and other factors. However, management has the latitude to change interest rate positions within certain limits if, in management’s judgment, the change will enhance profitability or minimize risk.

To assess and manage interest rate risk, sensitivity analysis is used to determine the impact on earnings and the net market value of the balance sheet across various interest rate scenarios, balance sheet trends, and strategies.

Management uses a simulation model to analyze the sensitivity of net interest income to changes in interest rates across various interest rate scenarios, which seeks to demonstrate the level of interest rate risk inherent in the existing balance sheet. The analysis holds the current balance sheet values constant and does not take into account management intervention. In addition, we assume certain correlation rates, often referred to as a “deposit beta,” for interest-bearing deposits, wherein the rates paid to customers change relative to changes in benchmark interest rates. The effect on net interest income over a 12-month time horizon due to hypothetical changes in market interest rates is presented in the table below. In this interest rate shock simulation, as of the periods presented, interest rates have been adjusted by instantaneous parallel changes rather than in a ramp simulation, which applies interest rate changes over time. All rates, short-term and long-term, are changed by the same amount (e.g. plus or minus 100 basis points) resulting in the shape of the yield curve remaining unchanged.

	% Change in Net Interest Income		% Change in Economic Value of Equity
Changes in Interest Rate (Basis Points)	As of June 30, 2021	As of December 31, 2020	As of June 30, 2021	As of December 31, 2020

+300	25.8%	13.1%	(2.3)%	(7.4)%
+200	17.4%	8.9%	(1.3)%	(4.9)%
+100	8.8%	4.6%	(0.6)%	(2.4)%
Base	—%	—%	—%	—%
-100	(5.8)%	(3.1)%	(3.0)%	(2.2)%

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance regarding our control objective that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

FirstSun and its subsidiaries are from time to time subject to claims and litigation arising in the ordinary course of business. For further information regarding legal proceedings, see Note 15. Commitments and Contingencies in our unaudited consolidated financial statements. One or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention and may materially adversely affect our reputation, even if resolved in our favor.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in the Prospectus filed with the SEC in accordance with Securities Act Rule 424(b)(3) on August 12, 2021, in connection with our proposed merger with Pioneer. Our business involves significant risks. You should carefully consider the risks and uncertainties described in the Prospectus, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and footnotes as disclosed in the Prospectus. The risks and uncertainties described in the Prospectus are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities or issuer purchases of equity securities during the second quarter of 2021.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Merger by and between FirstSun Capital Bancorp, Pioneer Bancshares, Inc. and FSCB Merger Subsidiary, Inc. dated as of May 11, 2021, as amended (incorporated by reference to Annex A to the proxy statement/prospectus contained in Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-258176) filed with the SEC on August 6, 2021).

3.1
Amended and Restated Certificate of Incorporation of FirstSun Capital Bancorp, as amended (incorporated by reference to Exhibit 3.1 to the proxy statement/prospectus contained in the Registration Statement on Form S-4 (File No. 333-258176) filed with the SEC on July 26, 2021).

3.2
Bylaws of FirstSun Capital Bancorp (incorporated by reference to Exhibit 3.2 to the proxy statement/prospectus contained in the Registration Statement on Form S-4 (File No. 333-258176) filed with the SEC on July 26, 2021).

4.1
Form of common stock certificate of FirstSun Capital Bancorp (incorporated by reference to Exhibit 4.1 to the proxy statement/prospectus contained in the Registration Statement on Form S-4 (File No. 333-258176) filed with the SEC on July 26, 2021).

4.2	FirstSun Capital Bancorp will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

4.3
Form of Stockholders’ Agreement dated as of June 19, 2017, by and among FirstSun Capital Bancorp and the parties signatories thereto (incorporated by reference to Exhibit 4.3 to the proxy statement/prospectus contained in the Registration Statement on Form S-4 (File No. 333-258176) filed with the SEC on July 26, 2021).*

4.4
Form of Amendment No. 1 to the Stockholders’ Agreement dated March 14, 2018 by and among FirstSun and the parties signatories thereto (incorporated by reference to Exhibit 4.4 to the proxy statement/prospectus contained in the Registration Statement on Form S-4 (File No. 333-258176) filed with the SEC on July 26, 2021).

4.5
Form of Amendment No. 2 to the Stockholders’ Agreement by and among FirstSun and the parties signatories thereto (incorporated by reference to Exhibit B to Annex A to the proxy statement/prospectus contained in Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-258176) filed with the SEC on August 6, 2021).*

4.6
Form of Registration Rights Agreement dated as of June 19, 2017 by and among FirstSun and the parties signatories thereto (incorporated by reference to Exhibit 4.6 to the proxy statement/prospectus contained in the Registration Statement on Form S-4 (File No. 333-258176) filed with the SEC on July 26, 2021).*

4.7
Form of Amendment No. 1 to Registration Rights Agreement by and among FirstSun and the parties signatories thereto (incorporated by reference to Exhibit C to Annex A to the proxy statement/prospectus contained in Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-258176) filed with the SEC on August 6, 2021).*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

* Annexes, schedules, and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. FirstSun agrees to furnish supplementally a copy of any omitted attachment to the Securities and Exchange Commission on a confidential basis upon request.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTSUN CAPITAL BANCORP
(Registrant)
/s/ Mollie H. Carter

Date:	September 10, 2021
Mollie H. Carter
Chief Executive Officer and President
(Principal Executive Officer)
/s/ Robert A. Cafera, Jr.

Date:	September 10, 2021
Robert A. Cafera, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
/s/ Joel Murray

Date:	September 10, 2021
Joel Murray
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)