Form 10-Q
period 2021-09-30
FIRSTSUN CAPITAL BANCORP
filed 2021-11-05
CIK 1709442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 4, 2021, there were approximately 18,321,659 shares of the registrant’s common stock outstanding.

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
•the failure of either party to satisfy any of the other closing conditions to the transaction on a timely basis or at all;
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
•the potential increase in reserves and allowance for loan losses as a result of the transition in 2023 to the current expected credit loss standard, or “CECL,” established by the Financial Accounting Standards Board to account for future expected credit losses;

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

We caution readers that the foregoing list of factors is not exclusive, is not necessarily in order of importance and readers should not place undue reliance on any forward-looking statements. You should also consider the risks, assumptions and uncertainties set forth in the “Risk Factors” section of our proxy statement/prospectus dated August 10, 2021 that we filed with the SEC on August 12, 2021, pursuant to Securities Act Rule 424(b)(3) in connection with our proposed merger with Pioneer. Further, any forward-looking statement speaks only as of the date on which it is made and we do not intend to and disclaim any obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, unless required to do so under the federal securities laws.

Part I - Financial Information

Item 1. Financial Statements (Unaudited)

FIRSTSUN CAPITAL BANCORP
and Subsidiaries

Consolidated Balance Sheets
(Unaudited)

(In thousands, except par and share amounts)	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$949,541	$201,978
Securities available-for-sale	531,395	468,586
Securities held-to-maturity, fair value of $20,693 and $33,328, respectively	19,811	32,188
Loans held-for-sale, at fair value	122,217	193,963
Loans, net of allowance for loan losses of $47,868 and $47,766, respectively	3,756,113	3,798,591
Mortgage servicing rights, at fair value	43,971	29,144
Premises and equipment, net	54,094	56,758
Other real estate owned and foreclosed assets, net	5,747	3,354
Bank-owned life insurance	54,536	53,582
Restricted equity securities	16,927	23,175
Goodwill	33,050	33,050
Core deposits and other intangible assets, net	8,605	9,667
Accrued interest receivable	16,649	15,416
Deferred tax assets, net	21,457	23,763
Prepaid expenses and other assets	48,972	52,242
Total assets	$5,683,085	$4,995,457

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing accounts	$1,578,306	$1,054,458
Interest-bearing accounts	3,279,679	3,099,091
Total deposits	4,857,985	4,153,549

Securities sold under agreements to repurchase	117,001	115,372
Federal Home Loan Bank advances	40,000	70,411
Convertible notes payable, net	19,256	18,696
Subordinated debt, net	49,928	49,666
Accrued interest payable	2,768	2,592
Accrued expenses and other liabilities	76,226	99,384
Total liabilities	5,163,164	4,509,670

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued or outstanding, respectively	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 19,878,713 shares issued; 18,321,659 shares outstanding, respectively	2	2
Additional paid-in capital	260,864	259,363
Treasury stock, 1,557,054 shares, respectively	(38,148)	(38,148)
Retained earnings	289,798	255,451
Accumulated other comprehensive income, net	7,405	9,119
Total stockholders’ equity	519,921	485,787
Total liabilities and stockholders’ equity	$5,683,085	$4,995,457

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries

Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Interest income:
Interest and fee income on loans:
Taxable	$37,225	$30,496	$102,068	$88,781
Tax exempt	3,471	6,255	16,612	17,696
Interest and dividend income on securities:
Taxable	1,949	2,097	5,634	8,229
Tax exempt	5	3	12	9
Other interest income	611	309	1,450	1,095
Total interest income	43,261	39,160	125,776	115,810
Interest expense:
Interest expense on deposits	1,978	3,348	6,731	12,881
Interest expense on securities sold under agreements to repurchase	13	23	49	139
Interest expense on other borrowed funds	1,305	1,451	4,214	3,634
Total interest expense	3,296	4,822	10,994	16,654
Net interest income	39,965	34,338	114,782	99,156
Provision for loan losses	3,500	4,800	1,750	15,100
Net interest income after provision for loan losses	36,465	29,538	113,032	84,056
Noninterest income:
Service charges on deposit accounts	3,471	2,428	8,659	7,042
Credit and debit card fees	2,472	2,107	7,140	5,865
Trust and investment advisory fees	1,974	1,282	5,871	3,222
Income from mortgage banking services, net	20,151	35,535	68,144	89,986
Gain on sales of available-for-sale securities, net	—	—	—	153
Gain on other real estate owned and foreclosed assets activity, net	93	443	591	242
Other noninterest income	523	924	4,443	2,604
Total noninterest income	28,684	42,719	94,848	109,114
Noninterest expense:
Salary and employee benefits	36,061	37,949	113,129	101,998
Occupancy and equipment	6,643	6,365	19,867	19,251
Amortization of intangible assets	354	371	1,062	1,093
Merger related expenses	705	—	1,984	—
Other noninterest expenses	10,807	9,688	30,332	26,796
Total noninterest expense	54,570	54,373	166,374	149,138
Income before income taxes	10,579	17,884	41,506	44,032
Provision for income taxes	1,851	3,130	7,159	7,707
Net income	$8,728	$14,754	$34,347	$36,325
Other comprehensive income:
Reclassification adjustment for net gain on sales of available-for-sale securities	—	—	—	(153)
Change in unrealized gain (loss) on available-for-sale securities	349	1,228	(2,270)	11,799
Income tax effect on other comprehensive income	(86)	(300)	556	(2,848)
Comprehensive income	$8,991	$15,682	$32,633	$45,123

Earnings per share:
Net income available to common stockholders	$8,728	$14,754	$34,347	$36,325
Basic	$0.48	$0.81	$1.87	$1.98
Diluted	$0.46	$0.81	$1.83	$1.98

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries

Consolidated Statements of Stockholders’ Equity
For the three months ended September 30,
(Unaudited)

(in thousands, except share amounts)	Issued shares of common stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
2021
Balance, beginning of period	19,878,713	$2	$260,516	$(38,148)	$281,070	$7,142	$510,582
Share-based compensation, net of forfeitures	—	—	348	—	—	—	348
Net income	—	—	—	—	8,728	—	8,728
Other comprehensive income	—	—	—	—	—	263	263
Balance, end of period	19,878,713	$2	$260,864	$(38,148)	$289,798	$7,405	$519,921

2020
Balance, beginning of period	19,878,713	$2	$258,315	$(38,189)	$229,437	$9,728	$459,293
Stock option exercise (1,670 shares of treasury stock issued)	—	—	—	41	—	—	41
Share-based compensation, net of forfeitures	—	—	465	—	—	—	465
Net income	—	—	—	—	14,754	—	14,754
Other comprehensive income	—	—	—	—	—	928	928
Balance, end of period	19,878,713	$2	$258,780	$(38,148)	$244,191	$10,656	$475,481

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries

Consolidated Statements of Stockholders’ Equity (continued)
For the nine months ended September 30,
(Unaudited)

(in thousands, except share amounts)	Issued shares of common stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
2021
Balance, beginning of period	19,878,713	$2	$259,363	$(38,148)	$255,451	$9,119	$485,787
Share-based compensation, net of forfeitures	—	—	1,501	—	—	—	1,501
Net income	—	—	—	—	34,347	—	34,347
Other comprehensive loss	—	—	—	—	—	(1,714)	(1,714)
Balance, end of period	19,878,713	$2	$260,864	$(38,148)	$289,798	$7,405	$519,921

2020
Balance, beginning of period	19,878,713	$2	$257,181	$(36,706)	$207,866	$1,858	$430,201
Issuance of treasury stock (100 shares)	—	—	—	2	—	—	2
Repurchase of treasury stock (63,844 shares)	—	—	—	(1,564)	—	—	(1,564)
Stock option exercise (4,892 shares of treasury stock issued)	—	—	(153)	120	—	—	(33)
Share-based compensation, net of forfeitures	—	—	1,752	—	—	—	1,752
Net income	—	—	—	—	36,325	—	36,325
Other comprehensive income	—	—	—	—	—	8,798	8,798
Balance, end of period	19,878,713	$2	$258,780	$(38,148)	$244,191	$10,656	$475,481

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries

Consolidated Statements of Cash Flows
For the nine months ended September 30,
(Unaudited)

(In thousands)	2021	2020
Cash flows from operating activities:
Net income	$34,347	$36,325
Adjustments to reconcile income to net cash provided by operating activities:
Provision for loan losses	1,750	15,100
Depreciation	4,716	4,353
Deferred tax (benefit) expense	2,862	1
Accretion of net discount on securities	2,617	3,164
Net accretion of discount on acquired loans	(1,001)	(2,709)
Net change in deferred loan origination fees and costs	(407)	9,442
Amortization of core deposits and other intangible assets	1,062	1,093
Net amortization of lease marks	—	83
Amortization of software implementation costs	844	731
Accretion of fair value premium on acquired deposits	(45)	(124)
Amortization of fair value discount on subordinated debt	192	192
Amortization of issuance costs on subordinated debt	70	23
Amortization of fair value discount on convertible notes payable	559	564
Accretion of fair value premium on Federal Home Loan Bank advances	—	(165)
Increase in cash surrender value of bank-owned life insurance	(954)	(959)
Impairment of premises and equipment	23	—
Impairment of other real estate owned and foreclosed assets	240	246
Federal Home Loan Bank stock dividends	(306)	(298)
Share-based compensation expense	1,501	1,752
(Increase) decrease in fair value of mortgage servicing rights	3,706	19,077
Net gain on sales of available-for-sale securities	—	(153)
Net gain on sales of loans held-for-investment	698	1,094
Net loss (gain) on disposal of premises and equipment	75	212
Net (gain) loss on other real estate owned and foreclosed assets activity	(591)	(242)
Net gain on sales of loans held-for-sale	(50,224)	(49,069)
Origination of loans held-for-sale	(1,693,782)	(1,767,009)
Proceeds from sales of loans held-for-sale	1,797,219	1,746,030
Changes in operating assets and liabilities:
Accrued interest receivable	(1,233)	(5,149)
Prepaid expenses and other assets	2,231	(19,329)
Accrued interest payable	176	948
Accrued expenses and other liabilities	(23,610)	30,393
Net cash provided by operating activities	$82,735	$25,617

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries

Consolidated Statements of Cash Flows (continued)
For the nine months ended September 30,
(Unaudited)

(In thousands)	2021	2020
Cash flows from operating activities: (previous page)	$82,735	$25,617

Cash flows from investing activities:
Net cash paid for acquisitions	—	(7,019)
Proceeds from maturities of held-to-maturity securities	12,097	16,827
Purchases of available-for-sale securities	(164,914)	(72,700)
Proceeds from sale or maturities of available-for-sale securities	97,499	151,144
Loan originations, net of repayments	19,632	(815,040)
Proceeds from the sale of loans held-for-sale previously classified as held-for-investment	18,544	97,832
Purchases of premises and equipment	(2,891)	(4,348)
Proceeds from the sale of premises and equipment	1,192	1,161
Proceeds from sales of other real estate owned and foreclosed assets	1,221	6,296
Purchases of restricted equity securities	(49)	(8,689)
Proceeds from the sale or redemption of restricted equity securities	6,603	298
Purchase of other investments	(324)	(122)
Proceeds from the sale or redemption of other investments	519	1
Net cash provided by (used in) investing activities	(10,871)	(634,359)

Cash flows from financing activities:
Net change in deposits	704,481	409,103
Net change in securities sold under agreements to repurchase	1,629	63,140
Proceeds from Federal Home Loan Bank advances	—	1,019,000
Repayments of Federal Home Loan Bank advances	(30,411)	(897,998)
Repayments of other borrowings	—	(6,000)
Proceeds from Subordinated debt	—	39,067
Issuance of treasury stock	—	(31)
Purchase of treasury stock	—	(1,564)
Net cash provided by financing activities	675,699	624,717
Net increase in cash and cash equivalents	747,563	15,975
Cash and cash equivalents, beginning of period	201,978	144,531
Cash and cash equivalents, end of period	$949,541	$160,506

Supplemental disclosures of cash flow information:
Interest paid on deposits	$6,869	$13,564
Interest paid on borrowed funds	$4,362	$4,119
Cash paid for income taxes, net	$4,930	$8,003
Non-cash investing and financing activities:
Net change in unrealized gain on available-for-sale securities	$(2,270)	$11,646
Loan charge-offs	$3,242	$1,785
Loans transferred to other real estate owned and foreclosed assets	$3,264	$3,110
Mortgage servicing rights resulting from sale or securitization of mortgage loans	$18,533	$15,879

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
($ in thousands, except share and per share amounts)

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

These consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the SEC. These interim financial statements are unaudited, and include, in our opinion, all adjustments necessary for a fair statement of the results for the periods indicated, which are not necessarily indicative of results which may be expected for the full year. These unaudited consolidated financial statements and notes should be read in conjunction with FirstSun’s audited consolidated financial statements and footnotes thereto for the year ended December 31, 2020 included in our proxy statement/prospectus dated August 10, 2021 (the “Prospectus”) filed with the SEC on August 12, 2021, pursuant to Securities Act Rule 424(b)(3) in connection with our proposed merger with Pioneer Bancshares, Inc. (“Pioneer”). Certain prior period amounts have been reclassified to conform to the current period presentation. Reclassifications had no effect on our net income or stockholders’ equity.

Business Combination - On May 11, 2021, FirstSun and Pioneer entered into an Agreement and Plan of Merger that provides for the merger of Pioneer with and into FirstSun, with FirstSun as the surviving entity (the “merger”). If the merger is completed, each share of Pioneer common stock will be converted into the right to receive 1.0443 shares of FirstSun common stock plus cash in lieu of any fractional shares. In September 2021, the Pioneer stockholders approved the merger. Completion of the merger, among other things, is subject to the requisite approval of the appropriate regulatory bodies, and if approved is expected to close in the fourth quarter of 2021. Pioneer currently operates from its headquarters in Austin, Texas and has banking offices located primarily in the Austin, Houston, San Antonio, and Dallas metro areas. As of September 30, 2021 Pioneer had assets of $1.6 billion, total loans of $1.0 billion, and deposits of $1.3 billion.

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

NOTE 2. Securities

The amortized cost, gross unrealized gains and losses, and fair values of available-for-sale and held-to-maturity debt securities by type follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2021
Available-for-sale:
U.S. treasury	$20,454	$241	$—	$20,695
U.S. agency	6,493	—	(104)	6,389
Obligations of states and political subdivisions	3,981	16	—	3,997
Mortgage backed - residential	132,062	2,998	(779)	134,281
Collateralized mortgage obligations	219,671	2,521	(31)	222,161
Mortgage backed - commercial	138,932	4,959	(19)	143,872
Total available-for-sale	$521,593	$10,735	$(933)	$531,395

Held-to-maturity:
Obligations of states and political subdivisions	$720	$30	$—	$750
Mortgage backed - residential	11,686	545	—	12,231
Collateralized mortgage obligations	7,405	307	—	7,712
Total held-to-maturity	$19,811	$882	$—	$20,693

As of December 31, 2020
Available-for-sale:
U.S. agency	$9,204	$—	$(208)	$8,996
Obligations of states and political subdivisions	3,427	8	—	3,435
Mortgage backed - residential	116,365	3,399	(202)	119,562
Collateralized mortgage obligations	200,496	2,743	(43)	203,196
Mortgage backed - commercial	127,022	6,426	(51)	133,397
Total available-for-sale	$456,514	$12,576	$(504)	$468,586

Held-to-maturity:
U.S. agency	$5,099	$26	$—	$5,125
Obligations of states and political subdivisions	730	41	—	771
Mortgage backed - residential	16,050	618	—	16,668
Collateralized mortgage obligations	10,309	455	—	10,764
Total held-to-maturity	$32,188	$1,140	$—	$33,328

As of September 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Certain debt securities that have gross unrealized losses and have been in a continuous unrealized loss position for more than one year follows:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Number of Securities
As of September 30, 2021
Available-for-sale:
U.S. agency	$—	$—	$6,389	$(104)	$6,389	$(104)	7
Mortgage backed - residential	36,034	(769)	2,896	(10)	38,930	(779)	9
Collateralized mortgage obligations	13,024	(27)	610	(4)	13,634	(31)	8
Mortgage backed - commercial	—	—	24,170	(19)	24,170	(19)	2
Total available-for-sale	$49,058	$(796)	$34,065	$(137)	$83,123	$(933)	26

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Number of Securities
As of December 31, 2020
Available-for-sale:
U.S. agency	$—	$—	$8,996	$(208)	$8,996	$(208)	7
Mortgage backed - residential	15,251	(146)	7,601	(56)	22,852	(202)	8
Collateralized mortgage obligations	23,646	(43)	—	—	23,646	(43)	11
Mortgage backed - commercial	9,167	(15)	14,971	(36)	24,138	(51)	2
Total available-for-sale	$48,064	$(204)	$31,568	$(300)	$79,632	$(504)	28

There were no held-to-maturity securities in an unrealized loss position as of September 30, 2021 or December 31, 2020.

Estimated fair value is less than amortized cost primarily because of general economic conditions unrelated to the specific issuer. At September 30, 2021 and December 31, 2020, management does not believe these securities are other than temporarily impaired for the following reasons: no significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the issuer; no significant adverse change in the regulatory, economic, or technological environment of the issuer; and no significant adverse change in the general market condition of either the geographic area or the industry in which the issuer operates. Management has the ability and intends to hold these securities and it is likely that management will not be required to sell the securities prior to maturity or until such time as the full amount of investment principal will be returned.

The amortized cost and fair value of our debt securities by contractual maturity as of September 30, 2021 are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or earlier redemptions that may occur.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due within 1 year	$66	$67
Due after 1 year through 5 years	20,442	21,008
Due after 5 years through 10 years	135,566	138,722
Due after 10 years	365,519	371,598
Total available-for-sale	$521,593	$531,395

Held-to-maturity:
Due after 1 year through 5 years	$720	$750
Due after 5 years through 10 years	702	749
Due after 10 years	18,389	19,194
Total held-to-maturity	$19,811	$20,693

Securities with a carrying value of $466,982 and $437,223 were pledged to secure public deposits, securities sold under agreements to repurchase and borrowed funds at September 30, 2021 and December 31, 2020, respectively.

There were no proceeds from sales and calls of securities for the nine months ended September 30, 2021. The proceeds from sales and calls of securities for the nine months ended September 30, 2020 was $56,159. For the nine months ended September 30, 2020, we recognized gross investment gains of $446 and gross investment losses of $293, resulting from the sale of securities.

NOTE 3. Loans

Loans held-for-investment consist of the following:

	September 30, 2021	December 31, 2020

Commercial	$2,228,639	$2,181,552
Commercial real estate	1,140,181	1,156,668
Residential real estate	426,044	503,828
Consumer	17,742	14,233
Total loans	3,812,606	3,856,281

Deferred costs, fees, premiums, and discounts	(8,625)	(9,924)

Allowance for loan losses	(47,868)	(47,766)

Total loans, net	$3,756,113	$3,798,591

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. A provision in the CARES Act created the Paycheck Protection Program (PPP), a program administered by the Small Business Administration (“SBA”) to provide loans to small business during the COVID-19 pandemic. As of September 30, 2021 and December 31, 2020, we had $116,519 and $256,336 of PPP loans outstanding and deferred processing fees outstanding of $3,153 and $5,235, respectively. PPP loans are classified as Commercial loans in the consolidated financial statements. No allowance for loan losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

The following table presents the activity in the allowance for loan losses by portfolio type for the three months ended September 30,:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
2021
Allowance for loan losses:
Balance, beginning of period	$28,173	$13,149	$1,305	$351	$42,978
Provision for (benefit from) loan losses	3,030	560	(31)	(59)	3,500
Loans charged off	—	—	—	(66)	(66)
Recoveries	1,440	—	3	13	1,456
Balance, end of period	$32,643	$13,709	$1,277	$239	$47,868

2020
Allowance for loan losses:
Balance, beginning of period	$22,541	$13,212	$1,868	$275	$37,896
Provision for (benefit from) loan losses	4,030	853	(126)	43	4,800
Loans charged off	(203)	(1)	—	(32)	(236)
Recoveries	225	—	3	13	241
Balance, end of period	$26,593	$14,064	$1,745	$299	$42,701

The following table presents the activity in the allowance for loan losses by portfolio type for the nine months ended September 30,:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
2021
Allowance for loan losses:
Balance, beginning of period	$32,009	$13,863	$1,606	$288	$47,766
Provision for (benefit from) loan losses	2,210	(163)	(350)	53	1,750
Loans charged off	(3,102)	—	(2)	(138)	(3,242)
Recoveries	1,526	9	23	36	1,594
Balance, end of period	$32,643	$13,709	$1,277	$239	$47,868

2020
Allowance for loan losses:
Balance, beginning of period	$17,509	$9,645	$1,056	$336	$28,546
Provision for loan losses	9,567	4,728	708	97	15,100
Loans charged off	(997)	(581)	(39)	(168)	(1,785)
Recoveries	514	272	20	34	840
Balance, end of period	$26,593	$14,064	$1,745	$299	$42,701

We determine the allowance for loan losses estimate on at least a quarterly basis.

The following table presents the balance in the allowance for loan losses and the recorded investment by portfolio type based on impairment method:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
As of September 30, 2021
Loans:
Individually evaluated for impairment	$19,632	$5,203	$6,555	$3	$31,393
Collectively evaluated for impairment	2,209,007	1,134,978	419,489	17,739	3,781,213
Total loans	$2,228,639	$1,140,181	$426,044	$17,742	$3,812,606

Allowance for loan losses:
Individually evaluated for impairment	$3,823	$387	$148	$—	$4,358
Collectively evaluated for impairment	28,820	13,322	1,129	239	43,510
Total allowance for loan losses	$32,643	$13,709	$1,277	$239	$47,868

As of December 31, 2020
Loans:
Individually evaluated for impairment	$23,197	$2,933	$9,630	$38	$35,798
Collectively evaluated for impairment	2,158,355	1,153,735	494,198	14,195	3,820,483
Total loans	$2,181,552	$1,156,668	$503,828	$14,233	$3,856,281

Allowance for loan losses:
Individually evaluated for impairment	$3,972	$12	$96	$—	$4,080
Collectively evaluated for impairment	28,037	13,851	1,510	288	43,686
Total allowance for loan losses	$32,009	$13,863	$1,606	$288	$47,766

The following table presents information related to impaired loans by class of loans as of:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment
As of September 30, 2021
With no related allowance recorded:
Commercial	$10,013	$9,505	$—	$6,964
Commercial real estate	2,365	2,307	—	2,201
Residential real estate	4,717	4,732	—	3,153
Consumer	4	3	—	4
Total loans with no related allowance recorded	17,099	16,547	—	12,322

With an allowance recorded:
Commercial	10,386	10,127	3,823	6,962
Commercial real estate	2,949	2,896	387	1,940
Residential real estate	1,794	1,823	148	1,224
Total loans an allowance recorded	15,129	14,846	4,358	10,126
Total impaired loans	$32,228	$31,393	$4,358	$22,448

As of December 31, 2020
With no related allowance recorded:
Commercial	$16,370	$15,756	$—	$12,189
Commercial real estate	2,850	2,838	—	1,910
Residential real estate	9,021	8,933	—	5,855
Consumer	38	38	—	29
Total loans with no related allowance recorded	28,279	27,565	—	19,983

With an allowance recorded:
Commercial	7,610	7,441	3,972	5,304
Commercial real estate	133	95	12	67
Residential real estate	709	697	96	479
Total loans an allowance recorded	8,452	8,233	4,080	5,850
Total impaired loans	$36,731	$35,798	$4,080	$25,833

Interest income recorded on impaired loans was not material for the three and nine months ended September 30, 2021 and 2020.

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

Doubtful - loans are considered “classified” and have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. There were no loans categorized as doubtful as of September 30, 2021 and December 31, 2020.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

The following table presents the credit risk profile of our loan portfolio based on our rating categories:

	Non-Classified	Classified	Total
As of September 30, 2021
Commercial	$2,202,979	$25,660	$2,228,639
Commercial real estate	1,113,753	26,428	1,140,181
Residential real estate	419,557	6,487	426,044
Consumer	17,736	6	17,742
Total loans	$3,754,025	$58,581	$3,812,606

As of December 31, 2020
Commercial	$2,145,831	$35,721	$2,181,552
Commercial real estate	1,126,080	30,588	1,156,668
Residential real estate	494,155	9,673	503,828
Consumer	14,195	38	14,233
Total loans	$3,780,261	$76,020	$3,856,281

The following table presents our loan portfolio aging analysis:

	Loans Not Past Due	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans Greater than 90 Days Past Due, Still Accruing	Non-Accrual	Total
As of September 30, 2021
Commercial	$2,208,361	$1,639	$—	$—	$18,639	$2,228,639
Commercial real estate	1,123,875	9,420	1,681	—	5,205	1,140,181
Residential real estate	418,746	—	842	—	6,456	426,044
Consumer	17,721	18	—	—	3	17,742
Total loans	$3,768,703	$11,077	$2,523	$—	$30,303	$3,812,606

As of December 31, 2020
Commercial	$2,147,310	$11,415	$48	$—	$22,779	$2,181,552
Commercial real estate	1,144,801	8,933	—	—	2,934	1,156,668
Residential real estate	489,482	2,948	1,123	777	9,498	503,828
Consumer	14,187	8	—	—	38	14,233
Total loans	$3,795,780	$23,304	$1,171	$777	$35,249	$3,856,281

As of September 30, 2021 and December 31, 2020, we have a recorded investment in troubled debt restructurings (TDRs) of $18,750 and $13,975, respectively. We have no commitments to lend additional amounts at September 30, 2021.

The modification of the terms of the loans performed for the nine months ended September 30, 2021 and for the year ended December 31, 2020 respectively, included rate modifications, extensions of the maturity dates or a permanent reduction of the recorded investment in the loans.

The following table presents loans by class modified as TDRs that occurred during the nine months ended September 30, 2021 and year ended December 31, 2020:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
September 30, 2021
Commercial	5	$6,789	$5,229
Total	5	$6,789	$5,229

December 31, 2020
Commercial	11	$2,950	$2,831
Residential real estate	5	917	907
Total	16	$3,867	$3,738

For the nine months ended September 30, 2021 and year ended December 31, 2020 the TDRs described above increased the allowance for loan losses by $1,441 and $1,464, respectively. There were no amounts charged-off during the nine months ended September 30, 2021 and year ended December 31, 2020. For the year ended December 31, 2020, there were loans modified as TDRs totaling $1,759 for which there was a payment default following the modification.

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

We are working with borrowers impacted by COVID-19 and providing modifications to include interest only deferral or principal and interest deferral. These modifications are excluded from TDR classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. As of September 30, 2021, we had actively modified loans under the CARES Act as follows:

	Number of Loans	Recorded Investment
September 30, 2021
Residential real estate	9	$2,517

Acquired Loans and Loan Discounts:
Included in the net loan portfolio as of September 30, 2021 and December 31, 2020 is a net accretable discount related to loans acquired within a business combination in the approximate amounts of $770 and $2,043, respectively. The discount is accreted into income on a level-yield basis over the life of the loans.

Loans acquired with evidence of credit quality deterioration at acquisition, for which it was probable that we would not be able to collect all contractual amounts due, were accounted for as purchased credit impaired (“PCI”) loans. The outstanding balance represents the total amount owed, including accrued but unpaid interest, and any amounts previously charged off. The carrying amount of purchased credit impaired loans is not significant as of September 30, 2021 and December 31, 2020.

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

The unpaid principal loan balance of our servicing portfolio is presented in the following table as of:

	September 30, 2021	December 31, 2020

Federal National Mortgage Association	$2,278,202	$2,117,703
Federal Home Loan Mortgage Corporation	1,425,824	948,934
Government National Mortgage Association	757,859	722,138
Federal Home Loan Bank	148,214	245,246
Other	1,948	2,144
Total	$4,612,047	$4,036,165

The activity of MSRs carried at fair value is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

Balance, beginning of period	$40,844	$23,800	$29,144	$29,003
Additions:
Servicing resulting from transfers of financial assets	5,303	6,614	18,533	15,879
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	948	(2,114)	5,209	(13,215)
Changes in fair value due to pay-offs, pay-downs, and runoff	(3,124)	(2,495)	(8,915)	(5,862)
Balance, end of period	$43,971	$25,805	$43,971	$25,805

The following represents the weighted-average key assumptions used to estimate the fair value of MSRs as of:

	September 30, 2021	December 31, 2020	September 30, 2020

Discount rate	9.22%	9.12%	9.28%
Total prepayment speeds	12.15%	16.99%	18.79%
Cost of servicing each loan	$86/per loan	$85/per loan	$86/per loan

Total servicing and ancillary fees earned from the mortgage servicing portfolio is presented in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

Servicing fees	$3,101	$2,400	$8,853	$6,773
Late and ancillary fees	118	92	317	277
Total	$3,219	$2,492	$9,170	$7,050

NOTE 5. Derivative Financial Instruments

Banking Derivative Financial Instruments:
We are exposed to changes in the fair value of certain of our fixed-rate assets due to changes in benchmark interest rates. We use interest rate swaps to manage our exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate, LIBOR. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for us making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. The carrying amount of hedged loans receivable as of September 30, 2021 and December 31, 2020 was $209,552 and $239,591, respectively. The cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged loans receivable as of September 30, 2021 and December 31, 2020 was $7,784 and $14,906, respectively. The hedges were determined to be effective during all periods presented and we expect the hedges to remain effective during their remaining terms.

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

The components of our banking derivative financial instruments consisted of the following:

	Number of Transactions	Expiration Dates	Outstanding Notional	Estimated Fair Value
September 30, 2021
Derivative financial instruments designated as hedging instruments:
Assets:
Interest Rate Products	1	2029	$20,378	$1,142
Liabilities:
Interest Rate Products	12	2022-2029	$181,390	$8,898

Derivative financial instruments not designated as hedging instruments:
Assets:
Interest Rate Products	38	2024-2036	$207,937	$8,471
Liabilities:
Interest Rate Products	38	2024-2036	$207,937	$8,810

December 31, 2020
Derivative financial instruments designated as hedging instruments:
Assets:
Interest Rate Products	2	2026-2029	$38,978	$830
Liabilities:
Interest Rate Products	12	2022-2028	$185,637	$15,792

Derivative financial instruments not designated as hedging instruments:
Assets:
Interest Rate Products	28	2024-2031	$171,609	$11,348
Liabilities:
Interest Rate Products	28	2024-2031	$171,609	$12,117

We recorded gains and losses on banking derivatives assets as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

Recorded (loss) gain on banking derivative assets	$(186)	$(221)	$(420)	$8,608

Recorded gain (loss) on banking derivative liabilities	$337	$123	$926	$(9,432)

For the three months ended September 30, 2021 and 2020, our banking derivative financial instruments not designated as hedging instruments generated fee income of $246 and $1,406, respectively. For the nine months ended September 30, 2021 and 2020, our banking derivative financial instruments not designated as hedging instruments generated fee income of $1,080 and $2,967, respectively.

Credit-risk-related Contingent Features:
We have agreements with each of our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations.

We also have agreements with our derivative counterparties that contain a provision where if we fail to maintain our status as a well-capitalized institution, then our derivative counterparties have the right but not the obligation to terminate existing swaps. As of September 30, 2021 and December 31, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $18,435 and $28,622, respectively. As of September 30, 2021 and December 31, 2020, we have minimum collateral posting thresholds with our derivative counterparties and have posted collateral of $22,342 and $31,400, respectively. If we had breached any of these provisions at September 30, 2021, we could have been required to settle our obligations under the agreements at their termination value of $18,435.

Mortgage Banking Derivative Financial Instruments:

The components of our mortgage banking derivative financial instruments consisted of the following:

	Expiration Dates	Outstanding Notional	Estimated Fair Value
September 30, 2021
Derivative financial instruments
Assets:
Forward MBS trades	2021	$257,900	$987
Interest rate lock commitments (IRLC)	2021	$188,714	$1,420
Liabilities:
Forward MBS trades	2021	$150,900	$2,258

December 31, 2020
Derivative financial instruments
Assets:
Forward MBS trades	2021	$189,900	$468
Interest rate lock commitments (IRLC)	2021	$462,394	$5,686
Liabilities:
Forward MBS trades	2021	$433,400	$2,883

We recorded gains and losses on mortgage banking derivatives assets as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

Recorded gain (loss) on mortgage banking derivative assets	$9,175	$(19,987)	$(302)	$7,638

Recorded (loss) gain on mortgage banking derivative liabilities	$(10,241)	$1,925	$(7,714)	$(989)

NOTE 6. Deposits

The composition of our deposits is as follows:

	As of
	September 30, 2021	December 31, 2020

Noninterest-bearing demand deposit accounts	$1,578,306	$1,054,458
Interest-bearing deposit accounts:
Interest-bearing demand accounts	201,510	164,870
Savings accounts and money market accounts	2,711,417	2,472,965
NOW accounts	37,888	95,297
Certificate of deposit accounts:
Less than $100	151,696	164,491
$100 through $250	104,864	113,006
Greater than $250	72,304	88,462
Total interest-bearing deposit accounts	3,279,679	3,099,091
Total deposits	$4,857,985	$4,153,549

The following table summarizes the interest expense incurred on our deposits:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

Interest-bearing deposit accounts:
Interest-bearing demand accounts	$89	$97	$300	$331
Savings accounts and money market accounts	1,155	1,635	3,668	5,901
NOW accounts	50	183	336	471
Certificate of deposit accounts	684	1,433	2,427	6,178
Total interest-bearing deposit accounts	$1,978	$3,348	$6,731	$12,881

The remaining maturity on certificate of deposit accounts as of September 30, 2021 is as follows:

Remainder of 2021	$59,117
2022	184,563
2023	47,911
2024	14,637
2025	11,001
2026	7,474
Thereafter	4,161
Total certificate of deposit accounts	$328,864

NOTE 7. Securities Sold Under Agreements to Repurchase

Information concerning securities sold under agreements to repurchase is as follows for the periods ended:

	September 30, 2021	December 31, 2020

Amount outstanding at period-end	$117,001	$115,372
Average daily balance during the period	$131,444	$118,706
Average interest rate during the period	0.05%	0.15%
Maximum month-end balance during the period	$160,865	$149,844
Weighted average interest rate at period-end	0.04%	0.05%

At September 30, 2021 and December 31, 2020, such agreements were secured by investment and mortgage-related securities with an approximate carrying amount of $134,701 and $121,116, respectively. Pledged securities are maintained by safekeeping agents at the direction of the Bank. Our agreements to repurchase generally mature daily, and are considered to be in an overnight and continuous position.

NOTE 8. Debt

FHLB advances:

The following is a breakdown of our FHLB advances and other borrowings outstanding as of:

	September 30, 2021			December 31, 2020
	Amount	Rate	Weighted Average Rate	Amount	Rate	Weighted Average Rate
Variable rate line-of-credit advance	$—	N/A	N/A	$20,000	0.35%	N/A
Fixed rate term advances	$40,000	0.91% - 2.59%	1.49%	$50,411	0.91% - 4.13%	1.78%
	$40,000			$70,411

The advances were collateralized by $842,678 and $943,376 of loans pledged to the FHLB as collateral as of September 30, 2021 and December 31, 2020, respectively.

Future maturities of our FHLB borrowings is as follows:

2022	$10,000
2025	20,000
Thereafter	10,000
Total	$40,000

As of September 30, 2021 and December 31, 2020, the Bank had total borrowing capacity with the FHLB that is based on qualified collateral lending values of $675,641 and $702,540, respectively. Our additional borrowing availability with the FHLB at September 30, 2021 was $556,547. These borrowings can be in the form of additional term advances or a line-of-credit.

FRB advances:
We also had a $9,366 line-of-credit with the FRB. The agreement bears interest at the Fed Funds target rate plus 0.50% and is secured by municipal, agency, mortgage-related and corporate securities. The entire line was available at September 30, 2021.

Other borrowings:
We have lines-of-credit with certain other financial institutions totaling $95,000 as of September 30, 2021. No amounts were drawn on these lines-of-credit in 2021.

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

The convertible notes were originally recorded with a discount of $4,682. As of and for the periods ended September 30, 2021 and December 31, 2020, the debt discount on the convertible notes totaled $1,418 and $1,977, respectively. The related accretion for the three months ended September 30, 2021 and 2020 was $186 and $188, respectively. The related accretion for the nine months ended September 30, 2021 and 2020 was $559 and $564, respectively.

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

We incurred and capitalized $933 of costs related to the issuance of the subordinated notes. As of and for the three and nine months ended September 30, 2021, the amortization associated with the debt issuance costs totaled $23 and $70.

Trust preferred securities:
We have issued $9,279 in trust preferred securities through a special-purpose trust, New Mexico Banquest Capital Trust I (“NMBCT I”). In addition, we have issued $4,640 in trust preferred securities through a special purpose trust, New Mexico Banquest Capital Trust II (“NMBCT II”, and together with NMBCT I, collectively referred to as “NMBCT Trusts”). Interest is payable quarterly at a rate of three-month LIBOR plus 3.35% (3.50% and 3.66% as of September 30, 2021 and 2020, respectively) for the trust preferred securities issued through NMBCT I and at a rate of three-month LIBOR plus 2.00% (2.15% and 2.36% as of September 30, 2021 and 2020, respectively) for the trust preferred securities issued through NMBCT II.

This subordinated debt of $13,919 was originally recorded at a discount of $4,293. As of and for the three months ended September 30, 2021 and 2020, accretion associated with the fair value discount totaled $63, respectively. As of and for the nine months ended September 30, 2021 and 2020, accretion associated with the fair value discount totaled $192, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

Net income applicable to common stockholders	$8,728	$14,754	$34,347	$36,325
Weighted Average Shares
Weighted average common shares outstanding	18,321,659	18,320,606	18,321,659	18,327,164
Effect of dilutive securities
Stock-based awards	449,022	—	440,838	—
Weighted average diluted common shares	18,770,681	18,320,606	18,762,497	18,327,164

Earnings per common share
Basic earnings per common share	$0.48	$0.81	$1.87	$1.98
Effect of dilutive securities
Stock-based awards	(0.02)	—	(0.04)	—
Diluted earnings per common share	$0.46	$0.81	$1.83	$1.98

Convertible notes payable for 323,984 shares of common stock were not considered in computing diluted earnings per share for three and nine months ended September 30, 2021 and 2020 because they were antidilutive. Stock-based awards of 98,659 and 161,806 shares were antidilutive for the three and nine months ended September 30, 2020, respectively.

NOTE 10. Stockholders’ Equity

Equity Incentive Plan:
We have established the FirstSun Capital Bancorp 2017 Equity Incentive Plan (the Plan). The Plan provides for the grant of stock options, stock appreciation rights, restricted stock and other stock awards to its employees, directors and consultants for up to 1,977,292 shares of FirstSun common stock in the aggregate.

A summary of stock option activity under the Plan as of September 30, 2021, and changes during the period then ended is presented below:

	Shares	Weighted-Average Exercise Price, per Share	Weighted-Average Remaining Contractual Term (years)
For the nine months ended September 30, 2021
Outstanding, beginning of period	1,428,940	$19.97
Exercised	—	—
Granted	26,336	32.54
Forfeited	(42,376)	20.33
Outstanding, end of period	1,412,900	$20.19	6.46
Options vested or expected to vest	1,412,900	$20.19
Options exercisable, end of period	1,166,887	$19.89	6.13

For the three months ended September 30, 2021 and 2020, we recorded total compensation cost of $348 and $526, respectively related to the Plan. For the nine months ended September 30, 2021 and 2020, we recorded total compensation cost of $1,501 and $1,752, respectively, related to the Plan.

At September 30, 2021, there was $1,390 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The unrecognized compensation cost at September 30, 2021 is expected to be recognized over the following 3.67 years. At September 30, 2021 and December 31, 2020, the intrinsic value of the stock options was $15,343 and $10,660, respectively.

NOTE 11. Income Taxes

The provision for income taxes in interim periods requires us to make a best estimate of the effective tax rate expected to be applicable for the full year, adjusted for any discrete items for the applicable period. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes.

The following table presents our provision for income tax and effective tax provision rate:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

Provision for income taxes	$1,851	$3,130	$7,159	$7,707
Effective tax provision rate	17.5%	17.5%	17.2%	17.5%

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

The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. As of September 30, 2021, both the Parent Company and the Bank met all capital adequacy requirements to which they were subject.

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of September 30, 2021 and December 31, 2020, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Actual and required capital amounts at year end for the Parent Company are as follows:

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2021
Total risk-based capital to risk-weighted assets:	$552,124	12.55%	$351,871	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$453,740	10.32%	$263,904	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$453,740	10.32%	$197,928	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$453,740	8.19%	$221,526	4.00%	N/A	N/A

As of December 31, 2020
Total risk-based capital to risk-weighted assets:	$513,949	12.19%	$337,327	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$416,029	9.87%	$252,995	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$416,029	9.87%	$189,746	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$416,029	8.53%	$195,074	4.00%	N/A	N/A

Actual and required capital amounts at year end for the Bank are as follows:

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2021
Total risk-based capital to risk-weighted assets:	$559,556	12.76%	$350,802	8.00%	$438,502	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$511,100	11.66%	$263,101	6.00%	$350,802	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$511,100	11.66%	$197,326	4.50%	$285,026	6.50%
Tier 1 leverage capital to average assets:	$511,100	9.23%	$221,444	4.00%	$276,805	5.00%

As of December 31, 2020
Total risk-based capital to risk-weighted assets:	$517,077	12.30%	$336,276	8.00%	$420,345	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$468,823	11.15%	$252,207	6.00%	$336,276	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$468,823	11.15%	$189,155	4.50%	$273,224	6.50%
Tier 1 leverage capital to average assets:	$468,823	9.62%	$195,008	4.00%	$243,760	5.00%

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

The following table sets forth our assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total Estimated Fair Value
As of September 30, 2021
Available-for-sale securities	$20,695	$510,700	$—	$531,395
Loans held-for-sale	—	122,217	—	122,217
Mortgage servicing rights	—	—	43,971	43,971
Derivative financial instruments - assets	—	12,020	—	12,020
Derivative financial instruments - liabilities	—	(19,966)	—	(19,966)
Total	$20,695	$624,971	$43,971	$689,637

As of December 31, 2020
Available-for-sale securities	$—	$468,586	$—	$468,586
Loans held-for-sale	—	193,963	—	193,963
Mortgage servicing rights	—	—	29,144	29,144
Derivative financial instruments - assets	—	18,332	—	18,332
Derivative financial instruments - liabilities	—	(30,792)	—	(30,792)
Total	$—	$650,089	$29,144	$679,233

No assets or liabilities were valued on a recurring basis at Level 1 as of December 31, 2020, nor were there any transfers between Level 2 and Level 3 during the nine months ended September 30, 2021 and the year ended December 31, 2020.

For further details on our level 3 inputs related to MSRs, see Note 4. Mortgage Servicing Rights.

The following table presents a reconciliation for our Level 3 assets measured at fair value on a recurring basis:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

Balance, beginning of period	$40,844	$23,800	$29,144	$29,003
Total losses included in earnings	(2,176)	(4,609)	(3,706)	(19,077)
Purchases, issuances, sales and settlements:
Issuances	5,303	6,614	18,533	15,879
Balance, end of period	$43,971	$25,805	$43,971	$25,805

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

	Level 3
	September 30, 2021	December 31, 2020
Impaired loans:
Commercial	$6,304	$3,469
Commercial real estate	2,509	84
Residential real estate	1,675	601
Total impaired loans	$10,488	$4,154

Other real estate owned and foreclosed assets, net:
Commercial real estate	$5,747	$3,354

The fair value of the financial assets in the table above utilize the market approach valuation technique, with discount adjustments for differences between comparable sales.

Fair value of financial instruments not carried at fair value:

The carrying amounts and estimated fair values of financial instruments not carried at fair value are as follows:

		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
As of September 30, 2021
Assets:
Cash and cash equivalents	$949,541	$949,541	$949,541	$—	$—
Securities held-to-maturity	19,811	20,693	—	20,693	—
Loans (excluding impaired loans)	3,781,213	3,722,746	—	—	3,722,746
Restricted equity securities	16,927	16,927	—	16,927	—
Accrued interest receivable	16,649	16,649	—	1,129	15,520

Liabilities:
Deposits (excluding demand deposits)	$3,078,169	$3,203,052	$—	$3,203,052	$—
Securities sold under agreements to repurchase	117,001	117,001	—	117,001	—
FHLB advances	40,000	41,821	—	41,821	—
Convertible notes payable, net	19,256	21,201	—	21,201	—
Subordinated debt, net	49,928	52,099	—	52,099	—
Accrued interest payable	2,768	2,768	—	2,768	—

As of December 31, 2020
Assets:
Cash and cash equivalents	$201,978	$201,978	$201,978	$—	$—
Securities held-to-maturity	32,188	33,328	—	33,328	—
Loans (excluding impaired loans)	3,820,483	3,780,649	—	—	3,780,649
Restricted equity securities	23,175	23,175	—	23,175	—
Accrued interest receivable	15,416	15,416	—	986	14,430

Liabilities:
Deposits (excluding demand deposits)	$2,934,221	$2,947,287	$—	$2,947,287	$—
Securities sold under agreements to repurchase	115,372	115,372	—	115,372	—
FHLB advances	70,411	72,770	—	72,770	—
Convertible notes payable, net	18,696	20,804	—	20,804	—
Subordinated debt, net	49,666	49,750	—	49,750	—
Accrued interest payable	2,592	2,592	—	2,592	—

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

Significant segment totals are reconciled to the financial statements as follows for the three months ended September 30,:

	Banking	Mortgage Operations	Corporate	Total Segments
2021
Summary of Operations
Net interest income (expense)	$39,297	$1,810	$(1,142)	$39,965

Provision for (benefit from) loan losses	3,543	(43)	—	3,500

Noninterest income:
Service charges on deposit accounts	3,471	—	—	3,471
Credit and debit card fees	2,472	—	—	2,472
Trust and investment advisory fees	1,974	—	—	1,974
(Loss) income from mortgage banking services, net	(406)	20,557	—	20,151
Other noninterest income	616	—	—	616
Total noninterest income	8,127	20,557	—	28,684

Noninterest expense:
Salary and employee benefits	22,604	13,166	291	36,061
Occupancy and equipment	5,854	787	2	6,643
Other noninterest expenses	8,361	2,915	590	11,866
Total noninterest expense	36,819	16,868	883	54,570

Income (loss) before income taxes	$7,062	$5,542	$(2,025)	$10,579

Other Information
Depreciation expense	$1,516	$21	$—	$1,537
Identifiable assets	$5,070,287	$578,475	$34,323	$5,683,085

	Banking	Mortgage Operations	Corporate	Total Segments
2020
Summary of Operations
Net interest income (expense)	$33,452	$1,991	$(1,105)	$34,338

Provision for (benefit from) loan losses	4,940	(140)	—	4,800

Noninterest income:
Service charges on deposit accounts	2,428	—	—	2,428
Credit and debit card fees	2,107	—	—	2,107
Trust and investment advisory fees	1,282	—	—	1,282
(Loss) income from mortgage banking services, net	(400)	35,935	—	35,535
Other noninterest income	1,388	(21)	—	1,367
Total noninterest income	6,805	35,914	—	42,719

Noninterest expense:
Salary and employee benefits	22,910	14,734	305	37,949
Occupancy	5,662	700	3	6,365
Other noninterest expenses	6,481	3,410	168	10,059
Total noninterest expense	35,053	18,844	476	54,373

Income (loss) before income taxes	$264	$19,201	$(1,581)	$17,884

Other Information
Depreciation expense	$1,463	$(7)	$—	$1,456
Identifiable assets	$4,272,570	$581,128	$35,059	$4,888,757

Significant segment totals are reconciled to the financial statements as follows for the nine months ended September 30,:

	Banking	Mortgage Operations	Corporate	Total Segments
2021
Summary of Operations
Net interest income (expense)	$112,517	$5,674	$(3,409)	$114,782

Provision for (benefit from) loan losses	2,124	(374)	—	1,750

Noninterest income:
Service charges on deposit accounts	8,659	—	—	8,659
Credit and debit card fees	7,140	—	—	7,140
Trust and investment advisory fees	5,871	—	—	5,871
(Loss) income from mortgage banking services, net	(1,516)	69,660	—	68,144
Other noninterest income	5,041	(7)	—	5,034
Total noninterest income	25,195	69,653	—	94,848

Noninterest expense:
Salary and employee benefits	70,111	42,238	780	113,129
Occupancy and equipment	17,535	2,329	3	19,867
Other noninterest expenses	22,072	9,237	2,069	33,378
Total noninterest expense	109,718	53,804	2,852	166,374

Income (loss) before income taxes	$25,870	$21,897	$(6,261)	$41,506

Other Information
Depreciation expense	$4,428	$288	$—	$4,716
Identifiable assets	$5,070,287	$578,475	$34,323	$5,683,085

	Banking	Mortgage Operations	Corporate	Total Segments
2020
Summary of Operations
Net interest income (expense)	$95,789	$5,750	$(2,383)	$99,156

Provision for (benefit from) loan losses	15,216	(116)	—	15,100

Noninterest income:
Service charges on deposit accounts	7,042	—	—	7,042
Credit and debit card fees	5,865	—	—	5,865
Trust and investment advisory fees	3,222	—	—	3,222
(Loss) income from mortgage banking services, net	(1,755)	91,741	—	89,986
Other noninterest income	3,020	(21)	—	2,999
Total noninterest income	17,394	91,720	—	109,114

Noninterest expense:
Salary and employee benefits	63,755	37,439	804	101,998
Occupancy	16,840	2,407	4	19,251
Other noninterest expenses	18,494	8,853	542	27,889
Total noninterest expense	99,089	48,699	1,350	149,138

(Loss) income before income taxes	$(1,122)	$48,887	$(3,733)	$44,032

Other Information
Depreciation expense	$4,061	$292	$—	$4,353
Identifiable assets	$4,272,570	$581,128	$35,059	$4,888,757

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

Operating leases:
We lease certain facilities and equipment under non-cancelable operating leases. Operating lease amounts exclude renewal option periods, property taxes, insurance, and maintenance expenses on leased properties. Our facility leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance, and general property maintenance that would be recorded in rent expense. Rent expense was $1,641 and $1,396 for the three months ended September 30, 2021 and 2020, respectively, and $4,955 and $4,926 for the nine months ended September 30, 2021 and 2020, respectively. Future minimum payments under all existing operating lease commitments are as follows:

Remainder 2021	$6,721
2022	6,827
2023	6,529
2024	6,073
2025	3,831
2026	2,376
Thereafter	5,003
Total operating leases	$37,360

Undistributed portion of committed loans and unused lines of credit:
Loan commitments are agreements to lend to a customer as long as there is no customer violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee. As of September 30, 2021 and December 31, 2020, commitments included the funding of fixed-rate loans totaling $116,455 and $95,448 and variable-rate loans totaling $657,403 and $602,142, respectively. The fixed-rate loan commitments have interest rates ranging from 0.90% to 18.00% at September 30, 2021 and 0.90% to 18.00% at December 31, 2020, and maturities ranging from 1 month to 24 years at September 30, 2021 and from 1 month to 10 years at December 31, 2020.

Standby letters of credit:
Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since many of the loan commitments and letters of credit expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, owner-occupied real estate, and/or income-producing commercial properties. As of September 30, 2021 and December 31, 2020, our standby letters of credit commitment totaled $7,807 and $16,664, respectively.

MPF Master Commitments:
The Bank has executed MPF Master Commitments (Commitments) with the FHLB to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB’s first loss account for mortgages delivered under the Commitments. The Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to manage the credit risk of the MPF Program mortgage loans. The term of these Commitments is through December 31, 2021. As of September 30, 2021 and December 31, 2020, the Bank considered the amount of any of its liability for the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments to be immaterial, and had not recorded a liability and offsetting receivable. As of September 30, 2021 and December 31, 2020 the maximum potential amount of future payments that the Bank would have been required to make under the Commitments was $13,094 and $13,029 respectively. Under the Commitments, the Bank agrees to service the loans and therefore, is responsible for any necessary foreclosure proceedings. Any future recoveries on any losses would not be paid by the FHLB under the Commitments. The Bank has not experienced any material losses under these guarantees.

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

From time to time, we are a defendant in various claims, legal actions, and complaints arising in the ordinary course of business. We periodically review all outstanding pending or threatened legal proceedings and determine if such matters will have an adverse effect on our business, financial condition, results of operations or cash flows.

Trust Administration Litigation:
On May 18, 2021, the two remainder beneficiaries of the Dorothy S. Harroun Irrevocable Trust (“Trust”), Dennis Harroun and Douglas Harroun (the “Remainder Beneficiaries”), filed a claim in the Santa Fe County, New Mexico District Court, against the Bank as trustee of the Trust, in the form of a counterclaim related to a petition for guidance and approval of trust distributions filed by the Bank on March 24, 2021 in the same court (the “Guidance Case”). The Remainder Beneficiaries’ claim alleges that the Bank breached its fiduciary duty and impartiality with respect to 2020 distributions made to the Trust’s current beneficiary, Dorothy Harroun (“Dorothy”). The Remainder Beneficiaries seek restitution and surcharge against the Bank for the full amount of the 2020 distributions, which were approximately $19.7 million, plus a reasonable rate of return thereon, as well as legal fees, costs, and expenses and the removal of the Bank as trustee of the Trust. The Bank believes that the Remainder Beneficiaries’ claims are without merit and it intends to vigorously defend against all claims asserted.

On June 14, 2021, the Bank was removed as Trustee of the Dorothy S. Harroun Revocable Trust (“Revocable Trust”). The Revocable Trust held proceeds of the 2020 distributions, and, after payment of federal and state taxes related to the 2020 distributions, the Revocable Trust still had approximately $11.8 million of the 2020 distributions intact (“Funds”). On June 16, 2021, the Bank filed an interpleader action in the Santa Fe County, New Mexico District Court (“Interpleader Case”). The Interpleader Case petition requested that the Funds be paid into the registry of the Court pending final judgment in the Guidance Case. On September 30, 2021, the Court in the Interpleader Case ordered that the Funds be transferred to the Revocable Trust successor trustee, First American Bank, and that no party may make demand for distributions thereof without further Order of the Court. The Funds have been transferred to First American Bank. Dorothy and the Remainder Beneficiaries have each filed answers and counterclaims in the Interpleader Case contesting the relief sought by the Bank, and alleging that the Bank breached its fiduciary duty and impartiality as between the beneficiaries. The Bank believes that the counterclaims in the Interpleader Action are without merit and it intends to vigorously defend against all claims asserted.

Overdraft Fee Litigation:
On September 10, 2021, Karen McCollam filed a putative class action amended complaint against the Bank in the United States District Court for the District of Colorado. The amended complaint alleges that the Bank improperly charged overdraft fees where a transaction was initially authorized on sufficient funds but later settled negative due to intervening transactions. The complaint asserts a claim for breach of contract, which incorporates the implied duty of good faith and fair dealing, and a claim for violations of the Colorado Consumer Protection Act. Plaintiff seeks to represent a proposed class of all the Bank’s checking account customers who were allegedly charged overdraft fees on transactions that did not overdraw their checking account. Plaintiff seeks unspecified restitution, actual and statutory damages, costs, attorneys’ fees, pre-judgment interest, and other relief as the Court deems proper for herself and the putative class. On September 24, 2021, the Bank filed a motion to dismiss the amended complaint. The motion to dismiss has been fully pled, and is before the Court for decision. The Bank believes that the lawsuit is without merit and it intends to vigorously defend against all claims asserted.

On September 13, 2021, Samantha Besser filed an amended putative class action complaint against the Bank in the United States District Court for the District of Colorado. The amended complaint alleges that the Bank improperly charged multiple insufficient funds or overdraft fees when a merchant resubmits a rejected payment request. The complaint asserts claims for breach of contract, which incorporates the implied duty of good faith and fair dealing. Plaintiff seeks to represent a proposed class of all the Bank’s checking account customers who were charged multiple insufficient funds or overdraft fees on resubmitted payment requests. Plaintiff seeks unspecified restitution, actual and statutory damages, costs, attorneys’ fees, pre-judgment interest, and other relief as the Court deems proper for herself and the purported class. On September 27, 2021, the

Bank filed a motion to dismiss the amended complaint. The motion to dismiss has been fully pled, and is before the Court for decision. The Bank believes that the lawsuit is without merit and it intends to vigorously defend against all claims asserted.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS OF FIRSTSUN

In this section, unless the context suggests otherwise, references to “we,” “us,” and “our” mean the combined business of FirstSun and its wholly-owned subsidiaries, Logia Portfolio Management, LLC and Sunflower Bank.

The following discussion and analysis of FirstSun’s consolidated financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and accompanying footnotes included in Item 1 of this Form 10-Q as well as our audited consolidated financial statements and footnotes for the year ended December 31, 2020 included in our proxy statement/prospectus dated August 10, 2021 (the “Prospectus”) that we filed with the SEC on August 12, 2021, pursuant to Securities Act Rule 424(b)(3) in connection with our proposed merger with Pioneer Bancshares, Inc. and discussed below. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate trends in operations or results of operations for any future periods.

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

We offer a full range of relationship-focused services to meet our clients’ personal, business and wealth management financial objectives, with a branch network in Kansas, Colorado, New Mexico, Texas and Arizona and mortgage capabilities in 43 states. Our product line includes commercial loans, commercial real estate loans, residential mortgage and other consumer loans, and a variety of commercial and consumer deposit products, including noninterest bearing accounts, interest-bearing demand products, savings accounts, money market accounts and certificates of deposit. We also offer wealth management and trust products including personal trust and agency accounts, employee benefit and retirement related trust and agency accounts, investment management and advisory agency accounts, and foundation and endowment trust and agency accounts. We also offer online banking and bill payment services, online cash management, safe deposit box rentals, debit card and ATM card services and the availability of a network of ATMs for our customers.

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

Proposed Merger with Pioneer Bancshares, Inc.
On May 11, 2021, we entered into an Agreement and Plan of Merger (the “merger agreement”) with Pioneer Bancshares, Inc. (“Pioneer”). Under the merger agreement, a wholly-owned subsidiary of FirstSun will merge with and into Pioneer, with Pioneer remaining as the surviving entity and becoming a wholly-owned subsidiary of FirstSun (the “merger”). This surviving entity, as soon as reasonably practicable following the merger and as part of a single integrated transaction, will merge with and into FirstSun (the “second step merger,” and together with the merger, the “mergers”). Immediately following the completion of the second step merger or at such later time as the parties may mutually agree, Pioneer’s wholly-owned subsidiary, Pioneer Bank, SSB, a Texas state savings bank, will merge with and into FirstSun’s wholly-owned subsidiary, Sunflower Bank, National Association, a national banking association, with Sunflower Bank as the surviving bank. If the merger is completed, each outstanding share of Pioneer common stock will be converted into the right to receive 1.0443 shares of FirstSun common stock, plus cash in lieu of fractional shares. The combined entity is expected to have total assets that exceed $7 billion. Pioneer shareholders voted to approve the merger at a special meeting of shareholders held on September 16, 2021. The completion of the merger is subject to, among other things, receipt of all necessary regulatory approvals. We currently expect the merger to close during the fourth quarter of 2021.

Segments

Banking

Three Months Ended September 30, 2021 and 2020

For the third quarter of 2021, income before taxes from our Banking segment increased to $7.1 million, compared to income of $0.3 million for the third quarter of 2020. This increase was primarily driven by increases in our net interest income of $5.8 million to $39.3 million during the third quarter of 2021, compared to $33.5 million during the third quarter of 2020. The increase in net interest income was primarily due to growth in interest income on loans held-for-investment due to an improving loan mix, fees from loan prepayments, and overall growth in average loan balances. Segment income also increased as a result of a $1.4 million decrease in our provision for loan losses, decreasing from a $4.9 million provision in the third quarter of 2020 to a $3.5 million provision in the third quarter of 2021. The decrease in provision expense recorded in the third quarter of 2021 was primarily due to improving economic conditions, partially offset by an increase in commercial loans during the period. This increase in commercial loans was partially offset by a reduction of PPP loans for which no allowance was required. Noninterest income increased to $8.1 million in the third quarter of 2021, compared to $6.8 million in the third quarter of 2020 primarily resulting from increases in service charges on deposit accounts and trust and investment advisory fees. Noninterest expense increased by $1.8 million to $36.8 million for the third quarter of 2021 primarily due to our continued growth.

Nine Months Ended September 30, 2021 and 2020

Identifiable assets for our Banking segment grew by $0.8 billion to $5.1 billion at September 30, 2021 from $4.3 billion for the same period in 2020. The growth in identifiable assets was primarily driven by growth in cash and cash equivalents and our loan portfolio. Income (loss) before taxes increased $27.0 million to $25.9 million for the nine months ended September 30, 2021, from a loss of $1.1 million for the nine months ended September 30, 2020. The period over period increase was driven by a $13.1 million decrease in our provision for loan losses, decreasing from a $15.2 million provision in the nine months ended September 30, 2020 to a $2.1 million provision in the nine months ended September 30, 2021. This reduction in the provision was due to favorable changes to certain environmental factors as a result of improved economic conditions and the performance of our portfolio. Noninterest income increased $7.8 million to $25.2 million in the nine months ended September 30, 2021, compared to $17.4 million in the same period in 2020, primarily resulting from increases in trust and investment advisory fee income, treasury management service fees, and customer accommodation interest rate swap fees and changes in fair value. Noninterest expense increased $10.6 million to $109.7 million for the nine months ended September 30, 2021 compared to $99.1 million for the nine months ended September 30, 2020. The increase in noninterest expense was primarily due to our continued growth, including increased salary and employee benefits associated with headcount increases from an expanding sales force, as well as our expanded operations in certain markets, including Arizona and Texas.
Mortgage Operations

Three Months Ended September 30, 2021 and 2020

For the third quarter of 2021, income before taxes from our Mortgage Operations segment decreased to $5.5 million, compared to $19.2 million for the third quarter of 2020. This decrease was primarily due to a $15.6 million decline in net gain on sales and fees from loan originations, including changes in the fair value of the held-for-sale portfolio, net of hedging activity, as total loan originations during the third quarter of 2021 declined by $177.8 million, or 25.0%, to $532.7 million compared to the same period in 2020. Noninterest income from mortgage banking services decreased $15.4 million to $20.6 million during the third quarter of 2021, compared to $35.9 million during the third quarter of 2020. Further discussion on the components of income from mortgage banking services is included under the subheading “Noninterest Income.” Noninterest expense for the third quarter of 2021 was $16.9 million, compared to $18.8 million for the same period in 2020. While variable compensation related to loan originations declined, overall salaries and employee benefits expenses remained relatively flat period over period as a result of an increase in headcount. We are investing in our workforce to grow the level of loan activities for home purchase transactions as the level of overall loan refinancing transactions has declined period over period.

Nine Months Ended September 30, 2021 and 2020

Income before income taxes from our Mortgage Operations segment decreased to $21.9 million for the nine months ended September 30, 2021, compared to $48.9 million for the nine months ended September 30, 2020, due to a combination of factors including a $9.3 million decline in revenue related to mortgage servicing rights (“MSR”) capitalization and changes in fair value, net of hedging activity, and a $5.1 million increase in noninterest expense. The revenue decline related to our MSRs was primarily the result of changes in market interest rates and our corresponding hedging positions. Additionally, while total loan originations remained steady at $1.8 billion for both the nine months ended September 30, 2021 and 2020, overall gain on sale margins declined by $14.7 million to $51.7 million for the nine months ended September 30, 2021 from $66.4 million.

Noninterest expense for the nine months ended September 30, 2021 was $53.8 million, compared to $48.7 million for the nine months ended September 30, 2020. The $5.1 million increase was primarily due to the increased salary and employee benefits expense associated with higher headcount as we continue to invest in our workforce.

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

The impact of the COVID-19 pandemic and its variants is fluid and continues to evolve, adversely affecting many of our customers. The unprecedented and rapid spread of COVID-19 and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, and consumer spending has disrupted economic activity and employment, resulting in volatility in financial markets. Market interest rates, after falling to historically low levels due to the COVID-19 pandemic through the second quarter of 2020, have generally stabilized, while intermediate and longer-term Treasury rates have begun to rise. The low interest rate environment (except with respect to our Mortgage Operations) and the other effects of the COVID-19 pandemic have had, and are expected to continue to have, possibly materially, an adverse effect on our business, financial condition and results of operations. For instance, the pandemic has had negative effects on our interest income, allowance for loan losses, and certain transaction-based line items of noninterest income. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including the effect of governmental and private sector initiatives, the effect of the continued rollout of vaccinations for the virus, whether such vaccinations will be effective against any resurgence of the virus, including any new strains, and the ability for customers and businesses to return to, and remain in their pre-pandemic routine.

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

We had actively modified loans under the CARES Act as of:

	September 30, 2021		December 31, 2020
(in thousands, except loan count)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment

Commercial	—	$—	23	$17,714
Commercial real estate	—	$—	7	$12,413
Residential real estate	9	$2,517	49	$21,584
Consumer	—	$—	6	$77
Total	9	$2,517	85	$51,788

A provision in the CARES Act created the Paycheck Protection Program, or “PPP,” a program administered by the Small Business Administration, or “SBA,” to provide loans to small business during the COVID-19 pandemic. As of September 30, 2021 and December 31, 2020, we had $116.5 million and $256.3 million of PPP loans outstanding and deferred processing fees outstanding of $3.2 million and $5.2 million, respectively. PPP loans are classified as Commercial loans in our consolidated financial statements. The PPP program ended on May 31, 2021, and we do not expect to fund additional PPP loans. We expect funds to be received from the SBA for the forgiven loans into 2023.

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

Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. We have identified the determination of the allowance for loan losses and fair value measurements to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, we consider these policies to be critical accounting estimates and discuss them directly with the Audit Committee of our board of directors. During the three months ended September 30, 2021, there have been no significant changes to our critical accounting estimates compared with those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” and the notes to the audited consolidated financial statements appearing in the Prospectus filed with the SEC pursuant to Securities Act Rule 424(b)(3) on August 12, 2021.

Our significant accounting policies are presented in “Note 1 - Summary of Significant Accounting Policies” in our audited consolidated financial statements and footnotes for the year ended December 31, 2020 included in the Prospectus filed with the SEC pursuant to Securities Act Rule 424(b)(3) on August 12, 2021. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Recent accounting pronouncements and standards that have impacted or could potentially affect us are also discussed in “Note 1” of our audited consolidated financial statements.

Results of Operations

General

Our results of operations depend significantly on net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of interest income on loans and investment securities and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. Our results of operations are also dependent on our generation of noninterest income, consisting primarily of income from mortgage banking services, service charges on deposit accounts, trust and investment advisory fees and credit and debit card fees. Other factors contributing to our results of operations include our provisions for loan losses, income taxes, and noninterest expenses, such as salaries and employee benefits, occupancy and equipment, amortization of intangible assets and other operating costs.

Net income for the third quarter of 2021 was $8.7 million, compared to $14.8 million for the third quarter of 2020. The $6.0 million decrease in net income for the third quarter of 2021, compared to the same period in 2020, was primarily due to a $15.4 million decrease in income from mortgage banking services partially offset by a $6.9 million increase in net interest income after provision for loan losses.

Net income for the nine months ended September 30, 2021 was $34.3 million, compared to $36.3 million for the nine months ended September 30, 2020. The $2.0 million decrease in net income for the nine months ended September 30, 2021, compared to the same period in 2020, was primarily due to a $29.0 million increase in net interest income after provision for loan losses, offset by a decrease in noninterest income of $14.3 million, due primarily to a decrease in income from mortgage banking services and an increase in noninterest expenses of $17.2 million.

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

Three Months Ended September 30, 2021 and 2020

Our net interest income was $40.0 million for the third quarter of 2021, an increase of $5.6 million, or 16.4%, from the same period in 2020. This increase was primarily attributable to a $3.9 million, or 10.9%, increase in interest and fee income on loans held-for-investment for the third quarter of 2021, compared to the third quarter of 2020, driven by an increase of $76.9 million in average loans held-for-investment in the third quarter of 2021, compared to the same period in 2020. Average yield for the third quarter of 2021 was 4.20% an increase of 31 basis points over the comparable period in 2020.

Average earning assets for the third quarter of 2021 were $5.3 billion, an increase of $0.8 billion, or 17.3%, compared to the third quarter of 2020. Total average loans, including loans held-for-sale, grew $0.1 billion to $3.9 billion in the third quarter of 2021, from $3.8 billion in the third quarter of 2020. The period over period growth in interest income on loans held-for-investment is primarily due to increases in market rates, as well as growth in average loan balances. Interest income from investment securities declined slightly, primarily due to a decrease in average balances as we did not re-invest all of the cash flows resulting from the portfolio amortization over the past year. The average balance of investment securities decreased $18.1 million in the third quarter of 2021, compared to the third quarter of 2020, while the yield on average investment securities declined seven basis points to 1.49% for the third quarter of 2021, compared to 1.56% for third quarter of 2020.

Average interest bearing liabilities increased $0.4 billion, or 11.1%, in the third quarter of 2021, compared to the third quarter of 2020. Average interest bearing deposits increased $0.4 billion, or 14.6%, in the third quarter of 2021, compared to the third quarter of 2020, and was the primary driver of the growth in average interest bearing liabilities. We also saw growth in noninterest bearing deposits of $0.4 billion in the third quarter of 2021, compared to the same period in 2020. In addition to growth in our overall commercial and consumer customer base, we saw deposit growth as a result of funds our customers received from federal stimulus programs related to the COVID-19 pandemic. The average rate for all interest bearing deposits declined by 23 basis points in the third quarter of 2021, compared to the same period in 2020.

Our net interest margin was 3.01% for the third quarter of 2021, compared to 3.03% for the third quarter of 2020, a decrease of 0.02%. While our total cost of funds declined by 24 basis points period over period, we also experienced a 22 basis point decline in yield on our earning assets over the same period during 2021. Our earning asset yield was also negatively impacted by the $0.7 billion increase in interest bearing cash balances, compared to the prior year period, from the heightened level of overall liquidity in the marketplace.

Nine Months Ended September 30, 2021 and 2020

Our net interest income was $114.8 million for the nine months ended September 30, 2021, an increase of $15.6 million, or 15.8%, from the nine months ended September 30, 2020. This increase was primarily attributable to growth of $327.5 million in average total loans held-for-investment balances during 2021, driving an increase in interest income on loans of $11.7 million despite the negative impact of declining market interest rates on loan yields. Interest and fee income on PPP loans contributed $4.4 million of the overall increase in interest income on loans for the period. Interest income on investment securities decreased by $2.6 million for the nine months ended of September 30, 2021, compared to the nine months ended September 30, 2020. Interest expense from interest bearing deposits declined by $6.2 million driven by a 32 basis point reduction in the average rate on our interest bearing deposits.

Average earning assets for the nine months ended September 30, 2021 were $5.1 billion, an increase of $0.8 billion, or 19.0%, compared to the nine months ended September 30, 2020. Total average loans, including loans held-for-sale, grew to $3.9 billion for the nine months ended September 30, 2021, an increase of $0.3 billion, compared to the nine months ended September 30, 2020. The growth in interest income on loans held-for-investment is due to growth in loan balances and a six basis point increase in the yield on loans in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. Interest income from investment securities declined period over period, due to a combination of a 45 basis point decrease in yield due to decreasing market interest rates, as well as a $59.8 million decrease in average balances, period over period.

Average interest bearing liabilities increased $0.4 billion, or 13.2%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. Average interest bearing deposits increased $0.4 billion, or 14.4%, in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020 and was the primary driver of the growth in average interest bearing liabilities. We also saw growth in noninterest bearing deposits of $0.4 billion for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. In addition to growth in our overall commercial and consumer customer base, we saw deposit growth in the nine months ended September 30, 2021 as a result of funds our customers received from federal stimulus programs related to the COVID-19 pandemic.

Our net interest margin was 3.00% for the nine months ended September 30, 2021, compared to 3.08% for the nine months ended September 30, 2020, a decrease of eight basis points. While our total cost of funds declined by 30 basis points period over period, we also experienced a 31 basis point decline in yield from earning assets over the same period during 2021. Our earning asset yield was also negatively impacted by the $0.5 billion increase in interest bearing cash balances, compared to the prior year period, from the heightened level of overall liquidity in the marketplace.

The following tables set forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods presented. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

Three Months Ended September 30, 2021 and 2020

	For the three months ended September 30, 2021			For the three months ended September 30, 2020
(In thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest Earning Assets
Loans held-for-sale	$122,007	$986	3.23%	$125,858	$934	2.98%
Loans held-for-investment[1]	3,779,517	39,710	4.20%	3,702,653	35,817	3.89%
Investment securities	522,870	1,954	1.49%	540,954	2,100	1.56%
Interest-bearing cash and other assets	895,288	611	0.27%	163,775	309	0.76%
Total earning assets	5,319,682	43,261	3.25%	4,533,240	39,160	3.47%
Other assets	287,323			274,432
Total assets	$5,607,005			$4,807,672

Interest-bearing liabilities
Demand and NOW deposits	$241,488	$139	0.23%	$227,118	$280	0.50%
Savings deposits	453,687	101	0.09%	377,444	176	0.19%
Money market deposits	2,264,682	1,054	0.19%	1,841,639	1,459	0.32%
Certificates of deposits	337,906	684	0.81%	431,012	1,433	1.34%
Total deposits	3,297,763	1,978	0.24%	2,877,213	3,348	0.47%
Repurchase agreements	120,009	13	0.04%	138,367	23	0.07%
Total deposits and repurchase agreements	3,417,772	1,991	0.23%	3,015,580	3,371	0.45%
FHLB borrowings	40,000	151	1.51%	93,571	326	1.40%
Other long-term borrowings	69,028	1,154	6.69%	65,195	1,125	6.94%
Total interest-bearing liabilities	3,526,800	3,296	0.37%	3,174,346	4,822	0.61%
Noninterest-bearing deposits	1,483,010			1,071,282
Other liabilities	74,286			86,687
Stockholders’ equity	522,909			475,357
Total liabilities and stockholders’ equity	$5,607,005			$4,807,672

Net interest income		$39,965			$34,338
Net interest spread		2.88%			2.86%
Net interest margin		3.01%			3.03%
Net interest margin (on an FTE basis)		3.10%			3.15%

1 Includes nonaccrual loans

Nine Months Ended September 30, 2021 and 2020

	For the nine months ended September 30, 2021			For the nine months ended September 30, 2020
(In thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest Earning Assets
Loans held-for-sale	$135,202	$3,257	3.21%	$114,919	$2,778	3.22%
Loans held-for-investment[2]	3,761,029	115,423	4.09%	3,433,533	103,699	4.03%
Investment securities	511,757	5,646	1.47%	571,605	8,238	1.92%
Interest-bearing cash and other assets	693,833	1,450	0.28%	166,663	1,095	0.88%
Total earning assets	5,101,821	125,776	3.29%	4,286,720	115,810	3.60%
Other assets	287,500			278,318
Total assets	$5,389,321			$4,565,038

Interest-bearing liabilities
Demand and NOW deposits	$271,955	$636	0.31%	$203,918	$802	0.52%
Savings deposits	454,371	363	0.11%	356,540	563	0.21%
Money market deposits	2,183,473	3,305	0.20%	1,763,061	5,338	0.40%
Certificates of deposits	350,217	2,427	0.92%	527,279	6,178	1.56%
Total deposits	3,260,016	6,731	0.28%	2,850,798	12,881	0.60%
Repurchase agreements	131,444	49	0.05%	110,411	139	0.17%
Total deposits and repurchase agreements	3,391,460	6,780	0.27%	2,961,209	13,020	0.59%
FHLB borrowings	43,379	758	2.33%	89,418	1,353	2.02%
Other long-term borrowings	68,787	3,456	6.70%	45,282	2,281	6.72%
Total interest-bearing liabilities	3,503,626	10,994	0.42%	3,095,909	16,654	0.72%
Noninterest-bearing deposits	1,295,984			930,438
Other liabilities	77,878			79,959
Stockholders’ equity	511,833			458,732
Total liabilities and stockholders’ equity	$5,389,321			$4,565,038

Net interest income		$114,782			$99,156
Net interest spread		2.87%			2.88%
Net interest margin		3.00%			3.08%
Net interest margin (on an FTE basis)		3.11%			3.21%

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

	For the three months ended September 30,
	2021 versus 2020 increase (decrease) due to change in:
(In thousands)	Rate	Volume	Total
Interest Earning Assets
Loans held-for-sale	$81	$(29)	$52
Loans held-for-investment	3,145	748	3,893
Investment securities	(75)	(71)	(146)
Interest-bearing cash	(1,085)	1,387	302
Total earning assets	2,066	2,035	4,101

Interest-bearing liabilities
Demand and NOW deposits	(159)	18	(141)
Savings deposits	(111)	36	(75)
Money market deposits	(741)	337	(404)
Certificates of deposits	(438)	(311)	(749)
Total deposits	(1,449)	80	(1,369)
Repurchase agreements	(7)	(3)	(10)
Total deposits and repurchase agreements	(1,456)	77	(1,379)
FHLB borrowings	13	(188)	(175)
Other long-term borrowings	(38)	67	29
Total interest-bearing liabilities	(1,481)	(44)	(1,525)

Net interest income	$3,547	$2,079	$5,626

	For the nine months ended September 30,
	2021 Versus 2020 Increase (Decrease) Due to:
(In thousands)	Rate	Volume	Total
Interest Earning Assets
Loans held-for-sale	$(174)	$654	$480
Loans held-for-investment	(1,465)	13,188	11,723
Investment securities	(1,441)	(1,149)	(2,590)
Interest-bearing cash	(4,263)	4,618	355
Total earning assets	(7,343)	17,311	9,968

Interest-bearing liabilities
Demand and NOW deposits	(523)	357	(166)
Savings deposits	(405)	206	(199)
Money market deposits	(3,731)	1,697	(2,034)
Certificates of deposits	(985)	(2,766)	(3,751)
Total deposits	(5,644)	(506)	(6,150)
Repurchase agreements	(126)	35	(91)
Total deposits and repurchase agreements	(5,770)	(471)	(6,241)
FHLB borrowings	334	(929)	(595)
Other long-term borrowings	(404)	1,578	1,174
Total interest-bearing liabilities	(5,840)	178	(5,662)

Net interest income	$(1,503)	$17,133	$15,630

Provision for Loan Losses

We established an allowance for loan losses through a provision for loan losses charged as an expense in our consolidated statements of income. The provision for loan losses is the amount of expense that, based on our judgment, is required to maintain the allowance for loan losses at an adequate level to absorb probable losses incurred in the loan portfolio at the balance sheet date and that, in management’s judgment, is appropriate under GAAP. Our determination of the amount of the allowance for loan losses and corresponding provision for loan losses considers ongoing evaluations of the credit quality and level of credit risk inherent in our loan portfolio, levels of nonperforming loans and charge-offs, statistical trends and economic and other relevant factors. The allowance for loan losses is increased by the provision for loan losses and is decreased by charge-offs, net of recoveries on prior loan charge-offs.

We had a provision for loan losses of $3.5 million for the third quarter of 2021, compared to $4.8 million for the third quarter of 2020. The higher provision for loan losses in the third quarter of 2020 was primarily due to changes in certain environmental factors influencing our overall allowance for loan losses that resulted from uncertainty surrounding the COVID-19 pandemic, as well as an increase in loan balances. The lower provision recorded during the 2021 period was primarily due to improving economic conditions, partially offset by an increase in commercial loans. During the third quarter of 2021 our PPP loans, for which no provision for loan losses was required, were primarily replaced by commercial loans for which a provision for loan losses was required.

We had a provision for loan losses of $1.8 million for the nine months ended September 30, 2021, compared to a provision for loan losses of $15.1 million for the comparable period in 2020. The provision for loan losses during the first nine months of 2020 was primarily due to changes in certain environmental factors that resulted from uncertainty surrounding the COVID-19 pandemic, as well as an increase in loan balances. The provision recorded during the 2021 period was primarily due to favorable changes to certain environmental factors as a result of improved economic conditions and to a lesser extent due to a $95.4 million increase in loan balances, excluding PPP loan balances during the nine month period ended September 30, 2021.

For a further discussion of the allowance for loan losses, refer to the “Allowance for Loan Losses” section of this financial review.

Noninterest Income

The following table presents noninterest income for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Service charges on deposit accounts	$3,471	$2,428	$8,659	$7,042
Credit and debit card fees	2,472	2,107	7,140	5,865
Trust and investment advisory fees	1,974	1,282	5,871	3,222
Income from mortgage banking services, net	20,151	35,535	68,144	89,986
Other	616	1,367	5,034	2,999
Total noninterest income	$28,684	$42,719	$94,848	$109,114

For the three months ended September 30, 2021 and 2020

Our noninterest income decreased $14.0 million to $28.7 million in the third quarter of 2021, from $42.7 million in the third quarter of 2020. The decrease in noninterest income for the third quarter of 2021, compared to the same period of 2020, was primarily due to a $15.6 million decline in net gain on sales and fees from mortgage loan originations, including changes in fair value in the held-for-sale portfolio, net of hedging activity, as total mortgage loan originations during the third quarter of 2021 declined by $177.8 million, or 25.0% to $532.7 million compared to the same period in 2020.

Service charges on deposit accounts includes overdraft and non-sufficient funds charges, treasury management services provided to our business customers, and other maintenance fees on deposit accounts. For the third quarter of 2021, income from service charges on deposit accounts increased $1.0 million due primarily to increased treasury management service fee income compared with the same quarter in 2020. Treasury management services fee income increased by $0.6 million to $1.6 million for the third quarter of 2021, compared with the third quarter of 2020, and deposit service charges increased by $0.5 million to $2.0 million for the third quarter of 2021 compared with the third quarter of 2020.

Credit and debit card fees represent interchange income from credit and debit card activity and referral fees earned from processing fees on card transactions at our business customers. Interchange income increased $0.4 million for the third quarter of 2021 compared to the same period in 2020, due primarily to increased card transaction volumes.

Trust and investment advisory fees represent fees we receive in connection with our investment advisory and custodial management services of investment accounts. For the third quarter of 2021, trust and investment advisory fees increased $0.7 million, from the same period in 2020, primarily due to our September 2020 acquisition of certain customer relationships of a trust and wealth advisory business based in Arizona.

Income from mortgage banking services is principally derived from the origination and sale of mortgage loans together with servicing mortgage loans for others. For the third quarter of 2021, income from mortgage banking services decreased $15.4 million compared with the third quarter of 2020, due primarily to a $15.6 million decline in net gain on sales and fees from loan originations, including changes in fair value in the loans held-for-sale portfolio, net of hedging activity. Our mortgage servicing portfolio grew from $3.8 billion in unpaid principal balances at September 30, 2020 to $4.6 billion at September 30, 2021. We retain servicing rights on the majority of the mortgage loans that we sell, which resulted in a $0.7 million increase in mortgage servicing income for the third quarter of 2021, compared to the same quarter in 2020. In addition to the fees received to service mortgage loans for others, we recognize fair value adjustments to our MSR asset, which includes changes in assumptions to the valuation model and pay-offs and pay-downs of the MSR portfolio. We also maintain a hedging strategy to manage a portion of the risk associated with changes in the fair value of our MSR portfolio. Changes in fair value of the derivative instruments used to economically hedge the MSRs are also included as a component of income from mortgage banking services.

The components of mortgage banking income for the three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,
(In thousands)	2021	2020
Net sale gains and fees from mortgage loan originations including loans held-for-sale changes in fair value and hedging	$14,938	$30,506
Mortgage servicing income	3,219	2,492
MSR capitalization and changes in fair value, net of derivative activity	1,994	2,537
Income from mortgage banking services, net	$20,151	$35,535

Other noninterest income decreased $0.8 million for the third quarter of 2021 compared to the same period in 2020, primarily due to a $0.1 million gain on sale of other real estate in the third quarter of 2021 compared with a gain of $0.4 million on other real estate sold in the third quarter of 2020.

For the nine months ended September 30, 2021 and 2020

Our noninterest income decreased $14.3 million to $94.8 million for the nine months ended September 30, 2021 from $109.1 million for the nine months ended September 30, 2020.

For the nine months ended September 30, 2021, service charges on deposit accounts increased $1.6 million, compared to the same period in 2020, primarily due to increased services and fees from treasury management programs which increased by $1.5 million, compared to the prior year period.

Credit and debit card fees increased $1.3 million for the nine months ended September 30, 2021 compared to the same period in 2020, from increased card transaction volumes.

Trust and investment advisory fees increased by $2.6 million for the nine months ended September 30, 2021 compared with the same period in 2020. The increase is primarily due to our September 2020 acquisition of certain customer relationships of a trust and wealth advisory business based in Arizona.

For the nine months ended September 30, 2021, income from mortgage banking services decreased $21.8 million compared with the same period in 2020 primarily due to a decline in revenue related to net gain on sales and fees from loan originations, including fair value changes in the held-for-sale portfolio and hedging activity, which decreased $14.7 million for the nine months ended September 30, 2021 compared with the same period in 2020. Loan originations remained relatively flat at $1.8 billion for the nine months ended September 30, 2021 and 2020, however, gain on sale margins declined for the period ended September 30, 2021 as compared to the same period in 2020. We retain servicing rights on the majority of mortgage loans that we sell, driving the increase in servicing income by $2.1 million from $7.1 million for the nine months ended September 30, 2020 to $9.2 million for the nine months ended September 30, 2021. MSR capitalization and changes in fair value, net of derivative activity, declined $9.3 million in the nine months ended September 30, 2021, compared with the same period in 2020. The revenue decline related to our MSRs was primarily the result of changes in market interest rates, mortgage spreads and our corresponding hedge positions. We recognize fair value adjustments to our MSR asset, which includes changes in assumptions to the valuation model and pay-offs and pay-downs of the MSR portfolio. We also maintain a hedging strategy to manage a portion of the risk associated with changes in the fair value of our MSR portfolio. Changes in fair value of the derivative instruments used to economically hedge the MSRs are also included as a component of income from mortgage banking services.

The components of mortgage banking income for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended September 30,
(In thousands)	2021	2020
Net sale gains and fees from mortgage loan originations including loans held-for-sale changes in fair value and hedging	$51,723	$66,414
Mortgage servicing income	9,170	7,050
MSR capitalization and changes in fair value, net of derivative activity	7,251	16,522
Income from mortgage banking services, net	$68,144	$89,986

Other noninterest income increased $2.0 million for the nine months ended September 30, 2021 compared with the same period in 2020 primarily due to certain loan-related fee income streams such as loan syndication fee income and customer accommodation interest rate swap fees and changes in fair value as well as unused credit line fees. An increase in gains on other real estate sales of $0.3 million also contributed to the increased other noninterest income.

Noninterest Expense

The following table presents noninterest expense for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Salary and employee benefits	$36,061	$37,949	$113,129	$101,998
Occupancy and equipment	6,643	6,365	19,867	19,251
Amortization of intangible assets	354	371	1,062	1,093
Merger related expenses	705	—	1,984	—
Other	10,807	9,688	30,332	26,796
Total noninterest expenses	$54,570	$54,373	$166,374	$149,138

For the three months ended September 30, 2021 and 2020

Our noninterest expense increased $0.2 million to $54.6 million for the third quarter of 2021, from $54.4 million for the third quarter of 2020, primarily due to decreases of $1.9 million in salary and employee benefits, partially offset by $0.7 million in merger expenses related to the pending transaction with Pioneer.

Salary and employee benefits expense is the largest component of our noninterest expense and includes employee payroll expense, incentive compensation, health benefits and payroll taxes. Salary and employee benefits decreased $1.9 million for the third quarter of 2021, compared to the prior year period, due primarily to a decrease of $1.6 million in salary and benefits related to the mortgage operations segment compared with the third quarter of 2020 due to decreased origination volume.

We incurred merger-related expenses of $0.7 million for the third quarter of 2021, related to our proposed merger with Pioneer. We had no merger-related expenses for the same period in 2020.

Other expenses increased $1.1 million during the third quarter of 2021, compared with the third quarter of 2020 with advertising and marketing expense contributing $0.5 million to the increase due to our continued growth and travel and entertainment expense contributing another $0.4 million to the increase as activity increased from the reduced levels in 2020 caused by the COVID-19 pandemic.

For the nine months ended September 30, 2021 and 2020

Our noninterest expense increased $17.2 million to $166.4 million for the nine months ended September 30, 2021, from $149.1 million for the nine months ended September 30, 2020, primarily due to increases of $11.1 million in salary and employee benefits expense and $3.5 million in other expenses in the nine months ended September 30, 2021.

The increase in our salary and employee benefits expense for the nine months ended September 30, 2021, compared to the same period in 2020, was driven by the increase in commissions paid to our mortgage loan officers related to increased mortgage origination activity earlier in the year as well as an increase in headcount associated with expanding our presence in certain markets, including in Texas and Arizona.

We incurred merger-related expenses of $2.0 million for the nine months ended September 30, 2021, related to our proposed merger with Pioneer. We had no merger-related expenses for the same period in 2020.

Other noninterest expenses increased $3.5 million for the nine months ended September 30, 2021, compared to the same period in 2020. This increase was primarily caused by a $1.5 million increase in data processing expenses related to an increase in volume and enhanced products and services for our customers and a $0.9 million increase in FDIC insurance costs as the Small Bank FDIC Assessment Credit was fully utilized in 2020.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020

Efficiency ratio	79.49%	70.56%	79.37%	71.61%

Return on equity and assets

The following table sets forth our ROAA, ROAE, dividend payout and average stockholders’ equity to average assets ratio for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Return on average total assets (ROAA)	0.62%	1.23%	0.85%	1.06%
Return on average stockholders’ equity (ROAE)	6.68%	12.42%	8.95%	10.56%
Dividend payout ratio	—%	—%	—%	—%
Average stockholders’ equity to average assets	9.33%	9.89%	9.50%	10.05%

Income Taxes

For the three months ended September 30, 2021 and 2020

We had income tax expense for the third quarter of 2021 of $1.9 million, compared to $3.1 million for the prior year period. The decrease in income tax expense was primarily due to our decrease in income quarter over quarter. Our effective tax rate was 17.5% for the third quarter of 2021, compared to 17.5% for the prior year period.

For the nine months ended September 30, 2021 and 2020

We had income tax expense for the nine months ended September 30, 2021 of $7.2 million, compared to $7.7 million for the prior year period. The decrease in income tax expense was primarily due to our decreased income during 2021. Our effective tax rate was 17.2% for the nine months ended September 30, 2021, compared to 17.5% for the prior year period.

Financial Condition

Balance Sheet

Our total assets were $5.7 billion at September 30, 2021, compared to $5.0 billion at December 31, 2020. Our total loans held-for-investment, net of deferred fees, costs, premiums and discounts were $3.8 billion at September 30, 2021, a decrease of $42.4 million from December 31, 2020.

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

Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no trading securities in our investment portfolio as of September 30, 2021 and December 31, 2020. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest.

Our securities available-for-sale increased by $62.8 million to $531.4 million at September 30, 2021. During 2021, the securities held-to-maturity paid down resulting in a decrease of $12.4 million to $19.8 million.

The following table is a summary of our investment portfolio as of:

	September 30, 2021		December 31, 2020
(In thousands)	Carrying Amount	% of Portfolio	Carrying Amount	% of Portfolio
Available-for-sale:
U.S. treasury	$20,695	3.9%	$—	—%
U.S. agency	6,389	1.2%	8,996	1.9%
Obligations of states and political subdivisions	3,997	0.8%	3,435	0.7%
Mortgage backed - residential	134,281	25.3%	119,562	25.5%
Collateralized mortgage obligations	222,161	41.8%	203,196	43.4%
Mortgage backed - commercial	143,872	27.1%	133,397	28.5%
Total available-for-sale	$531,395	100%	$468,586	100.0%

Held-to-maturity:
U.S. agency	—	—%	5,099	15.8%
Obligations of states and political subdivisions	720	3.6%	730	2.3%
Mortgage backed - residential	11,686	59.0%	16,050	49.9%
Collateralized mortgage obligations	7,405	37.4%	10,309	32.0%
Total held-to-maturity	$19,811	100%	$32,188	100.0%

The following tables show the weighted average yield to average life of each category of investment securities as of:

(In thousands)	One year or less		One to five years		Five to ten years		After ten years
September 30, 2021	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield
Available-for-sale:
U.S. treasury	$—	—%	$—	—%	$20,695	1.28%	$—	—%
U.S. agency	—	—%	3,329	1.75%	2,457	1.25%	603	2.06%
Obligations of states and political subdivisions	—	—%	—	—%	3,997	2.01%	—	—%
Mortgage backed - residential	595	1.97%	79,007	1.75%	30,628	1.64%	24,051	1.91%
Collateralized mortgage obligations	12,498	1.32%	131,706	1.06%	67,893	1.60%	10,064	1.61%
Mortgage backed - commercial	1,769	2.35%	50,519	1.72%	76,552	1.97%	15,032	2.86%
Total available-for-sale	$14,862	1.47%	$264,561	1.40%	$202,222	1.72%	$49,750	2.14%

Held-to-maturity:
Obligations of states and political subdivisions	—	—%	720	1.55%	—	—%	—	—%
Mortgage backed - residential	758	—%	8,696	2.34%	—	—%	2,232	3.25%
Collateralized mortgage obligations	933	(0.55)%	6,472	2.17%	—	—%	—	—%
Total held-to-maturity	$1,691	(0.30)%	$15,888	2.24%	$—	—%	$2,232	3.25%

(In thousands)	One year or less		One to five years		Five to ten years		After ten years
December 31, 2020	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield
Available-for-sale:
U.S. agency	—	—%	4,334	1.69%	3,576	1.22%	1,085	2.04%
Obligations of states and political subdivisions	—	—%	—	—%	3,435	2.10%	—	—%
Mortgage backed - residential	1,196	3.09%	83,690	1.92%	3,060	3.09%	31,618	1.91%
Collateralized mortgage obligations	24,013	(0.45)%	143,932	1.26%	—	—%	35,250	0.73%
Mortgage backed - commercial	—	—%	54,463	1.79%	63,531	2.18%	15,403	2.85%
Total available-for-sale	$25,209	(0.28)%	$286,419	1.56%	$73,602	2.17%	$83,356	1.59%

Held-to-maturity:
U.S. agency	$5,099	2.45%	$—	—%	$—	—%	$—	—%
Obligations of states and political subdivisions	—	—%	—	—%	730	1.55%	—	—%
Mortgage backed - residential	27	1.76%	8,483	2.22%	2,929	2.43%	4,611	3.22%
Collateralized mortgage obligations	10,309	1.57%	—	—%	—	—%	—	—%
Total held-to-maturity	$15,435	1.86%	$8,483	2.22%	$3,659	2.25%	$4,611	3.22%

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

Total loans, net of deferred origination fees, as of both September 30, 2021 and December 31, 2020 were $3.8 billion. The commercial loan portfolio includes PPP loans outstanding of $113.4 million and $251.1 million at September 30, 2021 and December 31, 2020, respectively.

The following table sets forth the composition of our loan portfolio, as of the periods presented:

	September 30, 2021		December 31, 2020
(In thousands)	Amount	% of total loans	Amount	% of total loans
Commercial	$2,222,261	58.4%	$2,173,615	56.5%
Commercial real estate	1,137,820	29.9%	1,154,576	30.0%
Residential real estate	425,927	11.2%	503,697	13.1%
Consumer	17,973	0.5%	14,469	0.4%
Total loans	$3,803,981	100%	$3,846,357	100%

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

PPP loans issued prior to June 5, 2020 mature in two years unless otherwise modified and loans issued after June 5, 2020 mature in five years. However, PPP loans are eligible for forgiveness (in full or in part, including any accrued interest) under certain conditions. All borrowers are required to retain the supporting documents for six years. For loans (or parts of loans) that are forgiven, the lender will collect the forgiven amount from the U.S. government. The average amount of each of our originated PPP loans was approximately $0.2 million at each of September 30, 2021 and December 31, 2020.

The PPP loans have a 1% fixed interest rate and produced an annualized yield for the three and nine months ended September 30, 2021 of 5.03% and 4.83%, respectively, due to the amortization of net deferred loan fees and the accelerated recognition of loan fees in conjunction with loan forgiveness occurring prior to a scheduled maturity. At September 30, 2021, the remaining amount of unamortized net deferred loan fees on our PPP loans was $3.2 million. Our PPP loans are included in the commercial loans category.

Maturities and Sensitivity of Loans to Changes in Interest Rates

The information in the following tables is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following tables summarize the loan maturity distribution by type and related interest rate characteristics as of the periods presented:

(In thousands)	One year or less	After one through five years	After five through 15 years	After 15 years	Total
As of September 30, 2021
Commercial	$193,889	$1,078,670	$728,141	$221,561	$2,222,261
Commercial real estate	83,759	552,588	489,901	11,572	1,137,820
Residential real estate	10,692	53,377	77,200	284,658	425,927
Consumer	5,811	11,677	485	—	17,973
Total loans	$294,151	$1,696,312	$1,295,727	$517,791	$3,803,981

		After one through five years	After five through 15 years	After 15 years	Total
Loans maturing after one year with:
Fixed interest rates		$819,915	$873,904	$268,315	$1,962,134
Floating or adjustable interest rates		$876,397	$421,822	$249,477	$1,547,696

(In thousands)	One year or less	After one through five years	After five through 15 years	After 15 years	Total
As of December 31, 2020
Commercial	$134,145	$1,004,033	$776,007	$259,430	$2,173,615
Commercial real estate	113,721	478,989	552,764	9,103	1,154,577
Residential real estate	16,336	40,386	89,400	357,574	503,696
Consumer	6,057	7,980	432	—	14,469
Total loans	$270,259	$1,531,388	$1,418,603	$626,107	$3,846,357

		After one through five years	After five through 15 years	After 15 years	Total
Loans maturing after one year with:
Fixed interest rates		$1,095,180	$1,021,107	$314,344	$2,430,631
Floating or adjustable interest rates		$436,208	$397,496	$311,763	$1,145,467

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

The following table presents, by loan type, the changes in the allowance for loan losses for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,		December 31,
(In thousands)	2021	2020	2021	2020	2020
Balance, beginning of period	$42,978	$37,896	$47,766	$28,546	$28,546

Loan charge-offs:
Commercial	—	(203)	(3,102)	(997)	(4,064)
Commercial real estate	—	(1)	—	(581)	(581)
Residential real estate	—	—	(2)	(39)	(39)
Consumer	(66)	(32)	(138)	(168)	(216)
Total loan charge-offs	(66)	(236)	(3,242)	(1,785)	(4,900)

Recoveries of loans previously charged-off:
Commercial	1,440	225	1,526	514	585
Commercial real estate	—	—	9	272	272
Residential real estate	3	3	23	20	115
Consumer	13	13	36	34	48
Total loan recoveries	1,456	241	1,594	840	1,020

Net recoveries (charge-offs)	1,390	5	(1,648)	(945)	(3,880)

Provision for loan losses	3,500	4,800	1,750	15,100	23,100
Balance, end of period	$47,868	$42,701	$47,868	$42,701	$47,766

Allowance for loan losses to loans receivable	1.26%	1.12%	1.26%	1.12%	1.24%
Ratio of net charge-offs to average loans outstanding	(0.15)%	—%	0.06%	0.04%	0.11%

Allocation of Allowance for Loan Losses

The following table presents the allocation of the allowance for loan losses by category and the percentage of the allocation of the allowance for loan losses by category to total loans listed as of the dates indicated:

	September 30, 2021		December 31, 2020
(In thousands)	Allowance Amount	% of Portfolio	Allowance Amount	% of Portfolio
Commercial	$32,643	0.86%	$32,009	0.83%
Commercial real estate	13,709	0.36%	13,863	0.36%
Residential real estate	1,277	0.03%	1,606	0.04%
Consumer	239	0.01%	288	0.01%
Total	$47,868	1.26%	$47,766	1.24%

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

As of September 30, 2021, we had active payment deferrals totaling $21.3 million compared to $65.8 million at December 31, 2020. As of September 30, 2021 and December 31, 2020, $2.5 million and $51.8 million, respectively, of restructured loans were exempt from the accounting guidance for TDRs as a result of loans which are included in the COVID-19 related loan payment deferral total.

The following table sets forth our nonperforming assets as of each period presented:

(In thousands)	September 30, 2021	December 31, 2020
Nonaccrual loans:
Commercial	$18,639	$22,779
Commercial real estate	5,205	2,934
Residential real estate	6,456	9,498
Consumer	3	38
Total nonaccrual loans	30,303	35,249
Accrual loans greater than 90 days past due	—	777
Total nonperforming loans	30,303	36,026
Other real estate owned and foreclosed assets, net	5,747	3,354
Total nonperforming assets	$36,050	$39,380

Nonperforming assets to total assets	0.63%	0.79%
Nonperforming loans to total loans	0.80%	0.94%
Allowance for loan losses to nonaccrual loans	157.96%	135.51%

Total nonperforming assets were $36.1 million as of September 30, 2021, compared to $39.4 million at December 31, 2020.

Potential problem loans are impaired loans which management has serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. Management has not identified any potential problem loans not included in the nonperforming assets table above.

Deposits

Deposits represent our primary source of funds. We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. Total deposits increased to $4.9 billion at September 30, 2021, compared to $4.2 billion at December 31, 2020. Deposit growth over this period occurred across all of the states in our footprint including Kansas, New Mexico and Colorado, as well as in our newer markets in Arizona and Texas. In addition, government stimulus efforts in response to the COVID-19 pandemic have contributed to a portion of our deposit growth for both commercial and consumer clients. Noninterest-bearing demand deposits increased on average by $0.3 billion from December 31, 2020 to September 30, 2021, primarily driven by our growth in our commercial deposit base. Our certificates of deposit have decreased on average by $0.2 billion from December 31, 2020 to September 30, 2021 primarily due to the low interest rate environment.

The following table sets forth the average balance amounts and the average rates paid on deposits held by us for the periods presented:

	For the three months ended		For the nine months ended		For the year ended
	September 30, 2021		September 30, 2021		December 31, 2020
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid

Noninterest-bearing demand deposit accounts	$1,483,010	—%	$1,295,984	—%	$978,092	—%
Interest-bearing deposit accounts:
Interest-bearing demand accounts	188,897	0.19%	193,756	0.21%	127,408	0.33%
Savings accounts and money market accounts	2,718,369	0.17%	2,637,844	0.19%	2,182,648	0.34%
NOW accounts	52,591	0.38%	78,199	0.57%	78,149	0.77%
Certificate of deposit accounts	337,906	0.81%	350,217	0.92%	488,575	1.49%
Total interest-bearing deposit accounts	3,297,763	0.24%	3,260,016	0.28%	2,876,780	0.54%
Total deposits	$4,780,773	0.17%	$4,556,000	0.20%	$3,854,872	0.41%

The following table sets forth the average balance amounts and the average rates paid on deposits by customer type held by us for the periods presented:

	For the three months ended		For the nine months ended		For the year ended
	September 30, 2021		September 30, 2021		December 31, 2020
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid

Consumer	$2,450,670	0.23%	$2,367,951	0.27%	$2,083,701	0.52%
Business Customers	2,330,103	0.10%	2,188,049	0.11%	1,771,171	0.27%
Total deposits	$4,780,773	0.17%	$4,556,000	0.20%	$3,854,872	0.41%

Maturities of certificates of deposit of $100,000 or more outstanding at September 30, 2021 and December 31, 2020 are summarized as follows:

(In thousands)	September 30, 2021	December 31, 2020

Three months or less	$35,315	$31,696
Over three months through twelve months	92,077	103,717
Over twelve months through three years	41,663	55,696
Over three years	8,113	10,359
Total	$177,168	$201,468

Short-Term Borrowings and Other Interest-Bearing Liabilities

Other than deposits, we also utilize Federal Home Loan Bank (FHLB) advances as a supplementary funding source to finance our operations. FHLB advances on our line-of-credit (LOC) are considered short-term borrowings and are presented in the table below, while our FHLB fixed rate term advances are considered long-term borrowings. At September 30, 2021 and December 31, 2020, our FHLB fixed rate term advances amounted to $40.0 million and $50.4 million, respectively. Our advances from the FHLB are collateralized by residential, multi-family, and commercial real estate loans. At September 30, 2021 and December 31, 2020, we had maximum borrowing capacity from the FHLB of $675.6 million and $702.5 million, respectively, subject to the availability of collateral.

We also enter into agreements with certain customers to sell securities under agreements to repurchase the security the following day. These agreements are made to provide customers with comprehensive treasury management programs a short-term return on their excess funds.

The following tables outline our various sources of short-term borrowed funds during the nine months ended September 30, 2021 and the year ended December 31, 2020, and the amounts outstanding at the end of each period, the maximum month end amount for each component during the periods, the average amounts for each period, and the average interest rate that we paid for each borrowing source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any month end during each of the periods shown.

	Ending Balance	Period End Rate	Maximum Month End Balance	Period Average
				Balance	Rate
As of and for the nine months ended September 30, 2021
Advances from FHLB LOC	$—	—%	$—	$220	0.35%
Securities sold under agreements to repurchase	117,001	0.04%	160,865	131,444	0.05%
Total	$117,001		$160,865	$131,663

As of and for the year ended December 31, 2020
Advances from FHLB LOC	$20,000	0.35%	$150,000	$30,489	0.69%
Securities sold under agreements to repurchase	115,372	0.05%	149,844	118,706	0.15%
Total	$135,372		$299,844	$149,195

Other Borrowings

In addition to our FHLB advances and our securities sold under agreements to repurchase, we also have convertible notes payable and subordinated debt, including trust preferred securities and other borrowings amounting to $69.2 million at September 30, 2021 and $68.4 million at December 31, 2020.

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

At September 30, 2021, our liquid assets, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $905.7 million, or 15.9% of total assets, compared to $144.9 million, or 2.9% of total assets, at December 31, 2020. The increase in our liquid assets was primarily due to an increase in cash held at the Federal Reserve. Our available-for-sale securities at September 30, 2021 were $531.4 million, or 9.4% of total assets, compared to $468.6 million, or 9.4% of total assets, at December 31, 2020. Investment securities with an aggregate carrying value of $467.0 million and $437.2 million at September 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits and repurchase agreements. The increase in our pledged securities was due to increases in public funds and repurchase agreements.

The liability portion of our balance sheet serves as a primary source of liquidity. We plan to meet our future cash needs primarily through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At September 30, 2021, customer deposits, excluding brokered deposits and certificates of deposit greater than $250,000, were 119.9% of net loans, compared with 101.0% at December 31, 2020. We are also a member of the FHLB, from which we can borrow for leverage or liquidity purposes. The FHLB requires that securities and qualifying loans be pledged to secure any advances. At September 30, 2021, we had $40.0 million in advances from the FHLB and a remaining credit availability of $556.5 million. In addition, we maintain a $9.4 million line with the Federal Reserve Bank’s discount window that is secured by certain loans from our loan portfolio.

Capital Resources

Stockholders’ equity at September 30, 2021 was $519.9 million, compared to $485.8 million at December 31, 2020, an increase of $34.1 million, or 7.0%. The increase was primarily driven by net income in 2021.

We are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on our financial statements.

Regulatory capital rules adopted in July 2013 and fully-phased in as of January 1, 2019, which we refer to as the Basel III rules, impose minimum capital requirements for bank holding companies and banks. The Basel III rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with consolidated assets of more than $3 billion. In order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain the fully-phased in “capital conservation buffer” of 2.5% on top of its minimum risk-based capital requirements. This buffer must consist solely of common equity Tier 1 risk-based capital, but the buffer applies to all three measurements (common equity Tier 1 risk-based capital, Tier 1 capital and total capital). At September 30, 2021, FirstSun and Sunflower Bank exceeded the regulatory minimums and met the regulatory definitions of well-capitalized.

The following table shows the regulatory capital ratios for FirstSun at the dates indicated:

	Actual		For Capital Adequacy Purposes[3]		To be Well- Capitalized under Prompt Corrective Action Provisions[4]
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2021
Total risk-based capital to risk-weighted assets:	$552,124	12.55%	$351,871	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$453,740	10.32%	$263,904	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$453,740	10.32%	$197,928	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$453,740	8.19%	$221,526	4.00%	N/A	N/A

As of December 31, 2020
Total risk-based capital to risk-weighted assets:	$513,949	12.19%	$337,327	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$416,029	9.87%	$252,995	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$416,029	9.87%	$189,746	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$416,029	8.53%	$195,074	4.00%	N/A	N/A

3 Amounts are shown exclusive of the 2.5% capital conservation buffer applicable to total risked-based capital to risk-weighted assets, Tier 1 risked-based capital to risk weighted assets and CET1 to risk weighted assets.
4 Prompt corrective action provisions are only applicable at the bank level.

The following table shows the regulatory capital ratios for Sunflower Bank at the dates indicated:

	Actual		For Capital Adequacy Purposes[5]		To be Well- Capitalized under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2021
Total risk-based capital to risk-weighted assets:	$559,556	12.76%	$350,802	8.00%	$438,502	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$511,100	11.66%	$263,101	6.00%	$350,802	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$511,100	11.66%	$197,326	4.50%	$285,026	6.50%
Tier 1 leverage capital to average assets:	$511,100	9.23%	$221,444	4.00%	$276,805	5.00%

As of December 31, 2020
Total risk-based capital to risk-weighted assets:	$517,077	12.30%	$336,276	8.00%	$420,345	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$468,823	11.15%	$252,207	6.00%	$336,276	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$468,823	11.15%	$189,155	4.50%	$273,224	6.50%
Tier 1 leverage capital to average assets:	$468,823	9.62%	$195,008	4.00%	$243,760	5.00%

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

The following table summarizes commitments as of the dates presented:

	September 30, 2021		December 31, 2020
(In thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Undistributed portion of committed loans	$100,709	$121,523	$80,445	$106,020
Unused lines of credit	15,746	535,880	15,003	496,122
Standby letters of credit	3,256	4,551	13,078	3,879
Total	$119,711	$661,954	$108,526	$606,021

Contractual Obligations

We have entered into contractual obligations in the normal course of business that involve elements of credit risk, interest rate risk and liquidity risk.

The following table summarizes our contractual obligations as of September 30, 2021 and December 31, 2020:

(In thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
September 30, 2021
Long-term debt:
FHLB term advances	$40,000	$10,000	$—	$20,000	$10,000
Convertible notes payable	22,090	742	21,348	—	—
Subordinated debt	57,913	347	824	736	56,006
Total long-term debt	120,003	11,089	22,172	20,736	66,006

Operating leases	39,151	6,672	13,513	10,790	8,176
Certificates of deposit	328,864	220,247	83,781	20,017	4,819
Total	$488,018	$238,008	$119,466	$51,543	$79,001

December 31, 2020
Long-term debt:
FHLB term advances	$50,411	$133	$20,267	$20,011	$10,000
Convertible notes payable	22,650	745	1,232	20,673	—
Subordinated debt	59,060	442	912	1,025	56,681
Total long-term debt	132,121	1,320	22,411	41,709	66,681

Operating leases	40,033	6,171	12,960	11,547	9,355
Certificates of deposit	365,959	236,583	102,382	20,832	6,162
Total	$538,113	$244,074	$137,753	$74,088	$82,198

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

	% Change in Net Interest Income		% Change in Economic Value of Equity
Changes in Interest Rate (Basis Points)	As of September 30, 2021	As of December 31, 2020	As of September 30, 2021	As of December 31, 2020

+300	30.5%	13.1%	1.8%	(7.4)%
+200	20.3%	8.9%	2.0%	(4.9)%
+100	10.2%	4.6%	1.1%	(2.4)%
Base	—%	—%	—%	—%
-100	(1.0)%	(3.1)%	(0.8)%	(2.2)%

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities or issuer purchases of equity securities during the third quarter of 2021.

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

3.2	Certificate of Amendment dated November 3, 2021 to the Amended and Restated Certificate of Incorporation of FirstSun Capital Bancorp.

3.3	Bylaws of FirstSun Capital Bancorp as amended and restated through October 29, 2021.

4.1
Form of common stock certificate of FirstSun Capital Bancorp (incorporated by reference to Exhibit 4.1 to the proxy statement/prospectus contained in the Registration Statement on Form S-4 (File No. 333-258176) filed with the SEC on July 26, 2021).

4.2
FirstSun Capital Bancorp is a party to long-term debt instruments with respect to subordinated notes and convertible debt under which the amount of securities authorized does not exceed 10% of the total assets of FirstSun Capital Bancorp and its subsidiaries on a consolidated basis. Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, FirstSun Capital Bancorp agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

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

10.1	FirstSun Capital Bancorp 2021 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows.

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

FIRSTSUN CAPITAL BANCORP
(Registrant)
/s/ Mollie H. Carter

Date:	November 5, 2021
Mollie H. Carter
Chief Executive Officer and President
(Principal Executive Officer)
/s/ Robert A. Cafera, Jr.

Date:	November 5, 2021
Robert A. Cafera, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
/s/ Joel Murray

Date:	November 5, 2021
Joel Murray
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)