Form 10-K
period 2021-12-31
FIRSTSUN CAPITAL BANCORP
filed 2022-03-25
CIK 1709442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 333-258176
__________________________________
FIRSTSUN CAPITAL BANCORP
(Exact name of registrant as specified in its charter)
__________________________________

Delaware	81-4552413
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1400 16th Street, Suite 250
Denver, Colorado 80202
(303) 831-6704
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
__________________________________
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the voting stock of the registrant held by non‑affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $144.3 million, which calculation assumed that all shares held by directors and executive officers, as well as shares held by stockholders (including such stockholders’ related entities or trusts) with board designation rights under the registrant’s Stockholders’ Agreement, as amended, are held by affiliates.
As of March 24, 2022, there were approximately 18,346,288 shares of the registrant’s common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical or current fact nor are they assurances of future performance and generally can be identified by the use of forward-looking terminology, such as “believe,” “expect,” “anticipate,” “intend,” “target,” “estimate,” “continue,” “positions,” “plan,” “predict,” “project,” “forecast,” “guidance,” “goal,” “objective,” “prospects,” “possible” or “potential,” by future conditional verbs such as “assume,” “will,” “would,” “should,” “could” or “may,” or by variations of such words or by similar expressions. These forward-looking statements include, but are not limited to, statements related to our proposed merger with Pioneer Bancshares, Inc. (“Pioneer”), including the expected timing to close the merger, statements about the impact of COVID-19 on our operations, our belief that sources of available liquidity are adequate to meet our current and expected liquidity needs, our plans to meet future cash needs through the generation of deposits, our expectations that many of our unfunded commitments will expire without being drawn, and statements regarding our business plan and strategies. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time, are difficult to predict and are generally beyond our control.
There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:
•the occurrence of any event, change or other circumstances that causes our bank regulators to revoke their approvals of the proposed merger with Pioneer or its subsidiary bank, respectively;
•the failure of either party to satisfy any of the closing conditions to the merger on a timely basis or at all;
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
•diversion of management’s attention from ongoing business operations and opportunities due to the merger;
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
We caution readers that the foregoing list of factors is not exclusive, is not necessarily in order of importance and readers should not place undue reliance on any forward-looking statements. You should also consider the risks, assumptions and uncertainties set forth under “Item 1.A. Risk Factors,” of this report. Further, any forward-looking statement speaks only as of the date on which it is made and we do not intend to and disclaim any obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, unless required to do so under the federal securities laws.

SUMMARY OF MATERIAL RISKS
An investment in our securities involves risks, including those summarized below. For a more complete discussion of the material risks facing our business, see “Item 1A. Risk Factors.”
Risk Related to the Mergers
•The success of the mergers and bank merger with Pioneer will depend on a number of uncertain factors, including our ability to complete the integration, limit deposit outflows, limit expenses, retain personnel and earn income from the acquired branches.
•Combining our operations with Pioneer may be more difficult, costly or time consuming than expected, and we may fail to realize the anticipated benefits of the mergers.
•We may be unable to retain Pioneer personnel successfully after the merger is completed.
•We expect to incur substantial expenses related to the mergers.
•Termination of the merger agreement could negatively affect us.
•The COVID-19 pandemic may delay and adversely affect the completion of the mergers.
Risks Related to Our Business
Economic and Geographic-Related Risks
•The ongoing COVID-19 pandemic could adversely impact our financial performance and results of operations.
•Our business, including our wealth management business, may be adversely affected by economic and market conditions.
Lending and Interest Rate Risks
•If we fail to effectively manage credit risk, our business and financial condition will suffer.
•Our estimated allowance for loan losses and fair value adjustments with respect to acquired loans may be insufficient to absorb actual losses in our loan portfolio, which may adversely affect our business, financial condition and results of operations.
•We are exposed to higher credit risk by commercial real estate (inclusive of construction lending) and commercial lending.
•A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.
•Nonperforming assets take significant time and resources to resolve and adversely affect our results of operations and financial condition.
•New accounting standards such as ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (CECL) could require us to increase our allowance for loan losses and may have a material adverse effect on our reported financial condition and results of operations.
•We are subject to interest rate risk, which could adversely affect our financial condition and profitability.
Mortgage Banking Risks
•Our mortgage revenue is cyclical and is sensitive to the level of interest rates, changes in economic conditions, decreased economic activity, and slowdowns in the housing market.
•We are subject to certain risks related to originating and selling mortgage loans that could have a material adverse effect on our financial condition and results of operations.
•Decreased mortgage origination volume and pricing decisions of competitors may adversely affect our profitability.
•We are dependent on U.S. government‑sponsored entities and government agencies, and any changes in these entities, could materially and adversely affect our business, financial condition, liquidity and results of operations.
•We may be terminated as a servicer of mortgage loans, be required to repurchase a mortgage loan or reimburse investors for credit losses on a mortgage loan, or incur costs, liabilities, fines and other sanctions if we fail to satisfy our servicing obligations, including our obligations with respect to mortgage loan foreclosure actions.
•We may be required to repurchase mortgage loans or indemnify buyers against losses in some circumstances, which could harm our liquidity, results of operations and financial condition.
Operational Risks
•We are subject to losses due to errors, omissions or fraudulent behavior by our employees, clients or others.
•We are exposed to the possibility of technology failure and a disruption in our operations may adversely affect us.
•A failure in, or breach of, our operational or security systems or infrastructure, or those of our third party vendors or others, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

•Our controls and procedures may fail or be circumvented, which could have a material adverse effect on us.
•Our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.
•We depend on our executive officers and other key employees, and our ability to attract additional key personnel, and we could be harmed by the unexpected loss of their services.
•Failure to keep pace with technological change could adversely affect our business.
•We are subject to environmental risks.
Industry-Related Risks
•We are exposed to the possibility that more prepayments may be made by customers to pay down loan balances, which could reduce our interest income and profitability.
•We could experience a loss due to competition with other banks or because consumers decide not to use banks.
•The phase-out of LIBOR could negatively impact our net interest income and require significant operational work.
•We may be adversely affected by the lack of soundness of other financial institutions.
•The value of securities in our investment portfolio may decline in the future.
•Our deposit insurance premiums could be higher in the future, which could have an adverse effect on our earnings.
Capital and Liquidity Risks
•We may need additional capital resources in the future, which may not be available when needed or at all.
•Liquidity needs could adversely affect our results of operations and financial condition.
Risks Related to Strategic Plans
•Future mergers and acquisitions may subject us to risks, which could disrupt our business and dilute stockholder value.
•New lines of business or new products and services may subject us to additional risk.
Legal, Accounting, Regulatory and Compliance Risks
•The banking industry is heavily regulated and that regulation could limit or restrict our activities and adversely affect our operations or financial results.
•We face risks related to the adoption of future legislation and potential changes in federal regulatory agency leadership, policies, and priorities.
•We face risks related to noncompliance with the Bank Secrecy Act and other anti-money laundering statutes.
•Consumer lending laws restrict our ability to originate certain mortgage loans and increase our risk on such loans.
•We are subject to fair lending laws, and failure to comply with these laws could lead to material penalties.
•The Federal Reserve may require us to commit capital resources to support Sunflower Bank.
•We could become subject to claims and litigation pertaining to our fiduciary responsibility.
•We are party to various claims and lawsuits incidental to our business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.
•The expanding body of federal, state and local regulations and/or the licensing of loan servicing, collections or other aspects of our business and our sales of loans may increase the cost of compliance and the risks of noncompliance.
•We could be subject to changes in tax laws, regulations and interpretations or challenges to our income tax provision.
Risks Related to Our Common Stock
•There is no existing market for our common stock.
•If the merger with Pioneer closes, our Significant Stockholders, including JLL/FCH Holdings I, LLC, could exercise significant influence over us, and their interests in us may be different than yours.
•Some provisions of our organizational documents, our Stockholders’ Agreement and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others.
•We do not intend to pay dividends in the near-term and our future ability to pay dividends is subject to restrictions.
•An investment in our common stock is not an insured deposit and is subject to risk of loss.
•We are an “emerging growth company,” and the reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.
•Substantial future sales of our common stock could cause our stock price to decline.
General Risk Factor
•Our historical operating results may not be indicative of our future operating results.

Part I
Item 1. Business
Overview
FirstSun Capital Bancorp (“FirstSun”), a financial holding company headquartered in Denver, Colorado, provides a full spectrum of deposit, lending, treasury management, wealth management and online banking products and services through its two wholly-owned subsidiaries—Sunflower Bank, National Association (“Sunflower Bank” or the “Bank”), a national banking association, that operates as Sunflower Bank, N.A., First National 1870 and Guardian Mortgage and Logia Portfolio Management, LLC, a registered investment advisor organized under the laws of the State of Kansas that provides discretionary investment management to retail and institutional accounts.
In this report, unless the context suggests otherwise, references to “we,” “us,” and “our” mean the combined business of FirstSun and its wholly-owned subsidiaries, Sunflower Bank and Logia Portfolio Management, LLC.
Sunflower Bank was founded in 1892 and offers a full range of specialized financial services to business customers as well as relationship-focused services to meet personal, business and wealth management financial objectives for its customers, with a branch network in Kansas, Colorado, New Mexico, Texas, Arizona and Washington and mortgage banking capabilities in 43 states. Our product line includes commercial loans and commercial real estate loans, residential mortgage and other consumer loans, a variety of commercial, consumer and private banking deposit products, including noninterest bearing accounts, interest-bearing demand products, savings accounts, money market accounts and certificates of deposit and treasury management products and services. We also offer wealth management and trust products including personal trust and agency accounts, employee benefit and retirement related trust and agency accounts, investment management and advisory agency accounts, and foundation and endowment trust and agency accounts.
As of December 31, 2021, we had total assets of $5.7 billion, total net loans of $4.0 billion, total deposits of $4.9 billion and total stockholders’ equity of $524.0 million.
Proposed Merger with Pioneer Bancshares, Inc.
On May 11, 2021, FirstSun and Pioneer Bancshares, Inc. (“Pioneer”) entered into an Agreement and Plan of Merger, as amended (the “merger agreement”). Under the merger agreement, a wholly-owned subsidiary of FirstSun will merge with and into Pioneer, with Pioneer remaining as the surviving entity and becoming a wholly-owned subsidiary of FirstSun, in a transaction we refer to as the “merger.” This surviving entity, as soon as reasonably practicable following the merger and as part of a single integrated transaction, will merge with and into FirstSun, in a transaction we refer to as the “second step merger,” and together with the merger, as the “mergers.” Immediately following the completion of the second step merger or at such later time as the parties may mutually agree, Pioneer’s wholly-owned subsidiary, Pioneer Bank, SSB, a Texas state savings bank, will merge with and into FirstSun’s wholly-owned subsidiary, Sunflower Bank, with Sunflower Bank as the surviving bank, in a transaction we refer to as the “bank merger.”
If the merger is completed, each outstanding share of Pioneer common stock will be converted into the right to receive 1.0443 shares of FirstSun common stock, plus cash in lieu of fractional shares. The combined entity is expected to have total assets that exceed $7 billion. Pioneer shareholders voted to approve the merger at a special meeting of shareholders held on September 16, 2021.
On March 7, 2022, we received the necessary regulatory approvals to complete the mergers, subject to applicable waiting periods. We expect to close the mergers on April 1, 2022, subject to the satisfaction of other customary closing conditions.
History and Growth
We were originally incorporated in the State of Kansas on November 9, 1981, as Handi-Bancshares, Inc., to serve as the holding company of Sunflower Bank (formerly The First National Bank and Trust Company of Salina), before we changed our name to Sunflower Financial, Inc. in 2008. We subsequently changed our name again to FirstSun Capital Bancorp and simultaneously reincorporated under the laws of the State of Delaware in June 2017. The subsequent name change and reincorporation were completed pursuant to the merger agreement entered into on July 28, 2016, by and among FirstSun, Strategic Growth Bank Incorporated, which we refer to as “SGB,” Strategic Growth Bancorp Incorporated, which we refer to as “Strategic” and First National Bancorp Incorporated, which we refer to as “FNB,” and together with SGB and Strategic, as the “SGB parties.”

On June 19, 2017, we completed our merger with the SGB parties. SGB was a financial holding company that served as the top-tier financial holding company for Strategic. SGB owned approximately 22.0% of Strategic, and Strategic owned 100% of its subsidiaries, including FNB. Immediately following the SGB mergers, each of Capital Bank, SSB, a Texas state savings bank and wholly-owned subsidiary of Strategic, and First National Bank of Santa Fe, a national banking association and wholly-owned subsidiary of FNB, were merged with and into Sunflower Bank, with Sunflower Bank continuing as the surviving bank. Under the merger agreement for the SGB mergers, FirstSun also acquired Guardian Mortgage Company, Inc., which we refer to as “Guardian,” a former subsidiary of Strategic. Guardian was merged with and into Sunflower Bank, and now operates as a division of Sunflower Bank. With the SGB mergers, we acquired two branches in El Paso, Texas and 21 branches in New Mexico and Colorado, as well as residential mortgage loan origination and servicing activities in 13 states. We also relocated our headquarters from Salina, Kansas to Denver, Colorado.
As a condition to closing the SGB mergers, FirstSun and stockholders holding substantially all of the stock of FirstSun, SGB and Strategic entered into a Stockholders’ Agreement and a Registration Rights Agreement, each as described below under “Item 13, Certain Relationships and Related Transactions, and Director Independence.”
Our Market Areas
We currently operate our principal executive office and Sunflower Bank’s main office at 1400 16th Street, Suite 250, Denver, Colorado 80202, and 53 banking branches principally located in five states, Kansas, Colorado, New Mexico, Texas and Arizona, with one branch located in Washington. In addition, through our mortgage division, Guardian, we originate home mortgages in over 40 states.

($ in thousands)
Principal Markets		Sunflower Bank
State (3)	Total Deposits in Market (1)	# of Branches (1)	Market Share (1)	Deposits in Market (1)

Kansas	$97,055,458	22	1.54%	$1,497,649
Colorado (2)	$197,152,343	12	0.69%	$1,366,039
New Mexico	$42,716,205	9	3.01%	$1,287,487
Texas	$1,572,292,266	5	0.03%	$418,123
Arizona	$203,772,968	4	0.09%	$191,797
(1) Based solely on FDIC data, including total deposits, number of branches, market share and deposits in market as of June 30, 2021.
(2) Colorado deposits and branch count includes Sunflower Bank’s main office located at 1400 16th Street, Suite 250, Denver, Colorado 80202.
(3) Excludes one branch located in Spokane Washington that was opened on 5/17/2021 and did not have any reportable deposits as of June 30, 2021.
Our Business Strategy
Our goal is to build a premier regional bank serving the Southwest’s key markets, primarily through our organic growth strategy of investing in people, technology and infrastructure to create a top-tier banking platform. Our business is focused on providing specialized commercial and consumer banking services to our clients, with an emphasis on key Southwest growth markets. Our unwavering commitment to serving local communities has led to a high-quality core deposit franchise focused in stable, non-metropolitan markets as well as higher growth metropolitan markets that provides a low cost funding base for our lending opportunities. In addition, our growing mortgage, wealth management, private banking and treasury management businesses provide revenue diversification and best-in-class fee income generation. Lastly, we believe our experience as an acquirer with a successful track record of integrating and re-positioning acquired companies complements and will further fuel our organic growth strategy.
Leverage our Relationships and Service Capabilities to Drive Organic Growth. From our modest beginning in 1892, our founders understood that our success would be closely tied to that of the communities in which we operate, and that long-term value creation would require an uncompromising commitment to service and the establishment of enduring relationships with our clients. That vision continues to drive us today, as our 1,042 full-time equivalent employee base, as of December 31, 2021, serves our business and consumer customers, including through our network of 53 branches principally located in Kansas, Colorado, New Mexico, Texas and Arizona. Our core competencies include a relationship-centered and multi-line sales approach, a focus on collaboration across a highly skilled and seasoned team of bankers and a dynamic ability to provide our clients with the highest quality services and solutions. This strategy has enabled us to attract business customers across our traditional and expanded geographic footprint. The objective is to be a trusted advisor to our clients as they build their businesses with our resources, support and advice.
Continue to grow our core deposit franchise. The strength of our deposit franchise is derived from strong, lasting relationships with our clients and a focus on being an integral part of the communities where we do business. Our deposit footprint has provided, and we believe will continue to provide, principal support for the growth of our loan portfolio. A key element of our funding strategy is a focus on commercial and consumer banking relationships in our markets, specifically our historically stable, lower growth markets in Kansas and New Mexico. Additionally, we believe our growing treasury management business will continue to benefit our attractive funding base.
Continue our greater Texas market expansion strategy. The greater Texas market has been a top strategic priority for our organization from an organic and acquisition perspective. We deployed our organic growth strategy in the Dallas, Texas market beginning in late 2019 with a commercial team lift-out that by December 2020 generated significant loans and deposits, making Dallas our fastest growing loan market over this period. In addition to our organic expansion in Dallas, on a pro forma basis, if we close our proposed merger with Pioneer, Texas will represent ~30% of our pro forma deposit base as of December 31, 2021. We anticipate continuing to grow our Texas deposit base in the years to come.
Engage in Opportunistic M&A. An important component of the FirstSun story is our expertise and experience in mergers and acquisitions. Our executive team has extensive experience with successful acquisitions and integrations. We plan to continue to evaluate acquisitions that we believe could produce attractive returns for our stockholders. These could include fee-based businesses, whole bank or branch acquisitions that would improve or expand our market position into geographies with attractive demographics and business trends, expand our existing branch network in existing markets, enhance our earnings power or product and service offerings, or expand our wealth management activities.
Competition
The financial services industry is highly competitive and we compete for loans, deposits and customer relationships in our geographic footprint. We compete with commercial banks, credit unions, savings institutions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, loan production offices and other providers of financial services, including nontraditional financial technology companies or FinTech companies, as well as super-regional, national and international financial institutions that operate offices in our market areas and elsewhere. Many of our nonbank competitors which are not subject to the same extensive federal regulations that govern bank holding companies and banks, may have certain competitive advantages.
We compete for loans principally through the quality of our client service and our responsiveness to client needs in addition to competing on interest rates and loan fees. Management believes that our long-standing presence in the community and personal one-on-one service philosophy enhances our ability to compete favorably in attracting and retaining individual and business customers. We actively solicit deposit-related clients and compete for deposits by offering personal attention, competitive interest rates, and professional services made available through experienced bankers and multiple delivery channels that fit the needs of our markets. In wealth management and trust services, we compete with a variety of custodial banks as well as a diverse group of investment managers.
We believe the financial services industry will likely continue to become more competitive as further technological advances enable more financial institutions to provide expanded financial services without having a physical presence in our markets. We have focused on providing value-added products and services to our clients, which we are able to do because of our close relationships with them. We believe our ability to provide flexible, sophisticated products and a customer-centric process to our customers and clients allows us to stay competitive in the financial services environment.
Our Banking Services
Our operations are managed along two reportable operating segments consisting of Banking and Mortgage Operations.
Our Banking segment has been, and is, the cornerstone of our operations and our primary segment, through which we provide a full range of deposit and lending products. We are dedicated to serving the banking needs of businesses, professionals and individuals in our markets through our approach of personalized, relationship-based service. We strive to become trusted advisers to our clients and achieve long-term relationships. We deliver a wide range of banking products and services tailored to meet the needs of our clients across our geographic footprint.

Our Mortgage Operations segment offers full-service residential mortgage products, including conforming residential loans and services through Guardian, our mortgage division. Additionally, our Mortgage Operations segment includes the servicing of residential mortgage loans and the packaging and securitization of loans to governmental agencies.
For further information, see “Segments” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 21 - Segment Information in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” elsewhere in this report.
Lending Activities
We offer a range of lending services, including commercial and industrial loans, commercial and residential real estate loans, real estate construction loans, and consumer loans. Our customers are generally commercial businesses, professional services and retail consumers within our market areas. For further information, see “Loans” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 - Loans in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” elsewhere in this report.
Commercial and Industrial Loans
Our commercial and industrial loans are typically made to small- and medium-sized manufacturing, service, wholesale and retail businesses for working capital and operation needs and business expansions, including the purchase of capital equipment. Commercial and industrial loans include our specialty lending verticals such as public finance offerings to our charter school and municipal based customers, asset based lending and structured finance products. Commercial and industrial also includes our healthcare, SBA and other small business lending products. Commercial and industrial loans generally include lines of credit and loans with maturities of five years or less. Because we are a bank with long standing ties to the businesses and professionals operating in our geographic footprint, we are able to tailor our commercial and industrial loan programs to meet the needs of our clients.
Growing our commercial and industrial loan portfolio is an important area of emphasis for us and we intend to continue to grow this portfolio.
Commercial and industrial loans are generally made with operating cash flows as the primary source of repayment, but may also include collateralization by inventory, accounts receivable, equipment and personal guarantees. As a result, the repayment risk is subject to the ongoing business operations of the borrower. Any interruption or discontinuance of operating cash flows from the business, which may be influenced by events not under the control of the borrower such as economic events and changes in governmental regulations, could materially affect the ability of the borrower to repay the loan. Further, commercial and industrial loans may be secured by the collateral described above, which if the business is unsuccessful, typically have values insufficient to satisfy the loan without a loss.
SBA loans. We participate in the SBA 7(a) program in order to meet the needs of our small business community as well as customers nationwide. As an approved participant in the SBA Preferred Lender’s Program, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. Presently, pursuant to the Consolidated Appropriations Act, 2021, the SBA guaranteed 90% of the principal amount of each qualifying SBA loan originated under the SBA’s 7(a) loan program (excluding PPP loans) through October 1, 2021. After this date, the SBA will guarantee 75% to 85% of the principal amount of qualifying loans originated under the 7(a) loan program (excluding PPP loans). The guarantee is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper closing and servicing by the lender. As such, prudent underwriting and closing processes are essential to effective utilization of the 7(a) program.
PPP loans. Pursuant to the CARES Act, from the program’s inception through May 31, 2021, the date the program ended, we funded 2,057 loans to eligible small businesses and non-profit organizations nationwide who participated in the PPP administered by the SBA. PPP loans have terms of two to five years and earn interest at 1%. In addition, we received a fee of 1%-5% from the SBA depending on the loan amount. PPP loans are fully guaranteed by the SBA and are expected to be forgiven by the SBA if borrowers meet the requirements of the program.
Commercial and Residential Real Estate Loans
Real estate loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the value of real estate. Fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower’s cash flow, creditworthiness and ability to repay the loan. When we make new real estate loans, we obtain a security interest in real estate whenever possible, in addition to any other available collateral, to increase the likelihood of the ultimate repayment of the loan. To control concentration risk, we monitor collateral type and industry concentrations within this portfolio.
Our real estate loans generally fall into one of two categories: commercial real estate loans or residential real estate loans.
•Commercial Real Estate Loans. Our commercial real estate loans consist of both owner-occupied and non-owner occupied commercial real estate loans. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as offices, warehouses, production facilities, health care facilities, hotels, mixed-use residential/commercial, retail centers, restaurants, assisted living facilities and self-storage facilities. As of December 31, 2021, $474.4 million of our commercial real estate loan portfolio, or 11.7% of our loan portfolio, was owner-occupied commercial real estate loans, and $504.7 million of our commercial real estate loan portfolio, or 12.5% of our loan portfolio, was non-owner occupied commercial real estate loans. We are primarily focused on growing the owner-occupied portion of our commercial real estate loan portfolio.
Commercial real estate loans are often larger and involve greater risks than other types of lending. Adverse developments affecting commercial real estate values in our market areas could increase the credit risk associated with these loans, impair the value of property pledged as collateral for these loans, and affect our ability to sell the collateral upon foreclosure without a loss. Furthermore, adverse developments affecting the business operations of the borrowers of our owner-occupied commercial real estate loans could significantly increase the credit risk associated with these loans. Due to the larger average size of commercial real estate loans, we face the risk that losses incurred on a small number of commercial real estate loans could have a material adverse impact on our financial condition and results of operations.
•Residential Real Estate Loans. Our residential real estate loans consist of 1-4 family loans, home equity loans and multi-family loans. The residential real estate loans described below exclude mortgage loans that are held for sale.
Like our commercial real estate loans, our residential real estate loans are secured by real estate, the value of which may fluctuate significantly over a short period of time as a result of market conditions in the area in which the real estate is located. Adverse developments affecting real estate values in our market areas could therefore increase the credit risk associated with these loans, impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. We primarily make our residential real estate loans to qualified individuals and investors in accordance with our real estate lending policies, which detail maximum loan to value ratios and maturities. The repayment of these loans are also affected by a borrower’s adverse personal circumstances.
Consumer Loans
We offer a variety of consumer loans, such as installment loans to individuals for personal, family and household purposes, including car, boat and other recreational vehicle loans. Our consumer loans typically are part of an overall client relationship designed to support the individual consumer borrowing needs of our commercial loan and deposit clients, and are well diversified across our markets. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than residential real estate mortgage loans. Consumer loan collections are dependent on the borrower’s continuing financial stability and are therefore more likely to be affected by adverse personal circumstances, such as the loss of employment, unexpected medical costs or divorce. These loans are often secured by the underlying personal property, which typically has insufficient value to satisfy the loan without a loss due to damage to the collateral and general depreciation.
Mortgage Banking Activities
We offer full-service residential mortgage products and services through Guardian, our mortgage division, with offices strategically located throughout our bank branches, as well as in other locations both in and outside our community banking footprint.
We intend to continue to take advantage of opportunities to profitably grow our mortgage business as they present themselves, including by continuing to expand our mortgage business outside of our community banking geographic footprint, improving the client experience through an enhanced fulfillment process, attracting experienced loan officers and improving profitability through centralized efficiencies. We have managed to grow our mortgage business while maintaining a high-degree of scalability to control costs in the event of a downturn in our mortgage business. Our mortgage loan office leases are primarily shorter-term in nature and the majority of our mortgage-related compensation is in the form of variable compensation.

We look to originate quality mortgage loans with a focus on purchase money mortgages. In accordance with our lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight that satisfies secondary market standards as outlined by our investors to the size and complexity of the lending relationship. Mortgage loans are subject to the same uniform lending policies referenced below and consist primarily of loans with relatively stronger borrower credit scores, with an average FICO score of 752 in 2021.
The residential mortgage industry is highly competitive and we compete with other community banks, regional banks, national banks, credit unions, mortgage companies, financial service companies and online mortgage companies. Due to the highly competitive nature of the residential mortgage industry, we expect to face industry-wide competitive pressures related to changing market conditions that will reduce our pricing margins and mortgage revenues generally, especially in a rising rate environment.
Our mortgage banking business is also directly impacted by the interest rate environment, increased regulations, consumer demand, driven in large part by general economic conditions and the real estate markets, and investor demand for mortgage securities. Mortgage production, especially refinancing activity, declines in rising interest rate environments. While we have been experiencing historically low interest rates, the low interest rate environment likely will not continue indefinitely. In early 2022, we have experienced a slight slowdown in our mortgage origination volume due in part to rising interest rates. We believe our mortgage origination volume could be materially and adversely affected in 2022. We expect to see declining origination volume in 2022 within the industry as a whole as interest rates are expected to rise over the course of 2022.
Sale of residential mortgages. We sell substantially all of the residential mortgage loans we originate through our mortgage banking business to Fannie Mae, Freddie Mac or, to a lesser extent, an array of private national mortgage investors. As part of our overall asset/liability management objectives, we may also retain certain residential loans that we originate and, in such an instance, would bear the risk of default with respect to these loans. To reduce the interest rate risk associated with commitments made to borrowers for mortgage loans that have not yet been closed and that we intend to sell in the secondary markets, we routinely enter into commitments (considered to be derivatives) to hedge the interest rate risk. Derivative instruments are recognized at fair value in our consolidated balance sheets as either assets or liabilities. We monitor our interest rate risk position daily to maintain appropriate coverage of our loan commitments made to borrowers.
Loan servicing. We service residential mortgage loans for investors under contracts. We receive a fee for performing mortgage servicing activities on mortgage loans that are not owned by us and are not included on our balance sheet. This process involves collecting monthly mortgage payments on behalf of investors, reporting information to those investors on a timely basis and maintaining custodial escrow accounts for the payment of principal and interest to investors, and property tax and insurance premiums on behalf of borrowers.
As compensation for our loan servicing activities, we receive a base servicing fee of approximately 0.27% per year of the loan balances serviced, plus any late charges collected from the delinquent borrowers and other fees incidental to the services provided. In the event of a default by the borrower, we receive no servicing fees until the default is cured. In times when interest rates are rising or at high levels, servicing mortgage loans can represent a steady source of noninterest income and can, at times, offset decreases in mortgage banking gains. Conversely, in times when interest rates are falling or at very low levels, servicing mortgage loans can become comparatively less profitable due to the rapid payoff of loans and the negative impact due to the change in fair value of the servicing asset. We account for our loan servicing rights at fair value. The amount of loan servicing rights initially recorded is based on the fair value of the loan servicing rights determined on the date when the underlying loan is sold. Our determination of fair value and the amount we record is based on a valuation model using discounted cash-flow analysis and available market pricing. Third party valuations of the loan servicing rights portfolio are obtained on a regular basis and are used to determine the fair value of the servicing rights at the end of the reporting period. Estimates of fair value reflect the following variables:
•anticipated prepayment speeds;
•product type (i.e., conventional, government, balloon);
•fixed or adjustable rate of interest;
•interest rate;
•servicing costs per loan;
•discounted yield rate;
•estimate of ancillary income; and
•geographic location of the loan.

We monitor the level of our investment in mortgage servicing rights in relation to our other mortgage banking activities in order to limit our exposure to significant fluctuations in loan servicing income. We use a hedging program to seek to mitigate the volatility from changes in the fair value of our mortgage servicing rights. Nonetheless, we remain exposed to significant potential volatility in the value of our mortgage servicing rights. Accordingly, in the future, we may sell loan servicing rights depending on a variety of factors, including capital sufficiency, the size of the mortgage servicing rights portfolio relative to total assets and current market conditions.
Deposit Products
We obtain most of our deposits from individuals, small and medium-sized businesses and municipalities in our market. We solicit deposits through our relationship-driven team of dedicated and accessible bankers and through community-focused marketing. We emphasize obtaining deposit relationships at loan origination. We provide a high level of customer service to our depositors. We have invested in personnel, business and compliance processes and technology that enable us to acquire, and efficiently and effectively serve, a wide array of business deposit accounts, while continuing to provide the level of customer service for which we are known. We currently offer a comprehensive range of business deposit products and services to assist with the banking needs of our business customers, including a variety of remote deposit and cash management products along with commercial transaction accounts.
Wealth Management
We offer our clients a comprehensive suite of services that include private banking, wealth planning, investment management, trust and retirement plan services through our team of wealth advisors, trust specialists and investment professionals. Our holistic and personalized approach delivers a customized asset management solution focused on the client’s personal, family and multi-generational needs. Our asset management solutions are focused on seeking to generate the highest net after tax returns for our clients relative to their appropriate risk level.
Credit Administration and Loan Review
Certain credit risks are inherent in making loans. These include repayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. We seek to control credit risk both through disciplined underwriting of each transaction, as well as active credit management processes and procedures to manage risk and minimize loss throughout the life of a loan. We seek to maintain a broadly diversified loan portfolio in terms of type of customer, type of loan product, geographic area and industries in which our business customers are engaged. We have developed tailored underwriting criteria and credit management processes for each of the various loan product types we offer our customers.
Underwriting. In evaluating each potential loan relationship, we adhere to a disciplined underwriting evaluation process that includes the following:
•understanding the customer’s financial condition and ability to repay the loan;
•verifying that the primary and secondary sources of repayment are adequate in relation to the amount and structure of the loan;
•observing appropriate loan-to-value guidelines for collateral secured loans;
•maintaining our targeted levels of diversification for the loan portfolio as to type of borrower; and
•ensuring that each loan is properly documented with perfected liens on collateral.
Loan Approval Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. We have established several levels of lending authority that have been delegated by the board of directors to our Chief Executive Officer, Chief Credit Officer and other personnel in accordance with our loan policy. Authority limits are based on the total exposure of the borrower and are conditioned on the loan conforming to the policies contained in the loan policy. Any loan policy exceptions are fully disclosed to the approving authority.
Ongoing Credit Risk Management. In addition to the tailored underwriting process described above, we perform ongoing risk monitoring and review processes for credit exposures. Although we grade and classify our loans internally, we engage an independent third-party professional firm to perform regular loan reviews and confirm loan classifications. We strive to identify potential problem loans early in an effort to aggressively seek resolution of these situations before they create a loss. We record any necessary charge-offs promptly and maintain adequate allowance levels for probable loan losses incurred in the loan portfolio.

In general, whenever a particular loan or overall borrower relationship is downgraded from a pass grade to a watch or substandard grade based on one or more standard loan grading factors, our relationship manager (who is typically the loan officer) and credit team members engage in active evaluation of the asset to determine the appropriate resolution strategy. Management regularly reviews the status of the watch list and classified assets portfolio as well as the larger credits in the portfolio.
Concentrations of Credit Risk. Diversification of risk is a key factor in prudent asset management. Our loan portfolio is balanced between our metropolitan and community markets and by type, thereby diversifying our loan concentration. Our granular loan portfolio reflects a balanced mix of consumer and commercial clients across these markets that we think provides a natural hedge to industry and market cycles. In addition, risk from concentration is actively managed by management and reviewed by our board of directors, and exposures relating to borrower, industry and commercial real estate categories are tracked and measured against established policy limits and guidelines.
Lending Limits. Our lending activities are subject to a variety of lending limits imposed by federal law. In general, Sunflower Bank is subject to a legal lending limit on loans to a single borrower of 15% of the bank’s capital and unimpaired surplus, or 25% if the loan is fully secured. The dollar amounts of the Bank’s lending limit increases or decreases as the bank’s capital increases or decreases. We are able to sell participations in its larger loans to other financial institutions, which allows us to better manage the risk and exposure involved with larger loans and to meet the lending needs of our customers requiring extensions of credit in excess of regulatory limits.
Sunflower Bank’s legal lending limit as of December 31, 2021, on loans to a single borrower was $85.7 million (15%) and $142.9 million (25%, for fully secured loans).

Human Capital Resources
We are committed to provide, develop and retain a high performing and diverse workforce that fosters a healthy, safe and productive work environment for our employees to maximize individual and organizational potential and position us as an employer of choice.
Employee Profile. As of December 31, 2021, we had 1,063 total employees and 1,042 full-time equivalent employees, primarily located in Kansas, Colorado, New Mexico, Texas and Arizona. Our employees are not covered by a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
Compensation and Benefits. We believe our competitive compensation and benefits package, along with our positive and inclusive work environment, bring out the best in our employees. We have designed our compensation program around the philosophy of mutual respect and the continued success of our organization. We know that our most valuable asset is our people. We offer competitive benefits to our employees and their families. These programs include a 401(k) plan with an employer matching contribution, healthcare and insurance benefits, flexible spending accounts, paid time off, tuition reimbursement, volunteer and parenting leave and an employee assistance program.
We annually review benefit programs and compensation programs to seek to ensure that we remain competitive in our markets to meet the needs of our employees and their families.
Learning and Development. Our goal is to better equip our managers and leaders with the most effective resources and tools to succeed in their roles. We want to create strong leaders with a platform that allows open communication, provides consistency across regions as well as fosters growth and development. Our goal is to establish strong leaders who will be able to effectively engage their employees to meet and reinforce the mission and goals of Sunflower Bank. We have internal programs for emerging managers and leaders that are designed to train and enhance the skills of our employees to promote career advancement from within our company. In addition, we facilitate the educational and professional development of our employees through financial support to attend conferences and obtain degrees, licenses and certifications while employed by us.
Employee Engagement Surveys. We are committed to seeking to ensure that all of our employees feel a sense of belonging in the workplace and that they are given an opportunity to share their opinions and be heard by management and our leaders. We believe that engaged employees are the foundation of a successful company. Our employee engagement surveys serve as a learning tool and provide us with the information to allow us to identify areas of strength and opportunities for improvement to seek to ensure continued satisfaction and retention of our employees.
In addition to our employee engagement surveys, we have additional tools that employees can provide feedback to co-workers, departments, and other areas of Sunflower Bank besides management or leadership through our Intranet and HRIS. These tools provide positive feedback and success stories for all employees to share.
Implications of Being an Emerging Growth Company
FirstSun qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act.” An emerging growth company may take advantage of reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. Among other things, as an emerging growth company:
•FirstSun is exempt from the requirement to obtain an attestation from its auditors on management’s assessment of FirstSun’s internal control over financial reporting under the Sarbanes-Oxley Act of 2002, or the “Sarbanes-Oxley Act”;
•FirstSun will be permitted an extended transition period for complying with new or revised accounting standards affecting public companies and such new or revised accounting standards will not be applicable to FirstSun until such time as they are applicable to private companies;
•FirstSun is permitted to provide reduced disclosure regarding its executive compensation arrangements pursuant to the rules applicable to smaller reporting companies, which means FirstSun does not have to include a compensation discussion and analysis and certain other disclosures regarding its executive compensation arrangements; and
•FirstSun is not required to hold non-binding stockholder advisory votes on executive compensation or golden parachute arrangements.

FirstSun has taken advantage of certain reduced reporting obligations in this Annual Report on Form 10-K. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold securities.
Supervision and Regulation
General
FirstSun and Sunflower Bank are subject to extensive banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect consumers and depositors, rather than FirstSun stockholders.
The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations. It is intended only to briefly summarize some material provisions. The following summary is qualified by reference to the statutory and regulatory provisions discussed. These statutes and regulations are subject to change, and additional statutes, regulations, and corresponding guidance may be adopted. We are unable to predict these future changes or the effects, if any, that these changes could have on our business, revenues, and results of operations.
Legislative and Regulatory Developments
Although the 2008 financial crisis has now passed, the legislative and regulatory response, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), will continue to have an impact on our operations.
In addition, newer regulatory developments implemented in response to the COVID-19 pandemic, including the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act and omnibus federal spending and economic stimulus legislation titled the “Consolidated Appropriations Act, 2021,” which enhanced and expanded certain provisions of the CARES Act, have had and may continue to have an impact on our operations.
The Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Act was signed into law in July 2010 and impacts financial institutions in numerous ways, including:
•The creation of a Financial Stability Oversight Council responsible for monitoring and managing systemic risk;
•Granting additional authority to the Federal Reserve to regulate certain types of nonbank financial companies;
•Granting new authority to the FDIC as liquidator and receiver;
•Changing the manner in which deposit insurance assessments are made;
•Requiring regulators to modify capital standards;
•Establishing the Consumer Financial Protection Bureau (the “CFPB”);
•Capping interchange fees that certain banks charge merchants for debit card transactions;
•Imposing more stringent requirements on mortgage lenders; and
•Limiting banks’ proprietary trading activities.
There are many provisions in the Dodd-Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based. While some have been issued, many remain to be issued. Governmental intervention and new regulations could materially and adversely affect our business, financial condition and results of operations.
The Cares Act
The COVID-19 pandemic has continued to cause extensive disruptions to the global economy, to businesses, and to the lives of individuals throughout the world. On March 27, 2020, the CARES Act was signed into law. The CARES Act was a $2.2 trillion economic stimulus bill that was intended to provide relief in the wake of the COVID-19 pandemic. There have also been a number of regulatory actions intended to help mitigate the adverse economic impact of the COVID-19 pandemic on borrowers, including several mandates from the bank regulatory agencies, requiring financial institutions to work constructively with borrowers affected by the COVID-19 pandemic. Although these programs generally have expired, governmental authorities may take additional actions in the future to limit the adverse impact of COVID-19 on borrowers and tenants.

Paycheck Protection Program
The Paycheck Protection Program, or PPP, originally established under the CARES Act and extended under the Consolidated Appropriations Act of 2021, authorized financial institutions to make federally-guaranteed loans to qualifying small businesses and non-profit organizations. These loans carry an interest rate of 1% per annum and a maturity of two years for loans originated prior to June 5, 2020 and five years for loans originated on or after June 5, 2020. The PPP provides that such loans may be forgiven if the borrowers meet certain requirements with respect to maintaining employee headcount and payroll and the use of the loan proceeds after the loan is originated. The initial phase of the PPP, after being extended multiple times by Congress, expired on August 8, 2020. However, on January 11, 2021, the SBA reopened the PPP for First Draw PPP loans to small businesses and non-profit organizations that did not receive a loan through the initial PPP phase. Further, on January 13, 2021, the SBA reopened the PPP for Second Draw PPP loans to small businesses and non-profit organizations that did receive a loan through the initial PPP phase. Maximum loan amounts were also increased for accommodation and food service businesses. Although the PPP ended in accordance with its terms on May 31, 2021, outstanding PPP loans continue to go through the process of either obtaining forgiveness from the SBA or pursuing claims under the SBA guaranty.
Troubled Debt Restructurings and Loan Modifications for Affected Borrowers
The CARES Act, as extended by certain provisions of the Consolidated Appropriations Act, 2021, initially permitted banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise have been characterized as troubled debt restructurings and suspended any determination related thereto if (a) the borrower was not more than 30 days past due as of December 31, 2019, (b) the modifications were related to COVID-19, and (c) the modification occurred between March 1, 2020 and January 1, 2022. Federal bank regulatory authorities also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19.
Bank Holding Company Regulation
We own 100% of the outstanding capital stock of Sunflower Bank, and, therefore, we are considered to be a bank holding company registered under the federal Bank Holding Company Act of 1956 (the “BHC Act”). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Federal Reserve under the BHC Act and its regulations promulgated thereunder.
Permitted Activities
Under the BHC Act, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, the following activities:
•banking or managing or controlling banks;
•furnishing services to or performing services for our subsidiaries; and
•any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.
Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:
•factoring accounts receivable;
•making, acquiring, brokering or servicing loans and usual related activities;
•leasing personal or real property;
•operating a non-bank depository institution, such as a savings association;
•trust company functions;
•financial and investment advisory activities;
•conducting discount securities brokerage activities;
•underwriting and dealing in government obligations and money market instruments;
•providing specified management consulting and counseling activities;
•performing selected data processing services and support services;
•acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and
•performing selected insurance underwriting activities.

The Federal Reserve has the authority to order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.
Financial Holding Company
A bank holding company can elect to be treated as a “financial holding company,” which would allow it to engage in a broader array of activities. In summary, a financial holding company can engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities.
FirstSun is currently a financial holding company.
Expansion Activities
The BHC Act requires a bank holding company to obtain the prior approval of the Federal Reserve before merging with another bank holding company, acquiring substantially all the assets of any bank or bank holding company, or acquiring directly or indirectly any ownership or control of more than 5% of the voting shares of any bank. In addition, the prior approval of the OCC is required for a national bank to merge with another bank or purchase the assets or assume the deposits of another bank. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with the safe and sound operation of the bank, under the Community Reinvestment Act (discussed below).
On July 9, 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy. Among other initiatives, the Executive Order encouraged the federal banking agencies to review their current merger oversight practices under the BHC Act and the Bank Merger Act and adopt a plan for revitalization of such practices. There are many steps that must be taken by the agencies before any formal changes to the framework for evaluating bank mergers can be finalized and the prospects for such action are uncertain at this time; however, the adoption of more expansive or prescriptive standards may have an impact on our acquisition activities.
Change in Control
Two statutes, the BHC Act and the Change in Bank Control Act, together with regulations promulgated under them, require some form of regulatory review before any company may acquire “control” of a bank or a bank holding company. Under the BHC Act, control is deemed to exist if a company acquires 25% or more of any class of voting securities of a bank holding company; controls the election of a majority of the members of the board of directors; or exercises a controlling influence over the management or policies of a bank or bank holding company. On January 30, 2020, the Federal Reserve issued a final rule (which became effective September 30, 2020) that clarified and codified the Federal Reserve’s standards for determining whether one company has control over another. The final rule established four categories of tiered presumptions of noncontrol that are based on the percentage of voting shares held by the investor (less than 5%, 5-9.9%, 10-14.9% and 15-24.9%) and the presence of other indicia of control. As the percentage of ownership increases, fewer indicia of control are permitted without falling outside of the presumption of noncontrol. These indicia of control include nonvoting equity ownership, director representation, management interlocks, business relationship and restrictive contractual covenants. Under the final rule, investors can hold up to 24.9% of the voting securities and up to 33% of the total equity of a company without necessarily having a controlling influence.
Under the Change in Bank Control Act, a person or company is required to file a notice with the Federal Reserve if it will, as a result of the transaction, own or control 10% or more of any class of voting securities or direct the management or policies of a bank or bank holding company and either if the bank or bank holding company has registered securities or if the acquirer would be the largest holder of that class of voting securities after the acquisition. For a change in control at the holding company level, both the Federal Reserve and the subsidiary bank’s primary federal regulator must approve the change in control; at the bank level, only the bank’s primary federal regulator is involved. Transactions subject to the BHC Act are exempt from Change in Control Act requirements.

Source of Strength
There are a number of obligations and restrictions imposed by law and regulatory policy on bank holding companies with regard to their depository institution subsidiaries that are designed to minimize potential loss to depositors and to the FDIC insurance funds in the event that the depository institution becomes in danger of defaulting under its obligations to repay deposits. Under a policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, to avoid receivership of its insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” within the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (a) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (b) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.
The Federal Reserve also has the authority under the BHC Act to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal law grants federal bank regulatory authorities’ additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.
In addition, the “cross guarantee” provisions of the Federal Deposit Insurance Act (the “FDIA”) require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC’s claim for damages is superior to claims of stockholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.
The FDIA also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or stockholder.
Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.
Capital Requirements
The Federal Reserve imposes certain capital requirements on bank holding companies under the BHC Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are essentially the same as those that apply to such holding company’s bank subsidiary and are described below under “Bank Regulation—Capital and Related Requirements.”
Dividend Payments
Our ability to pay dividends to our stockholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. FirstSun is a Delaware corporation and subject to the limitations of the Delaware General Corporation Law, which we refer to as the “DGCL.” The DGCL allows FirstSun to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if FirstSun has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.
In addition, as a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to stockholders if: (a) the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (b) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (c) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III rules, financial institutions that seek to pay dividends must maintain the 2.5% capital conservation buffer. See “Bank Regulation—Capital and Related Requirements” below.
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002, which we refer to as “Sarbanes-Oxley,” implemented a broad range of corporate governance, accounting and reporting measures for companies, that have securities registered under the Exchange Act. FirstSun became subject to Sarbanes-Oxley on August 10, 2021. Sarbanes-Oxley and the various regulations promulgated under Sarbanes-Oxley, established, among other things: (a) requirements for audit committees, including independence, expertise, and responsibilities; (b) additional responsibilities relating to financial statements for the Chief Executive Officer and Chief Financial Officer of reporting companies; (c) standards for auditors and regulation of audits, including independence provisions that restrict non-audit services that accountants may provide to their audit clients; (d) increased disclosure and reporting obligations for reporting companies and their directors and executive officers, including accelerated reporting of stock transactions and a prohibition on trading during blackout periods; and (e) a range of civil and criminal penalties for fraud and other violations of the securities laws.
Bank Regulation
Sunflower Bank is a national banking association, which is subject to regulation and supervision primarily by the OCC and secondarily by the Federal Reserve, the FDIC, and the Consumer Financial Protection Bureau, which we refer to as the “CFPB.” We are subject to requirements and restrictions under federal law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of Sunflower Bank.
Capital and Related Requirements
We are subject to comprehensive capital adequacy requirements intended to protect against losses that we may incur. Regulatory capital rules, which we refer to as Basel III, impose minimum capital requirements for bank holding companies and banks. The BASEL III rules apply to all state and national banks and savings and loan associations regardless of size and bank holding companies and savings and loan holding companies other than “small bank holding companies,” generally holding companies with consolidated assets of less than $3 billion. More stringent requirements are imposed on “advanced approaches” banking organizations—those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted into the Basel II capital regime.
The rules include certain higher risk-based capital and leverage requirements than those previously in place. Specifically, we are required to maintain the following minimum capital requirements:
•a common equity Tier 1 (“CET1”) risk-based capital ratio of 4.5%;
•a Tier 1 risk-based capital ratio of 6%;
•a total risk-based capital ratio of 8%; and
•a leverage ratio of 4%.
Under Basel III, Tier 1 capital includes two components: CET1 capital and additional Tier 1 capital. The highest form of capital, CET1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, otherwise referred to as AOCI, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, Tier 1 minority interests and grandfathered trust preferred securities. Tier 2 capital generally includes the allowance for loan losses up to 1.25% of risk-weighted assets, qualifying preferred stock, subordinated debt and qualifying tier 2 minority interests, less any deductions in Tier 2 instruments of an unconsolidated financial institution. AOCI is presumptively included in CET1 capital and often would operate to reduce this category of capital. When implemented, Basel III provided a one-time opportunity for covered banking organizations to opt out of much of this treatment of AOCI. We made this opt-out election.
In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, under Basel III, a banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital). The 2.5% capital conservation buffer was phased in incrementally over time, and became fully effective for us on January 1, 2019, resulting in the following effective minimum capital plus capital conservation buffer ratios: (a) a CET1 capital ratio of 7.0%, (b) a Tier 1 risk-based capital ratio of 8.5%, and (c) a total risk-based capital ratio of 10.5%.
On December 21, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to (a) address the upcoming implementation of a new credit impairment model, the Current Expected Credit Loss, or CECL model, an accounting standard under GAAP; (b) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (c) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations that are subject to stress testing. We are currently evaluating the impact the CECL model will have on our accounting. We expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first quarter of 2023, the first reporting period in which the new standard will become effective for us. At this time, we cannot reasonably determine the magnitude of such one-time cumulative adjustment, if any, or of the overall impact of the new standard on our business, financial condition or results of operations.
In November 2019, the federal banking regulators published final rules implementing a simplified measure of capital adequacy for certain banking organizations that have less than $10 billion in total consolidated assets. Under the final rules, which went into effect on January 1, 2020, banks and holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, off-balance-sheet exposures of 25% or less of total consolidated assets and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed “qualifying community banking organizations” are eligible to opt into the “community bank leverage ratio framework.” A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% is considered to have satisfied the generally applicable risk-based and leverage capital requirements under the Basel III rules and, if applicable, is considered to have met the “well capitalized” ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules, discussed below. We do not have any immediate plans to use the community bank leverage ratio framework but may make such an election in the future.
Prompt Corrective Action
As an insured depository institution, we are required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act (the “FDIA”). The FDIA requires each federal banking agency to take prompt corrective action (“PCA”) to resolve the problems of insured depository institutions, including those that fall below one or more prescribed minimum capital ratios. The law requires each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of capital ratios: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” As of December 31, 2021, we maintained capital ratios that exceeded the minimum ratios established for a “well capitalized” institution.
The following is a list of the criteria for each PCA capital category:
Well Capitalized—The institution exceeds the required minimum level for each relevant capital measure. A well-capitalized institution:
•has total risk-based capital ratio of 10% or greater; and
•has a Tier 1 risk-based capital ratio of 8% or greater; and
•has a common equity Tier 1 risk-based capital ratio of 6.5% or greater; and
•has a leverage capital ratio of 5% or greater; and
•is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.
Adequately Capitalized—The institution meets the required minimum level for each relevant capital measure. The institution may not make a capital distribution if it would result in the institution becoming undercapitalized. An adequately capitalized institution:
•has a total risk-based capital ratio of 8% or greater; and
•has a Tier 1 risk-based capital ratio of 6% or greater; and
•has a common equity Tier 1 risk-based capital ratio of 4.5% or greater; and
•has a leverage capital ratio of 4% or greater.

Undercapitalized—The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution:
•has a total risk-based capital ratio of less than 8%; or
•has a Tier 1 risk-based capital ratio of less than 6%; or
•has a common equity Tier 1 risk-based capital ratio of less than 4.5% or greater; or
•has a leverage capital ratio of less than 4%.
Significantly Undercapitalized—The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution:
•has a total risk-based capital ratio of less than 6%; or
•has a Tier 1 risk-based capital ratio of less than 4%; or
•has a common equity Tier 1 risk-based capital ratio of less than 3% or greater; or
•has a leverage capital ratio of less than 3%.
Critically Undercapitalized—The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution has a ratio of tangible equity to total assets that is equal to or less than 2%.
Depending upon the capital category to which an institution is assigned, the primary federal regulators’ corrective powers include: (a) requiring the institution to submit a capital restoration plan; (b) limiting the institution’s asset growth and restricting its activities; (c) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (d) restricting transactions between the institution and its affiliates; (e) restricting the interest rate that the institution may pay on deposits; (f) ordering a new election of directors of the institution; (g) requiring that senior executive officers or directors be dismissed; (h) prohibiting the institution from accepting deposits from correspondent banks; (i) requiring the institution to divest certain subsidiaries; (j) prohibiting the payment of principal or interest on subordinated debt; and (k) ultimately, appointing a receiver for the institution.
Dividend Payments
The primary source of funds for FirstSun is dividends from Sunflower Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2021. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain the 2.5% capital conservation buffer. See “Capital and Related Requirements” above.
Community Reinvestment Act and Fair Lending Requirements
Sunflower Bank is subject to certain fair lending requirements and reporting obligations involving its home mortgage lending operations. Each bank is also subject to certain requirements and reporting obligations under the Community Reinvestment Act, or “CRA.” The CRA generally requires federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. The CRA further requires the agencies to take into account a bank’s record of meeting community credit needs when evaluating applications for, among other things, new branches or mergers. Sunflower Bank received a “satisfactory” CRA Assessment Rating from the OCC in its most recent examination. In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities of the bank, including in acting on expansionary proposals.
In December 2019, the OCC and the FDIC issued a notice of proposed rulemaking intended to (a) clarify which activities qualify for CRA credit; (b) update where activities count for CRA credit; (c) create a more transparent and objective method for measuring CRA performance; and (d) provide for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. However, the Federal Reserve has not joined the proposed rulemaking. In May

2020, the OCC issued its final CRA rule, which was later rescinded in December 2021, and was replaced with a rule based on the rules adopted jointly by the federal banking agencies in 1995. On the same day that the OCC announced its plans to rescind the CRA final rule, the OCC, FDIC, and Federal Reserve announced that they are working together to “strengthen and modernize the rules implementing the CRA.” The effects on the Bank of any potential change to the CRA rules will depend on the final form of any federal rulemaking and cannot be predicted at this time. Management will continue to evaluate any changes to the CRA’s regulations and their impact to the Bank.
Fair Lending Requirements
We are subject to certain fair lending requirements and reporting obligations involving lending operations. A number of laws and regulations provide these fair lending requirements and reporting obligations, including, at the federal level, the Equal Credit Opportunity Act, or the “ECOA,” as amended by the Dodd-Frank Act, and Regulation B, as well as the Fair Housing Act, or the “FHA,” and regulations implementing the FHA. ECOA and Regulation B prohibit discrimination in any aspect of a credit transaction based on a number of prohibited factors, including race or color, religion, national origin, sex, marital status, age, the applicant’s receipt of income derived from public assistance programs, and the applicant’s exercise, in good faith, of any right under the Consumer Credit Protection Act. ECOA and Regulation B include lending acts and practices that are specifically prohibited, permitted, or required, and these laws and regulations proscribe data collection requirements, legal action statute of limitations, and disclosure of the consumer’s ability to receive a copy of any appraisal(s) and valuation(s) prepared in connection with certain loans secured by dwellings. FHA prohibits discrimination in all aspects of residential real-estate related transactions based on prohibited factors, including race or color, national origin, religion, sex, familial status, and handicap.
In addition to prohibiting discrimination in credit transactions on the basis of prohibited factors, these laws and regulations can cause a lender to be liable for policies that result in a disparate treatment of or have a disparate impact on a protected class of persons. If a pattern or practice of lending discrimination is alleged by a regulator, then the matter may be referred by the agency to the U.S. Department of Justice, or the “DOJ,” for investigation. In December 2012, the DOJ and CFPB entered into a Memorandum of Understanding under which the agencies have agreed to share information, coordinate investigations, and have generally committed to strengthen their coordination efforts. In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with fair lending requirements into account when regulating and supervising other activities of the bank, including in acting on expansionary proposals.
Consumer Protection Regulations
The activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. This includes Title X of the Dodd-Frank Act, which prohibits engaging in any unfair, deceptive, or abusive acts or practices, or “UDAAP.” UDAAP claims involve detecting and assessing risks to consumers and to markets for consumer financial products and services. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The loan operations of the Bank are also subject to federal laws applicable to credit transactions, such as:
•the Truth-In-Lending Act, or “TILA,” and Regulation Z, governing disclosures of credit and servicing terms to consumer borrowers and including substantial requirements for mortgage lending and servicing, as mandated by the Dodd-Frank Act;
•the Home Mortgage Disclosure Act and Regulation C, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the communities they serve;
•ECOA and Regulation B, prohibiting discrimination on the basis of race, color, religion, or other prohibited factors in any aspect of a credit transaction;
•the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act and Regulation V, as well as the rules and regulations of the FDIC governing the use of consumer reports, provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;
•the Fair Debt Collection Practices Act and Regulation F, governing the manner in which consumer debts may be collected by collection agencies and intending to eliminate abusive, deceptive, and unfair debt collection practices;
•the Real Estate Settlement Procedures Act, or “RESPA,” and Regulation X, which governs various aspects of residential mortgage loans, including the settlement and servicing process, dictates certain disclosures to be provided to consumers, and imposes other requirements related to compensation of service providers, insurance escrow accounts, and loss mitigation procedures;

•The Secure and Fair Enforcement for Mortgage Licensing Act, the “SAFE Act,” which mandates a nationwide licensing and registration system for residential mortgage loan originators. The SAFE Act also prohibits individuals from engaging in the business of a residential mortgage loan originator without first obtaining and maintaining annually registration as either a federal or state licensed mortgage loan originator;
•The Homeowners Protection Act, or the PMI Cancellation Act, provides requirements relating to private mortgage insurance on residential mortgages, including the cancellation and termination of PMI, disclosure and notification requirements, and the requirement to return unearned premiums;
•The Fair Housing Act prohibits discrimination in all aspects of residential real-estate related transactions based on race or color, national origin, religion, sex, and other prohibited factors;
•The Servicemembers Civil Relief Act and Military Lending Act, providing certain protections for servicemembers, members of the military, and their respective spouses, dependents and others; and
•Section 106(c)(5) of the Housing and Urban Development Act requires making home ownership available to eligible homeowners.
The deposit operations of the Bank are also subject to federal laws, such as:
•the Federal Deposit Insurance Act, or the “FDIA,” which, among other things, limits the amount of deposit insurance available per insured depositor category to $250,000 and imposes other limits on deposit-taking;
•the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•the Electronic Funds Transfer Act and Regulation E, which governs the rights, liabilities, and responsibilities of consumers and financial institutions using electronic fund transfer services, and which generally mandates disclosure requirements, establishes limitations on liability applicable to consumers for unauthorized electronic fund transfers, dictates certain error resolution processes, and applies other requirements relating to automatic deposits to and withdrawals from deposit accounts;
•The Expedited Funds Availability Act and Regulation CC, setting forth requirements to make funds deposited into transaction accounts available according to specified time schedules, disclose funds availability policies to customers, and relating to the collection and return of checks and electronic checks, including the rules regarding the creation or receipt of substitute checks; and
•the Truth in Savings Act and Regulation DD, which requires depository institutions to provide disclosures so that consumers can make meaningful comparisons about depository institutions and accounts.
The CFPB is an independent regulatory authority housed within the Federal Reserve. The CFPB has broad authority to regulate the offering and provision of consumer financial products and services. The CFPB has the authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with federal consumer laws. The authority to supervise and examine depository institutions with $10 billion or less in assets, such as us, for compliance with federal consumer laws remains largely with those institutions’ primary regulators. However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. As such, the CFPB may participate in examinations of the Bank. In addition, states are permitted to adopt consumer protection laws and regulations that are stricter than the regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.
The CFPB has issued a number of significant rules that impact nearly every aspect of the lifecycle of consumer financial products and services, including rules regarding residential mortgage loans. These rules implement Dodd-Frank Act amendments to ECOA, TILA and RESPA. Among other things, the rules adopted by the CFPB require banks to: (i) develop and implement procedures to ensure compliance with a “reasonable ability-to-repay” test; (ii) implement new or revised disclosures, policies and procedures for originating and servicing mortgages, including, but not limited to, pre-loan counseling, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower’s principal residence, and mortgage origination disclosures, which integrate existing requirements under TILA and RESPA; (iii) comply with additional restrictions on mortgage loan originator hiring and compensation; and (iv) comply with new disclosure requirements and standards for appraisals and certain financial products.
Bank regulators take into account compliance with consumer protection laws when considering approval of any proposed expansionary proposals.

Anti-Money Laundering and the USA Patriot Act
Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The program must comply with the anti-money laundering provisions of the Bank Secrecy Act, or the “BSA.” FirstSun and the Bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions, foreign customers, and other high risk customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and certain laws provide law enforcement authorities with increased access to financial information maintained by banks. Financial institutions must comply with requirements regarding risk-based procedures for conducing ongoing customer due diligence, which requires the institutions to take appropriate steps to understand the nature and purpose of customer relationships and identify and verify the identity of the beneficial owners of legal entity customers.
Anti-money laundering obligations have been substantially strengthened as a result of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, which we refer to as the “USA PATRIOT Act.” Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing cease and desist orders and money penalty sanctions against institutions that have not complied with these requirements.
The USA PATRIOT Act amended the Bank Secrecy Act and provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (a) requiring standards for verifying customer identification at account opening; (b) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (c) reports by nonfinancial trades and businesses filed with the U.S. Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; (d) filing suspicious activities reports if a bank believes a customer may be violating U.S. laws and regulations; and (e) requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.
Under the USA PATRIOT Act, the regulators can provide lists of the names of persons suspected of involvement in terrorist activities. The Bank can be requested, to search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report and contact the applicable governmental authorities.
On January 1, 2021, Congress overrode former President Trump’s veto and thereby enacted the National Defense Authorization Act for Fiscal Year 2021, or “NDAA.” The NDAA provides for one of the most significant overhauls of the BSA and related anti-money laundering laws since the USA Patriot Act. Notably, changes include:
•expansion of coordination and information sharing efforts among the agencies tasked with administering anti-money laundering and countering the financing of terrorism requirements, including the Financial Crimes Enforcement Network, or “FinCEN,” the primary federal banking regulators, federal law enforcement agencies, national security agencies, the intelligence community, and financial institutions;
•providing additional penalties with respect to violations of BSA and enhancing the powers of FinCEN;
•significant updates to the beneficial ownership collection rules and the creation of a registry of beneficial ownership which will track the beneficial owners of reporting companies which may be shared with law enforcement and financial institutions conducting due diligence under certain circumstances;
•improvements to existing information sharing provisions that permit financial institutions to share information relating to SARs with foreign branches, subsidiaries, and affiliates (except those located in China, Russia, or certain other jurisdictions) for the purpose of combating illicit finance risks; and
•enhanced whistleblower protection provisions, allowing whistleblower(s) who provide original information which leads to successful enforcement of anti-money laundering laws in certain judicial or administrative actions resulting in certain monetary sanctions to receive up to 30% of the amount that is collected in monetary sanctions as well as increased protections.

Under the USA PATRIOT Act, FinCEN can send our banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. The Bank can be requested, to search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report and contact FinCEN.
The Office of Foreign Assets Control
The Office of Foreign Assets Control, or “OFAC,” which is an office in the U.S. Department of the Treasury, is responsible for helping to ensure that U.S. entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts; owned or controlled by, or acting on behalf of target countries, and narcotics traffickers. If a bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze or block the transactions on the account.
Financial Privacy and Cybersecurity
Under privacy protection provisions of the Gramm-Leach-Bliley Act of 1999, the “GBL,” and related regulations, we are limited in our ability to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking agencies, including the OCC, have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services.
Consumers must be notified in the event of a data breach under applicable state laws. Multiple states and Congress are considering laws or regulations which could create new individual privacy rights and impose increased obligations on companies handling personal data. For example, on November 18, 2021, the federal financial regulatory agencies published a final rule that will impose upon banking organizations and their service providers new notification requirements for significant cybersecurity incidents. Specifically, the final rule requires banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a “computer-security incident” that rises to the level of a “notification incident” within the meaning attributed to those terms by the final rule. Banks’ service providers are required under the final rule to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for as much as four hours. The final rule will take effect on April 1, 2022 and banks and their service providers must be in compliance with the requirements of the rule by May 1, 2022.
Deposit Premiums and Assessments
As an FDIC-insured bank, we must pay deposit insurance assessments to the FDIC based on our average total assets minus our average tangible equity. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government.
As an institution with less than $10 billion in assets, our assessment rates are based on the level of risk we pose to the FDIC’s deposit insurance fund (DIF). Pursuant to changes adopted by the FDIC that were effective July 1, 2016, the initial base rate for deposit insurance is between three and 30 basis points. Total base assessment after possible adjustments now ranges between 1.5 and 40 basis points. For established smaller institutions, such as us, the total base assessment rate is calculated by using supervisory ratings as well as (a) an initial base assessment rate, (b) an unsecured debt adjustment (which can be positive or negative), and (c) a brokered deposit adjustment.
In addition to the ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances. For example, under the Dodd-Frank Act, the minimum designated reserve ratio for the DIF was increased to 1.35% of the estimated total amount of insured deposits. On September 30, 2018, the DIF reached 1.36%, exceeding the statutorily required minimum reserve ratio of 1.35%. On reaching the minimum reserve ratio of 1.35%, FDIC regulations provided for two changes to deposit insurance assessments: (a) surcharges on insured depository institutions with total consolidated assets of $10 billion or more (large institutions) ceased; and (b) small banks were to receive assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15% and 1.35%, to be applied when the reserve ratio is at or above 1.38%.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a notice and hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
CRE Guidance
In December 2015, the federal banking regulators released a statement entitled “Interagency Statement on Prudent Risk Management for Commercial Real Estate Lending,” or the “CRE Guidance.” In the CRE Guidance, the federal banking regulators (a) expressed concerns with institutions that ease CRE underwriting standards, (b) directed financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks, and (c) indicated that they will continue to pay special attention to CRE lending activities and concentrations. The federal banking regulators previously issued guidance in December 2006, entitled “Interagency Guidance on Concentrations in CRE Lending, Sound Risk Management Practices,” which stated that an institution that is potentially exposed to significant CRE concentration risk should employ enhanced risk management practices. Specifically, the guidance states that such institutions have (i) total CRE loans representing 300% or more of the institution’s total capital and (ii) the outstanding balance of such institution’s CRE loan portfolio has increased by 50% or more during the prior 36 months.
Effect of Governmental Monetary Policies
Our earnings are affected by domestic economic conditions and the monetary policies of the U.S. and its agencies. The Federal Open Market Committee’s monetary policies have had, and are likely to continue to have, an important effect on the operating results of banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects on the levels of bank loans, investments and deposits through its open market operations in U.S. government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. We cannot predict the nature or effect of future changes in such monetary policies.
Future Legislation and Regulation
Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied or interpreted. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of the proposed legislation has in the past and may in the future affect the regulatory structure under which we operate and may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital or modify our business strategy, or limit our ability to pursue business opportunities in an efficient manner. Our business, financial condition, results of operations or prospects may be adversely affected, perhaps materially, as a result.
Internet Address
We maintain an internet website at http://ir.firstsuncb.com. No information contained on our website is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Item 1A. Risk Factors
There are risks, many beyond our control, which could cause our results to differ significantly from management’s expectations. Some of these risk factors are described below. Any factor described in this report could, by itself or together with one or more other factors, adversely affect our business, results of operations and/or financial condition. Additional risks and uncertainties not currently known to us or that we currently consider to not be material also may materially and adversely affect us. In assessing these risks, you should also refer to other information disclosed in our SEC filings, including the financial statements and notes thereto. The risks discussed below also include forward-looking statements, and actual results may differ substantially from those discussed or implied in these forward-looking statements.
Risks Related to the Mergers
The success of the mergers and bank merger will depend on a number of uncertain factors.
The success of the merger will depend on a number of factors, including, without limitation:
•our ability to integrate the branches acquired from Pioneer in the merger (the “acquired branches”) into our current operations;
•our ability to limit the outflow of deposits held by new customers in the acquired branches and to successfully retain and manage interest-earning assets (i.e., loans) acquired in the merger;
•our ability to control the incremental noninterest expense from the acquired branches in a manner that enables us to maintain a favorable overall efficiency ratio;
•our ability to retain and attract the appropriate personnel to staff the acquired branches; and
•our ability to earn acceptable levels of interest and noninterest income, including fee income, from the acquired branches.
Additionally, no assurance can be given that the operation of the acquired branches will not adversely affect our existing profitability, that we will be able to achieve results in the future similar to those achieved by our existing banking business, or that we will be able to manage any growth resulting from the merger effectively.
Combining FirstSun and Pioneer may be more difficult, costly or time consuming than expected and we may fail to realize the anticipated benefits of the mergers.
The success of the mergers will depend, in part, on the ability to realize the anticipated cost savings from combining the businesses of FirstSun and Pioneer. To realize the anticipated benefits and cost savings from the mergers, FirstSun and Pioneer must successfully integrate and combine their businesses in a manner that permits those cost savings to be realized. If FirstSun and Pioneer are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings and anticipated benefits of the merger could be less than anticipated, and integration may result in additional unforeseen expenses.
FirstSun and Pioneer have operated and, until the completion of the mergers, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. Integration efforts between the two companies may also divert management attention and resources. In addition, the impacts of the COVID-19 pandemic may make it more costly or more difficult to integrate the businesses of FirstSun and Pioneer, which, in turn, may make it more difficult for the combined company to realize anticipated synergies or cost savings in the amounts estimated or in the timeframe contemplated, or at all. These integration matters could have an adverse effect on each of FirstSun and Pioneer during this transition period and for an undetermined period after completion of the mergers on the combined company.
The combined company may be unable to retain Pioneer personnel successfully after the merger is completed.
The success of the merger will depend in part on the combined company’s ability to retain the talents and dedication of key employees currently employed by Pioneer. It is possible that these employees may decide not to remain with Pioneer while the merger is pending or with the combined company after the merger is consummated. If key employees terminate their employment, or if an insufficient number of employees are retained to maintain effective operations, the combined company’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating Pioneer to hiring suitable replacements, all of which may cause the combined company’s business to suffer. In addition, we may not be able to locate suitable replacements for any key employees who leave the combined company, or to offer employment to potential replacements on reasonable terms.
The combined company expects to incur substantial expenses related to the mergers.
The combined company expects to incur substantial expenses in connection with completing the mergers and combining the business, operations, networks, systems, technologies, policies and procedures of FirstSun and those of Pioneer. Although FirstSun and Pioneer have assumed that a certain level of transaction and combination expenses would be incurred, there are a number of factors beyond their control that could affect the total amount or the timing of their combination expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transaction and combination expenses associated with the mergers could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the combination of the businesses following the completion of the mergers.
In addition, before completing the mergers, each of FirstSun and Pioneer will incur or have incurred substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement. If the mergers are not completed, FirstSun and Pioneer would have to recognize these expenses without realizing the anticipated benefits of the mergers.
Termination of the merger agreement could negatively affect us.
If the merger agreement is terminated and the mergers are not completed for any reason, there may be various adverse consequences and we may experience negative reactions from our customers and employees. For example, our business may have been affected adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger.
The COVID-19 pandemic may delay and adversely affect the completion of the mergers.
The COVID-19 pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, the business, financial condition, liquidity, capital and results of operations of FirstSun and Pioneer. If the effects of the COVID-19 pandemic cause continued or extended decline in the economic environment and the financial results of FirstSun or Pioneer, or the business operations of FirstSun or Pioneer are further disrupted as a result of the COVID-19 pandemic, efforts to complete the merger and integrate the businesses of FirstSun and Pioneer may also be delayed and adversely affected.
Risks Related to Our Business
Economic and Geographic-Related Risks
The ongoing COVID-19 pandemic could have an adverse impact on our financial performance and results of operations.
As the COVID-19 pandemic has evolved from its emergence in early 2020, so has its impact. Many states have re-instituted, or strongly encouraged, varying levels of quarantines and in some cases have at times limited operations of certain businesses and taken other restrictive measures designed to help slow the spread of COVID-19 and its variants. Governments and businesses have also instituted vaccine mandates and testing requirements for employees. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including the collateral underlying certain of our loans. Moreover, with the potential for new strains of COVID-19 to emerge, governments and businesses may re-impose aggressive measures to help slow its spread in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential impacts are uncertain and difficult to assess.
Although financial markets have largely rebounded from the significant declines that occurred earlier in the pandemic and global economic conditions showed signs of improvement during the second half of 2020 and throughout 2021, many of the circumstances that arose or became more pronounced after the onset of the COVID-19 pandemic persist, which may subject us to a number of risks, including, without limitation, the following:
•lower loan demand and an increased risk of loan delinquencies, defaults, and foreclosures due a number of factors, including continuing supply chain issues, decreased consumer and business confidence and economic activity;

•collateral for loans, especially real estate, may decline in value, which may reduce our ability to liquidate such collateral and could cause loan losses to increase and impair our ability over the long run to maintain our loan origination volume;
•volatility in financial and capital markets, interest rates, and exchange rates;
•a significant decline in the market value of our common stock, which may result in us recording a goodwill impairment charge, which could adversely affect our results of operations;
•increased demands on capital and liquidity;
•a reduction in the value of the assets that we manage or otherwise administer or service for others, affecting related fee income and demand for our services;
•heightened cybersecurity, information security, and operational risks as cybercriminals attempt to profit from the disruption resulting from the pandemic given increased online and remote activity, including as a result of work-from-home arrangements;
•disruptions to business operations experienced by counterparties and service providers;
•increased risk of business disruption from the loss of employees due to their inability to work effectively because of illness, quarantines, government actions, failures in systems or technology that disrupt work-from-home arrangements, or other effects of the COVID-19 pandemic, including the increase in employee resignations currently taking place throughout the United States in connection with the COVID-19 pandemic, which is commonly referred to as the “great resignation”; and
•decreased demands for our products and services.
We have also experienced and may experience other negative impacts to our business as a result of the pandemic that could exacerbate other risks discussed in this “Risk Factors” section. The ongoing fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, presents material uncertainty and risk with respect to us.
Our business may be adversely affected by economic conditions.
Our financial performance generally, and in particular, the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer and whose success we rely on to drive our growth, is highly dependent upon the business environment in the primary markets where we operate and in the United States as a whole. Unlike larger financial institutions that are more geographically diversified, we are a regional bank that provides banking and financial services to customers primarily in Kansas, Colorado, New Mexico, Texas and Arizona. The economic conditions in these markets may be different from, and in some instances worse than, the economic conditions in the United States as a whole.
Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation, monetary supply, fluctuations in the debt and equity capital markets, and the strength of the domestic economy and the local economies in the markets in which we operate. Unfavorable market conditions can result in a deterioration of the credit quality of borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, foreclosures, additional provisions for loan losses, adverse asset values and a reduction in assets under management or administration. The majority of our loan portfolio is secured by real estate. A decline in real estate values can negatively impact our ability to recover our investment should the borrower become delinquent. Loans secured by stock or other collateral may be adversely impacted by a downturn in the economy and other factors that could reduce the recoverability of our investment. Unsecured loans are dependent on the solvency of the borrower, which can deteriorate, leaving us with a risk of loss. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability of or increases in the cost of credit and capital, increases in inflation or interest rates, high unemployment, natural disasters, epidemics and pandemics (such as COVID-19), state or local government insolvency, or a combination of these or other factors.
The impact of the COVID-19 pandemic is fluid and continues to evolve and there is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the onset of the pandemic. Moreover, as economic conditions relating to the pandemic have improved over time, the Federal Reserve has shifted its focus to limiting inflationary and other potentially adverse effects of the pandemic-related government stimulus, which signals the potential for a continued period of economic uncertainty even if the pandemic subsides. In addition, there are continuing concerns related to, among other things, the level of U.S. government debt and fiscal actions that may be taken to address that debt, the potential resurgence of economic and political tensions with China or the Russian invasion of Ukraine, each of which may have a destabilizing effect on financial markets and economic activity. Economic pressure on consumers and overall economic uncertainty may result in changes in consumer and business spending, borrowing and saving habits.

These economic conditions and/or other negative developments in the domestic or international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and high unemployment or underemployment may also result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.
Our wealth management business may be negatively impacted by changes in economic and market conditions and clients may seek legal remedies for investment performance.
Our wealth management business may be negatively impacted by changes in general economic and market conditions because the performance of this businesses is directly affected by conditions in the financial and securities markets. The financial markets and businesses operating in the securities industry are highly volatile (meaning that performance results can vary greatly within short periods of time) and are directly affected by, among other factors, domestic and foreign economic conditions and general trends in business and finance, and by the threat, as well as the occurrence of global conflicts or events, such as the global COVID-19 pandemic, all of which are beyond our control. We cannot assure you that broad market performance will be favorable in the future. Declines in the financial markets or a lack of sustained growth may result in a decline in the performance of our wealth management business and may adversely affect the market value and performance of the investment securities that we manage, which could lead to reductions in our wealth management fees, because they are based primarily on the market value of the securities we manage, and could lead some of our clients to reduce their assets under management by us or seek legal remedies for investment performance. If any of these events occur, the financial performance of our wealth management business could be materially and adversely affected.
Lending and Interest Rate Risks
If we fail to effectively manage credit risk, our business and financial condition will suffer.
We must effectively manage credit risk. There are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting and guidelines, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral. There is no assurance that our credit risk monitoring and loan approval procedures are or will be adequate or will reduce the inherent risks associated with lending.
Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval, review and administrative practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. Many of our loans are made to small and medium-sized businesses that are less able to withstand competitive, economic and financial pressures than larger borrowers. Consequently, we may have significant exposure if any of these borrowers become unable to pay their loan obligations as a result of economic or market conditions, or personal circumstances. In addition, we are a middle-market lender, as such, the relative size of individual credits in our commercial portfolio increases the potential impact from singular credit events. A failure to effectively measure and limit the credit risk associated with our loan portfolio may result in loan defaults, foreclosures and additional charge-offs, and may necessitate that we significantly increase our allowance for loan losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition and results of operations.
Our estimated allowance for loan losses and fair value adjustments with respect to acquired loans may prove to be insufficient to absorb actual losses in our loan portfolio, which may adversely affect our business, financial condition and results of operations.
We are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to ensure full repayment. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results and ability to meet our obligations. We evaluate the collectability of our loan portfolio and we maintain an allowance for loan losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio that we believe to be adequate based on a variety of factors including but not limited to: the risk characteristics of various classifications of loans, previous loan loss experience, specific loans that have loss potential, delinquency trends, estimated fair market value of the collateral, current economic conditions, the views of our regulators, and geographic and industry loan concentrations. If our evaluation is incorrect and defaults by borrowers lead to loan losses that exceed our allowance for loan losses, our earnings could be significantly and adversely affected. No assurance can be given that the allowance will be adequate to cover loan losses incurred in our portfolio. We may experience losses in our loan portfolio or perceive adverse conditions and trends that may require us to significantly increase our allowance for loan losses in the future, a decision that would reduce earnings.
The application of the acquisition method of accounting in our prior acquisition or any future acquisitions, including the proposed merger with Pioneer, will impact our allowance for loan losses. Under the acquisition method of accounting, all acquired loans were recorded in our consolidated financial statements at their estimated fair value at the time of acquisition and any related allowance for loan loss was eliminated because credit quality, among other factors, was considered in the determination of fair value. To the extent that our estimates of fair value are too high, we will incur losses associated with the acquired loans.
In addition, our regulators, as an integral part of their periodic examination, review our methodology for calculating, and the adequacy of, our allowance and provision for loan losses. Although we believe that the methodology used by us to determine the amount of both the allowance for loan losses and provision is effective, the regulators or our auditor may conclude that changes are necessary based on information available to them at the time of their review, which could impact our overall credit portfolio. Such changes could result in, among other things, modifications to our methodology for determining our allowance or provision for loan losses or models, reclassification or downgrades of our loans, increases in our allowance for loan losses or other credit costs, imposition of new or more stringent concentration limits, restrictions in our lending activities and/or recognition of further losses. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for loan losses, we may need additional provisions for loan losses to restore the adequacy of our allowance for loan losses.
We are exposed to higher credit risk by commercial real estate (inclusive of construction lending) and commercial and industrial lending.
Commercial real estate, commercial business and construction lending usually involves higher credit risks than that of single-family residential lending. At December 31, 2021, the following loan types accounted for the stated percentages of our total loan portfolio: commercial real estate 29.1% (primarily consists of owner and non-owner occupied real estate), and commercial and industrial 59.6%. These types of loans involve larger loan balances to a single borrower or groups of related borrowers.
Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends in some cases on successful development of their properties, as well as the factors affecting residential real estate borrowers. These loans may involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.
Commercial and industrial business loans are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses, which may be unpredictable, and the collateral securing these loans may fluctuate in value. Although commercial and industrial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor.
Risk of loss on a construction and land development loan depends largely upon whether our initial estimate of the property’s value at completion of construction exceeds the cost of the property construction (including interest) and the availability of permanent take-out financing. During the construction phase, a number of factors can result in delays and cost overruns. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan or by seizure of collateral.
Commercial real estate, commercial business, and construction loans are more susceptible to a risk of loss during a downturn in the business cycle. Our underwriting, review, and monitoring cannot eliminate all of the risks related to these loans.
As of December 31, 2021, our commercial real estate loans (primarily owner and non-owner occupied real estate) were equal to 208.5% of our total risk-based capital. The banking regulators give commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement enhanced underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.
A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.
A significant portion of our loans are secured by real estate. As of December 31, 2021, approximately 42.5% of such loans had real estate as primary collateral (owner occupied and non-owner occupied real estate loans). Additionally, certain loans may have real estate as a secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Deterioration in the real estate market could cause us to adjust our opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an additional increase in our provisions for loan losses, which could also adversely affect our business, financial condition, and results of operations.
Nonperforming assets take significant time and resources to resolve and adversely affect our results of operations and financial condition.
At December 31, 2021, we had a total of approximately $40.3 million of nonperforming assets or approximately 0.71% of total assets. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs and adversely affecting our efficiency ratio. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels regulators believe are appropriate in light of the ensuing risk profile. In addition, the resolution of nonperforming assets requires significant commitments of time from management, which may materially and adversely impact their ability to perform their other responsibilities. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.
New accounting standards such as ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (CECL) could require us to increase our allowance for loan losses and may have a material adverse effect on our reported financial condition and results of operations.
The measure of our allowance for loan losses will be impacted by the adoption and interpretation of accounting standards. The Financial Accounting Standards Board, or FASB, has issued a new credit impairment model, the Current Expected Credit Loss, or CECL model, which will become applicable to us in 2023. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model currently required under GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.
We are subject to interest rate risk, which could adversely affect our financial condition and profitability.
The majority of our banking assets are subject to changes in interest rates. For example, as of December 31, 2021, 47.2% of our loan portfolio, including loan level derivative instruments, consisted of floating and adjustable interest rate loans. Like most financial institutions, our earnings significantly depend on our net interest income, the principal component of our earnings, which is the difference between interest earned by us from our interest-earning assets, such as loans and investment securities, and interest paid by us on our interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. Many factors beyond our control impact interest rates, including economic conditions, governmental monetary policies, inflation, recession, changes in unemployment, the money supply, and disorder and instability in domestic and foreign financial markets. Changes in monetary policies of the various government agencies could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our assets and liabilities.
In response to the COVID-19 pandemic, the Federal Open Market Committee cut short-term interest rates to a record low range of 0% to 0.25%. We expect that this reduction of interest rates will, gradually and slowly over the course of the next year, be reversed, with the Federal Reserve now signaling its concerns with respect to inflation and announcing that it will begin to taper its purchase of mortgage and other bonds. The timing and impact of the expected reversal in interest rate trends is unknown.
In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. Interest rate increases often result in larger payment requirements for our floating interest rate borrowers, which increases the potential for default. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. An increase (or decrease) in interest rates may also require us to increase (or decrease) the interest rates that we pay on our deposits.
Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to increases in nonperforming assets, charge-offs and delinquencies, further increases to the allowance for loan losses, and a reduction of income recognized, among others, which could have a material adverse effect on our results of operations and cash flows. Further, when we place a loan on non-accrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. At the same time, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets could have a material adverse impact on our net interest income.
Additionally, an increase in interest rates may not increase our net interest income to the same extent we currently anticipate based on our modeling estimates and the assumptions underlying such modeling. Our failure to benefit from an increased interest rate environment to the extent we currently estimate, to the same extent as our competitors or at all could have a material adverse effect on our business, financial condition and results of operations.
Mortgage Banking Risks
Our mortgage revenue is cyclical and is sensitive to the level of interest rates, changes in economic conditions, decreased economic activity, and slowdowns in the housing market.
We may not be able to grow our mortgage business at the same rate of growth achieved in recent years or even grow our mortgage business at all. The success of our mortgage division is dependent upon our ability to originate loans and sell them to investors, in each case at or near current volumes. Loan production levels are sensitive to changes in the level of interest rates and changes in economic conditions. Mortgage production, especially refinancing activity, declines in rising interest rate environments. Our mortgage origination volume could be materially and adversely affected by rising interest rates. Accordingly, when interest rates increase, we generally expect that our mortgage production will decline.
Because we sell a substantial portion of the mortgage loans we originate, the profitability of our mortgage banking business also depends in large part on our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. In fact, when rates rise, we expect increasing industry-wide competitive pressures related to changing market conditions to reduce pricing margins and mortgage revenues generally. If our level of mortgage production declines, our continued profitability will depend upon our ability to reduce our costs commensurate with the reduction of revenue from our mortgage operations. If we are unable to do so, our continued profitability may be materially and adversely affected.
We are subject to certain risks related to originating and selling mortgage loans that could have a material adverse effect on our financial condition and results of operations.
We sell mortgage loans to generate earnings and manage our liquidity and capital levels, as well as to create geographical and product diversity in our loan portfolio. Disruptions in the financial markets, a decrease in demand for these loans, or changes to laws or regulations that reduce the attractiveness of such loans to purchasers of the loans could require us to decrease our lending activities or retain a greater portion of the loans we originate. Selling fewer loans would generally result in a decrease in the gains recognized on the sale of loans, could increase our capital needs as a result of the increase of risk weighted assets, result in decreased liquidity, and result in increased credit risk as our loan portfolio increased in size, any of which could have a material adverse effect on our financial condition and results of operations.

The structure of certain loan sales may result in the retention of credit or financial risks. We retain mortgage servicing rights on a majority of the mortgage loans we sell. Mortgage servicing rights, the right to service a loan and receive servicing income over the life of the loan, are recognized as assets or liabilities at estimated fair value. The value of mortgage servicing rights are affected by prepayment speeds of mortgage loans and changes; therefore, actual performance may differ from our expectations. The impact of such factors could have a material adverse effect on the value of these mortgage servicing rights and on our financial condition and results of operations.
When loans are sold or securitized, it is customary to make representations, warranties and covenants to the purchaser or investors about the loans, including the manner in which they were originated and will be serviced. These agreements generally require the repurchase of loans or indemnification in the event we breach these representations, warranties or covenants and such breaches are not cured. In addition, some agreements contain a requirement to repurchase loans as a result of early payoffs by the borrower, early payment default of the borrower or defects affecting the security interest in the collateral. We have not been obligated to make significant repurchases of sold loans in the past. A material increase in the amount of loans repurchased could have a material adverse effect on our financial condition and results of operations.
Decreased residential mortgage origination volume and pricing decisions of competitors may adversely affect our profitability.
Our mortgage division originates, sells and services residential mortgage loans. Changes in interest rates, housing prices, applicable government regulations and pricing decisions by our loan competitors may adversely affect demand for our residential mortgage loan products, the revenue realized on the sale of loans, the revenues received from servicing such loans for others and, ultimately, reduce our net income. New regulations, increased regulatory reviews, and/or changes in the structure of the secondary mortgage markets which we utilize to sell mortgage loans may increase costs and make it more difficult to operate a residential mortgage origination business. Our revenue from the mortgage banking business was $86.4 million in 2021 and $122.2 million in 2020. This revenue will likely decline in future periods as interest rates rise or if the other risks highlighted in this paragraph are realized, which will adversely affect our profitability.
We are dependent on U.S. government-sponsored entities and government agencies, and any changes in these entities, their current roles or the leadership at such entities or their regulators could materially and adversely affect our business, financial condition, liquidity and results of operations.
Our ability to generate revenues through mortgage loan sales depends on programs administered by government-sponsored entities (“GSEs”), such as Fannie Mae and Freddie Mac, government agencies, including Ginnie Mae, and others that facilitate the issuance of mortgage-backed securities (“MBS”), in the secondary market. Presently, almost all of the newly originated loans that we originate directly with borrowers qualify under existing standards for inclusion in MBS issued by Fannie Mae or Freddie Mac or guaranteed by Ginnie Mae. A number of legislative proposals have been introduced in recent years that would wind down or phase out the GSEs. It is not possible to predict the scope and nature of the actions that the U.S. government, will ultimately take with respect to the GSEs. Any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and their regulators or the U.S. federal government, and any changes in leadership at these entities, could adversely affect our business and prospects. Any discontinuation of, or significant reduction in, the operation of Fannie Mae or Freddie Mac or any significant adverse change in their capital structure, financial condition, activity levels in the primary or secondary mortgage markets or in underwriting criteria could materially and adversely affect our business, financial condition, liquidity and results of operations.
Elimination of the traditional roles of Fannie Mae and Freddie Mac, or any changes to the nature or extent of the guarantees provided by Fannie Mae and Freddie Mac or the fees, terms and guidelines that govern our selling and servicing relationships with them, could also materially and adversely affect our ability to sell and securitize loans through our loan production segment, and the performance, liquidity and market value of our investments. Moreover, any changes to the nature of the GSEs or their guarantee obligations could redefine what constitutes an Agency MBS and could have broad adverse implications for the market and our business, financial condition, liquidity and results of operations.
We may be terminated as a servicer of mortgage loans, be required to repurchase a mortgage loan or reimburse investors for credit losses on a mortgage loan, or incur costs, liabilities, fines and other sanctions if we fail to satisfy our servicing obligations, including our obligations with respect to mortgage loan foreclosure actions.
We act as servicer for approximately $4.8 billion of residential loans owned by third parties as of December 31, 2021. As a servicer for those loans we have certain contractual obligations, including foreclosing on defaulted mortgage loans or, to the extent applicable, considering alternatives to foreclosure such as loan modifications or short sales. If we commit a material breach of our obligations as servicer, we may be subject to termination if the breach is not cured within a specified period of time following notice, causing us to lose servicing income.

For certain investors and/or certain transactions, we may be contractually obligated to repurchase a mortgage loan or reimburse the investor for credit losses incurred on the loan as a remedy for servicing errors with respect to the loan. If we have increased repurchase obligations because of claims that we did not satisfy our obligations as a servicer, or increased loss severity on such repurchases, we may have a significant reduction to net servicing income within our mortgage banking noninterest income. We may incur costs if we are required to, or if we elect to, re-execute or re-file documents or take other action in our capacity as a servicer in connection with pending or completed foreclosures. We may incur litigation costs if the validity of a foreclosure action is challenged by a borrower. If a court were to overturn a foreclosure because of errors or deficiencies in the foreclosure process, we may have liability to the borrower and/or to any title insurer of the property sold in foreclosure if the required process was not followed. These costs and liabilities may not be legally or otherwise reimbursable to us. In addition, if certain documents required for a foreclosure action are missing or defective, we could be obligated to cure the defect or repurchase the loan. We may incur liability to securitization investors relating to delays or deficiencies in our processing of mortgage assignments or other documents necessary to comply with state law governing foreclosures. The fair value of our mortgage servicing rights may be negatively affected to the extent our servicing costs increase because of higher foreclosure costs. We may be subject to fines and other sanctions imposed by federal or state regulators as a result of actual or perceived deficiencies in our foreclosure practices or in the foreclosure practices of other mortgage loan servicers. Any of these actions may harm our reputation or negatively affect our home lending or servicing business.
We may be required to repurchase mortgage loans or indemnify buyers against losses in some circumstances, which could harm our liquidity, results of operations and financial condition.
When mortgage loans are sold, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to purchasers, guarantors and insurers, including the GSEs, about the mortgage loans and the manner in which they were originated. Whole loan sale agreements require repurchase or substitute mortgage loans, or indemnify buyers against losses, in the event we breach these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of early payment default of the borrower on a mortgage loan. If repurchase and indemnity demands increase and such demands are valid claims and are in excess of our provision for potential losses, our liquidity, results of operations and financial condition may be adversely affected.
Operational Risks
We are subject to losses due to errors, omissions or fraudulent behavior by our employees, clients, counterparties or other third parties.
We are exposed to many types of operational risk, including the risk of fraud by employees and third parties, clerical recordkeeping errors and transactional errors. Our business is dependent on our employees as well as third-party service providers to process a large number of increasingly complex transactions. We could be materially and adversely affected if employees, clients, counterparties or other third parties caused an operational breakdown or failure, either as a result of human error, fraudulent manipulation or purposeful damage to any of our operations or systems.
In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a customer’s audited financial statements conform to GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. Our financial condition and results of operations could be negatively impacted to the extent we incorrectly assess the creditworthiness of our borrowers, fail to detect or respond to deterioration in asset quality in a timely manner, or rely on financial statements that do not comply with GAAP or are materially misleading.
We are exposed to the possibility of technology failure and a disruption in our operations may adversely affect our business.
We rely on our computer systems and the technology of outside service providers. Our daily operations depend on the operational effectiveness of their technology. We rely on our systems to accurately track and record our assets and liabilities. If our computer systems or outside technology sources become unreliable, fail, or experience a breach of security, our ability to maintain accurate financial records may be impaired, which could materially affect our business operations and financial condition. In addition, a disruption in our operations resulting from failure of transportation and telecommunication systems, loss of power, interruption of other utilities, natural disaster, fire, global climate changes, computer hacking or viruses, failure of technology, terrorist activity or the domestic and foreign response to such activity or other events outside of our control could have an adverse impact on the financial services industry as a whole and/or on our business. Our business recovery plan may not be adequate and may not prevent significant interruptions of our operations or substantial losses. The increased number of cyberattacks during the past few years has further heightened our attention to this risk. As such, we are continuously reviewing and implementing additional security controls and generally expanding our cybersecurity team to monitor and assist with the mitigation of this ever-increasing risk.
A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers or other third parties, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.
We rely heavily on communications and information systems to conduct our business. Information security risks for financial institutions such as ours have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. As client, public, and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting and data processing systems, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics (such as the COVID-19 pandemic); events arising from local or larger scale political or social matters, including terrorist acts; and cyber-attacks.
As noted above, our business relies on our digital technologies, computer and email systems, software, and networks to conduct our operations. Although we have information security procedures and controls in place, our technologies, systems, networks, and our clients’ devices may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our clients’ confidential, proprietary and other information, or otherwise disrupt our or our clients’ or other third parties’ business operations. Third parties with whom we do business or that facilitate our business activities, including financial intermediaries, or vendors that provide services or security solutions for our operations, and other third parties, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.
While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Our risk and exposure to these matters remains heightened because of the evolving nature of these threats. As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and clients, or cyber-attacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.
Our controls and procedures may fail or be circumvented, which could have a material adverse effect on our business, result of operations and financial condition.
We regularly review and update our internal controls and procedures and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures may lead to operational losses including internal and external fraud which could have a material adverse effect on our business, results of operations and financial condition.

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.
We are a community bank, and our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values: being an integral part of the communities we serve; delivering superior service to our customers; and caring about our customers and associates. Damage to our reputation could undermine the confidence of our current and potential clients in our ability to provide financial services. Such damage could also impair the confidence of our counterparties and business partners, and ultimately affect our ability to effect transactions. Maintenance of our reputation depends not only on our success in maintaining our core values and controlling and mitigating the various risks described herein, but also on our success in identifying and appropriately addressing issues that may arise in areas such as potential conflicts of interest, anti-money laundering, client personal information and privacy issues, record-keeping, regulatory investigations and any litigation that may arise from the failure or perceived failure of us to comply with legal and regulatory requirements. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results may be materially adversely affected. Further, negative public opinion can expose us to litigation and regulatory action as we seek to implement our growth strategy, which could adversely affect our business, financial condition and results of operations.
We depend on our executive officers and other key employees, and our ability to attract additional key personnel, to continue the implementation of our long-term business strategy, and we could be harmed by the unexpected loss of their services.
We believe that our continued growth and future success will depend in large part on the skills of our executive officers and other key employees and our ability to motivate and retain these individuals, as well as our ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees. Our business is primarily relationship-driven in that many of our key personnel have extensive customer or asset management relationships. Loss of key personnel with such relationships may lead to the loss of business if the customers were to follow that employee to a competitor or if asset management expertise was not replaced in a timely manner. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business strategy may be lengthy. In 2021, there has been a dramatic increase in workers leaving their positions throughout our industry and other industries that is being referred to as the “great resignation,” and the market to build, retain and replace talent has become even more highly competitive. We may not be successful in retaining key personnel, and the unexpected loss of services of one or more of our key personnel could have a material adverse effect on our business because of their skill, knowledge of our primary markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable us, or at all, which could have a material adverse effect on our business, financial condition, results of operation and future prospects.
Failure to keep pace with technological change could adversely affect our business.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business, financial condition and results of operations.
We are subject to environmental risks.
We own certain of our properties, and a significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. As a result, we could be subject to environmental liabilities with respect to these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to obtain an environmental study during the underwriting process for certain commercial real estate loan originations and to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our business financial condition and results of operations.
In addition, we are subject to the growing risk of climate change. Among the risks associated with climate change are more frequent severe weather events. Severe weather events such as droughts, heat waves, hurricanes, tropical storms, tornados, winter storms, freezes, flooding and other large-scale weather catastrophes in our markets subject us to significant risks and more frequent severe weather events magnify those risks. Large-scale weather catastrophes or other significant climate change effects that either damage or destroy residential or multifamily real estate underlying mortgage loans or real estate collateral, or negatively affects the value of real estate collateral or the ability of borrowers to continue to make payments on loans, could decrease the value of our real estate collateral or increase our delinquency rates in the affected areas and thus diminish the value of our loan portfolio. Such events could also cause downturns in economic and market conditions generally, which could have an adverse effect on our business and financial results. The potential losses and costs associated with climate change related risks are difficult to predict and could have a material adverse effect on our business, financial condition and results of operation.
Industry-Related Risks
We are exposed to the possibility that more prepayments may be made by customers to pay down loan balances, which could reduce our interest income and profitability.
Prepayment rates stem from consumer behavior, conditions in the housing and financial markets, general U.S. economic conditions, and the relative interest rates on fixed-rate and adjustable-rate loans. Therefore, changes in prepayment rates are difficult to predict. Recognition of deferred loan origination costs and premiums paid in originating these loans are normally recognized over the contractual life of each loan. As prepayments occur, the rate at which net deferred loan origination costs and premiums are expensed will accelerate. The effect of the acceleration of deferred costs and premium amortization may be mitigated by prepayment penalties paid by the borrower when the loan is paid in full within a certain period of time, which varies between loans. If prepayment occurs after the period of time when the loan is subject to a prepayment penalty, the effect of the acceleration of premium and deferred cost amortization is no longer mitigated. We recognize premiums paid on mortgage-backed securities as an adjustment from interest income over the expected life of the security based on the rate of repayment of the securities. Acceleration of prepayments on the loans underlying a mortgage-backed security shortens the life of the security, increases the rate at which premiums are expensed and further reduces interest income. We may not be able to reinvest loan and security prepayments at rates comparable to the prepaid instrument particularly in a period of declining interest rates.
We could experience a loss due to competition with other financial institutions.
We face substantial competition in all areas of our operations from a variety of different competitors, both within and beyond our principal markets, many of which are larger and may have more financial resources. Such competitors primarily include national, super-regional, and internet banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative and regulatory changes and continued consolidation. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.
Our ability to compete successfully depends on a number of factors, including, among other things:
•our ability to develop, maintain, and build upon long‑term customer relationships based on top quality service, high ethical standards, and safe and sound assets;
•our ability to expand our market position;
•the scope, relevance, and pricing of the products and services we offer to meet our customers’ needs and demands;
•the rate at which we introduce new products and services relative to our competitors;
•customer satisfaction with our level of service; and
•industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, making it more difficult to attract new and retain existing clients and our net interest margin, net interest income and wealth management fees could decline, which would adversely affect our results of operations and could cause us to incur losses in the future.
In addition, our ability to successfully attract and retain wealth management clients is dependent on our ability to compete with competitors’ investment products, level of investment performance, client services and marketing and distribution capabilities. If we are not successful in attracting new and retaining existing clients, our business, financial condition, results of operations and prospects may be materially and adversely affected.
Consumers may decide not to use banks to complete their financial transactions.
Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.
The phase-out of LIBOR could negatively impact our net interest income and require significant operational work.
The United Kingdom’s Financial Conduct Authority (“FCA”) regulates the London Interbank Offered Rate (“LIBOR”), the reference rate previously used for many of our transactions, including our lending and borrowing and our purchase and sale of securities, as well as the derivatives that we use to manage risk related to such transactions. The FCA announced in July 2017 that the sustainability of LIBOR could not be guaranteed. Accordingly, although the FCA confirmed the extension of overnight and 1-, 3-, 6-, and 12-month LIBOR through June 30, 2023 in order to accord financial institutions greater time with which to manage the transition from LIBOR, the FCA is no longer persuading, or compelling, banks to submit to LIBOR. The federal banking agencies, including the OCC, previously determined that banks must cease entering into any new contract that uses LIBOR as a reference rate by no later than December 31, 2021. In addition, banks have been encouraged to identify contracts that extend beyond June 30, 2023 and implement plans to identify and address insufficient contingency provisions in those contracts. The discontinuance of LIBOR has resulted in significant uncertainty regarding the transition to suitable alternative reference rates and could adversely impact our business, operations, and financial results.
The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has endorsed replacing the U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities (“SOFR”). SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR).
The discontinuation of LIBOR, changes in LIBOR, or changes in market perceptions of the acceptability of LIBOR as a benchmark could result in changes to our risk exposures (for example, if the anticipated discontinuation of LIBOR adversely affects the availability or cost of floating-rate funding and, therefore, our exposure to fluctuations in interest rates) or otherwise result in losses on a product or having to pay more or receive less on securities that we own or have issued. In addition, such uncertainty could result in pricing volatility and increased capital requirements, loss of market share in certain products, adverse tax or accounting impacts, and compliance, legal and operational costs and risks associated with client disclosures, discretionary actions taken or negotiation of fallback provisions, systems disruption, business continuity, and model disruption. We have substantial exposure to LIBOR-based products, including loans, securities, derivatives and hedges, and we have transitioned away from the use of LIBOR to alternative rates for all new contracts as of December 31, 2021. We continue to prepare for the transition of our existing LIBOR exposures prior to the final LIBOR cessation date of June 30, 2023 and continue to monitor market developments and regulatory updates, including recent announcements from the ICE Benchmark Administrator, as well as collaborate with regulators and industry groups on the transition of existing exposures.
In addition, the implementation of LIBOR reform proposals may result in increased compliance costs and operational costs, including costs related to continued participation in LIBOR and the transition to a replacement reference rate or rates. We cannot reasonably estimate the expected cost.

We may be adversely affected by the lack of soundness of other financial institutions.
Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could have a material adverse effect on our financial condition and results of operations.
The value of securities in our investment portfolio may decline in the future.
As of December 31, 2021, we had a carrying amount of $590.5 million of investment securities. The fair value of our investment securities may be adversely affected by market conditions, including changes in interest rates, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio. We analyze our securities on a quarterly basis to determine if an other-than-temporary impairment has occurred. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairment in future periods, which could have a material adverse effect on our business, financial condition or results of operations.
Our deposit insurance premiums could be higher in the future, which could have an adverse effect on our future earnings.
The FDIC insures deposits at FDIC-insured depository institutions, such as Sunflower Bank, up to $250,000 per account. Our regular assessments are based on its average consolidated total assets minus average tangible equity as well as by risk classification, which includes regulatory capital levels and the level of supervisory concern. In addition to ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances.
We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums. If our financial condition deteriorates or if the bank regulators otherwise have supervisory concerns about us, then our assessments could rise. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could reduce our profitability, may limit our ability to pursue certain business opportunities, or otherwise negatively impact our operations.
Capital and Liquidity Risks
We may be exposed to a need for additional capital resources in the future and these capital resources may not be available when needed or at all.
We may need to incur additional debt or equity financing in the future to make strategic acquisitions or investments or to strengthen our capital position. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control and our financial performance. Accordingly, we cannot provide assurance that such financing will be available to us on acceptable terms or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, our current stockholders’ interests could be diluted.
Liquidity needs could adversely affect our results of operations and financial condition.
Our primary source of funds are client deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters, which could be exacerbated by potential climate change, and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic conditions. In 2021, we had ample liquidity due to customer deposits received related to federal stimulus programs responding to the COVID-19 pandemic. However, we may experience potential stresses on liquidity management before the COVID-19 pandemic subsides. For instance, as customers manage their own liquidity stress, we could experience an increase in the utilization of existing lines of credit. We may also see deposit levels decrease as a result of distressed economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank advances, sales of securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.
Risks Related to Strategic Plans
We may be adversely affected by risks associated with future mergers and acquisitions, including execution risk, which could disrupt our business and dilute stockholder value.
In accordance with our strategic plan, we evaluate opportunities to acquire other banks and branch locations, as well as other fee generating lines of business, such as fee based advisory and trust services. As a result, we may engage in mergers, acquisitions and other transactions that could have a material effect on our operating results and financial condition, including short and long‑term liquidity.
Our merger and acquisition activities could be material and could require us to issue a significant number of shares of our common stock or other securities and/or to use a substantial amount of cash, other liquid assets, and/or incur debt.
Our merger and acquisition activities could involve a number of additional risks, including the risks of:
•the incurrence and possible impairment of goodwill and other intangible assets associated with an acquisition or merger and possible adverse short-term effects on our results of operations;
•the possibility that the expected benefits of a transaction may not materialize in the timeframe expected or at all, or may be costlier to achieve;
•incurring the time and expense associated with identifying and evaluating potential merger or acquisition targets;
•our inability to obtain regulatory and other approvals necessary to consummate mergers, acquisitions or other expansion activities, or the risk that such regulatory approvals are delayed, impeded, or conditioned due to existing or new regulatory issues surrounding us, the target institution or the proposed combined entity as a result of, among other things, issues related to anti-money laundering/Bank Secrecy Act compliance, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive or abusive acts or practices regulations, or the Community Reinvestment Act;
•diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;
•our estimates and judgments used to evaluate credit, operations, management and market risks with respect to the acquired or merged company may not be accurate;
•potential exposure to unknown or contingent liabilities of the acquired or merged company;
•difficulty or unanticipated expense associated with converting the operating systems of the acquired or merged company into ours;
•the possibility that we will be unable to successfully implement integration strategies, due to challenges associated with integrating complex systems, technology, banking centers, and other assets of the acquired or merged company in a manner that minimizes any adverse effect on customers, suppliers, employees, and other constituencies;
•delay in completing a merger or acquisition due to litigation, closing conditions or the regulatory approval process;
•the possibility that a proposed acquisition or merger may not be timely completed, if at all;
•creating an adverse short‑term effect on our results of operations; and
•the possible loss of our key employees and customers or of the acquired or merged company.
If we do not successfully manage these risks, our merger and acquisition activities could have a material adverse effect on our business, financial condition, and results of operations, including short-term and long‑term liquidity, and our ability to successfully implement our strategic plan.
New lines of business or new products and services may subject us to additional risk.
From time to time, we may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business, financial condition and results of operations.
Legal, Accounting, Regulatory and Compliance Risks
The banking industry is heavily regulated and that regulation could limit or restrict our activities and adversely affect our operations or financial results.
We operate in an extensively regulated industry and we are subject to examination, supervision, and comprehensive regulation by various federal and state agencies. FirstSun is subject to Federal Reserve regulations, and Sunflower Bank is subject to regulation, supervision and examination by the OCC. Our compliance with banking regulations is costly and restricts some of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our business. If, as a result of an examination, a banking agency were to determine that the financial condition, capital adequacy, asset quality, asset concentration, earnings prospects, management, liquidity sensitivity to market risk or other aspects of any of our operations has become unsatisfactory, or that we or our management are in violation of any law or regulation, the banking agency could take a number of different remedial actions as it deems appropriate.
Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our stockholders. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes. The burden of regulatory compliance has increased under the Dodd-Frank Act and has increased our costs of doing business and, as a result, may create an advantage for our competitors who may not be subject to similar legislative and regulatory requirements. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us or our subsidiaries.
Furthermore, our regulators also have the ability to compel us to take certain actions, or restrict us from taking certain actions entirely, such as actions that our regulators deem to constitute an unsafe or unsound banking practice. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies (such as a memorandum of understanding, a written supervisory agreement or a cease and desist order), civil money penalties or damage to our reputation, all of which could have a material adverse effect on our business, financial condition or results of operations.
We face risks related to the adoption of future legislation and potential changes in federal regulatory agency leadership, policies, and priorities.
With a new Congress taking office in 2021, Democrats have retained control of the U.S. House of Representatives, and have gained control of the U.S. Senate, albeit with a majority found only in the tie-breaking vote of Vice President Harris. However slim the majorities, though, the net result was unified Democratic control of the White House and both chambers of Congress, and consequently Democrats are able to set the agenda both legislatively, in the Administration, and in the regulatory agencies that have rulemaking and supervisory authority over the financial services industry generally and FirstSun and Sunflower Bank specifically. Congressional committees with jurisdiction over the banking sector have pursued oversight and legislative initiatives in a variety of areas, including addressing climate-related risks, promoting diversity and equality within the banking industry and addressing other Environmental, Social, and Governance matters, improving competition in the banking sector and enhancing oversight of bank mergers and acquisitions, establishing a regulatory framework for digital assets and markets, and oversight of the COVID-19 pandemic response and economic recovery. The prospects for the enactment of major banking reform legislation are unclear at this time.
Moreover, the turnover of the presidential administration resulted in certain changes in the leadership and senior staffs of the federal banking agencies, the CFPB, CFTC, SEC, and the Treasury Department, with certain significant leadership positions yet to be filled, including the Comptroller of the Currency, the Chair of the FDIC and three vacancies among the Governors of the Federal Reserve Board, including the Vice Chair for Supervision. These changes have impacted the rulemaking, supervision, examination and enforcement priorities and policies of the agencies and likely will continue to do so over the next several years. The potential impact of any changes in agency personnel, policies and priorities on the financial services sector, including FirstSun and Sunflower Bank, cannot be predicted at this time. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition or results of operations.
We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
The federal Bank Secrecy Act, the USA Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service, or the “IRS.” There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.
Federal, state and local consumer lending laws restrict our ability to originate certain mortgage loans and increase our risk of liability with respect to such loans and increase our cost of doing business.
Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. Over the course of 2013, the CFPB issued several rules on mortgage lending, notably a rule requiring all home mortgage lenders to determine a borrower’s ability to repay the loan. Loans with certain terms and conditions and that otherwise meet the definition of a “qualified mortgage” may be protected from liability to a borrower for failing to make the necessary determinations. In response to these laws and related CFPB rules, we have tightened, and in the future may further tighten, our mortgage loan underwriting standards to determine borrowers’ ability to repay. Although it is our policy not to make predatory loans and to determine borrowers’ ability to repay, these laws and related rules create the potential for increased liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.
We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.
Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The U.S. Department of Justice, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.
The Federal Reserve may require us to commit capital resources to support Sunflower Bank.
The Federal Reserve requires a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. In addition, the Dodd-Frank Act directs the federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as a source of strength for the institution. Under these requirements, in the future, we could be required to provide financial assistance to Sunflower Bank if it experiences financial distress.
A capital injection may be required at times when we do not have the resources to provide it, and therefore we may be required to borrow the funds. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company’s cash flows, financial condition, results of operations and prospects.
We could become subject to claims and litigation pertaining to our fiduciary responsibility.
Some of the services we provide, such as wealth management services require us to act as fiduciaries for our customers and others. Customers make claims and on occasion take legal action pertaining to our performance of our fiduciary responsibilities. Whether customer claims and legal action related to our performance of our fiduciary responsibilities are founded or unfounded, if such claims and legal action are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services as well as impact customer demand for those products and services. Any financial liability or reputational damage could have a material adverse effect on our business, which, in turn, could have a material adverse impact on our financial condition and results of operations.
We are party to various claims and lawsuits incidental to our business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.
From time to time, we, our directors and our management are the subject of various claims and legal actions by customers, employees, stockholders and others. Whether such claims and legal actions are legitimate or unfounded, if such claims and legal actions are not resolved in our favor, they may result in significant financial liability and/or adversely affect our reputation and our products and services as well as impact customer demand for those products and services. In light of the potential cost and uncertainty involved in litigation, we have in the past and may in the future settle matters even when we believe we have a meritorious defense. Certain claims may seek injunctive relief, which could disrupt the ordinary conduct of our business and operations or increase our cost of doing business. Our insurance or indemnities may not cover all claims that may be asserted against us. Any judgments or settlements in any pending litigation or future claims, litigation or investigation could have a material adverse effect on our business, reputation, financial condition and results of operations.
The expanding body of federal, state and local regulations and/or the licensing of loan servicing, collections or other aspects of our business and our sales of loans to third parties may increase the cost of compliance and the risks of noncompliance and subject us to litigation.
We service some of our own loans, and loan servicing is subject to extensive regulation by federal, state and local governmental authorities as well as to various laws and judicial and administrative decisions imposing requirements and restrictions on those activities. The volume of new or modified laws and regulations has increased in recent years and, in addition, some individual municipalities have begun to enact laws that restrict loan servicing activities including delaying or temporarily preventing foreclosures or forcing the modification of certain mortgages. If regulators impose new or more restrictive requirements, we may incur additional significant costs to comply with such requirements which may further adversely affect us. In addition, were we to be subject to regulatory investigation or regulatory action regarding our loan modification and foreclosure practices, our financial condition and results of operation could be adversely affected.
In addition, we have sold loans to third parties. In connection with these sales, we or certain of our subsidiaries make or have made various representations and warranties, breaches of which may result in a requirement that we repurchase the loans, or otherwise make whole or provide other remedies to counterparties. These aspects of our business or our failure to comply with applicable laws and regulations could possibly lead to: civil and criminal liability; loss of licensure; damage to our reputation in the industry; fines and penalties and litigation, including class action lawsuits; and administrative enforcement actions. Any of these outcomes could materially and adversely affect us.

We could be subject to changes in tax laws, regulations and interpretations or challenges to our income tax provision.
We compute our income tax provision based on enacted tax rates in the jurisdictions in which we operate. Any change in enacted tax laws, rules or regulatory or judicial interpretations, or any change in the pronouncements relating to accounting for income taxes could adversely affect our effective tax rate, tax payments and results of operations. The taxing authorities in the jurisdictions in which we operate may challenge our tax positions, which could increase our effective tax rate and harm our financial position and results of operations. We are subject to audit and review by U.S. federal and state tax authorities. Any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. In addition, changes in enacted tax laws, such as adoption of a lower income tax rate in any of the jurisdictions in which we operate, could impact our ability to obtain the future tax benefits represented by our deferred tax assets. In addition, the determination of our provision for income taxes and other liabilities requires significant judgment by management. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and could have a material adverse effect on our financial results in the period or periods for which such determination is made.
Risks Related to FirstSun Common Stock
There is no existing market for FirstSun common stock.
There is no current market for FirstSun common stock and we cannot provide any assurances that a market will develop. Further, the development of a trading market depends upon the existence of willing buyers and sellers, the presence of which is not within the control of FirstSun. Accordingly, shareholders should consider the potential illiquid and long-term nature of an investment in FirstSun common stock.
If the merger with Pioneer closes, FirstSun’s Significant Stockholders, including JLL/FCH Holdings I, LLC (“JLL”), could exercise significant influence over FirstSun, and their interests in FirstSun may be different than yours.
Certain of the Significant Stockholders of FirstSun (those identified under “Item 13. Certain Relationships and Related Transactions, and Director Independence,” under the heading “Stockholders’ Agreement”), own, in the aggregate, approximately 79.6% of the outstanding shares of FirstSun common stock as of December 31, 2021, or, if the merger with Pioneer closes, approximately 58.9% of the combined company on a pro forma basis. If the merger with Pioneer closes, our Significant Stockholders will include JLL, Pioneer’s largest shareholder, and JLL will own approximately 14.0% of the combined company on a pro forma basis. As a result, our Significant Stockholders exercise significant influence over FirstSun through such ownership.
In addition, under our Stockholders’ Agreement, as amended, certain of FirstSun’s Significant Stockholders, are entitled to designate all of our directors and, if the merger with Pioneer closes, our Significant Stockholders, including JLL, will be entitled to designate nine of the ten directors for the combined company, in each case, so long as certain stock ownership thresholds are maintained. The directors nominated by the Significant Stockholders will have significant authority to make decisions affecting our business, including, among others, the issuance of additional capital stock, the incurrence of additional indebtedness, mergers and acquisitions, the decision of whether or not to declare dividends and other extraordinary corporate matters.
Pursuant to the Stockholders’ Agreement, as amended, FirstSun stockholders also have (and will continue to have following the merger) certain rights and obligations related to its governance, transfer restrictions, rights of first refusal, tag-along rights, and with respect to the Significant Stockholders, certain preemptive rights. Other than JLL, no other Pioneer shareholder will become a party to the Stockholders’ Agreement as a result of the merger. See “Item 13. Certain Relationships and Related Transactions, and Director Independence,” under the heading “Stockholders’ Agreement.”
The interests of FirstSun’s Significant Stockholders may conflict with the interests of our stockholders, including the combined company stockholders. For example, some or all of FirstSun’s Significant Stockholders may support certain long-term strategies or objectives for FirstSun that may not be accretive to our stockholders in the short term. The concentration of ownership may also delay, defer or even prevent a change in control of the combined company, even if such a change in control would benefit our other stockholders, and may make some transactions more difficult or impossible without the support of FirstSun’s Significant Stockholders.

Some provisions of our organizational documents, our Stockholders’ Agreement and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders.
Provisions in our certificate of incorporation, bylaws and Stockholders’ Agreement, as well as provisions of the DGCL, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:
•establishing a classified board of directors such that not all members of the board are elected at one time, with nine of our ten director seats following the merger to be designated by certain Significant Stockholders under the Stockholders’ Agreement, so long as certain stock ownership thresholds are maintained;
•providing for a plurality voting standard in the election of directors without cumulative voting;
•providing that our stockholders may remove members of our board of directors only for cause;
•enabling our board of directors to issue additional shares of authorized, but unissued capital stock;
•enabling our board to issue “blank check” preferred stock without further stockholder approval; and
•enabling our board of directors to amend our bylaws without stockholder approval.
We do not intend to pay dividends in the near-term and our future ability to pay dividends is subject to restrictions.
We currently conduct substantially all of our operations through our subsidiaries, and a significant part of our income is attributable to dividends from Sunflower Bank and we principally rely on the profitability of Sunflower Bank to conduct operations and satisfy obligations. Our principal source of funds to pay dividends on our common stock and service any of our obligations are dividends received directly from our subsidiaries, including Sunflower Bank. As is the case with all financial institutions, the profitability of Sunflower Bank is subject to the fluctuating cost and availability of money, changes in interest rates, and in economic conditions in general. In addition, various federal statutes and regulations limit the amount of dividends that Sunflower Bank may pay to us, with or without regulatory approval.
FirstSun stockholders are entitled to receive only such cash dividends as our board of directors may declare out of funds legally available for such payments. Any declaration and payment of dividends on FirstSun common stock will depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to the FirstSun common stock, and other factors deemed relevant by the board of directors. Furthermore, consistent with our business plans, growth initiatives, capital availability, projected liquidity needs, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends, if any, paid to our common stockholders.
Our board of directors currently intends to retain all of our earnings to promote growth and build capital. Accordingly, we do not expect to pay dividends in the near-term. In addition, we are subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies.
An investment in FirstSun common stock is not an insured deposit and is subject to risk of loss.
An investment in FirstSun common stock will not be a bank deposit and will not be insured or guaranteed by the FDIC or any other government agency. Your investment will be subject to investment risk, and you must be capable of affording the loss of your entire investment.
We are an “emerging growth company,” and the reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies but not to “emerging growth companies,” including, but not limited to:
•not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;
•not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
•reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

•exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
We may take advantage of some or all of these provisions for up to five years or such earlier time as we cease to qualify as an emerging growth company, which will occur if we have more than $1.07 billion in total annual gross revenue, if we issue more than $1.0 billion of non-convertible debt in a three-year period, or if we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, in which case we would no longer be an emerging growth company as of the following December 31. Investors may find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.
Substantial future sales of our common stock, or the perception that these sales may occur, could cause the price of our common stock to decline, or could result in dilution.
Sales of substantial amounts of FirstSun common stock following the merger or in future offerings, or the perception that these sales could occur, could cause the market price of FirstSun common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future, at a time and place that we deem appropriate. Certain investors, including our Significant Stockholders, which will include JLL, Pioneer’s largest shareholder, if the merger with Pioneer closes, are party to a Registration Rights Agreement under which we may be required to register their approximately 20.4 million shares of FirstSun common stock, on an as converted basis following the merger, under the Securities Act. Each Significant Stockholder has up to five of these demand registration rights, which are subject to specified limitations. See “Item 13. Certain Relationships and Related Transactions, and Director Independence,” under the heading “Registration Rights Agreement.” Accordingly, the market price of FirstSun common stock could be adversely affected by actual or anticipated sales of a significant number of shares of FirstSun common stock in the future.
We are authorized to issue up to 50,000,000 shares of our common stock without further stockholder approval. We may issue additional shares of our common stock in the future pursuant to current or future equity compensation plans or in connection with future acquisitions or financings. If we choose to raise capital by selling shares of our common stock for any reason, the issuance would have a dilutive effect on the holders of our common stock and could have a material negative effect on the value of our common stock.
General Risk Factors
Our historical operating results may not be indicative of our future operating results.
We may not be able to sustain our historical rate of growth, and, consequently, our historical results of operations will not necessarily be indicative of our future operations. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected because a high percentage of our operating costs are fixed expenses.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal executive office and Sunflower Bank’s main office is located at 1400 16th Street, Suite 250, Denver, Colorado 80202. In addition, we currently operate 11 branches located in Colorado, 23 branches located in Kansas, five branches located in Texas, nine branches located in New Mexico, four branches located in Arizona and one branch located in Washington. We also operate 13 mortgage offices located in Arizona, Colorado, Florida, Kansas, Michigan, Missouri, New Mexico, Oregon, South Carolina, Texas and Washington.
We own 33 of our banking branches and lease our other 20 banking branches. In addition we also lease our executive office. Our mortgage banking offices are typically leased for shorter-terms. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.
Item 3. Legal Proceedings
FirstSun and its subsidiaries are from time to time subject to claims and litigation arising in the ordinary course of business. For further information regarding legal proceedings, see Note 22 - Commitments and Contingencies in our audited consolidated financial statements contained elsewhere in this report. One or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention and may materially adversely affect our reputation, even if resolved in our favor.
Item 4. Mine Safety Disclosures
Not Applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market For FirstSun Common Stock
As of December 31, 2021, we had 18,346,288 shares of common stock outstanding and approximately 99 stockholders of record. No public market exists for our common stock, nor is our common stock quoted on any over-the-counter market or quotation system, and there can be no assurance that a public trading market for our common stock will develop in the future.
Dividends
We have not declared or paid any cash dividends on our common stock since we converted from an S corporation to a C corporation in 2016. For the foreseeable future, we do not intend to declare cash dividends and instead we plan to retain earnings to grow our business.
Although we have no current expectations to pay dividends, any future determination relating to our dividend policy will be made by our board of directors and will depend on a number of factors, including: (a) our historic and projected financial condition, liquidity and results of operations, (b) our capital levels and needs, (c) tax considerations, (d) any acquisitions or potential acquisitions that we may examine, (e) statutory and regulatory prohibitions and other limitations, (f) the terms of any credit agreements or other borrowing arrangements that restrict our ability to pay cash dividends, (g) general economic conditions and (h) other factors deemed relevant by our board of directors. We are not obligated to pay dividends on our common stock and are subject to restrictions on paying dividends on our common stock.
As a Delaware corporation, we are subject to certain restrictions on dividends under the DGCL. Generally, a Delaware corporation may only pay dividends either out of “surplus” or out of the current or the immediately preceding year’s net profits. Surplus is defined as the excess, if any, at any given time, of the total assets of a corporation over its total liabilities and statutory capital. The value of a corporation’s assets can be measured in a number of ways and may not necessarily equal their book value.
In addition, we are subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies. See “Supervision and Regulation—Bank Holding Company Regulation—Dividend Payments.”
Because we are a financial holding company and do not engage directly in business activities of a material nature, our ability to pay dividends to our stockholders depends, in large part, upon our receipt of dividends from Sunflower Bank, which is also subject to numerous limitations on the payment of dividends under federal banking laws, regulations and policies. See “Supervision and Regulation—Bank Regulation—Dividend Payments.”

Purchases of Equity Securities
The following table provides information regarding repurchases of our common stock during the three months ended December 31, 2021. We do not currently have any publicly announced repurchase plans or programs.

	Issuer Purchases of Equity Securities (2)
	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2021 to October 31, 2021	—	$—	—	—
November 1, 2021 to November 30, 2021	—	—	—	—
December 1, 2021 to December 31, 2021	13,822	32.96	—	—
Total	13,822	$32.96	—	—
(1) Represents shares of our common stock acquired by FirstSun in connection with satisfaction of tax withholding obligations on vested restricted stock.
(2) There were no shares of our common stock acquired by FirstSun during the first three quarters of 2021.
Item 6. [Reserved]

Item 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF FIRSTSUN
In this section, unless the context suggests otherwise, references to “we,” “us,” and “our” mean the combined business of FirstSun and its wholly-owned subsidiaries, Logia Portfolio Management, LLC and Sunflower Bank.
The following discussion is an analysis of our consolidated results of operations for the years ended December 31, 2021, 2020 and 2019, and financial condition for the years ended December 31, 2021 and 2020. This discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying footnotes filed with this report in “Part II, Item 8. Financial Statements.” We have omitted discussion of 2019 results where it would be redundant to the discussion previously included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations of FirstSun” section of our Prospectus dated August 10, 2021, filed pursuant to Securities Act Rule 424(b)(3) under the Securities Act on August 12, 2021, relating to FirstSun’s Registration Statement on Form S-4 (File No. 333-258176), in connection with our proposed merger with Pioneer, which discussion is incorporated herein by reference. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate trends in operations or results of operations for any future periods.
Comments regarding our business that are not historical facts are considered forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in these forward-looking statements.
For additional information regarding our cautionary disclosures, See the “Cautionary Note Regarding Forward-Looking Statements” beginning on page 3 of this report.
General Overview
FirstSun, headquartered in Denver, Colorado, is the financial holding company for Sunflower Bank, which operates as Sunflower Bank, First National 1870 and Guardian Mortgage. We conduct a full service community banking and trust business through Sunflower Bank and Logia.
We offer a full range of relationship-focused services to meet our clients’ personal, business and wealth management financial objectives, with a branch network in Kansas, Colorado, New Mexico, Texas and Arizona and mortgage capabilities in 43 states.
Financial Highlights For 2021
We delivered strong financial results in 2021, which included:
•Net income of $43.2 million, $2.30 per diluted share
•Return on average assets of 0.79%
•Return on average equity of 8.37%
•Loan growth of 5.0% (excluding PPP loan balances (non-GAAP), 10.4%)
•Average deposit balance growth of 20.0%
Net income totaled $43.2 million, or $2.30 per diluted share, during 2021, compared to $47.6 million, or $2.58 per diluted share, in 2020. The return on average assets was 0.79% during 2021, compared to 1.02% in 2020, and the return on average equity was 8.37% during 2021, compared to 10.20% in 2020.
Pending Merger with Pioneer Bancshares, Inc.
On May 11, 2021, FirstSun and Pioneer Bancshares, Inc. (“Pioneer”) entered into an Agreement and Plan of Merger that provides for the merger of Pioneer with and into FirstSun. If the merger is completed, each share of Pioneer common stock will be converted into the right to receive 1.0443 shares of FirstSun common stock plus cash in lieu of any fractional shares. In September 2021, the Pioneer stockholders approved the merger. On March 7, 2022, we received the necessary regulatory approvals to complete the mergers, subject to applicable waiting periods. We expect to close the mergers on April 1, 2022, subject to customary closing conditions. In 2021, we incurred $3.1 million of expenses relating to the proposed transaction and anticipate additional expenses to be incurred in 2022.

Pandemic Update
The COVID-19 pandemic has created economic and financial disruptions that adversely affected our operations during 2020 and to a lesser extent in 2021. Our historically diligent management of credit risk, diverse loan portfolios, and Southwest-based footprint has helped minimize any adverse impact to us. In addition, the combination of the vaccine rollout, government stimulus payments, and reduced spending during the pandemic are likely contributing factors mitigating the impact of the pandemic on our business, financial condition, results of operations, and our clients as of December 31, 2021. However, there are continuing concerns that indicate a slower return to pre-pandemic routines. Examples of these concerns relate to increases in new COVID-19 cases, hospitalizations and deaths leading to additional government imposed restrictions; refusals to receive the vaccine along with new strain concerns; supply chain issues remaining unresolved longer than anticipated; unemployment increases while consumer confidence and spending falls; and rising geopolitical tensions. Given the ongoing and dynamic nature of the circumstances surrounding the pandemic, it is difficult to predict the future adverse financial impact to us, although we expect to continue to be impacted by the pandemic in 2022.

Financial Highlights
The following table sets forth certain financial highlights of FirstSun as of and for the years ended December 31,:

($ in thousands, except share and per share amounts)	2021	2020
Income Statement:
Net interest income	$155,233	$135,953
Taxable equivalent adjustment	5,755	6,490
Net interest income - fully tax equivalent ("FTE") basis (Non-GAAP)	$160,988	$142,443
Provision for loan losses	$3,000	$23,100
Noninterest income	$124,244	$148,385
Noninterest expense	$224,635	$204,073
Net income	$43,164	$47,585
Per Common Share Data:
Weighted average diluted common shares	18,770,785	18,475,538
Net income (basic)	$2.36	$2.60
Net income (diluted)	$2.30	$2.58
Cash dividends	$—	$—
Dividend payout ratio	—%	—%
Book value	$28.56	$26.51
Tangible common book value (Non-GAAP)	$26.31	$24.18
Performance Ratios:
Return on average assets	0.79%	1.02%
Return on average stockholders' equity	8.37%	10.20%
Return on tangible common equity (Non-GAAP)	9.17%	11.00%
Return on average tangible common equity (Non-GAAP)	9.35%	11.50%
Net interest margin	3.00%	3.10%
Efficiency ratio (1)	80.38%	71.77%
Net charge-offs to average loans outstanding	0.09%	0.11%
Allowance for loan losses to loans	1.18%	1.24%
Nonperforming loans to total loans (2)	0.86%	1.07%
Balance Sheet:
Total loans, excluding loans held-for-sale	$4,037,123	$3,846,357
Total assets	$5,666,814	$4,995,457
Total deposits	$4,854,948	$4,153,549
Total borrowed funds	$109,458	$138,773
Total stockholders' equity	$524,038	$485,787
Capital Ratios:
Total risk-based capital to risk-weighted assets	11.76%	12.19%
Tier 1 risk-based capital to risk-weighted assets	9.70%	9.87%
Common Equity Tier 1 (CET 1) to risk-weighted assets	9.70%	9.87%
Tier 1 leverage capital to average assets	8.24%	8.53%
Average equity to average assets	9.43%	10.01%
Tangible equity to tangible assets (non-GAAP)	8.58%	8.95%
Nonfinancial Data:
Full-time equivalent employees	1,042	1,059
Banking branches	53	56
(1) The efficiency ratio is one measure of profitability in the banking industry. This ratio measures the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. We calculate this ratio by dividing noninterest expense by the sum of net interest income and noninterest income.

(2) Nonperforming loans include nonaccrual loans, accrual troubled debt restructurings (“TDR”), and accrual loans greater than 90 days past due.

Non-GAAP Financial Measures and Reconciliations
The non-GAAP financial measures presented below are used by our management and our Board of Directors on a regular basis in addition to our GAAP results to facilitate the assessment of our financial performance. Management believes these non-GAAP financial measures enhance an investor’s understanding of our financial results by providing a meaningful basis for period-to-period comparisons, assisting in operating results analysis, and predicting future performance. This information supplements our GAAP reported results, and should not be viewed in isolation from, or as a substitute for, our GAAP results. Accordingly, this financial information should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2021, included elsewhere in this report. Non-GAAP financial measures exclude certain items that are included in the financial results presented in accordance with GAAP. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. These non-GAAP measures are not necessarily comparable to similar measures that may be represented by other companies.
The following table presents GAAP to non-GAAP reconciliations as of and for the years ended December 31,:

($ in thousands, except share and per share amounts)	2021	2020
Loan growth excluding PPP loan balances:
Total loans (GAAP)	$4,037,123	$3,846,357
Less: PPP loans	(66,749)	(251,101)
Total loans excluding PPP loans (non-GAAP)	$3,970,374	$3,595,256
Loan growth excluding PPP loan balances in $	$375,118	N/A
Loan growth excluding PPP loan balances	10.4%	N/A
Tangible common book value:
Total stockholders' equity (GAAP)	$524,038	$485,787
Less: Goodwill and other intangible assets
Goodwill	(33,050)	(33,050)
Other intangible assets	(8,250)	(9,667)
Total tangible stockholders' equity (non-GAAP)	$482,738	$443,070
Total common shares outstanding	18,346,288	18,321,659
Tangible common book value (non-GAAP)	$26.31	$24.18
Return on tangible common equity:
Net Income (GAAP)	$43,164	$47,585
Add: Intangible amortization, net of tax	1,119	1,173
Tangible net income (non-GAAP)	$44,283	$48,758
Tangible stockholders’ equity (non-GAAP) (see above)	$482,738	$443,070
Return on tangible common equity	9.17%	11.00%
Return on average tangible common equity:
Tangible net income (non-GAAP) (see above)	$44,283	$48,758
Total average stockholders' equity (GAAP)	$515,773	$466,619
Less: Average goodwill and other intangible assets
Average goodwill	(33,050)	(33,050)
Average other intangible assets	(8,964)	(9,597)
Total average tangible stockholders' equity (non-GAAP)	$473,759	$423,972
Return on average tangible common equity	9.35%	11.50%
Net interest margin:
Net interest income (GAAP)	$155,233	$135,953
Taxable equivalent adjustment	5,755	6,490
Net interest income - FTE basis (non-GAAP)	$160,988	$142,443
Average earning assets	$5,180,650	$4,382,139
Net interest margin - FTE basis (non-GAAP)	3.11%	3.25%

($ in thousands, except share and per share amounts)	2021	2020
Tangible common equity to tangible assets:
Total assets (GAAP)	$5,666,814	$4,995,457
Less: Goodwill and other intangible assets
Goodwill	(33,050)	(33,050)
Other intangible assets	(8,250)	(9,667)
Total tangible assets (non-GAAP)	$5,625,514	$4,952,740
Tangible common equity (non-GAAP) (see above)	$482,738	$443,070
Tangible equity to tangible assets (non-GAAP)	8.58%	8.95%
Comparison of fiscal years 2021 and 2020
Segments
Our operations are conducted through two operating segments: Banking and Mortgage Operations. We also allocate certain expenses to Corporate, which is not an operating segment. The operating segments have been determined based on the products and services we offer and reflect the manner in which our financial information is currently evaluated by management. Each of the operating segments is complementary to each other and because of the interrelationship of the segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. For additional information on our segments, see Note 21 - Segment Information included in our audited consolidated financial statements included elsewhere in this report.
Banking
Identifiable assets for our Banking segment grew by $0.6 billion to $5.1 billion at December 31, 2021 from $4.5 billion for the same period in 2020. The growth in identifiable assets was primarily driven by growth in cash and cash equivalents and our loan portfolio. Income (loss) before taxes increased $36.8 million to $34.8 million for the year ended December 31, 2021, from a loss of $2.0 million for the year ended December 31, 2020. The period over period increase was driven by a $20.1 million decrease in our provision for loan losses, decreasing from a $23.3 million provision in the year ended December 31, 2020 to a $3.2 million provision in the year ended December 31, 2021. This reduction in the provision was due to favorable changes to certain environmental factors as a result of improved economic conditions and the performance of our loan portfolio. Noninterest income increased $11.3 million to $35.4 million in the year ended December 31, 2021, compared to $24.1 million in the same period in 2020, primarily resulting from increases in trust and investment advisory fee income, treasury management service fees, customer accommodation interest rate swap fees and changes in fair value. Noninterest expense increased $15.0 million to $149.9 million for the year ended December 31, 2021 compared to $134.9 million for the year ended December 31, 2020. The increase in noninterest expense was primarily due to our continued growth, including increased salary and employee benefits associated with headcount increases from an expanding sales force, as well as our expanded operations in certain markets, including Arizona and Texas.
Mortgage Operations
Income before income taxes from our Mortgage Operations segment decreased to $25.4 million for the year ended December 31, 2021, compared to $63.8 million for the year ended December 31, 2020, due to a combination of factors including an $8.0 million decline in revenue related to mortgage servicing rights (“MSR”) capitalization and changes in fair value, net of hedging activity, and a $2.9 million increase in noninterest expense. The revenue decline related to our MSRs was primarily the result of changes in market interest rates and our corresponding hedging positions. Additionally, while total loan originations remained steady at $2.3 billion for both the years ended December 31, 2021 and 2020, overall gain on sale margins declined by $30.5 million to $63.5 million for the year ended December 31, 2021 from $94.0 million in the prior year. Noninterest expense for the year ended December 31, 2021 was $71.0 million, compared to $68.0 million for the year ended December 31, 2020. The $2.9 million increase was primarily due to the increased salary and employee benefits expense associated with higher headcount as we continue to invest in our workforce.

Critical Accounting Estimates
Our consolidated financial statements are prepared based on the application of accounting policies in accordance with U.S. generally accepted accounting principles, and follow general practices within the banking industry.
Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. We have identified the determination of the allowance for loan losses and fair value measurements to be the accounting areas that require the use of critical accounting estimates as these policies require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Changes in underlying factors, estimates, assumptions or judgements could have a material impact on our future financial condition and results of operations.
These critical accounting estimates and their application are reviewed at least annually by our audit committee. The following is a description of our critical accounting estimates and an explanation of the methods and assumptions underlying their application.
Allowance for Loan Losses - The allowance for loan losses is a valuation allowance for probable incurred credit losses and represents management's estimate of incurred losses in our loan portfolio as of the balance sheet date.
Management’s estimate of the allowance for loan losses includes both specific and general components. Management estimates the allowance balance required and necessary provision for loan losses expense using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, current economic conditions, and other factors which, in the opinion of management, deserve current recognition. Further information on the allowance for loan losses is presented within “Part II, Item 8. Financial Statements,” Notes 1 and 4 to the consolidated financial statements.
The allowance for loan losses may be materially affected by qualitative factors, especially during periods of economic uncertainty, for items not reflected in the loss calculation, but which are deemed appropriate by management's current assessment of the risks related to the loan portfolio and/or external factors. Such qualitative factors may include changes in our loan portfolio composition and credit concentrations, changes in the balances and/or trends in asset quality and/or loan credit performance, changes in lending underwriting standards, the effect of other external factors such as significant unique events or conditions, and actual change in economic conditions, real estate values, and/or other economic developments. The qualitative factors applied at December 31, 2021, and the importance and levels of the qualitative factors applied, may change in future periods depending on the level of changes to items such as the uncertainty of economic conditions and management's assessment of the level of credit risk within the loan portfolio as a result of such changes, compared to the amount of the allowance for loan losses currently calculated by management. The evaluation of qualitative factors is inherently imprecise and requires significant management judgment.
While management utilizes its best judgment and information available, the adequacy of the allowance for loan losses is determined by certain factors outside of our control, such as the performance of our portfolios, changes in the economic environment including economic uncertainty, changes in interest rates, and the view of the regulatory authorities toward classification of assets and the level of allowance for loan losses. Additionally, the level of the allowance for loan losses may fluctuate based on the balance and mix of the loan portfolio. If actual results differ significantly from our assumptions, our allowance for loan losses may not be sufficient to cover incurred losses in our loan portfolio, resulting in additions to our allowance for loan losses and an increase in the provision for loan losses.
Additionally, as an “emerging growth company” under Section 107 of the JOBS Act, we have not been required to adopt ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (CECL). As such, our allowance for loan losses may not be comparable to other public financial institutions that have adopted CECL.
Fair Value Measurements - We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures in accordance with Accounting Standards Codification ("ASC") 820 and ASC 825. We group our financial instruments at fair value in three levels based on the markets in which the instruments are traded and the reliability of the assumptions used to determine fair value, with Level 1 (quoted prices for identical assets in an active market) being considered the most reliable, and Level 3 having the most unobservable inputs and therefore being considered the least reliable. We base our fair values on the price that would be received from the sale of an asset in an orderly transaction between market participants at the measurement date. We maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Our AFS securities are measured at fair value on a recurring basis. Changes in the fair value of AFS securities, not related to credit loss, are recorded, net of tax, as accumulated other comprehensive income (AOCI) in stockholders' equity. We primarily use prices obtained from third-party pricing services to determine the fair value of our AFS securities. Various modeling techniques are used to determine pricing for our securities, including option pricing, discounted cash flow models, and similar techniques. The inputs to these models may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data. All AFS securities are classified as Level 1 or Level 2 in the valuation hierarchy.
Our loans held-for-sale represent mortgage loans originated and intended for sale in the secondary market. These loans are recorded on a recurring fair value basis. The estimated fair value of these loans held-for-sale is generally based on sale, exchange, or dealer market prices and are classified within Level 2 of the valuation hierarchy.
Our mortgage servicing rights (MSRs) are measured at fair value on a recurring basis. We estimate the fair value of our MSRs using a process that utilizes a discounted cash flow model and analysis of current market data to arrive at the estimate. The cash flow assumptions and prepayment assumptions used in the model are based on numerous factors, with the key assumptions being mortgage prepayment speeds, discount rates and cost to service. The change of any of these key assumptions due to market conditions or other factors could materially affect the fair value of our MSR. We also utilize a third party consulting firm to assist us with the valuation. Because of the nature of the valuation inputs, we classify the valuation of our MSR as Level 3 in the valuation hierarchy.
Our derivative financial instruments are measured at fair value on a recurring basis. These derivative instruments are generally valued based on quoted prices for similar assets in an active market with inputs that are observable, exchange prices or dealer market prices and are classified within Level 2 of the valuation hierarchy. Further information on our derivative and hedging activities is presented in “Part II, Item 8. Financial Statements,” Notes 1 and 7 to the consolidated financial statements.
We did not have any other financial instruments that were measured at fair value on a recurring basis at December 31, 2021.

Results of Operations
Comparison of fiscal years 2021 and 2020
The follow table sets forth our results of operations as of and for the years ended December 31,:

($ in thousands, except per share amounts)	2021	2020	2019

Net interest income	$155,233	$135,953	$127,222
Provision for loan losses	3,000	23,100	6,050
Noninterest income	124,244	148,385	70,967
Noninterest expense	224,635	204,073	170,200
Income before income taxes	51,842	57,165	21,939
Provision for income taxes	8,678	9,580	1,436
Net income	43,164	47,585	20,503

Diluted earnings per share	$2.30	$2.58	$1.03
Return on average assets	0.79%	1.02%	0.52%
Return on average equity	8.37%	10.20%	4.62%
Net interest margin	3.00%	3.10%	3.45%
Net interest margin (FTE basis)	3.11%	3.25%	3.56%
Efficiency ratio	80.38%	71.77%	85.88%
Noninterest income to total revenue	44.46%	52.19%	35.81%
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
Net income for the year ended December 31, 2021 was $43.2 million, compared to $47.6 million for the year ended December 31, 2020. The $4.4 million decrease in net income for the year ended December 31, 2021, compared to 2020, was primarily due to a decrease in noninterest income of $24.1 million, due primarily to a decrease in income from mortgage banking services and an increase in noninterest expenses of $20.6 million, partially offset by a $39.4 million increase in net interest income after provision for loan losses.
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
Our net interest income was $155.2 million for the year ended December 31, 2021, an increase of $19.3 million, or 14.2%, from 2020. This increase was primarily attributable to growth of $254.8 million in average total loans held-for-investment during 2021, driving an increase in interest income on loans of $13.8 million despite the negative impact of declining market interest rates on loan yields. Interest and fee income on PPP loans contributed $3.2 million of the overall increase in interest income on loans for the period. Interest income on investment securities decreased by $2.1 million for the year ended December 31, 2021, compared to 2020. Interest expense from interest-bearing deposits declined by $7.1 million driven by a 28 basis point reduction in the average rate on our interest-bearing deposits.
Average earning assets for the year ended December 31, 2021 were $5.2 billion, an increase of $0.8 billion, or 18.2%, compared to 2020. Total average loans, including loans held-for-sale, grew to $3.9 billion for the year ended December 31, 2021, an increase of $0.3 billion, compared to 2020. The growth in interest income on loans held-for-investment is due to growth in loan balances and a ten basis point increase in the yield on loans in the year ended December 31, 2021, compared to 2020. Interest income from investment securities declined period over period, due to a combination of a 32 basis point decrease in yield due to decreasing market interest rates, as well as a $23.2 million decrease in average balances, year over year.
Average interest-bearing liabilities increased $0.4 billion, or 11.7%, for the year ended December 31, 2021, compared to 2020. Average interest-bearing deposits increased $0.4 billion, or 13.4%, in the year ended December 31, 2021, compared to 2020 and was the primary driver of the growth in average interest-bearing liabilities. We also saw growth in noninterest-bearing deposits of $0.4 billion, or 40.8% for the year ended December 31, 2021, compared to 2020. In addition to growth in our overall commercial and consumer customer base, we saw deposit growth in the year ended December 31, 2021 as a result of funds our customers received from federal stimulus programs related to the COVID-19 pandemic.
Our net interest margin was 3.00% for the year ended December 31, 2021, compared to 3.10% for 2020, a decrease of ten basis points. While our total cost of funds declined by 27 basis points period over period, we also experienced a 31 basis point decline in yield from earning assets over the same period during 2021. Our earning asset yield was also negatively impacted by the $0.6 billion increase in interest bearing cash balances, compared to the prior year period, from the heightened level of overall liquidity in the marketplace.
The following tables set forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods presented. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

As of and for the years ended December 31,:

	2021			2020			2019
(In thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest Earning Assets
Loans held-for-sale	$125,808	$4,051	3.22%	$121,941	$3,842	3.15%	$80,885	$3,074	3.80%
Loans held-for-investment (1)	3,780,650	155,252	4.11%	3,525,837	141,413	4.01%	2,903,876	134,539	4.63%
Investment securities	531,803	7,979	1.50%	555,030	10,100	1.82%	613,265	15,794	2.58%
Interest-bearing cash and other assets	742,389	2,072	0.28%	179,331	1,482	0.83%	90,277	2,431	2.69%
Total earning assets	5,180,650	169,354	3.27%	4,382,139	156,837	3.58%	3,688,303	155,838	4.23%
Other assets	288,617			279,806			285,258
Total assets	$5,469,267			$4,661,945			$3,973,561

Interest-bearing liabilities
Demand and NOW deposits	$254,679	$756	0.30%	$205,557	$1,019	0.50%	$82,075	$603	0.73%
Savings deposits	455,451	460	0.10%	380,839	703	0.19%	322,384	782	0.24%
Money market deposits	2,208,498	4,292	0.19%	1,801,809	6,635	0.37%	1,604,090	11,117	0.69%
Certificates of deposits	344,224	3,036	0.88%	488,575	7,285	1.49%	559,516	10,550	1.89%
Total deposits	3,262,852	8,544	0.26%	2,876,780	15,642	0.54%	2,568,065	23,052	0.90%
Repurchase agreements	125,867	59	0.05%	116,074	157	0.14%	78,314	728	0.93%
Total deposits and repurchase agreements	3,388,719	8,603	0.25%	2,992,854	15,799	0.53%	2,646,379	23,780	0.90%
FHLB borrowings	42,527	909	2.14%	89,861	1,658	1.84%	97,267	2,300	2.36%
Other long-term borrowings	68,918	4,609	6.69%	51,091	3,427	6.71%	30,444	2,536	8.33%
Total interest-bearing liabilities	3,500,164	14,121	0.40%	3,133,806	20,884	0.67%	2,774,090	28,616	1.03%
Noninterest-bearing deposits	1,376,968			978,092			704,761
Other liabilities	76,362			83,427			50,923
Stockholders’ equity	515,773			466,620			443,787
Total liabilities and stockholders’ equity	$5,469,267			$4,661,945			$3,973,561

Net interest income		$155,233			$135,953			$127,222
Net interest spread		2.87%			2.91%			3.19%
Net interest margin		3.00%			3.10%			3.45%
Net interest margin (on an FTE basis)		3.11%			3.25%			3.56%
(1) Includes nonaccrual loans

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

	For the year ended December 31,			For the year ended December 31,
	2021 Versus 2020 Increase (Decrease) Due to:			2020 Versus 2019 Increase (Decrease) Due to:
(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest Earning Assets
Loans held-for-sale	$87	$122	$209	$(792)	$1,560	$768
Loans held-for-investment	3,619	10,220	13,839	(21,942)	28,816	6,874
Investment securities	(1,699)	(422)	(2,121)	(4,194)	(1,500)	(5,694)
Interest-bearing cash	(4,063)	4,653	590	(3,347)	2,398	(949)
Total earning assets	(2,056)	14,573	12,517	(30,275)	31,274	999

Interest-bearing liabilities
Demand and NOW deposits	(506)	244	(262)	(492)	908	416
Savings deposits	(418)	144	(274)	(190)	142	(48)
Money market deposits	(3,804)	1,491	(2,313)	(5,883)	1,370	(4,513)
Certificates of deposits	(2,096)	(2,153)	(4,249)	(1,927)	(1,338)	(3,265)
Total deposits	(6,824)	(274)	(7,098)	(8,492)	1,082	(7,410)
Repurchase agreements	(111)	13	(98)	(922)	351	(571)
Total deposits and repurchase agreements	(6,935)	(261)	(7,196)	(9,414)	1,433	(7,981)
FHLB borrowings	124	(873)	(749)	(468)	(174)	(642)
Other long-term borrowings	(15)	1,197	1,182	(829)	1,720	891
Total interest-bearing liabilities	(6,826)	63	(6,763)	(10,711)	2,979	(7,732)

Net interest income	$4,770	$14,510	$19,280	$(19,564)	$28,295	$8,731
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
We had a provision for loan losses of $3.0 million for the year ended December 31, 2021, compared to a provision for loan losses of $23.1 million for 2020. The increase in our provision for loan losses during 2020 was primarily due to changes in certain environmental factors that resulted from uncertainty surrounding the COVID-19 pandemic, as well as an increase in loan balances. The decrease in provision recorded during 2021 was primarily due to favorable changes to certain environmental factors as a result of improved economic conditions, partially offset by a $375.1 million increase in loan balances, excluding PPP loan balances during the year ended December 31, 2021.
For a further discussion of the allowance for loan losses, refer to the “Allowance for Loan Losses” section of this financial review.

Noninterest Income
The following table presents noninterest income for the years ended December 31,:

(In thousands)	2021	2020	2019
Service charges on deposit accounts	$12,504	$9,630	$11,104
Credit and debit card fees	9,596	7,994	7,785
Trust and investment advisory fees	7,795	5,201	3,768
Income from mortgage banking services, net	86,410	122,174	42,992
Other	7,939	3,386	5,318
Total noninterest income	$124,244	$148,385	$70,967
Our noninterest income decreased $24.1 million to $124.2 million for the year ended December 31, 2021 from $148.4 million for 2020, primarily due to a decrease in income from mortgage banking services.
Service charges on deposit accounts includes overdraft and non-sufficient funds charges, treasury management services provided to our business customers, and other maintenance fees on deposit accounts. For the year ended December 31, 2021, service charges on deposit accounts increased $2.9 million, compared to 2020, primarily due to increased treasury management service fee income which increased by $2.0 million, compared to the prior year.
Credit and debit card fees represent interchange income from credit and debit card activity and referral fees earned from processing fees on card transactions at our business customers. Credit and debit card fees increased $1.6 million for the year ended December 31, 2021 compared to 2020, due primarily to increased card transaction volumes.
Trust and investment advisory fees represent fees we receive in connection with our investment advisory and custodial management services of investment accounts. Trust and investment advisory fees increased by $2.6 million for the year ended December 31, 2021 compared to 2020. The increase is primarily due to our September 2020 acquisition of certain customer relationships of a trust and wealth advisory business based in Arizona which added revenues from late 2020 throughout 2021.
For the year ended December 31, 2021, income from mortgage banking services decreased $35.8 million compared to 2020 primarily due to a decline in revenue related to net gain on sales and fees from loan originations, including fair value changes in the held-for-sale portfolio and hedging activity, which decreased $30.5 million for the year ended December 31, 2021 compared to 2020. Loan originations remained relatively flat at $2.3 billion for the years ended December 31, 2021 and 2020, however, gain on sale margins declined in 2021 as compared to 2020. We retain servicing rights on the majority of mortgage loans that we sell, driving the increase in servicing income of $2.7 million from $9.8 million in 2020 to $12.5 million in 2021. MSR capitalization and changes in fair value, net of derivative activity, declined $8.0 million in the year ended December 31, 2021, compared to 2020. The revenue decline related to our MSRs was primarily the result of changes in market interest rates, mortgage spreads and our corresponding hedge positions. We recognize fair value adjustments to our MSR asset, which includes changes in assumptions to the valuation model and pay-offs and pay-downs of the MSR portfolio. We also maintain a hedging strategy to manage a portion of the risk associated with changes in the fair value of our MSR portfolio. Changes in fair value of the derivative instruments used to economically hedge the MSRs are also included as a component of income from mortgage banking services.
The components of mortgage banking income were as follows for the years ended December 31,:

(In thousands)	2021	2020	2019
Net sale gains and fees from mortgage loan originations including loans held-for-sale changes in fair value and hedging	$63,468	$94,001	$31,786
Mortgage servicing income	12,525	9,798	7,800
MSR capitalization and changes in fair value, net of derivative activity	10,418	18,375	3,406
Income from mortgage banking services, net	$86,410	$122,174	$42,992
Other noninterest income increased $4.6 million for the year ended December 31, 2021 compared to 2020 primarily due to certain loan-related fee income streams such as loan syndication fee income and customer accommodation interest rate swap fees and changes in fair value as well as unused credit line fees. An increase in gains on other real estate sales of $0.6 million also contributed to the increased other noninterest income.

Noninterest Expense
The following table presents noninterest expense for the years ended December 31,:

(In thousands)	2021	2020	2019
Salary and employee benefits	$151,926	$139,980	$104,699
Occupancy and equipment	26,565	26,716	23,439
Amortization of intangible assets	1,417	1,485	1,896
Merger related expenses	3,085	—	—
Other	41,642	35,892	40,166
Total noninterest expenses	$224,635	$204,073	$170,200
Our noninterest expense increased $20.6 million to $224.6 million for the year ended December 31, 2021, from $204.1 million for 2020, primarily due to increases of $11.9 million in salary and employee benefits expense and $5.8 million in other expenses in the year ended December 31, 2021.
The increase in our salary and employee benefits expense for the year ended December 31, 2021, compared to 2020, was driven by the increase in commissions paid to our mortgage loan officers related to increased mortgage origination activity earlier in the year as well as an increase in headcount associated with expanding our presence in certain markets, including in Texas and Arizona.
We incurred merger related expenses of $3.1 million for the year ended December 31, 2021, related to our proposed merger with Pioneer. We had no merger related expenses in 2020.
Other noninterest expenses increased $5.8 million for the year ended December 31, 2021, compared to 2020. This increase was primarily caused by a $1.3 million increase in data processing expenses related to an increase in volume and enhanced products and services for our customers and a $1.2 million increase in FDIC insurance costs as the Small Bank FDIC Assessment Credit was fully utilized in 2020.
Income Taxes
We had income tax expense for the year ended December 31, 2021 of $8.7 million, compared to $9.6 million in 2020. The decrease in income tax expense was primarily due to our decreased income during 2021. Our effective tax rate was 16.7% for the year ended December 31, 2021, compared to 16.8% in 2020.

Financial Condition
Balance Sheet
Our total assets were $5.7 billion at December 31, 2021, compared to $5.0 billion at December 31, 2020. Our total loans held-for-investment, net of deferred fees, costs, premiums and discounts were $4.0 billion at December 31, 2021, an increase of $190.8 million from 2020.
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
Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no trading securities in our investment portfolio as of December 31, 2021 and 2020. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest.
Our securities available-for-sale increased by $103.9 million to $572.5 million at December 31, 2021. During 2021, the securities held-to-maturity paid down resulting in a decrease of $14.2 million to $18.0 million.

The following table is a summary of our investment portfolio as of December 31,:

	2021		2020
(In thousands)	Carrying Amount	% of Portfolio	Carrying Amount	% of Portfolio
Available-for-sale:
U.S. treasury	$35,185	6.1%	$—	—%
U.S. agency	5,919	1.0%	8,996	1.9%
Obligations of states and political subdivisions	3,789	0.7%	3,435	0.7%
Mortgage backed - residential	138,677	24.2%	119,562	25.5%
Collateralized mortgage obligations	235,784	41.2%	203,196	43.4%
Mortgage backed - commercial	153,147	26.8%	133,397	28.5%
Total available-for-sale	$572,501	100%	$468,586	100.0%

Held-to-maturity:
U.S. agency	—	—%	5,099	15.8%
Obligations of states and political subdivisions	716	4.0%	730	2.3%
Mortgage backed - residential	10,750	59.7%	16,050	49.9%
Collateralized mortgage obligations	6,541	36.3%	10,309	32.0%
Total held-to-maturity	$18,007	100%	$32,188	100.0%
The following tables show the weighted average yield to average life of each category of investment securities as of December 31, 2021:

(In thousands)	One year or less		One to five years		Five to ten years		After ten years
	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield
Available-for-sale:
U.S. treasury	$—	—%	$—	—%	$35,185	1.29%	$—	—%
U.S. agency	—	—%	3,136	1.78%	2,783	1.38%	—	—%
Obligations of states and political subdivisions	—	—%	—	—%	557	1.50%	3,232	2.10%
Mortgage backed - residential	951	0.77%	77,776	1.81%	31,343	1.50%	28,607	2.03%
Collateralized mortgage obligations	13,764	1.12%	142,227	1.10%	64,464	1.51%	15,329	0.81%
Mortgage backed - commercial	2,110	2.29%	41,314	1.52%	94,972	1.93%	14,751	2.86%
Total available-for-sale	$16,825	1.25%	$264,453	1.38%	$229,304	1.64%	$61,919	1.93%

Held-to-maturity:
Obligations of states and political subdivisions	—	—%	716	1.55%	—	—%	—	—%
Mortgage backed - residential	—	—%	8,403	2.24%	—	—%	2,347	3.26%
Collateralized mortgage obligations	706	(1.61)%	5,835	2.09%	—	—%	—	—%
Total held-to-maturity	$706	(1.61)%	$14,954	2.15%	$—	—%	$2,347	3.26%
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

Total loans, net of deferred origination fees, as of December 31, 2021 and 2020 were $4.0 billion and $3.8 billion, respectively. The commercial loan portfolio included PPP loans outstanding of $66.7 million and $251.1 million at December 31, 2021 and 2020, respectively.
The following table sets forth the composition of our loan portfolio, as of December 31,:

	2021		2020
(In thousands)	Amount	% of total loans	Amount	% of total loans
Commercial	$2,407,888	59.6%	$2,173,615	56.5%
Commercial real estate	1,174,242	29.1%	1,154,576	30.0%
Residential real estate	437,017	10.8%	503,697	13.1%
Consumer	17,976	0.4%	14,469	0.4%
Total loans	$4,037,123	100%	$3,846,357	100%
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
PPP loans issued prior to June 5, 2020 mature in two years unless otherwise modified and loans issued after June 5, 2020 mature in five years. However, PPP loans are eligible for forgiveness (in full or in part, including any accrued interest) under certain conditions. All borrowers are required to retain the supporting documents for six years. For loans (or parts of loans) that are forgiven, the lender will collect the forgiven amount from the U.S. government. The average amount of each of our originated PPP loans was approximately $0.2 million at each of December 31, 2021 and 2020.
The PPP loans have a 1% fixed interest rate and produced an annualized yield for the year ended December 31, 2021 of 5.18%, due to the amortization of net deferred loan fees and the accelerated recognition of loan fees in conjunction with loan forgiveness occurring prior to a scheduled maturity. At December 31, 2021, the remaining amount of unamortized net deferred loan fees on our PPP loans was $1.7 million. Our PPP loans are included in the commercial loans category.
Maturities and Sensitivity of Loans to Changes in Interest Rates
The information in the following tables is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following tables summarize the loan maturity distribution by type and related interest rate characteristics as of December 31, 2021:

(In thousands)	One year or less	After one through five years	After five through 15 years	After 15 years	Total

Commercial	$216,356	$1,203,870	$791,600	$196,062	$2,407,888
Commercial real estate	127,348	539,356	494,657	12,881	1,174,242
Residential real estate	19,504	51,863	81,068	284,582	437,017
Consumer	7,790	9,766	420	—	17,976
Total loans	$370,998	$1,804,855	$1,367,745	$493,525	$4,037,123

(In thousands)	One year or less	After one through five years	After five through 15 years	After 15 years	Total	Total Loans Maturing After 1 Year
Loans maturing with:
Fixed interest rates
Commercial	$65,046	$353,131	$694,236	$184,681	$1,297,094	$1,232,048
Commercial real estate	52,343	413,019	189,471	1,300	656,133	603,790
Residential real estate	18,540	38,584	48,354	59,270	164,748	146,208
Consumer	6,862	7,003	275	—	14,140	7,278
Total fixed interest rate loans	$142,791	$811,737	$932,336	$245,251	$2,132,115	$1,989,324
Floating or adjustable interest rates
Commercial	$151,310	$850,739	$97,364	$11,381	$1,110,794	$959,484
Commercial real estate	75,005	126,337	305,186	11,581	518,109	443,104
Residential real estate	964	13,279	32,714	225,312	272,269	271,305
Consumer	928	2,763	145	—	3,836	2,908
Total floating or adjustable interest rate loans	$228,207	$993,118	$435,409	$248,274	$1,905,008	$1,676,801
Total loans	$370,998	$1,804,855	$1,367,745	$493,525	$4,037,123	$3,666,125
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

The following table presents, by loan type, the changes in the allowance for loan losses for the years ended December 31,:

(In thousands)	2021	2020	2019
Balance, beginning of year	$47,766	$28,546	$26,399

Loan charge-offs:
Commercial	(4,296)	(4,064)	(4,171)
Commercial real estate	(375)	(581)	(325)
Residential real estate	(42)	(39)	(272)
Consumer	(148)	(216)	(281)
Total loan charge-offs	(4,861)	(4,900)	(5,049)

Recoveries of loans previously charged-off:
Commercial	1,547	585	635
Commercial real estate	28	272	284
Residential real estate	24	115	148
Consumer	43	48	79
Total loan recoveries	1,642	1,020	1,146

Net charge-offs	(3,219)	(3,880)	(3,903)

Provision for loan losses	3,000	23,100	6,050
Balance, end of year	$47,547	$47,766	$28,546

Allowance for loan losses to total loans	1.18%	1.24%	0.92%
Ratio of net charge-offs to average loans outstanding	0.09%	0.11%	0.13%
The following table presents net charge-offs (recoveries) to average loans outstanding by loan category for the years ended December 31,:

(In thousands)	2021	2020	2019

Commercial	0.12%	0.19%	0.30%
Commercial real estate	0.03%	0.03%	—%
Residential real estate	—%	(0.01)%	0.02%
Consumer	0.65%	1.00%	1.08%
Allocation of Allowance for Loan Losses
The following table presents the allocation of the allowance for loan losses by category and the percentage of the allocation of the allowance for loan losses by category to total loans listed as of December 31,:

	2021		2020
(In thousands)	Allowance Amount	% of loans in each category to total loans	Allowance Amount	% of loans in each category to total loans
Commercial	$33,277	59.6%	$32,009	56.5%
Commercial real estate	12,899	29.1%	13,863	30.0%
Residential real estate	1,136	10.8%	1,606	13.1%
Consumer	235	0.4%	288	0.4%
Total	$47,547	100.0%	$47,766	100.0%
Nonperforming Assets
We have established policies and procedures to guide us in originating, monitoring and maintaining the credit quality of our loan portfolio. These policies and procedures are expected to be followed by our bankers and underwriters and exceptions to these policies require elevated levels of approval and are reported to our board of directors.
Nonperforming assets include all loans categorized as nonaccrual, loans identified as a troubled debt restructuring (“TDR”), accrual loans greater than 90 days past due, and other real estate owned and other repossessed assets. The accrual of interest on loans is discontinued, or the loan is placed on nonaccrual, when the full collection of principal and interest is in doubt. We do not generally accrue interest on loans that are 90 days or more past due. When a loan is placed on nonaccrual, previously accrued but unpaid interest is reversed and charged against interest income and future accruals of interest are discontinued. Payments by borrowers for loans on nonaccrual are applied to loan principal. Loans are returned to accrual status when, in our judgment, the borrower’s ability to satisfy principal and interest obligations under the loan agreement has improved sufficiently to reasonably assure recovery of principal and the borrower has demonstrated a sustained period of repayment performance. In general, we require a minimum of six consecutive months of timely payments in accordance with the contractual terms before returning a loan to accrual status.
A loan is identified as a TDR, when we, for economic or legal reasons related to the borrower’s financial difficulties, grant a concession to the borrower. The concessions may be granted in various forms including interest rate reductions, principal forgiveness, extension of maturity date, waiver or deferral of payments and other actions intended to minimize potential losses. A loan that has been restructured in a TDR may not be disclosed as a TDR in years subsequent to the restructuring if certain conditions are met. Generally, a nonaccrual loan that is restructured remains on nonaccrual status for a period of no less than six months to demonstrate that the borrower can meet the restructured terms. However, the borrower’s performance prior to the restructuring or other significant events at the time of restructuring may be considered in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status after a shorter performance period. If the borrower’s performance under the new terms is not reasonably assured, the loan remains classified as a nonaccrual loan.
The CARES Act, as extended by certain provisions of the Consolidated Appropriations Act, 2021, permitted banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that may otherwise be characterized as a TDR and suspended any determination related thereto if (i) the borrower was not more than 30 days past due as of December 31, 2019, (ii) the modifications were related to COVID-19, and (iii) the modification occurred between March 1, 2020 and January 1, 2022. Federal bank regulatory authorities also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19.
As of December 31, 2021 and 2020, $0.8 million and $51.8 million, respectively, of restructured loans were exempt from the accounting guidance for TDRs as a result of loans which are included in the COVID-19 related loan payment deferral total.
The following table sets forth our nonperforming assets as of December 31,:

(In thousands)	2021	2020
Nonaccrual loans:
Commercial	$16,492	$22,779
Commercial real estate	4,781	2,934
Residential real estate	6,052	9,498
Consumer	2	38
Total nonaccrual loans	27,327	35,249
Accrual TDRs	6,450	5,005
Accrual loans greater than 90 days past due	1,061	777
Total nonperforming loans	34,838	41,031
Other real estate owned and foreclosed assets, net	5,487	3,354
Total nonperforming assets	$40,325	$44,385

Nonaccrual loans to total loans	0.68%	0.92%
Nonperforming loans to total loans (1)	0.86%	1.07%
Nonperforming assets to total assets (1)	0.71%	0.89%
Allowance for loan losses to nonaccrual loans	173.99%	135.51%
(1) Nonperforming loans include nonaccrual loans, accrual TDR’s, and accrual loans greater than 90 days past due.
Total nonperforming assets were $40.3 million as of December 31, 2021, compared to $44.4 million at 2020.
Deposits
Deposits represent our primary source of funds. We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. Total deposits increased to $4.9 billion at December 31, 2021, compared to $4.2 billion at December 31, 2020. Deposit growth over this period occurred across all of the states in our footprint including Kansas, New Mexico and Colorado, as well as in our newer markets in Arizona and Texas. In addition, government stimulus efforts in response to the COVID-19 pandemic have contributed to a portion of our deposit growth for both commercial and consumer clients. Noninterest-bearing demand deposits increased on average by $0.4 billion from

December 31, 2020 to December 31, 2021, primarily driven by our growth in our commercial deposit base. Our certificates of deposit have decreased on average by $0.1 billion from 2020 to 2021 primarily due to the low interest rate environment.
The following table sets forth the average balance amounts and the average rates paid on deposits held by us for the years ended December 31,:

	2021		2020
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid

Noninterest-bearing demand deposit accounts	$1,376,968	—%	$978,092	—%
Interest-bearing deposit accounts:
Interest-bearing demand accounts	186,432	0.20%	127,408	0.33%
Savings accounts and money market accounts	2,663,949	0.18%	2,182,648	0.34%
NOW accounts	68,247	0.55%	78,149	0.77%
Certificate of deposit accounts	344,224	0.88%	488,575	1.49%
Total interest-bearing deposit accounts	3,262,852	0.26%	2,876,780	0.54%
Total deposits	$4,639,820	0.18%	$3,854,872	0.41%
The following table sets forth the average balance amounts and the average rates paid on deposits by customer type held by us for the years ended December 31,:

	2021		2020
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Consumer	$2,391,550	0.25%	$2,083,701	0.52%
Business Customers	2,248,270	0.11%	1,771,171	0.27%
Total deposits	$4,639,820	0.18%	$3,854,872	0.41%
Maturities of certificates of deposit of $250,000 or more outstanding are summarized as follows as of December 31,:

(In thousands)	2021	2020
Three months or less	$14,624	$10,891
Over three months through twelve months	43,922	57,457
Over twelve months through three years	13,490	17,713
Over three years	1,241	2,401
Total	$73,277	$88,462
The following table sets forth the portion of the Bank's time deposits, by account, that are in excess of the FDIC insurance limit, by remaining time until maturity, as of December 31,:

(In thousands)	2021
Three months or less	$11,214
Over three months through twelve months	42,198
Over twelve months through three years	13,460
Over three years	2,518
Total	$69,390
As of December 31, 2021 and 2020, approximately $2.5 billion and $1.7 billion, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.

Liquidity
Liquidity refers to our ability to maintain cash flow that is adequate to fund operations, support asset growth, maintain reserve requirements and meet present and future obligations of deposit withdrawals, lending obligations and other contractual obligations.
FirstSun (Parent Company)
FirstSun has routine funding requirements consisting primarily of operating expenses, debt service, and funds used for acquisitions. FirstSun can obtain funding to meet its obligations from dividends collected from its subsidiaries, primarily the Bank, and through the issuance of varying forms of debt. At December 31, 2021, FirstSun has cash and cash equivalents of $11.1 million and debt outstanding of $74.6 million. Management believes FirstSun has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The Bank may declare dividends without prior regulatory approval that do not exceed the total of retained net income for the current year combined with its retained net income for the preceding two years, subject to maintenance of minimum capital requirements. Prior regulatory approval to pay dividends was not required in 2020 or 2021 and is not currently required. At December 31, 2021, the Bank could pay dividends to FirstSun of approximately $100.0 million without prior regulatory approval.
Bank
The Bank’s liquidity management policy and our asset and liability management policy, or ALM policy, provides the framework that we use to seek to maintain adequate liquidity and sources of available liquidity at levels that will enable us to meet all reasonably foreseeable short-term, long-term and strategic liquidity demands. Our Asset and Liability Management Committee, or ALCO, is responsible for oversight of our liquidity risk management activities in accordance with the provisions of our ALM Policy and applicable bank regulatory capital and liquidity laws and regulations. Our liquidity risk management process includes (i) ongoing analysis and monitoring of our funding requirements under various economic and interest rate scenarios, (ii) review and monitoring of lenders, depositors, brokers and other liability holders to ensure appropriate diversification of funding sources and (iii) liquidity contingency planning to address liquidity needs in the event of unforeseen market disruption, including appropriate allocation of funds to a liquid portfolio of marketable securities and investments. We continuously monitor our liquidity position in order for our assets and liabilities to be managed in a manner that we believe will meet our immediate and long-term funding requirements. We seek to manage our liquidity position to meet the daily cash flow needs of customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our stockholders. We also monitor our liquidity requirements in light of interest rate trends, changes in the economy, and the scheduled maturity and interest rate sensitivity of our securities and loan portfolios and deposits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control when we make investment decisions. Net deposit inflows and outflows, however, are far less predictable and are not subject to the same degree of certainty.
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
At December 31, 2021, our liquid assets, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $583.0 million, or 10.3% of total assets, compared to $144.9 million, or 2.9% of total assets, at December 31, 2020. The increase in our liquid assets was primarily due to an increase in cash held at the Federal Reserve. Our available-for-sale securities at December 31, 2021 were $572.5 million, or 10.1% of total assets, compared to $468.6 million, or 9.4% of total assets, at December 31, 2020. Investment securities with an aggregate carrying value of $465.7 million and $437.2 million at December 31, 2021 and December 31, 2020, respectively, were pledged to secure public deposits and repurchase agreements. The increase in our pledged securities was due to increases in public funds and repurchase agreements.

The liability portion of our balance sheet serves as a primary source of liquidity. We plan to meet our future cash needs primarily through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At December 31, 2021, customer deposits, excluding brokered deposits and certificates of deposit greater than $250,000, were 113.2% of net loans, compared with 98.8% at December 31, 2020. For additional information related to our deposits, see Deposits section above. We are also a member of the FHLB, from which we can borrow for leverage or liquidity purposes. The FHLB requires that securities and qualifying loans be pledged to secure any advances. At December 31, 2021, we had $40.0 million in advances from the FHLB and a remaining credit availability of $505.0 million. In addition, we maintain a $8.5 million line with the Federal Reserve Bank’s discount window that is secured by certain loans from our loan portfolio.
Management believes the Bank has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Capital
Stockholders’ equity at December 31, 2021 was $524.0 million, compared to $485.8 million at 2020, an increase of $38.3 million, or 7.9%. The increase was primarily driven by net income in 2021.
Capital Adequacy
We are subject to various regulatory capital requirements administered by the federal banking agencies. Management routinely analyzes our capital to ensure an optimized capital structure. For further information on capital adequacy see Note 17 - Regulatory Capital Matters to the consolidated financial statements.
Material Contractual Obligations, Commitments, and Contingent Liabilities
We have entered into contractual obligations in the normal course of business that involve elements of credit risk, interest rate risk and liquidity risk.
The following table summarizes our material contractual obligations as of December 31, 2021. Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.

(In thousands)	Note Reference	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Deposits:
Deposits without a stated maturity	9	$4,531,203	$4,531,203	$—	$—	$—
Certificates of deposit	9	323,745	222,259	77,944	19,780	3,762
Securities sold under agreements to repurchase	10	92,093	92,093	—	—	—
Short-term debt:
FHLB LOC	11	—	—	—	—	—
Long-term debt:
FHLB term advances	11	40,000	10,000	—	20,000	10,000
Convertible notes payable (1)	11	20,673	6,750	13,923	—	—
Subordinated debt	11	53,919	—	—	—	53,919
Operating leases	22	39,151	6,672	13,513	10,790	8,176
(1) On January 21, 2022 , we paid off $6,750 of the convertible notes at par. This payoff is recognized in the less than 1 year column of our commitments table. For further information see Note 11 - Debt.

We are party to various derivative contracts as a means to manage the balance sheet and our related exposure to changes in interest rates, to manage our residential real estate loan origination and sale activity, and to provide derivative contracts to our clients. Since the derivative liabilities recorded on the balance sheet change frequently and do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above. Further discussion of derivative instruments is included in Note 7 - Derivative Financial Instruments to the consolidated financial statements.

In the normal course of business, various legal actions and proceedings are pending against us and our affiliates which are incidental to the business in which they are engaged. Further discussion of contingent liabilities is included in Note 22 - Commitments and Contingencies to the consolidated financial statements.
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contractual or notional amounts of those instruments reflect the extent of involvement we have in particular classes of financial instruments. Further discussion of contingent liabilities is included in Note 22 - Commitments and Contingencies to the consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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

	% Change in Net Interest Income As of December 31,		% Change in Economic Value of Equity As of December 31,
Changes in Interest Rate (Basis Points)	2021	2020	2021	2020

+300	24.9%	12.7%	(3.2)%	(8.2)%
+200	16.9%	8.7%	(1.9)%	(5.4)%
+100	8.4%	4.5%	(1.1)%	(2.6)%
Base	—%	—%	—%	—%
-100	(0.6)%	(3.1)%	1.2%	(1.9)%

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of FirstSun Capital Bancorp and Subsidiaries
Denver, Colorado
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FirstSun Capital Bancorp and Subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Crowe LLP

                                Crowe LLP

We have served as the Company's auditor since 2014.

Dallas, Texas
March 25, 2022

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Balance Sheets
As of December 31,

(In thousands, except par and share amounts)	2021	2020
Assets
Cash and cash equivalents	$668,462	$201,978
Securities available-for-sale	572,501	468,586
Securities held-to-maturity, fair value of $18,599 and $33,328, respectively	18,007	32,188
Loans held-for-sale, at fair value	103,939	193,963
Loans, net of allowance for loan losses of $47,547 and $47,766, respectively	3,989,576	3,798,591
Mortgage servicing rights, at fair value	47,392	29,144
Premises and equipment, net	53,147	56,758
Other real estate owned and foreclosed assets, net	5,487	3,354
Bank-owned life insurance	54,858	53,582
Restricted equity securities	16,239	23,175
Goodwill	33,050	33,050
Core deposits and other intangible assets, net	8,250	9,667
Accrued interest receivable	14,761	15,416
Deferred tax assets, net	23,030	23,763
Prepaid expenses and other assets	58,115	52,242
Total assets	$5,666,814	$4,995,457

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing accounts	$1,566,113	$1,054,458
Interest-bearing accounts	3,288,835	3,099,091
Total deposits	4,854,948	4,153,549
Securities sold under agreements to repurchase	92,093	115,372
Federal Home Loan Bank advances	40,000	70,411
Convertible notes payable, net	19,442	18,696
Subordinated debt, net	50,016	49,666
Accrued interest payable	2,369	2,592
Accrued expenses and other liabilities	83,908	99,384
Total liabilities	5,142,776	4,509,670

Commitments and contingencies (Note 22)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued or outstanding, respectively	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 19,903,342 and 19,878,713 shares issued; 18,346,288 and 18,321,659 shares outstanding, respectively	2	2
Additional paid-in capital	261,905	259,363
Treasury stock, 1,557,054 shares, respectively	(38,148)	(38,148)
Retained earnings	298,615	255,451
Accumulated other comprehensive income, net	1,664	9,119
Total stockholders’ equity	524,038	485,787
Total liabilities and stockholders’ equity	$5,666,814	$4,995,457
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
For the years ended December 31,

(In thousands, except per share amounts)	2021	2020	2019
Interest income:
Interest and fee income on loans:
Taxable	$137,669	$120,853	$122,952
Tax exempt	21,634	24,402	14,661
Interest and dividend income on securities:
Taxable	7,964	10,089	15,719
Tax exempt	15	11	75
Other interest income	2,072	1,482	2,431
Total interest income	169,354	156,837	155,838
Interest expense:
Interest expense on deposits	8,544	15,642	23,052
Interest expense on securities sold under agreements to repurchase	59	157	728
Interest expense on other borrowed funds	5,518	5,085	4,836
Total interest expense	14,121	20,884	28,616
Net interest income	155,233	135,953	127,222
Provision for loan losses	3,000	23,100	6,050
Net interest income after provision for loan losses	152,233	112,853	121,172
Noninterest income:
Service charges on deposit accounts	12,504	9,630	11,104
Credit and debit card fees	9,596	7,994	7,785
Trust and investment advisory fees	7,795	5,201	3,768
Income from mortgage banking services, net	86,410	122,174	42,992
Gain on sales of available-for-sale securities, net	—	153	1,583
Gain on other real estate owned and foreclosed assets activity, net	766	148	303
Other noninterest income	7,173	3,085	3,432
Total noninterest income	124,244	148,385	70,967
Noninterest expense:
Salary and employee benefits	151,926	139,980	104,699
Occupancy and equipment	26,565	26,716	23,439
Amortization of intangible assets	1,417	1,485	1,896
Merger related expenses	3,085	—	—
Other noninterest expenses	41,642	35,892	40,166
Total noninterest expense	224,635	204,073	170,200
Income before income taxes	51,842	57,165	21,939
Provision for income taxes	8,678	9,580	1,436
Net income	$43,164	$47,585	$20,503
Other comprehensive income:
Reclassification adjustment for net gain on sales of available-for-sale securities	—	(153)	(1,583)
Change in unrealized (loss) gain on available-for-sale securities	(9,870)	9,766	18,098
Income tax effect on other comprehensive income	2,415	(2,352)	(4,022)
Comprehensive income	$35,709	$54,846	$32,996

Earnings per share:
Net income available to common stockholders	$43,164	$47,585	$20,503
Basic	$2.36	$2.60	$1.05
Diluted	$2.30	$2.58	$1.03
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the years ended December 31,

(in thousands, except share amounts)	Issued shares of common stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity

Balance as of January 1, 2019	19,761,742	$2	$257,181	$(36,706)	$207,866	$1,858	$430,201
Issuance of treasury stock (100 shares)	—	—	—	3	—	—	3
Stock option exercise (14,680 shares of treasury stock issued)	116,971	—	1,301	355	—	—	1,656
Repurchase of common stock through stock repurchase program (1,498,202 shares)	—	—	—	(36,706)	—	—	(36,706)
Share-based compensation, net of forfeitures	—	—	2,114	—	—	—	2,114
Net income	—	—	—	—	20,503	—	20,503
Other comprehensive income	—	—	—	—	—	12,493	12,493
Balance as of December 31, 2019	19,878,713	$2	$257,181	$(36,706)	$207,866	$1,858	$430,201
Issuance of treasury stock (100 shares)	—	—	—	2	—	—	2
Repurchase of common stock through stock repurchase program (63,844 shares)	—	—	—	(1,564)	—	—	(1,564)
Stock option exercise (4,892 shares of treasury stock issued)	—	—	(153)	120	—	—	(33)
Share-based compensation, net of forfeitures	—	—	2,335	—	—	—	2,335
Net income	—	—	—	—	47,585	—	47,585
Other comprehensive income	—	—	—	—	—	7,261	7,261
Balance as of December 31, 2020	19,878,713	$2	$259,363	$(38,148)	$255,451	$9,119	$485,787

Issuance of common stock on restricted stock grants	24,629	—	812	—	—	—	812
Share-based compensation, net of forfeitures	—	—	1,730	—	—	—	1,730
Net income	—	—	—	—	43,164	—	43,164
Other comprehensive loss	—	—	—	—	—	(7,455)	(7,455)
Balance as of December 31, 2021	19,903,342	$2	$261,905	$(38,148)	$298,615	$1,664	$524,038
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31,

(In thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$43,164	$47,585	$20,503
Adjustments to reconcile income to net cash provided by operating activities:
Provision for loan losses	3,000	23,100	6,050
Depreciation	6,118	6,004	5,356
Deferred tax expense	3,145	(3,377)	1,611
Amortization of net discount on securities	3,399	4,180	4,663
Net accretion of discount on acquired loans	(1,142)	(3,766)	(4,175)
Net change in deferred loan origination fees and costs	617	8,811	2,682
Amortization of core deposits and other intangible assets	1,417	1,485	1,896
Net amortization (accretion) of lease marks	—	83	(6)
Amortization of software implementation costs	1,063	1,028	1,036
Accretion of fair value premium on acquired deposits	(45)	(151)	(288)
Amortization of fair value discount on subordinated debt	256	258	261
Amortization of issuance costs on subordinated debt	93	45	—
Amortization of fair value discount on convertible notes payable	746	752	761
Accretion of fair value premium on Federal Home Loan Bank advances	—	(165)	(57)
Increase in cash surrender value of bank-owned life insurance	(1,276)	(1,283)	(1,308)
Impairment of premises and equipment	—	678	—
Impairment of other real estate owned and foreclosed assets	217	418	1,076
Federal Home Loan Bank stock dividends	(407)	(468)	(311)
Share-based compensation expense	2,998	2,335	2,147
Decrease in fair value of mortgage servicing rights	5,606	22,280	11,930
Net gain on sales of available-for-sale securities	—	(153)	(1,583)
Net loss (gain) on sales of loans held-for-investment	701	1,180	(511)
Net loss on disposal of premises and equipment	76	519	207
Net gain on other real estate owned and foreclosed assets activity	(824)	(320)	(312)
Net gain on bank-owned life insurance	—	—	(464)
Net gain on sales of loans held-for-sale	(61,403)	(74,642)	(23,910)
Origination of loans held-for-sale	(2,165,255)	(2,471,066)	(1,203,526)
Proceeds from sales of loans held-for-sale	2,292,828	2,422,778	1,161,914
Changes in operating assets and liabilities:
Accrued interest receivable	655	(2,862)	(1,682)
Prepaid expenses and other assets	(6,769)	(17,116)	5,405
Accrued interest payable	(223)	398	467
Accrued expenses and other liabilities	(15,646)	30,905	14,065
Net cash provided by (used in) operating activities	$113,109	$(547)	$3,897
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Cash Flows (continued)
For the year ended December 31,

(In thousands)	2021	2020	2019
Cash flows from operating activities: (previous page)	$113,109	$(547)	$3,897

Cash flows from investing activities:
Net cash paid for acquisitions	—	(7,019)	—
Proceeds from maturities of held-to-maturity securities	13,835	24,433	18,084
Purchases of available-for-sale securities	(248,736)	(101,812)	(149,423)
Proceeds from sale or maturities of available-for-sale securities	131,899	185,704	194,169
Loan originations, net of repayments	(215,281)	(863,138)	(294,975)
Proceeds from the sale of loans held-for-sale previously classified as held-for-investment	18,544	97,832	14,438
Purchases of premises and equipment	(3,455)	(6,155)	(6,908)
Proceeds from the sale of premises and equipment	5	2,945	1,757
Proceeds from sales of other real estate owned and foreclosed assets	2,089	6,729	2,686
Proceeds from bank-owned life insurance	—	—	1,337
Purchases of restricted equity securities	(57)	(8,704)	(12,157)
Proceeds from the sale or redemption of restricted equity securities	7,400	6,431	13,917
Purchase of other investments	(686)	(155)	(82)
Proceeds from the sale or redemption of other investments	519	1	10
Net cash used in investing activities	(293,924)	(662,908)	(217,147)

Cash flows from financing activities:
Net change in deposits	701,444	663,750	468,677
Net change in securities sold under agreements to repurchase	(23,278)	47,261	(14,678)
Proceeds from Federal Home Loan Bank advances	—	—	871,000
Repayments of Federal Home Loan Bank advances	(30,411)	(6,000)	(1,027,712)
Proceeds from other borrowings	—	1,159,000	6,000
Repayments of other borrowings	—	(1,180,581)	(11,000)
Proceeds from Subordinated debt	—	39,067	—
Proceeds from issuance of common stock, net of issuance costs	(456)	—	1,268
Issuance of treasury stock	—	(31)	358
Purchase of treasury stock	—	(1,564)	(36,706)
Net cash provided by financing activities	647,299	720,902	257,207
Net increase in cash and cash equivalents	466,484	57,447	43,957
Cash and cash equivalents, beginning of year	201,978	144,531	100,574
Cash and cash equivalents, end of year	$668,462	$201,978	$144,531

Supplemental disclosures of cash flow information:
Interest paid on deposits	$8,753	$16,481	$22,870
Interest paid on borrowed funds	$5,667	$5,529	$5,693
Cash paid for income taxes, net	$6,601	$8,003	$520
Non-cash investing and financing activities:
Net change in unrealized gain (loss) on available-for-sale securities	$(9,870)	$9,613	$16,515
Loan charge-offs	$4,861	$4,900	$5,049
Premises and equipment transferred to other real estate owned and foreclosed assets	$1,038	$—	$—
Loans transferred to other real estate owned and foreclosed assets	$2,577	$3,110	$6,478
Other assets transferred to Premises and equipment	$170	$—	$—
Mortgage servicing rights resulting from sale or securitization of mortgage loans	$23,854	$22,421	$14,745
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP and Subsidiaries
Notes to Consolidated Financial Statements
($ in thousands, except share and per share amounts)
NOTE 1 - Basis of Presentation, Description of Business and Summary of Significant Accounting Policies
a.Principles of Consolidation - The consolidated financial statements include the accounts of FirstSun Capital Bancorp (“FirstSun” or “Parent Company”) and its wholly-owned subsidiaries, Sunflower Bank, N.A. (the “Bank”) and Logia Portfolio Management, LLC, and have been prepared using U.S. generally accepted accounting principles (“U.S. GAAP”) and prevailing practices in the banking industry. All significant intercompany balances and transactions have been eliminated. These entities are collectively referred to as “our”, “us”, “we”, or “the Company”.
b.Nature of Operations - The Bank is headquartered in Denver, Colorado, and primarily operates throughout Kansas, Colorado, New Mexico, Texas and Arizona providing a full range of commercial and consumer banking and financial services to small and medium-sized companies. Its primary deposit products are checking, savings and term certificate accounts. Its primary wealth management and trust products are personal trust and agency accounts, employee benefit and retirement related trust and agency accounts, investment management and advisory agency accounts, and foundation and endowment trust and agency accounts. Its primary lending products are residential mortgage, commercial and consumer loans. Substantially all loans are secured by specific items of collateral, including business assets, consumer assets, and commercial and residential real estate. Commercial loans are generally expected to be repaid from the borrower’s cash flow from operations.
c.Business Combination - On May 11, 2021, FirstSun and Pioneer Bancshares, Inc. (“Pioneer”) entered into an Agreement and Plan of Merger that provides for the merger of Pioneer with and into FirstSun, with FirstSun as the surviving entity (the “merger”). If the merger is completed, each share of Pioneer common stock will be converted into the right to receive 1.0443 shares of FirstSun common stock plus cash in lieu of any fractional shares. In September 2021, the Pioneer stockholders approved the merger. On March 7, 2022, we received the necessary regulatory approvals to complete the mergers, subject to applicable waiting periods. We expect to close the mergers on April 1, 2022, subject to the satisfaction of other customary closing conditions. Pioneer currently operates from its headquarters in Austin, Texas and has banking offices located primarily in the Austin, Houston, San Antonio, and Dallas metro areas. As of December 31, 2021 Pioneer reported assets of $1.6 billion, total loans of $0.9 billion, and deposits of $1.2 billion.
d.Subsequent Events - We evaluate events occurring subsequent to the balance sheet date to determine whether the events required recognition or disclosure in the financial statements. If conditions of a subsequent event existed as of the balance sheet date, depending on materiality, the effects may be required to be recognized and disclosed in the financial statements. If conditions of a subsequent event arose after the balance sheet date, the effects are not required to be recognized in the financial statements, but depending on materiality, may need to be disclosed in the financial statements.
e.Use of Estimates - The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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

f.Concentration of Credit Risk - We have a significant concentration in residential real estate and commercial loans within Kansas, Colorado, New Mexico, Texas, and Arizona. When necessary, we perform credit evaluations on our customers' financial condition and often request additional guarantees and forms of collateral from our customers. These financial evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, historical payment patterns, and bad debt write-off experience. Declines in the local or statewide economies could have an adverse impact on our financial condition. Adverse developments affecting real estate values in one or more of our markets could increase our credit risk associated with our loan portfolio. Additionally, if loans are not repaid according to their terms, the collateral securing the loans, in those cases where real estate serves as the primary collateral, may not have value equal to the amounts owed under the loan. We did not exceed regulatory concentration monitoring levels as of December 31, 2021 or 2020.
g.Reclassifications - Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior years net income or stockholders’ equity.
h.Fair Value Measurement - Fair value is determined in accordance with Accounting Standards Codification (ASC) Topic 820, Fair Value Measurement. ASC Topic 820 establishes a fair value hierarchy which requires the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 describes three levels of inputs that may be used to measure fair value:
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
i.Cash and Cash Equivalents - Cash and cash equivalents include cash, cash items in process of collection, deposits with other financial institutions and federal funds sold. For purposes of the consolidated statements of cash flows, we consider all federal funds sold and interest-bearing deposits at other financial institutions to be cash and cash equivalents, all with original maturities of less than 90 days. Cash held at depository institutions at times may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. Cash deposits are with reputable financial institutions and we do not anticipate realizing any losses from these cash deposits. As of December 31, 2021 and 2020, we have complied with all regulatory cash reserve and clearing requirements. Cash and cash equivalents were as follows as of December 31,:

	2021	2020

Federal Reserve Bank	$546,256	$100,711
Federal Home Loan Bank	5,582	13,785
Other	65,183	31,499
Total cash due from depository institutions	617,021	145,995
Cash on hand and noninterest bearing accounts	51,441	55,983
Total cash and cash equivalents	$668,462	$201,978

j.Securities - The Bank classifies debt securities as either available-for-sale or held-to-maturity. Held-to-maturity securities are those which the Bank has the positive intent and ability to hold to maturity. All other debt securities are classified as available-for-sale.
    Held-to-maturity securities are recorded at amortized cost. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity (accumulated other comprehensive income/loss) until realized. Realized gains and losses on securities classified as available-for-sale are included in earnings and recorded on trade date. The specific identification method is used to determine the cost of the securities sold.
    Purchased premiums and discounts on debt securities are amortized/accreted into interest income using the yield-to-maturity method based upon the remaining contractual maturity of the asset, adjusted for any expected prepayments.
    Management evaluates debt securities for other-than-temporary impairment (OTTI) on at least a quarterly basis, and more frequently when warranted by economic or market conditions. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the difference between amortized cost and fair value is recognized as an impairment through earnings. A decline in the market value of any security below cost that is deemed other than temporary due to the losses being credit and not due to other factors is charged to income, resulting in the establishment of a new cost basis for the security. Amortization and accretion of purchase premium and discount is then discontinued. Continuance of accrual of interest is determined on an individual basis. For debt securities that do not meet the aforementioned OTTI criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement, and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.
Equity securities are carried at fair value, with changes in fair values reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. Equity securities are included as a component of "prepaid expenses and other assets" in our consolidated balance sheets.
k.Loans Held-for-sale - Mortgage loans originated and intended for sale in the secondary market are classified as loans held-for-sale and recorded at fair value. Most of these loans are sold with servicing rights retained. The changes in fair value of loans held-for-sale are measured and recorded in income from mortgage banking services. Loan origination fees are recorded in the period of origination.
l.Loans Receivable - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff, are reported at the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs, and an allowance for loan losses.
Interest on loans receivable is accrued and credited to income based upon the principal amount outstanding using primarily a simple interest calculation. Loan origination fees and related direct loan origination costs for a given loan are offset and only the net amount is deferred and amortized and recognized in interest income over the life of the loan using the level yield method without anticipating prepayments. The accrual of interest income on loans is discontinued when, in management’s judgment, the interest is uncollectible in the normal course of business, and a loan is moved to nonaccrual status in accordance with the Bank’s policy, typically after 90 or 120 days of non-payment, as follows: interest income on consumer, commercial real estate and commercial loans is typically discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection; interest income on residential real estate loans is typically discontinued at the time the loan is 120 days delinquent unless the loan is well-secured and in process of collection. Consumer and credit card loans are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest in full is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

When discontinued, all unpaid interest is reversed. Interest is included in income after the date the loan is placed on nonaccrual status only after all principal has been paid or when the loan is returned to accrual status. The loan is returned to accrual status only when the borrower has brought all past-due principal and interest payments current and, in the opinion of management, has demonstrated the ability to make future payments of principal and interest as scheduled.
Acquired Loans - Acquired loans are recorded at fair value as of the acquisition date and classified as either purchased performing or purchased credit impaired (PCI) loans.
    For purchased performing loans, we follow the provisions of ASC Topic 310-20, Receivables - Nonrefundable Fees and Other Costs. The difference between the fair value and unpaid principal balance on a purchased performing loan as of the acquisition date is accreted or amortized to interest income over the estimated life of the loan. We may aggregate purchased performing loans into different pools based on common risk characteristics such as risk rating, underlying collateral, type of interest rate (fixed or adjustable), types of amortization, and other similar factors. A purchased performing loan pool is accounted for as a single asset with a single interest rate, cumulative loss rate, and cash flow expectation. A loan will be removed from a pool of loans only if the loan is sold, foreclosed, or assets are received in full satisfaction of the loan. If an individual loan is removed from a pool of loans, the difference between its relative carrying amount and its cash, fair value of the collateral, or other assets received will be recognized in income immediately as interest income on loans and would not affect the effective yield used to recognize the accretable yield on the remaining loan pool.
    For PCI loans, we follow the provisions of ASC Topic 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality. PCI loans reflect credit deterioration since origination such that it is probable at acquisition that we will be unable to collect all contractually required payments. PCI loans are initially recorded at estimated fair value measured as the present value of all cash flows expected to be received, discounted at an appropriately risk-weighted discount rate. Initial cash flow expectations incorporate significant assumptions regarding prepayment rates, frequency of default, and loss severity.  The excess of cash flows expected to be collected over a loan’s carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the loan using the effective yield method. The accretable yield may change due to changes in the timing and amounts of expected cash flows. Expected cash flows for PCI loans are reviewed quarterly. If, at acquisition, the PCI loans are collateral dependent and acquired primarily for the rewards of ownership of the underlying collateral, or if cash flows to be collected cannot be reasonably estimated, accrual of income is not recorded. The excess of the undiscounted contractual balances due over the cash flows expected to be collected on a PCI loan is considered to be the nonaccretable difference. The nonaccretable difference represents our estimate of the credit losses expected to occur and is considered in determining the fair value of the loans as of the acquisition date. Subsequent to the acquisition date, any increases in expected cash flows over those expected as of the acquisition date are adjusted through an increase to the accretable yield on a prospective basis. Any subsequent decreases in expected cash flows attributable to credit deterioration are recognized by recording a provision for loan losses which is charged against earnings. PCI loans acquired are subject to our internal and external credit review and monitoring controls. Our PCI loan portfolio may also include revolving lines of credit with funded and unfunded commitments. Loan balances outstanding at the time of acquisition are accounted for under ASC Topic 310-30. Any additional advances on these commitments subsequent to the acquisition date are accounted for under ASC Topic 310-20.
m.Allowance for Loan Losses - The allowance for loan losses is a valuation allowance for probable incurred credit losses and is based upon management’s estimate of the amount required to maintain an adequate allowance which reflects the risks in the loan portfolio. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required and necessary provision for loan losses expense using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, current economic conditions, and other factors which, in the opinion of management, deserve current recognition. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.
The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (“TDR”s) and classified as impaired.

Management also considers loan impairment in its analysis of the allowance. We consider a loan to be impaired when management believes it is probable that it will be unable to collect all principal and interest due according to the contractual terms of the loan.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.
If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at: the present value of estimated future cash flows discounted using the loan’s effective interest rate; the loan’s observable market price; or at the fair value of collateral if repayment is expected primarily from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.
TDRs occur when a borrower is experiencing financial difficulty and a concession is granted; such as below market interest rate for the remaining original life of the loan, extension of maturity date, release of collateral, reduction of principal amount or reduction of accrued interest. TDRs are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For TDRs that subsequently default, we determine the amount of reserve in accordance with the accounting policy for the allowance for loan losses on loans individually identified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio type and is based on the actual loss history experienced by us. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio type. These economic factors include, but are not limited to, consideration of the following: levels of, and trends in delinquencies, impaired loans, nonaccrual, and adversely classified loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; changes in the quality of the loan review system; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; effects of changes in credit concentrations; and the effects of other external factors such as competition and legal and/or regulatory requirements on the level of estimated credits losses in the Bank’s portfolio.
Loan credit quality and the adequacy of the allowance are also subject to periodic examination by regulatory agencies. Such agencies may require adjustments to the allowance based upon their judgments about information available at the time of their examination.
The Bank’s loan portfolio types are Commercial, Commercial Real Estate, Residential Real Estate, and Consumer loans. The Bank has a diversified portfolio across a variety of industries, and the portfolio is generally centered in the states in which the Bank has offices.
Commercial loans include commercial and industrial loans to commercial and agricultural customers for use in normal business operations to finance working capital needs, equipment and inventory purchases, and other expansion projects. These loans are made primarily in the Bank’s market areas, are underwritten on the basis of the borrower’s ability to service the debt from revenue, and extended under the Bank’s normal credit standards, controls, and monitoring systems. Collateral is often represented by liens on accounts receivable, inventory, equipment, and other forms of general non-real estate business assets. The Bank often obtains some form of credit enhancement through a personal guaranty of the borrower, principals and/or others. The global cash flow capability of commercial loan customers is generally evaluated both at underwriting and during the life of the loan. Commercial loans may involve increased risk due to the expectation that repayments for such loans generally come from the operation of the business activity and those operations may be unsuccessful. A disruption in the operating cash flows from a business, sometimes influenced by events not under the control of the borrower such as changing business environment, changes in regulations and political climate, unexpected natural events, or competition could also impact the borrower’s capacity to repay the loan. Assets collateralizing commercial loans may also decline in value more quickly than anticipated. Commercial loans require increased underwriting and monitoring to offset these risks, for which the Bank’s systems have been designed to provide.

Commercial Real Estate loans include owner occupied and non-owner occupied commercial real estate mortgage loans to operating commercial and agricultural businesses, and include both loans for long term financing of land and buildings and loans made for the initial development or construction of a commercial real estate project. Commercial Real Estate loans are repaid by cash flow generated by business operations, revenues generated from other business of the borrower, or from other long term financing sources upon completion of development or construction. Commercial Real Estate loans are collateralized by well-managed property with adequate margins and may also include credit enhancements through guarantees from responsible parties and collateralization by other assets. The performance of Commercial Real Estate loans may be impacted by negative changes in the real estate market and the underlying collateral value, weakened economic conditions, changing regulations and political climate, unexpected natural events, and other external factors. Commercial Real Estate loans require specialized underwriting and monitoring to offset these risks, which the Bank’s systems have been designed to provide.
Residential Real Estate loans represent loans to consumers collateralized by a mortgage on a residence and include purchase money, refinancing, secondary mortgages, and home equity loans and lines of credit. Residential Real Estate loans also include purchased mortgage loan pools serviced by others. General overall economic conditions, and individual economic conditions such as job loss, divorce, illness or personal bankruptcy, may impact the performance of Residential Real Estate borrowers. The credit quality of Residential Real Estate loans is monitored primarily on the basis of payment delinquency.
Consumer loans include direct consumer installment loans, credit card accounts, overdrafts and other revolving loans. Consumer loans are underwritten using factors such as the borrower’s income and debt levels, credit history, and the value of available collateral. General overall economic conditions, and individual economic conditions such as job loss, divorce, illness or personal bankruptcy, may impact the performance of Consumer loan borrowers. In case of default, collateral on a Consumer loan may be difficult or expensive to locate and acquire, and collection efforts may not warrant substantial actions other than obtaining a deficiency judgment. The credit quality of Consumer loans is monitored primarily on the basis of payment delinquency.
The Bank utilizes an internal loan risk rating system as a means of underwriting, monitoring credit quality, and identifying both problem and potential problem loans. The Bank’s credit risk management policies, procedures and practices promote sound lending standards and prudent management of credit risks, providing for sound underwriting, appropriate ongoing monitoring and review, and adherence to policy and regulatory requirements.
n.Mortgage Servicing Rights (MSRs) - MSRs arise from contractual agreements between us and investors in mortgage loans. Pursuant to ASC Topic 860-50, Servicing Assets and Liabilities, we record MSR assets when we sell loans on a servicing-retained basis, at the time of a securitization that qualifies and meets requirements for sale accounting or through the acquisition or assumption of the right to service a financial asset. Under these contracts, we perform loan servicing functions in exchange for fees and other remuneration.
Our MSRs are initially recorded and subsequently measured at fair value. The fair value of the MSRs is based upon the present value of the expected future net cash flows related to servicing these loans. We receive a base servicing fee, generally ranging from 0.25% to 0.50% annually on the remaining outstanding principal balances of the loans. The servicing fees are collected from investors. We determine the fair value of the MSRs by the use of a discounted cash flow model that incorporates prepayment speeds, delinquencies, discount rate, ancillary revenues and other assumptions (including costs to service) that management believes are consistent with the assumptions other market participants use in valuing MSRs. The nature of the loans underlying the MSRs affects the assumptions used in the cash flow models. We obtain third party valuations quarterly to assess the reasonableness of the fair value calculated by the cash flow model. Changes in the fair value of MSRs are charged or credited to income from mortgage banking services, net.
As a part of our mortgage servicing responsibilities, we advance funds when the borrower fails to meet contractual payments (e.g. principal, interest, property taxes, and insurance). We also advance funds to maintain, report, and market foreclosed real estate properties on behalf of investors. These advances are collectively known as servicer related advances. Such advances are recovered from borrowers for reinstated and performing loans and from investors for foreclosed loans. We record a valuation allowance on outstanding servicer advances when we determine that based on all available information, it is probable that a loss has been incurred, and that all contractual amounts due will not be recovered.

o.Premises and Equipment - Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line or declining balance method depending upon the type of asset with useful lives ranging from three to 39 years.
Maintenance and repair costs are charged to expense as incurred. Major betterments are considered individually and are capitalized or expensed depending on facts and circumstances.
p.Other Real Estate Owned and Foreclosed Assets - Assets acquired through, or in lieu of, foreclosure or repossession or otherwise are being held for disposal or to be sold are adjusted upon transfer to fair value less estimated costs to sell, establishing a new cost basis. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Subsequent to foreclosure/repossession, management periodically performs valuations, and an allowance for losses is established by a charge against earnings if the carrying value of a property exceeds the fair value less estimated costs to sell. Revenue and expenses from operation and changes in the valuation allowance are included in other noninterest expense on the consolidated statements of income and comprehensive income.
q.Bank-owned Life Insurance (BOLI) - We have purchased life insurance policies on certain key current and former executives as a method to offset the cost of employee benefit plans. We record BOLI at the estimated contractual amount that would be realized if the life insurance policy is surrendered prior to maturity or death of the insured, which is the cash surrender value adjusted for other charges and amounts due that are probable at settlement. Changes in the net cash surrender value of the policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income taxes.
r.Restricted Equity Securities - Restricted equity securities consist of capital stock of the Federal Home Loan Bank of Topeka (FHLB) and the Federal Reserve Bank of Kansas City (FRB). Such stock is not readily marketable, and accordingly, is carried at cost. Members of the FHLB are required to own a certain amount of stock based on the level of borrowings and other factors. As a national banking association, the Bank is required to own stock of its regional FRB. FRB and FHLB stock are periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.
Restricted equity securities consisted of the following:

	2021	2020

Federal Home Loan Bank stock	$6,379	$13,373
Federal Reserve Bank stock	9,860	9,802
Total restricted equity securities	$16,239	$23,175
s.Goodwill - The excess purchase price of acquired businesses over the fair value of identifiable assets acquired and liabilities assumed is recognized as goodwill. Goodwill is evaluated for impairment on an annual basis, or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. Our evaluation may consist of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. Factors considered in the qualitative assessment include general economic conditions, conditions of the industry and markets in which we operate, regulatory developments, cost factors, and our overall financial performance. We performed our most recent annual goodwill impairment test as of December 31, 2021 and concluded that no impairment existed. No impairment losses have been recognized during the years ended December 31, 2021, 2020 and 2019.
t.Core Deposits and Other Intangible Assets - Core deposits related to the depositor relationship of customers acquired from an acquisition are recognized in the value of core deposits. Our core deposits were valued based on the expected future benefit or earnings capacity attributable to the acquired deposits. These assets have been assigned a 10 year life from the date of acquisition. Other intangible assets include the trade names of First National 1870 and Guardian Mortgage. These trade names provide a source of market recognition to attract potential clients/relationships and retain existing customers. Management has indicated that portions of the business will utilize these trade names into perpetuity; therefore, these trade names have been classified as indefinite-lived assets. Further, we acquired certain customer relationships relating to wealth management. These customer relationships were assigned an amortization period of 16 years. During 2020, the Company acquired additional customer relationships relating to wealth advisory services from a financial institution. These customer relationships were assigned an amortization period of 10 years. Further information on the asset purchase is presented in Note 6 - Core Deposits and Other Intangible Assets. Two non-competition agreements were put in place for certain employees. These agreements were fully amortized in 2019.
u.Impairment of Long-lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate an asset may not be recoverable, we estimate the future cash flows expected to result from the use of the asset. If impairment is indicated, an adjustment is made to reduce the carrying amount based on the difference between the future cash flows expected and the carrying amount of the asset. There were no impairments of long-lived assets recognized in 2021 and 2019. During 2020, we approved the closure of six bank branches resulting in the impairment of $678 of long-lived assets.
v.Transfers of Financial Assets - Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
w.Loan Commitments and Related Financial Instruments - Financial instruments include off-balance sheet credit instruments, such as commitments to make loans, commercial letters of credit, and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.
x.Derivative Instruments and Hedging Activities - ASC Topic 815, Derivatives and Hedging (ASC Topic 815), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain our objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
As required by ASC Topic 815, we record all derivatives on the consolidated balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we do not elect not to apply hedge accounting. We do not have any cash flow or foreign currency hedges.
In accordance with the fair value measurement guidance in ASU Topic 2011-04, Fair Value Measurement (Topic 820), we made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The Alternative Reference Rates Committee ("ARRC") has proposed that the SOFR replace USD-LIBOR. We have material contracts that are indexed to USD-LIBOR. Industry organizations are currently working on the transition plan. We are currently monitoring this activity and our portfolio as well as evaluating the risks involved. Under this guidance, SOFR will be an eligible benchmark interest rate for our hedging strategies. Also effective December 31, 2021, we are no longer issuing debt indexed to USD-LIBOR.

Risk Management Objective of Using Derivatives
Banking Activities - We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our assets and liabilities and the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments principally related to our loan portfolio. The initial and subsequent changes in value, as well as the offsetting gain or loss of banking derivative financial instruments that qualify as fair value hedges, and any fees income generated are recorded as a component of interest and fee income on loans in our consolidated statements of income and comprehensive income.
Mortgage Banking Activities - Our mortgage bankers enter into interest rate lock commitments (IRLC) with prospective borrowers. An IRLC represents an agreement to purchase loans from a third-party originator or an agreement to extend credit to a mortgage applicant, whereby the interest rate is set prior to funding. The loan commitment binds us (subject to the loan approval process) to fund the loan at the specified rate, regardless of whether interest rates have changed between the commitment date and the loan funding date. Outstanding interest rate lock commitments are subject to interest rate risk and related price risk during the period from the date of the commitment through the loan funding date or expiration date. The borrower is not obligated to obtain the loan, thus we are subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLC. Our interest rate exposure on these derivative loan commitments is hedged with forward sales of mortgage-based securities as described below. Our IRLCs are carried at fair value in accordance with ASC Topic 815, and recorded at fair value in prepaid expenses and other assets on our consolidated balance sheets. ASC Topic 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair values of IRLCs are based on the fair value of the related mortgage loans which is based upon observable market data. The initial and subsequent changes in value of IRLCs are recorded as a component of income from mortgage banking services, net, in our consolidated statements of income and comprehensive income.
We actively manage the risk profiles of our IRLCs and mortgage loans held-for-sale on a daily basis. To manage the price risk associated with IRLCs, we enter into forward sales of mortgage-backed securities (MBS) in an amount equal to the portion of the IRLC expected to close, assuming no change in mortgage interest rates. In addition, to manage the interest rate risk associated with mortgage loans held-for-sale, we enter into forward sales of MBS to deliver mortgage loans to third party investors. The estimated fair values of forward sales of MBS and forward sales commitments are based on exchange prices or the dealer market price. The initial and subsequent changes in value on forward sales of MBS and forward sales commitments are a component of income from mortgage banking services, net, in our consolidated statements of income and comprehensive income.
We also occasionally enter into contracts with other mortgage bankers to purchase residential mortgage loans at a future date, which we refer to as Loan Purchase Commitments (LPCs). LPCs are accounted for as derivatives under ASC Topic 815 and recorded at fair value in prepaid expenses and other assets on our consolidated balance sheets. Subsequent changes in LPCs are recorded as a charge or credit to income from mortgage banking services, net, in our consolidated statements of income and comprehensive income.
We utilize derivative instruments to help manage the fair value changes in our MSRs. These derivative instruments are intended to economically hedge certain risks related to our MSRs. As such, these derivative instruments are not designated as accounting hedges. These derivatives may include To Be Announced (TBA) MBS, interest rate swaps, and options contracts and are valued based on quoted prices for similar assets in an active market with inputs that are observable. These derivative products are accounted for and recorded at fair value in prepaid expenses and other assets or accrued expenses and other liabilities on our consolidated balance sheets. Subsequent changes are recorded to income from mortgage banking services, net, in our consolidated statements of income and comprehensive income.
y.Revenue Recognition - Noninterest income within the scope of ASC Topic 606 is recognized by us when performance obligations, under the terms of the contract, are satisfied. This income is measured as the amount of consideration expected to be received in exchange for the providing of services. The majority of our applicable noninterest income continues to be recognized at the time when services are provided to our customers. Further information is presented in Note 23 - Revenue from Contracts with Customers.
z.Advertising - Advertising costs are expensed as incurred and recorded within other noninterest expense.
aa.Earnings Per Share - Basic and diluted earnings per share are computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during each period.
ab.Share-Based Compensation - Compensation cost is recognized for stock options issued to employees, based on the fair value of these awards at the date of the grant. A Black-Scholes model is utilized to estimate the fair value of stock options.
Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. We recognize forfeitures as they occur.
ac.Retirement Plan - We have an employee savings plan and trust (the Plan) which qualifies under Section 401(k) of the Internal Revenue Service Code. The Bank’s Trust and Wealth Management department is the Trustee. Substantially all of our full-time employees are eligible to participate in the Plan. Eligible employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. Additional contributions are allowed per the Internal Revenue Service Code for participants who have attained age 50 before the end of the Plan year. We make a matching contribution for each eligible participant equal to 100% of the participant’s elective deferrals which does not exceed 6% of the participant’s compensation. Participants are immediately vested in the matching contribution. Matching contributions to the Plan charged to salary and employee benefits amounted to $4,912, $4,351 and $3,390 in 2021, 2020 and 2019, respectively.
ad.Income Taxes - The Company files a consolidated federal income tax return. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards; deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities for subsequent changes in tax rates are recognized in income in the period that includes the tax rate changes.
We recognize the financial effects of a tax position only when we believe it can “more likely than not” support the position upon a tax examination by the relevant taxing authority, with a tax examination being presumed to occur. We are no longer subject to examination by taxing authorities for years before 2018. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.
ae.Comprehensive income - Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale, which is also recognized as a separate component of equity.
af.Loss Contingencies - Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on these consolidated financial statements.
ag.Risks and Uncertainties - In the normal course of business, companies in the banking and mortgage industries encounter certain economic and regulatory risks. Economic risks include prepayment risk, market risk, interest rate risk, and credit risk. We are subject to interest rate risk to the extent that in a rising interest rate environment, we may experience a decrease in loan production, as well as decreases in the value of mortgage loans held-for-sale and in commitments to originate loans, which may adversely impact our earnings. Credit risk is the risk of default that may result from the borrowers’ inability or unwillingness to make contractually required payments.
We generally sell loans to investors without recourse; therefore, the investors have assumed the risk of loss or default by the borrower. However, we are usually required by these investors to make certain standard representations and warranties relating to credit information, loan documentation, and collateral. To the extent that we do not comply with such representations, or there are early payment defaults, we may be required to repurchase the loans or indemnify these investors for any losses from borrower defaults. In addition, if loans pay off within a specified time frame, we may be required to refund a portion of the sales proceeds to the investors. We established reserves for potential losses related to these representations and warranties which is recorded within accrued expenses and other liabilities. In assessing the adequacy of the reserve, we evaluate various factors including actual write-offs during the period, historical loss experience, known delinquent and other problem loans, and economic trends and conditions in the industry. Further information is presented in Note 22 - Commitments and Contingencies.
ah.Equity - Treasury stock is carried at cost
Dividend Restriction - Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Parent Company or by the Parent Company to stockholders.
ai.Adoption of New Accounting Standards - As an “emerging growth company” under Section 107 of the JOBS Act, we can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, we can delay the adoption of certain accounting standards until those standards would otherwise apply to non-public business entities. We intend to take advantage of the benefits of this extended transition period for an “emerging growth company” for as long as it is available to us. For standards that we have delayed adoption, we may lack comparability to other companies who have adopted such standards.
Guidance on Non-TDR Loan Modifications due to COVID-19 – The Consolidated Appropriations Act, 2021 (“CAA”), which was signed into law on December 27, 2020, extends certain provisions of the CARES Act. Section 4013 of the CARES Act provided temporary relief from TDR accounting and is amended by Division N, Section 540 of the CAA, by extending the end date from December 31, 2020, to the earlier of January 1, 2022, or 60 days after the date on which the COVID-19 national emergency terminates. In response, the OCC updated its two-page reference guide, “TDR Designation and COVID-19 Loan Modifications,” to conform to the extended TDR provisions. In accordance with such guidance, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term (180 days or less) modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Our non-TDR loan modifications are immaterial to the consolidated financial statements at December 31, 2021.
aj.Recent Accounting Pronouncements - In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), amending existing guidance. The guidance is intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The principal change required by the guidance relates to lessee accounting. Under the new guidance for operating leases (with the exception of short-term leases), a lessee is required to (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and (3) classify all cash payments within operating activities in the statement of cash flows. The guidance also changes disclosure requirements related to leasing activities, and requires certain qualitative disclosures along with specific quantitative disclosures. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and ASC 606, Revenue from Contracts with Customers. The guidance and related subsequent pronouncements are effective for us for fiscal years beginning after December 15, 2021. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and Lessors may not apply a full retrospective transition approach. We have evaluated contracts, performed present value calculations and we anticipate recording a right of use asset of approximately $30.0 million and a lease liability of approximately $35.0 million in our December 31, 2022 consolidated balance sheet when adopted under the modified retrospective approach. The Company does not expect the adoption of this guidance will be material to our Consolidated Statement of Income and Comprehensive Income.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). This guidance replaces the existing incurred loss model for estimating allowances with a current expected credit losses (CECL) model with respect to most financial assets measured at amortized cost and certain other instruments, including loan receivables, held to maturity debt securities and off-balance sheet credit exposures such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments. In addition, the guidance requires credit losses relating to available for sale debt securities to be recorded through an allowance for credit losses rather than a reduction of the carrying amount, and also changes the accounting for purchased credit-impaired debt securities and loans. The guidance retains many of the disclosure requirements in current U.S. GAAP and expands certain disclosure requirements. The guidance provides transition rules for: debt securities with OTTI; existing purchased credit impaired assets; and all other assets within the scope of CECL. For us, the guidance is effective for fiscal years beginning after December 15, 2022. While early adoption is currently permitted, we plan to adopt this standard on January 1, 2023. The guidance allows for a modified retrospective approach and we expect to recognize a one-time cumulative effect adjustment through retained earnings as of the beginning of the first reporting period in which the new standard is effective for us. We continue to work with a software provider on the application and implementation of the new accounting guidance. The integration of our data with the software provider is substantially complete. Management anticipates model development, with the assistance of the software provider, will begin in early calendar year 2022 and will take several months to complete. We continue to believe that the adoption of the standard will result in an overall increase in the allowance for loan losses to cover credit losses over the estimated life of the financial assets. However, the magnitude of the increase of our allowance for loan losses at the adoption date will depend upon the nature and characteristics of the portfolio, as well as macroeconomic conditions and forecasts at that time.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance eases the potential burden in accounting for reference rate reform. The amendments are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The new guidance provides the following optional expedients that reduce costs and complexity of accounting for reference rate reform: Simplify accounting analysis for contract modifications; Allow hedging relationships to continue without de-designation if there are qualifying changes in critical terms of an existing hedging relationship due to reference rate reform; Allow change in the systematic and rational method used to recognize in earnings the components excluded from the assessment of hedge effectiveness; Allow a change in the designated benchmark interest rate to a different eligible benchmark interest rate in a fair value hedging relationship; Allow the shortcut method for a fair value hedging relationship to continue for the remainder of the hedging relationship; Simplify the assessment of hedge effectiveness and provide temporary optional expedients for cash flow hedging relationships affected by reference rate reform; and allow a one-time election to sell or transfer debt securities classified as held-to-maturity that reference a rate affected by reference rate reform and are classified as held-to-maturity before January 1, 2020. The amendments are effective for all entities from the beginning of an interim period that includes the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022. We have identified all LIBOR exposure and are working to communicate and revise any contracts as necessary. The adoption of this standard is not expected to have a material effect on our operating results or financial condition.

NOTE 2 - Securities
The amortized cost, gross unrealized gains and losses, and fair values of available-for-sale and held-to-maturity debt securities by type follows as of December 31,:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2021
Available-for-sale:
U.S. treasury	$35,400	$—	$(215)	$35,185
U.S. agency	6,019	—	(100)	5,919
Obligations of states and political subdivisions	3,979	—	(190)	3,789
Mortgage backed - residential	138,297	2,018	(1,638)	138,677
Collateralized mortgage obligations	236,282	1,441	(1,939)	235,784
Mortgage backed - commercial	150,322	3,424	(599)	153,147
Total available-for-sale	$570,299	$6,883	$(4,681)	$572,501
Held-to-maturity:
Obligations of states and political subdivisions	$716	$25	$—	$741
Mortgage backed - residential	10,750	390	—	11,140
Collateralized mortgage obligations	6,541	177	—	6,718
Total held-to-maturity	$18,007	$592	$—	$18,599
2020
Available-for-sale:
U.S. agency	$9,204	$—	$(208)	$8,996
Obligations of states and political subdivisions	3,427	8	—	3,435
Mortgage backed - residential	116,365	3,399	(202)	119,562
Collateralized mortgage obligations	200,496	2,743	(43)	203,196
Mortgage backed - commercial	127,022	6,426	(51)	133,397
Total available-for-sale	$456,514	$12,576	$(504)	$468,586
Held-to-maturity:
U.S. agency	$5,099	$26	$—	$5,125
Obligations of states and political subdivisions	730	41	—	771
Mortgage backed - residential	16,050	618	—	16,668
Collateralized mortgage obligations	10,309	455	—	10,764
Total held-to-maturity	$32,188	$1,140	$—	$33,328
As of December 31, 2021 and 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Certain debt securities that have gross unrealized losses and have been in a continuous unrealized loss position for more than one year follows as of December 31,:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Number of Securities
2021
Available-for-sale:
U.S. treasury	$35,185	$(215)	$—	$—	$35,185	$(215)	4
U.S. agency	—	—	5,919	(100)	5,919	(100)	7
Obligations of states and political subdivisions	3,232	(190)	—	—	3,232	(190)	2
Mortgage backed - residential	51,616	(530)	25,246	(1,108)	76,862	(1,638)	17
Collateralized mortgage obligations	115,877	(1,938)	193	(1)	116,070	(1,939)	16
Mortgage backed - commercial	32,872	(581)	24,170	(18)	57,042	(599)	5
Total available-for-sale	$238,782	$(3,454)	$55,528	$(1,227)	$294,310	$(4,681)	51

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Number of Securities
2020
Available-for-sale:
U.S. agency	$—	$—	$8,996	$(208)	$8,996	$(208)	7
Mortgage backed - residential	15,251	(146)	7,601	(56)	22,852	(202)	8
Collateralized mortgage obligations	23,646	(43)	—	—	23,646	(43)	11
Mortgage backed - commercial	9,167	(15)	14,971	(36)	24,138	(51)	2
Total available-for-sale	$48,064	$(204)	$31,568	$(300)	$79,632	$(504)	28
There were no held-to-maturity securities in an unrealized loss position as of December 31, 2021 or 2020
Estimated fair value is less than amortized cost primarily because of general economic conditions unrelated to the specific issuer. At December 31, 2021 and 2020, management does not believe these securities are other than temporarily impaired for the following reasons: no significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the issuer; no significant adverse change in the regulatory, economic, or technological environment of the issuer; and no significant adverse change in the general market condition of either the geographic area or the industry in which the issuer operates. Management has the ability and intends to hold these securities and it is likely that management will not be required to sell the securities prior to maturity or until such time as the full amount of investment principal will be returned.

The amortized cost and fair value of our debt securities by contractual maturity as of December 31, 2021 are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or earlier redemptions that may occur.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due within 1 year	$31	$31
Due after 1 year through 5 years	15,662	15,968
Due after 5 years through 10 years	164,585	165,720
Due after 10 years	390,021	390,782
Total available-for-sale	$570,299	$572,501
Held-to-maturity:
Due after 1 year through 5 years	$1,161	$1,204
Due after 5 years through 10 years	200	220
Due after 10 years	16,646	17,175
Total held-to-maturity	$18,007	$18,599
Securities with a carrying value of $465,665 and $437,223 were pledged to secure public deposits, securities sold under agreements to repurchase and borrowed funds at December 31, 2021 and 2020, respectively.
There were no proceeds from sales and calls of securities for the year ended December 31, 2021. The proceeds from sales and calls of securities for the year ended December 31, 2020 was $56,159. For the year ended December 31, 2020, we recognized gross investment gains of $446 and gross investment losses of $293, resulting from the sale of securities. For the year ended December 31, 2019, we recognized gross investment gains of $2,005 and gross investment losses of $422, resulting from the sale of securities.

NOTE 3 - Loans
Loans held-for-investment consist of the following as of December 31,:

	2021	2020
Commercial	$2,414,787	$2,181,552
Commercial real estate	1,176,973	1,156,668
Residential real estate	437,116	503,828
Consumer	17,766	14,233
Total loans	4,046,642	3,856,281
Deferred costs, fees, premiums, and discounts	(9,519)	(9,924)
Allowance for loan losses	(47,547)	(47,766)
Total loans, net	$3,989,576	$3,798,591
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. A provision in the CARES Act created the Paycheck Protection Program (PPP), a program administered by the Small Business Administration (“SBA”) to provide loans to small business during the COVID-19 pandemic. As of December 31, 2021 and 2020, we had $68,401 and $256,336 of PPP loans outstanding and deferred processing fees outstanding of $1,652 and $5,235, respectively. PPP loans are classified as Commercial loans in the consolidated financial statements. No allowance for loan losses has been recognized for PPP loans as such loans are guaranteed by the SBA.

The following table presents the activity in the allowance for loan losses by portfolio type for the years ended December 31,:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
2021
Allowance for loan losses:
Balance, beginning of year	$32,009	$13,863	$1,606	$288	$47,766
Provision for (benefit from) loan losses	4,017	(617)	(452)	52	3,000
Loans charged off	(4,296)	(375)	(42)	(148)	(4,861)
Recoveries	1,547	28	24	43	1,642
Balance, end of year	$33,277	$12,899	$1,136	$235	$47,547
2020
Allowance for loan losses:
Balance, beginning of year	$17,509	$9,645	$1,056	$336	$28,546
Provision for loan losses	17,979	4,527	474	120	23,100
Loans charged off	(4,064)	(581)	(39)	(216)	(4,900)
Recoveries	585	272	115	48	1,020
Balance, end of year	$32,009	$13,863	$1,606	$288	$47,766
2019
Allowance for loan losses:
Balance, beginning of year	$13,158	$11,774	$1,201	$266	$26,399
Provision for loan losses	7,887	(2,088)	(21)	272	6,050
Loans charged off	(4,171)	(325)	(272)	(281)	(5,049)
Recoveries	635	284	148	79	1,146
Balance, end of year	$17,509	$9,645	$1,056	$336	$28,546

The following table presents the balance in the allowance for loan losses and the recorded investment by portfolio type based on impairment method for the years ended December 31,:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
2021
Loans:
Individually evaluated for impairment	$17,460	$4,781	$11,479	$2	$33,722
Collectively evaluated for impairment	2,397,327	1,172,192	425,637	17,764	4,012,920
Total loans	$2,414,787	$1,176,973	$437,116	$17,766	$4,046,642
Allowance for loan losses:
Individually evaluated for impairment	$2,517	$12	$39	$—	$2,568
Collectively evaluated for impairment	30,760	12,887	1,097	235	44,979
Total allowance for loan losses	$33,277	$12,899	$1,136	$235	$47,547
2020
Loans:
Individually evaluated for impairment	$23,197	$2,933	$9,630	$38	$35,798
Collectively evaluated for impairment	2,158,355	1,153,735	494,198	14,195	3,820,483
Total loans	$2,181,552	$1,156,668	$503,828	$14,233	$3,856,281
Allowance for loan losses:
Individually evaluated for impairment	$3,972	$12	$96	$—	$4,080
Collectively evaluated for impairment	28,037	13,851	1,510	288	43,686
Total allowance for loan losses	$32,009	$13,863	$1,606	$288	$47,766

The following table presents information related to impaired loans by class of loans as of December 31,:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment
2021
With no related allowance recorded:
Commercial	$14,619	$13,982	$—	$10,637
Commercial real estate	4,795	4,706	—	3,943
Residential real estate	10,754	10,808	—	7,223
Consumer	3	2	—	3
Total loans with no related allowance recorded	30,171	29,498	—	21,806
With an allowance recorded:
Commercial	3,666	3,478	2,517	2,375
Commercial real estate	124	75	12	57
Residential real estate	665	671	39	462
Total loans an allowance recorded	4,455	4,224	2,568	2,894
Total impaired loans	$34,626	$33,722	$2,568	$24,700
2020
With no related allowance recorded:
Commercial	$16,370	$15,756	$—	$12,189
Commercial real estate	2,850	2,838	—	1,910
Residential real estate	9,021	8,933	—	5,855
Consumer	38	38	—	29
Total loans with no related allowance recorded	28,279	27,565	—	19,983
With an allowance recorded:
Commercial	7,610	7,441	3,972	5,304
Commercial real estate	133	95	12	67
Residential real estate	709	697	96	479
Total loans an allowance recorded	8,452	8,233	4,080	5,850
Total impaired loans	$36,731	$35,798	$4,080	$25,833
Interest income recorded on impaired loans was not material for the years ended December 31, 2021, 2020 and 2019.
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
Doubtful - loans are considered “classified” and have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. There were no loans categorized as doubtful as of December 31, 2021 and 2020.
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

The following table presents the credit risk profile of our loan portfolio based on our rating categories as of December 31,:

	Non-Classified	Classified	Total
2021
Commercial	$2,384,275	$30,512	$2,414,787
Commercial real estate	1,146,673	30,300	1,176,973
Residential real estate	431,033	6,083	437,116
Consumer	17,762	4	17,766
Total loans	$3,979,743	$66,899	$4,046,642

2020
Commercial	$2,145,831	$35,721	$2,181,552
Commercial real estate	1,126,080	30,588	1,156,668
Residential real estate	494,155	9,673	503,828
Consumer	14,195	38	14,233
Total loans	$3,780,261	$76,020	$3,856,281
The following table presents our loan portfolio aging analysis as of December 31,:

	Loans Not Past Due	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans Greater than 90 Days Past Due, Still Accruing	Nonaccrual	Total
2021
Commercial	$2,392,205	$5,467	$623	$—	$16,492	$2,414,787
Commercial real estate	1,160,244	10,887	—	1,061	4,781	1,176,973
Residential real estate	424,860	5,794	410	—	6,052	437,116
Consumer	17,719	45	—	—	2	17,766
Total loans	$3,995,028	$22,193	$1,033	$1,061	$27,327	$4,046,642
2020
Commercial	$2,147,310	$11,415	$48	$—	$22,779	$2,181,552
Commercial real estate	1,144,801	8,933	—	—	2,934	1,156,668
Residential real estate	489,482	2,948	1,123	777	9,498	503,828
Consumer	14,187	8	—	—	38	14,233
Total loans	$3,795,780	$23,304	$1,171	$777	$35,249	$3,856,281
As of December 31, 2021 and 2020, we have a recorded investment in TDRs of $21,699 and $13,975, respectively. We have no commitments to lend additional amounts at December 31, 2021.
The modification of the terms of the loans performed for the years ended December 31, 2021 and 2020 respectively, included rate modifications, extensions of the maturity dates or a permanent reduction of the recorded investment in the loans.

The following table presents loans by class modified as TDRs that occurred during the years ended December 31,:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
2021
Commercial	7	$6,969	$6,178
Commercial real estate	1	2,295	2,265
Residential real estate	4	1,386	1,435
Total	12	$10,650	$9,878
2020
Commercial	11	$2,950	$2,831
Residential real estate	5	917	907
Total	16	$3,867	$3,738
For the years ended December 31, 2021, 2020 and 2019 the TDRs described above increased the allowance for loan losses by $2,326, $1,464 and $105, respectively. There were no amounts charged-off during the years ended December 31, 2021, 2020 and 2019. For the year ended December 31, 2020, there were loans modified as TDRs totaling $1,759 for which there was a payment default following the modification.
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
We are working with borrowers impacted by COVID-19 and providing modifications to include interest only deferral or principal and interest deferral. These modifications are excluded from TDR classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. We had actively modified loans under the CARES Act as follows as of December 31,:

	Number of Loans	Recorded Investment
2021
Residential real estate	3	$771

2020
Commercial	23	$17,714
Commercial real estate	7	12,413
Residential real estate	49	21,584
Consumer	6	77
Total	85	$51,788
Acquired Loans and Loan Discounts:
Included in the net loan portfolio as of December 31, 2021 and 2020 is a net accretable discount related to loans acquired within a business combination in the approximate amounts of $571 and $2,043, respectively. The discount is accreted into income on a level-yield basis over the life of the loans.
Loans acquired with evidence of credit quality deterioration at acquisition, for which it was probable that we would not be able to collect all contractual amounts due, were accounted for as purchased credit impaired (“PCI”) loans. The outstanding balance represents the total amount owed, including accrued but unpaid interest, and any amounts previously charged off. The carrying amount of purchased credit impaired loans is not significant as of December 31, 2021 and 2020.

NOTE 4 - Mortgage Servicing Rights
The unpaid principal loan balance of our servicing portfolio is presented in the following table as of December 31,:

	2021	2020

Federal National Mortgage Association	$2,352,981	$2,117,703
Federal Home Loan Mortgage Corporation	1,512,858	948,934
Government National Mortgage Association	759,524	722,138
Federal Home Loan Bank	134,616	245,246
Other	1,853	2,144
Total	$4,761,832	$4,036,165
The activity of MSRs carried at fair value is as follows for the years ended December 31,:

	2021	2020	2019

Balance, beginning of year	$29,144	$29,003	$26,188
Additions:
Servicing resulting from transfers of financial assets	23,854	22,421	14,745
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	6,093	(13,798)	(5,977)
Changes in fair value due to pay-offs, pay-downs, and runoff	(11,699)	(8,482)	(5,953)
Balance, end of year	$47,392	$29,144	$29,003
The following represents the weighted-average key assumptions used to estimate the fair value of MSRs as of December 31,:

	2021	2020	2019

Discount rate	9.22%	9.12%	9.29%
Total prepayment speeds	11.52%	16.99%	13.01%
Cost of servicing each loan	$85/per loan	$85/per loan	$86/per loan
Total servicing and ancillary fees earned from the mortgage servicing portfolio is presented in the following table for the years ended December 31,:

	2021	2020	2019

Servicing fees	$12,092	$9,426	$7,385
Late and ancillary fees	433	372	415
Total	$12,525	$9,798	$7,800

NOTE 5 - Premises and Equipment
A summary of premises and equipment is as follows:

	Estimated Useful Lives	2021	2020

Land	N/A	$11,164	$11,704
Buildings and improvements	5 - 39 years	50,498	53,162
Equipment	3 - 7 years	30,906	29,837
Automobiles	3 - 7 years	138	138
Construction in progress	N/A	827	1,115
Premises and equipment		93,533	95,956

Less: Accumulated depreciation		(40,386)	(39,198)
Premises and equipment, net		$53,147	$56,758
For the years ended December 31, 2021, 2020 and 2019, we had depreciation expense of $6,118, $6,004 and $5,356, respectively. Depreciation expense has been included in occupancy and equipment expense in the accompanying consolidated statements of income and comprehensive income.

NOTE 6 - Core Deposits and Other Intangible Assets
Activity in our core deposits and other intangible assets was as follows as of and for the years ended December 31,:

	Indefinite-Lived Assets	Finite Lived Assets
	Tradenames	Core Deposits Intangibles	Customer Relationships	Non-compete agreements	Total
2021
Balance, beginning of year	$1,800	$6,211	$1,656	$—	$9,667
Amortization	—	(1,212)	(205)	—	(1,417)
Balance, end of year	$1,800	$4,999	$1,451	$—	$8,250
2020
Balance, beginning of year	$1,800	$7,578	$524	$—	$9,902
Additions	—	—	1,250	—	1,250
Amortization	—	(1,367)	(118)	—	(1,485)
Balance, end of year	$1,800	$6,211	$1,656	$—	$9,667
2019
Balance, beginning of year	$1,800	$9,379	$581	$38	$11,798
Amortization	—	(1,801)	(57)	(38)	(1,896)
Balance, end of year	$1,800	$7,578	$524	$—	$9,902
During June 2020, the Bank entered into an asset purchase agreement in order to acquire certain assets, liabilities and customer contracts (the assets) from another financial institution (the seller). The assets acquired had previously been a part of the investment management and trust administration group that the seller had recently acquired. The transaction was completed on August 31, 2020. The purchase price amounted to $7,019 which was allocated to loans $5,670, other receivables $319, accrued liabilities $220, and customer relationships intangible $1,250. As a result of this transaction, assets under management of the Bank’s wealth management group increased by approximately $900 million.
During the years ended December 31, 2021, 2020 and 2019, there was no indication of impairment of our core deposits and other intangible assets.

Future amortization expense of our core deposits and other intangible assets is as follows:

2022	$1,308
2023	1,220
2024	1,139
2025	1,065
2026	997
Thereafter	721
Total future amortization	$6,450

NOTE 7 - Derivative Financial Instruments
Banking Derivative Financial Instruments:
We are exposed to changes in the fair value of certain of our fixed-rate assets due to changes in benchmark interest rates. We use interest rate swaps to manage our exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate, LIBOR. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for us making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. The carrying amount of hedged loans receivable as of December 31, 2021 and 2020 was $205,235 and $239,591, respectively. The cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged loans receivable as of December 31, 2021 and 2020 was $5,614 and $14,906, respectively. The hedges were determined to be effective during all periods presented and we expect the hedges to remain effective during their remaining terms.
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
The components of our banking derivative financial instruments consisted of the following as of December 31,:

	Number of Transactions	Expiration Dates	Outstanding Notional	Estimated Fair Value
2021
Derivative financial instruments designated as hedging instruments:
Assets:
Interest Rate Products	1	2029	$20,190	$1,213
Liabilities:
Interest Rate Products	12	2022-2029	$179,431	$7,107
Derivative financial instruments not designated as hedging instruments:
Assets:
Interest Rate Products	38	2024-2036	$232,849	$6,923
Liabilities:
Interest Rate Products	38	2024-2036	$232,849	$7,366
2020
Derivative financial instruments designated as hedging instruments:
Assets:
Interest Rate Products	2	2026-2029	$38,978	$830
Liabilities:
Interest Rate Products	12	2022-2028	$185,637	$15,792
Derivative financial instruments not designated as hedging instruments:
Assets:
Interest Rate Products	28	2024-2031	$171,609	$11,348
Liabilities:
Interest Rate Products	28	2024-2031	$171,609	$12,117

We recorded gains and losses on banking derivatives assets as follows for the years ended December 31,:

	2021	2020	2019

Recorded (loss) gain on banking derivative assets	$(777)	$6,944	$1,264
Recorded gain (loss) on banking derivative liabilities	$1,172	$(7,477)	$(1,431)
For the years ended December 31, 2021, 2020 and 2019 our banking derivative financial instruments not designated as hedging instruments generated fee income of $2,309, $3,066 and $1,075, respectively.
Credit-risk-related Contingent Features:
We have agreements with each of our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations.
We also have agreements with our derivative counterparties that contain a provision where if we fail to maintain our status as a well-capitalized institution, then our derivative counterparties have the right but not the obligation to terminate existing swaps. As of December 31, 2021 and 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $14,882 and $28,622, respectively. As of December 31, 2021 and 2020, we have minimum collateral posting thresholds with our derivative counterparties and have posted collateral of $14,970 and $31,400, respectively. If we had breached any of these provisions at December 31, 2021, we could have been required to settle our obligations under the agreements at their termination value of $14,882.
Mortgage Banking Derivative Financial Instruments:
The components of our mortgage banking derivative financial instruments consisted of the following as of December 31,:

	Expiration Dates	Outstanding Notional	Estimated Fair Value
2021
Derivative financial instruments
Assets:
Forward MBS trades	2022	$450,600	$1,329
Interest rate lock commitments (IRLC)	2022	$142,334	$1,350
Liabilities:
Forward MBS trades	2022	$16,600	$52
2020
Derivative financial instruments
Assets:
Forward MBS trades	2021	$189,900	$468
Interest rate lock commitments (IRLC)	2021	$462,394	$5,686
Liabilities:
Forward MBS trades	2021	$433,400	$2,883
We recorded gains and losses on mortgage banking derivatives assets as follows for the years ended December 31,:

	2021	2020	2019

Recorded (loss) gain on mortgage banking derivative assets	$(9,655)	$27,396	$4,837
Recorded gain (loss) on mortgage banking derivative liabilities	$246	$(6,984)	$(4,262)

NOTE 8 - Prepaid expenses and other assets

The components of prepaid expenses and other assets consisted of the following as of December 31,:

	2021	2020

Derivative financial instruments	$10,815	$18,332
Prepaid expenses	6,477	4,915
Loans subject to unilateral repurchase rights - Ginnie Mae	4,189	7,426
CRA investments	1,528	1,361
Software	1,263	1,561
Artwork	1,008	1,220
Federal and state tax receivables, net	613	—
Other	32,222	17,427
Total prepaid expenses and other assets	$58,115	$52,242

NOTE 9 - Deposits
The composition of our deposits is as follows as of December 31,:

	2021	2020

Noninterest-bearing demand deposit accounts	$1,566,113	$1,054,458
Interest-bearing deposit accounts:
Interest-bearing demand accounts	187,712	164,870
Savings accounts and money market accounts	2,757,882	2,472,965
NOW accounts	19,496	95,297
Certificate of deposit accounts:
Less than $100	147,386	164,491
$100 through $250	103,082	113,006
Greater than $250	73,277	88,462
Total interest-bearing deposit accounts	3,288,835	3,099,091
Total deposits	$4,854,948	$4,153,549
The following table summarizes the interest expense incurred on our deposits for the years ended December 31,:

	2021	2020	2019
Interest-bearing deposit accounts:
Interest-bearing demand accounts	$379	$420	$100
Savings accounts and money market accounts	4,752	7,338	11,900
NOW accounts	377	599	503
Certificate of deposit accounts	3,036	7,285	10,549
Total interest-bearing deposit accounts	$8,544	$15,642	$23,052

The remaining maturity on certificate of deposit accounts is as follows as of December 31, 2021:

2022	$223,373
2023	60,450
2024	16,379
2025	11,157
2026	8,623
Thereafter	3,763
Total certificate of deposit accounts	$323,745

NOTE 10 - Securities Sold Under Agreements to Repurchase
Information concerning securities sold under agreements to repurchase is as follows as of and for years ended December 31,:

	2021	2020

Amount outstanding at period-end	$92,093	$115,372
Average daily balance during the period	$125,867	$118,706
Average interest rate during the period	0.05%	0.15%
Maximum month-end balance during the period	$160,865	$149,844
Weighted average interest rate at period-end	0.05%	0.05%
At December 31, 2021 and 2020, such agreements were secured by investment and mortgage-related securities with an approximate carrying amount of $108,714 and $121,116, respectively. Pledged securities are maintained by safekeeping agents at the direction of the Bank. Our agreements to repurchase generally mature daily, and are considered to be in an overnight and continuous position.

NOTE 11 - Debt
FHLB advances:
The following is a breakdown of our FHLB advances and other borrowings outstanding as of December 31,:

	2021			2020
	Amount	Rate	Weighted Average Rate	Amount	Rate	Weighted Average Rate
Variable rate line-of-credit advance	$—	N/A	N/A	$20,000	0.35%	N/A
Fixed rate term advances	$40,000	0.91% - 2.59%	1.49%	$50,411	0.91% - 4.13%	1.78%
	$40,000			$70,411
The advances were collateralized by $1,180,493 and $943,376 of loans pledged to the FHLB as collateral as of December 31, 2021 and December 31, 2020, respectively.

Future maturities of our FHLB borrowings is as follows:

2022	$10,000
2023	—
2024	—
2025	20,000
2026	—
Thereafter	10,000
Total future repayments	$40,000
As of December 31, 2021 and December 31, 2020, the Bank had total borrowing capacity with the FHLB that is based on qualified collateral lending values of $597,915 and $702,540, respectively. Our additional borrowing availability with the FHLB at December 31, 2021 was $505,045. These borrowings can be in the form of additional term advances or a line-of-credit.
FRB advances:
We also had a $8,485 line-of-credit with the FRB. The agreement bears interest at the Fed Funds target rate plus 0.50% and is secured by municipal, agency, mortgage-related and corporate securities. The entire line was available at December 31, 2021.
Other borrowings:
We have lines-of-credit with certain other financial institutions totaling $95,000 as of December 31, 2021. No amounts were drawn on these lines-of-credit in 2021.
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
The convertible notes were originally recorded with a discount of $4,682. As of and for the periods ended December 31, 2021 and 2020, the debt discount on the convertible notes totaled $1,231 and $1,977, respectively. The related accretion for the years ended December 31, 2021, 2020 and 2019 was $746, $752 and $761, respectively.
On January 21, 2022 (subsequent event), we paid off $6,750 of the convertible notes at par. In conjunction with the pay-off of these convertible notes, we recognized the remaining debt discount associated with these convertible notes of $382 during the first quarter of 2022.
Future accretion of the valuation discount adjusted for the subsequent event discussed above is expected as follows:

2022	$877
2023	354
Total future accretion	$1,231

Subordinated Debt:

Subordinated Notes - 2020:
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

We incurred and capitalized $933 of costs related to the issuance of the subordinated notes. As of and for the years ended December 31, 2021 and 2020, the amortization associated with the debt issuance costs totaled $93 and $45, respectively. Future amortization of the debt issuance costs is expected as follows:

2022	$93
2023	93
2024	93
2025	93
2026	93
Thereafter	330
Total future amortization	$795

Subordinated Note - 2022 (subsequent event):
On January 13, 2022, we issued a subordinated note totaling $25,000. The note pays interest at a fixed rate of 3.375% through January 15, 2027 and subsequently, until maturity, pay interest at a floating rate of three month term SOFR plus 2.03% reset quarterly. Interest is payable on July 15 and January 15 of each year. Such note is due on January 15, 2032. The note is not redeemable within the first five years of issuance, except under certain very limited conditions. After five years, we may redeem the note at our discretion. We incurred and capitalized $534 of costs related to the issuance of the subordinated note in the first quarter of 2022. Future amortization of the debt issuance costs is expected as follows:

2022	$53
2023	53
2024	53
2025	53
2026	53
Thereafter	269
Total future amortization	$534
Trust preferred securities:
We have issued $9,279 in trust preferred securities through a special-purpose trust, New Mexico Banquest Capital Trust I (“NMBCT I”). In addition, we have issued $4,640 in trust preferred securities through a special purpose trust, New Mexico Banquest Capital Trust II (“NMBCT II”, and together with NMBCT I, collectively referred to as “NMBCT Trusts”). Interest is payable quarterly at a rate of three-month LIBOR plus 3.35% (3.48% and 3.57% as of December 31, 2021 and 2020, respectively) for the trust preferred securities issued through NMBCT I and at a rate of three-month LIBOR plus 2.00% (2.16% and 2.22% as of December 31, 2021 and 2020, respectively) for the trust preferred securities issued through NMBCT II.

This subordinated debt of $13,919 was originally recorded at a discount of $4,293. As of and for the years ended December 31, 2021, 2020 and 2019, accretion associated with the fair value discount totaled $256, $258 and $261, respectively. Future accretion of the valuation discount is expected as follows:

2022	$254
2023	286
2024	382
2025	271
2026	241
Thereafter	1,675
Total future accretion	$3,109

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

NOTE 12 - Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities consisted of the following as of December 31,:

	2021	2020

Derivative financial instruments	$14,408	$30,891
Salary and employee benefits	31,794	25,800
FRB courtesy inclearings	11,094	5,214
MPF servicing principal and interest payable	5,568	13,668
Loans subject to unilateral repurchase rights - Ginnie Mae	4,189	7,426
Professional fees	2,100	1,727
Property taxes payable	619	561
Lease terminations	458	1,579
Software incentive payment	382	1,037
Deferred rent	3,170	2,503
Other	10,126	8,978
Total accrued expenses and other liabilities	$83,908	$99,384
For certain loans that we have sold to Ginnie Mae, we as the issuer have the unilateral right to repurchase without Ginnie Mae’s prior authorization any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. Once we have the unilateral right to repurchase a delinquent loan, we have effectively regained control over the loan, and under U.S. GAAP, must re-recognize the loan on our consolidated balance sheet and establish a corresponding repurchase liability regardless of our intention to repurchase the loan.

NOTE 13 - Earnings Per Share
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
The following table sets forth the computation of basic and diluted earnings per share of common stock as of and for the years ended December 31,:

	2021	2020	2019

Net income applicable to common stockholders	$43,164	$47,585	$20,503
Weighted Average Shares
Weighted average common shares outstanding	18,321,794	18,325,630	19,559,766
Effect of dilutive securities
Stock-based awards	448,991	149,908	303,436
Weighted average diluted common shares	18,770,785	18,475,538	19,863,202
Earnings per common share
Basic earnings per common share	$2.36	$2.60	$1.05
Effect of dilutive securities
Stock-based awards	(0.06)	(0.02)	(0.02)
Diluted earnings per common share	$2.30	$2.58	$1.03
Convertible notes payable for 323,984 shares of common stock were not considered in computing diluted earnings per share for years ended December 31, 2021, 2020 and 2019 because they were antidilutive.

NOTE 14 - Stockholders’ Equity
As of December 31, 2021 and 2020, the Company has 10,000,000 shares of preferred stock authorized, $0.0001 par value, of which none were issued or outstanding, respectively.
As of December 31, 2021 and 2020, the Company has 50,000,000 shares of common stock authorized, $0.0001 par value, of which 19,903,342 and 19,878,713 shares were issued and 18,346,288 and 18,321,659 shares were outstanding, respectively.
Treasury stock:
Activity in treasury stock is as follows for the years ended December 31,:

	2021		2020
	Shares	Amount	Shares	Amount

Balance, beginning of year	1,557,054	$38,148	1,498,202	$36,706
Purchases	—	—	63,844	1,564
Issuances	—	—	4,992	122
Balance, end of year	1,557,054	$38,148	1,557,054	$38,148
All purchases were in conjunction with the stock repurchase program that expired in 2020, and shares were held-in-treasury at $24.50 per share.

Dividends:
Dividends paid by the Company, if any, are substantially provided from Bank dividends. The Bank may declare dividends without prior regulatory approval that do not exceed the total of retained net income for the current year combined with its retained net income for the preceding two years, subject to maintenance of minimum capital requirements. The Bank did not declare or pay any dividends during 2021 or 2020. During 2019, the Bank received regulatory approval for a special dividend in excess of the prescribed formula, and paid dividends totaling $32,000 to the Parent Company. The Parent Company did not declare or pay any dividend in 2021, 2020 or 2019.
Equity Incentive Plan:
We have established the FirstSun Capital Bancorp 2017 Equity Incentive Plan (the 2017 Plan). The 2017 Plan provides for the grant of stock options, stock appreciation rights, restricted stock and other stock awards to its employees, directors and consultants for up to 1,977,292 shares of FirstSun common stock in the aggregate. In addition, on October 18, 2021 we established the FirstSun Capital Bancorp 2021 Equity Incentive Plan (the 2021 Plan). The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock and other stock awards to its employees, directors and consultants. The 2021 Plan allows for awards for up to 2,476,571 shares of FirstSun common stock in the aggregate. At December 31, 2021, no awards had been granted under the 2021 Plan.

Option awards are generally granted with an exercise price of not less than the fair value of a share of the Company’s common stock at the date of grant, they vest 25% on the first, second, third and fourth anniversaries following the date of grant and have 10 year contractual terms. The fair value of each stock option award is estimated on the date of grant utilizing the Black-Scholes option pricing model. Expected volatility was determined based on the median historical volatility of 25 to 30 comparable companies that were publicly traded for a period commensurate with the expected term of the options. The expected term of the options was estimated to be the average of the contractual vesting term and time to contractual expiration. The risk-free rate for the expected term of the stock options was based on the U.S. Treasury yield curve in effect at the date of grant.
A summary of the assumptions is as follows at December 31,:

	2021	2020	2019

Expected volatility	33.00%	33.00%	27.00%
Expected term (in years)	6.25	6.25	6.25
Expected dividends	—%	—%	—%
Risk-free rate	1.11%	0.49%	1.79%

The following table presents a summary of stock option activity under the 2017 Plan, and changes during the years ended December 31,:

	Shares	Weighted-Average Exercise Price, per Share	Weighted-Average Remaining Contractual Term (years)
2021
Outstanding, beginning of year	1,428,940	$19.97
Granted	26,336	32.54
Forfeited	(42,376)	20.33
Outstanding, end of year	1,412,900	$20.19	6.21
Options vested or expected to vest	1,412,900	$20.19
Options exercisable, end of year	1,166,887	$19.89	5.88

2020
Outstanding, beginning of year	1,444,757	$19.96
Exercised	(54,814)	19.72
Granted	133,707	20.01
Forfeited	(94,710)	20.13
Outstanding, end of year	1,428,940	$19.97	7.17
Options vested or expected to vest	1,428,940	$19.97
Options exercisable, end of year	856,133	$19.88	6.80
For the years ended December 31, 2021, 2020 and 2019 we recorded total compensation cost of $2,998, $2,335 and $2,147, respectively, related to the Plan.
At December 31, 2021, there was $1,160 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The unrecognized compensation cost at December 31, 2021 is expected to be recognized over the following 3.42 years. At December 31, 2021 and 2020, the intrinsic value of the stock options was $18,042 and $10,660, respectively.
On December 30, 2021, we issued restricted stock awards for 24,099 shares of common stock of the Company under the 2017 Plan. The stock issued was net of 13,822 shares of common stock withheld in connection with satisfaction of tax withholding obligations on vested restricted stock. The grant date fair value of the awards was $1,250 and the shares of restricted stock were fully vested upon issuance. Also on December 30, 2021, we issued a restricted stock award for 530 shares of common stock of the Company under the 2017 Plan. The grant date fair value of the award was $18. The restrictions on such shares vest in conjunction with our annual stockholders’ meeting in the second quarter of 2022.

NOTE 15 - Income Taxes
The provision for income tax is summarized as follows for the years ended December 31,:

	2021	2020	2019

Current	$5,533	$12,957	$(175)
Deferred	3,145	(3,377)	1,611
Total income tax expense	$8,678	$9,580	$1,436

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory U.S. federal income tax rates to income before provision for income taxes is as follows for the years ended December 31,:

	2021	2020	2019

Income tax provision computed at U.S. federal statutory rate	$10,887	$12,005	$4,607
State tax expense, net of U.S. federal effect	1,836	1,536	928
Tax exempt interest	(4,562)	(4,381)	(2,912)
Net increase in cash surrender value of BOLI	(268)	(269)	(369)
Non-deductible professional fees	648	—	—
Carryback claim refund	—	—	(1,512)
Other	137	689	694
Income tax provision	$8,678	$9,580	$1,436
Effective tax provision rate	16.7%	16.8%	6.5%
Significant components of deferred tax assets and liabilities are as follows as of December 31,:

	2021	2020

Deferred tax assets:
Federal and state net operating loss	$16,266	$17,534
Allowance for loan losses	11,207	12,352
Deferred compensation	4,720	3,113
Share-based compensation	2,235	1,981
Deferred loan fees	2,059	—
Accrued expenses	1,039	2,126
State tax credits	48	388
Other real estate owned and foreclosed assets	40	44
Fair value adjustments on loans	35	528
Fair value adjustments on deposits	—	12
Other	2,120	2,934
Total deferred tax assets	39,769	41,012

Deferred tax liabilities:
Mortgage servicing rights	11,170	7,537
Fair value adjustments on intangible assets	1,731	1,929
Prepaid expenses	1,078	856
Fair value adjustments on debt	1,029	1,267
Premises and equipment	1,018	1,799
Unrealized gain on securities	541	2,956
FHLB stock	165	181
Loan commitments	—	712
Other	7	12
Total deferred tax liabilities	16,739	17,249

Total deferred tax assets, net	$23,030	$23,763

As of December 31, 2021, we had net operating loss carryforwards for U.S. federal income tax purposes of approximately $74,165 which begin to expire in 2033. As of December 31, 2021, we had net operating loss carryforwards for state tax purposes of approximately $17,374 which begin to expire in 2026. Utilization of a portion of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization. We believe that all of the net operating loss carryforwards will be used prior to expiration.

We evaluate uncertain tax positions at the end of each reporting period. We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit recognized in the financial statements from any such position is measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2021 and 2020, we concluded there were no material uncertain tax positions.

NOTE 16 - Other noninterest expenses
Significant components of other noninterest expenses are as follows for the years ended December 31,:

	2021	2020	2019

Data processing expenses	$13,952	$12,671	$10,879
Office expenses	4,396	4,610	6,203
Loan appraisal, servicing, and collection expenses	4,043	3,558	2,189
Professional fees	4,506	3,446	6,253
Advertising and marketing expenses	3,124	2,397	2,782
Insurance expenses	3,537	2,373	1,463
Travel and entertainment	2,526	1,634	3,227
Automated teller machine (ATM) and interchange expenses	1,176	1,109	1,647
Deposit expenses and other operational losses	1,024	548	1,777
Other	3,358	3,546	3,746
Total other noninterest expenses	$41,642	$35,892	$40,166

NOTE 17 - Regulatory Capital Matters
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
The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. As of December 31, 2021, both the Parent Company and the Bank met all capital adequacy requirements to which they were subject.
Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2021 and 2020, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Actual and required capital amounts for the Parent Company are as follows as of December 31,:

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2021
Total risk-based capital to risk-weighted assets:	$563,112	11.76%	$383,213	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$464,761	9.70%	$287,410	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$464,761	9.70%	$215,557	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$464,761	8.24%	$225,736	4.00%	N/A	N/A
2020
Total risk-based capital to risk-weighted assets:	$513,949	12.19%	$337,327	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$416,029	9.87%	$252,995	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$416,029	9.87%	$189,746	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$416,029	8.53%	$195,074	4.00%	N/A	N/A
Actual and required capital amounts for the Bank are as follows as of December 31,:

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2021
Total risk-based capital to risk-weighted assets:	$571,463	11.96%	$382,106	8.00%	$477,633	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$523,128	10.95%	$286,580	6.00%	$382,106	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$523,128	10.95%	$214,935	4.50%	$310,462	6.50%
Tier 1 leverage capital to average assets:	$523,128	9.27%	$225,650	4.00%	$282,062	5.00%
2020
Total risk-based capital to risk-weighted assets:	$517,077	12.30%	$336,276	8.00%	$420,345	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$468,823	11.15%	$252,207	6.00%	$336,276	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$468,823	11.15%	$189,155	4.50%	$273,224	6.50%
Tier 1 leverage capital to average assets:	$468,823	9.62%	$195,008	4.00%	$243,760	5.00%

NOTE 18 - Transactions with Related Parties

We have and may be expected to have in the future, banking transactions in the ordinary course of business with directors, significant stockholders, principal officers and their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties).

Loans:
As of December 31, 2021 and 2020, outstanding loans with related parties totaled $2,642 and $2,373, respectively. As of December 31, 2021, there were unused lines of credit with directors or officers totaling $2,569.

Deposits:
As of December 31, 2021 and 2020, deposits with related parties totaled $7,442 and $7,504, respectively.

Director Fees:
Fees paid to directors of the Company and the Bank for the years ended December 31, 2021, 2020 and 2019 totaled $310, $316 and $310, respectively.

NOTE 19 - Fair Value Measurements
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
A description of the valuation methodologies used for the assets measured at fair value on a recurring basis, as well as the general classification of such assets pursuant to the fair value hierarchy, is set forth below.
Available-for-sale securities - Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid exchange traded equities and mutual funds. If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics. Level 2 securities include U.S. treasury and agency securities, mortgage-related agency securities, mortgage-related private label securities, obligations of states and political subdivisions and asset backed and other securities.
Loans held-for-sale - Mortgage loans originated and intended for sale in the secondary market are classified as mortgage loans held-for-sale and recorded at fair value. The changes in fair value of mortgage loans held-for-sale are measured and recorded as a component of income from mortgage banking services, net, in our consolidated statements of income and comprehensive income. Since estimated fair value is based on sale, exchange, or dealer market prices, these assets are classified within Level 2 of the valuation hierarchy.
Mortgage servicing rights - We estimate the fair value of our MSRs using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds, discount rates, and cost to service. These assumptions are generated and applied based on collateral stratifications including product type, remittance type, geography, delinquency, and coupon dispersion. These assumptions require the use of judgment by management and can have a significant impact on the fair value of the MSRs. We use a third party consulting firm to assist us with the valuation of MSRs. Because of the nature of the valuation inputs, we classify these valuations as Level 3 in the fair value disclosures. For further details on our level 3 inputs related to MSRs, see Note 4 - Mortgage Servicing Rights.
Derivative financial instruments:
Banking Activities - Interest rate swaps are valued based on quoted prices for similar assets in an active market with inputs that are observable. These instruments are a component of prepaid expenses and other assets and accrued expenses and other liabilities. The initial and subsequent changes in fair value of the interest rate swaps and the economic hedge derivatives are a component of other noninterest income.
Mortgage Banking Activities - The estimated fair value of forward mortgage sales of mortgage-backed securities and forward sale commitments are based on exchange prices or the dealer market price and are recorded as a component of prepaid expenses and other assets, mortgage loans held-for-sale, and/or accrued expenses and other liabilities on the consolidated balance sheet. The initial and subsequent changes in value on forward sales of mortgage-based securities and forward sale commitments are a component of gain on mortgage loans held-for-sale. The estimated fair value of IRLCs is based on the fair value of the related mortgage loans which is based on observable market data for similar loan product type. We adjust the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised and the loan will be funded. The initial and subsequent changes in the value of IRLCs are a component of gain on mortgage loans held-for-sale.
Derivative financial instruments are classified within Level 2 of the valuation hierarchy.
The following table sets forth our assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total Estimated Fair Value
As of December 31, 2021
Available-for-sale securities	$35,185	$537,316	$—	$572,501
Loans held-for-sale	—	103,939	—	103,939
Mortgage servicing rights	—	—	47,392	47,392
Derivative financial instruments - assets	—	10,815	—	10,815
Derivative financial instruments - liabilities	—	(14,525)	—	(14,525)
Total	$35,185	$637,545	$47,392	$720,122

As of December 31, 2020
Available-for-sale securities	$—	$468,586	$—	$468,586
Loans held-for-sale	—	193,963	—	193,963
Mortgage servicing rights	—	—	29,144	29,144
Derivative financial instruments - assets	—	18,332	—	18,332
Derivative financial instruments - liabilities	—	(30,792)	—	(30,792)
Total	$—	$650,089	$29,144	$679,233
No assets or liabilities were valued on a recurring basis at Level 1 as of December 31, 2020, nor were there any transfers between Level 2 and Level 3 during the years ended December 31, 2021 and 2020.
The following table presents a reconciliation for our Level 3 assets measured at fair value on a recurring basis as of and for the years ended December 31,:

	2021	2020	2019

Balance, beginning of year	$29,144	$29,003	$26,188
Total losses included in earnings	(5,606)	(22,280)	(11,930)
Purchases, issuances, sales and settlements:
Issuances	23,854	22,421	14,745
Balance, end of year	$47,392	$29,144	$29,003

Certain financial assets and financial liabilities are regularly measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis include the following:
Impaired loans - Loan impairment is reported when full payment under the loan terms is not expected. Fair value is generally based on recent third party appraisals which are updated on a periodic basis. Impaired loans are carried at the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan loss is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan loss to require an increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of a loan is confirmed. When loans are partially charged off, the resulting valuation would be considered Level 3, consisting of appraisals of underlying collateral.
Other Real Estate Owned and Foreclosed Assets - Other real estate owned is valued at the time the property is acquired and initially recorded at fair value less costs to sell, establishing a new cost basis. Fair value is generally based on recent third party real estate appraisals which are updated on a periodic basis. These appraisals may take a single valuation approach using the comparable sales method or use a combination of approaches including the income approach. Adjustments are routinely made by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.
The following table sets forth our assets and liabilities that were measured at fair value on a non-recurring basis as of December 31,:

	Level 3
	2021	2020
Impaired loans:
Commercial	$961	$3,469
Commercial real estate	63	83
Residential real estate	632	601
Total impaired loans	$1,656	$4,153

Other real estate owned and foreclosed assets, net:
Commercial real estate	$5,067	$3,354
Residential real estate	420	—
Total other real estate owned and foreclosed assets, net:	$5,487	$3,354
The fair value of the financial assets in the table above utilize the market approach valuation technique, with discount adjustments for differences between comparable sales.

Fair value of financial instruments not carried at fair value:
The carrying amounts and estimated fair values of financial instruments not carried at fair value are as follows as of December 31,:

		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
2021
Assets:
Cash and cash equivalents	$668,462	$668,462	$668,462	$—	$—
Securities held-to-maturity	18,007	18,599	—	18,599	—
Loans (excluding impaired loans)	4,003,712	3,949,719	—	—	3,949,719
Restricted equity securities	16,239	16,239	—	16,239	—
Accrued interest receivable	14,761	14,761	—	1,131	13,630

Liabilities:
Deposits (excluding demand deposits)	$3,101,123	$3,106,464	$—	$3,106,464	$—
Securities sold under agreements to repurchase	92,093	92,093	—	92,093	—
FHLB advances	40,000	41,514	—	41,514	—
Convertible notes payable, net	19,442	21,564	—	21,564	—
Subordinated debt, net	50,016	52,264	—	52,264	—
Accrued interest payable	2,369	2,369	—	2,369	—

2020
Assets:
Cash and cash equivalents	$201,978	$201,978	$201,978	$—	$—
Securities held-to-maturity	32,188	33,328	—	33,328	—
Loans (excluding impaired loans)	3,820,483	3,780,649	—	—	3,780,649
Restricted equity securities	23,175	23,175	—	23,175	—
Accrued interest receivable	15,416	15,416	—	986	14,430

Liabilities:
Deposits (excluding demand deposits)	$2,934,221	$2,947,287	$—	$2,947,287	$—
Securities sold under agreements to repurchase	115,372	115,372	—	115,372	—
FHLB advances	70,411	72,770	—	72,770	—
Convertible notes payable, net	18,696	20,804	—	20,804	—
Subordinated debt, net	49,666	49,750	—	49,750	—
Accrued interest payable	2,592	2,592	—	2,592	—

NOTE 20 - Parent Company Only Condensed Financial Information
The following are the unconsolidated financial statements for the Parent Company on a stand-alone basis. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and accompanying Notes. The Parent Company's principal sources of funds are cash dividends paid by the Bank to the Parent Company.
Condensed Balance Sheets
As of December 31,

	2021	2020
Assets
Cash and cash equivalents	$11,141	$16,948
Deferred tax assets	12,813	11,996
Prepaid expenses and other assets	10,621	6,870
Investment in and advances to subsidiaries	571,330	527,158
Total assets	$605,905	$562,972

Liabilities
Convertible notes payable, net	$19,442	$18,696
Subordinated debt, net	50,016	49,666
Accrued expenses and other liabilities	12,409	8,823
Total liabilities	81,867	77,185

Total stockholders’ equity	524,038	485,787

Total liabilities and stockholders’ equity	$605,905	$562,972

Condensed Statements of Income and Comprehensive Income
For the years ended December 31,

	2021	2020	2019
Income:
Dividends received from subsidiary bank	$—	$—	$32,000
Interest income, $44, $65 and $87 from subsidiaries, respectively	56	80	110
Total income	56	80	32,110
Expense:
Interest expense	4,609	3,592	2,591
Salary and employee benefits	1,305	1,046	848
Occupancy and equipment	2	4	5
Merger related expenses	1,663	—	—
Other noninterest expenses, net	778	57	2,512
Total expenses	8,357	4,699	5,956
Loss before income taxes and undistributed earnings from subsidiaries	(8,301)	(4,619)	26,154
Equity in undistributed earnings from subsidiaries	49,729	50,996	(7,163)
Income before income taxes	41,428	46,377	18,991
Benefit from income taxes	(1,736)	(1,208)	(1,512)
Net income	$43,164	$47,585	$20,503

Other comprehensive (loss) income, net	(7,455)	7,261	12,493
Comprehensive income	$35,709	$54,846	$32,996

Condensed Statements of Cash Flows
For the years ended December 31,

	2021	2020	2019
Cash flows from operating activities:
Net income	$43,164	$47,585	$20,503
Adjustments to reconcile income to net cash (used in) provided by operating activities:
Amortization and accretion	1,095	1,055	1,023
(Equity) deficit in undistributed income of subsidiaries	(49,729)	(50,996)	7,163
Changes in operating assets and liabilities:
Other assets	(4,250)	(2,761)	(1,639)
Other liabilities	3,479	3,866	2,684
Net cash (used in) provided by operating activities	(6,241)	(1,251)	29,734

Cash flows from investing activities:
Payments for investments in and advances to subsidiaries	500	225	340
Contributions to subsidiaries	—	(17,000)	—
Net cash provided by (used in) investing activities	500	(16,775)	340

Cash flows from financing activities:
Proceeds from other borrowings	—	—	6,000
Repayments of other borrowings	—	(6,000)	(11,000)
Proceeds from Subordinated debt	—	39,067	—
Proceeds from issuance of common stock, net of issuance costs	(66)	—	1,268
Issuance of treasury stock	—	(31)	358
Purchase of treasury stock	—	(1,564)	(36,706)
Net cash provided by (used in) financing activities	(66)	31,472	(40,080)
Net (decrease) increase in cash and cash equivalents	(5,807)	13,446	(10,006)
Cash and cash equivalents, beginning of year	16,948	3,502	13,508
Cash and cash equivalents, end of year	$11,141	$16,948	$3,502

NOTE 21 - Segment Information
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
Revenues are comprised of net interest income before the provision (benefit) for loan losses and noninterest income. Noninterest expenses are allocated to each operating segment. Provision for loan losses is primarily allocated to the Banking segment. Allocation methodologies may be subject to periodic adjustment as management systems evolve and/or the business or product lines within the segments change.
Significant segment totals are reconciled to the financial statements as follows for the years ended December 31,:

	Banking	Mortgage Operations	Corporate	Total Segments
2021
Summary of Operations
Net interest income (expense)	$152,515	$7,270	$(4,552)	$155,233

Provision for (benefit from) loan losses	3,235	(235)	—	3,000

Noninterest income:
Service charges on deposit accounts	12,504	—	—	12,504
Credit and debit card fees	9,596	—	—	9,596
Trust and investment advisory fees	7,795	—	—	7,795
(Loss) income from mortgage banking services, net	(2,409)	88,819	—	86,410
Other noninterest income	7,946	(7)	—	7,939
Total noninterest income	35,432	88,812	—	124,244

Noninterest expense:
Salary and employee benefits	95,064	55,557	1,305	151,926
Occupancy and equipment	23,495	3,067	3	26,565
Other noninterest expenses	31,360	12,341	2,443	46,144
Total noninterest expense	149,919	70,965	3,751	224,635

Income (loss) before income taxes	$34,793	$25,352	$(8,303)	$51,842

Other Information
Depreciation expense	$5,728	$390	$—	$6,118
Identifiable assets	$5,058,281	$573,552	$34,981	$5,666,814

	Banking	Mortgage Operations	Corporate	Total Segments
2020
Summary of Operations
Net interest income (expense)	$132,130	$7,335	$(3,512)	$135,953

Provision for (benefit from) loan losses	23,329	(229)	—	23,100

Noninterest income:
Service charges on deposit accounts	9,630	—	—	9,630
Credit and debit card fees	7,994	—	—	7,994
Trust and investment advisory fees	5,201	—	—	5,201
(Loss) income from mortgage banking services, net	(2,123)	124,297	—	122,174
Other noninterest income	3,407	(21)	—	3,386
Total noninterest income	24,109	124,276	—	148,385

Noninterest expense:
Salary and employee benefits	86,306	52,628	1,046	139,980
Occupancy	23,428	3,284	4	26,716
Other noninterest expenses	25,203	12,110	64	37,377
Total noninterest expense	134,937	68,022	1,114	204,073

(Loss) income before income taxes	$(2,027)	$63,818	$(4,626)	$57,165

Other Information
Depreciation expense	$5,623	$381	$—	$6,004
Identifiable assets	$4,463,545	$495,473	$36,439	$4,995,457

	Banking	Mortgage Operations	Corporate	Total Segments
2019
Summary of Operations
Net interest income (expense)	$124,246	$5,458	$(2,482)	$127,222

Provision for loan losses	4,895	1,155	—	6,050

Noninterest income:
Service charges on deposit accounts	11,104	—	—	11,104
Credit and debit card fees	7,785	—	—	7,785
Trust and investment advisory fees	3,768	—	—	3,768
(Loss) income from mortgage banking services, net	(1,805)	44,797	—	42,992
Other noninterest income	5,394	(76)	—	5,318
Total noninterest income	26,246	44,721	—	70,967

Noninterest expense:
Salary and employee benefits	72,153	31,698	848	104,699
Occupancy	19,932	3,502	5	23,439
Other noninterest expenses	29,902	9,646	2,514	42,062
Total noninterest expense	121,987	44,846	3,367	170,200

Income (loss) before income taxes	$23,610	$4,178	$(5,849)	$21,939

Other Information
Depreciation expense	$5,027	$329	$—	$5,356
Identifiable assets	$3,761,014	$404,096	$20,333	$4,185,443

NOTE 22 - Commitments and Contingencies
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
Operating leases:
We lease certain facilities and equipment under non-cancelable operating leases. Operating lease amounts exclude renewal option periods, property taxes, insurance, and maintenance expenses on leased properties. Our facility leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance, and general property maintenance that would be recorded in rent expense. Rent expense $6,623, $7,261 and $6,588 for the years ended December 31, 2021, 2020 and 2019, respectively. Future minimum payments under all existing operating lease commitments are as follows:

2022	$7,251
2023	6,908
2024	6,384
2025	5,657
2026	3,596
Thereafter	5,875
Total operating leases	$35,671
Undistributed portion of committed loans and unused lines of credit:
Loan commitments are agreements to lend to a customer as long as there is no customer violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee. As of December 31, 2021 and 2020, commitments included the funding of fixed-rate loans totaling $144,701 and $95,448 and variable-rate loans totaling $987,584 and $602,142, respectively. The fixed-rate loan commitments have interest rates ranging from 0.85% to 18.00% at December 31, 2021 and 0.90% to 18.00% at December 31, 2020, and maturities ranging from 1 month to 26 years at December 31, 2021 and from 1 month to 10 years at December 31, 2020.
Standby letters of credit:
Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since many of the loan commitments and letters of credit expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, owner-occupied real estate, and/or income-producing commercial properties. As of December 31, 2021 and 2020, our standby letters of credit commitment totaled $11,729 and $16,664, respectively.
MPF Master Commitments:
The Bank has executed MPF Master Commitments (Commitments) with the FHLB to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB’s first loss account for mortgages delivered under the Commitments. The Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to manage the credit risk of the MPF Program mortgage loans. The term of these Commitments is through December 31, 2021. As of December 31, 2021 and 2020, the Bank considered the amount of any of its liability for the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments to be immaterial, and had not recorded a liability and offsetting receivable. As of December 31, 2021 and 2020 the maximum potential amount of future payments that the Bank would have been required to make under the Commitments was $12,870 and $13,029 respectively. Under the Commitments, the Bank agrees to service the loans and therefore, is responsible for any necessary foreclosure proceedings. Any future recoveries on any losses would not be paid by the FHLB under the Commitments. The Bank has not experienced any material losses under these guarantees.

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
Trust Administration Litigation:
On May 18, 2021, the two remainder beneficiaries of the Dorothy S. Harroun Irrevocable Trust (“Trust”), Dennis Harroun and Douglas Harroun (the “Remainder Beneficiaries”), filed a claim in the Santa Fe County, New Mexico District Court, against the Bank as trustee of the Trust, in the form of a counterclaim related to a petition for guidance and approval of trust distributions filed by the Bank on March 24, 2021 in the same court. The Remainder Beneficiaries’ claim alleges that the Bank breached its fiduciary duty and impartiality with respect to 2020 distributions made to the Trust’s current beneficiary, Dorothy Harroun. The Remainder Beneficiaries seek restitution and surcharge against the Bank for the full amount of the 2020 distributions, which were approximately $19.7 million, plus a reasonable rate of return thereon, as well as legal fees, costs, and expenses and the removal of the Bank as trustee of the Trust. The Bank believes that the Remainder Beneficiaries’ claims are without merit and it intends to vigorously defend against all claims asserted.
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
On September 13, 2021, Samantha Besser filed a putative class action amended complaint against the Bank in the United States District Court for the District of Colorado. The amended complaint alleges that the Bank improperly charged multiple insufficient funds or overdraft fees when a merchant resubmits a rejected payment request. The complaint asserts claims for breach of contract, which incorporates the implied duty of good faith and fair dealing. Plaintiff seeks to represent a proposed class of all the Bank’s checking account customers who were charged multiple insufficient funds or overdraft fees on resubmitted payment requests. Plaintiff seeks unspecified restitution, actual and statutory damages, costs, attorneys’ fees, pre-judgment interest, and other relief as the Court deems proper for herself and the purported class. On September 27, 2021, the Bank filed a motion to dismiss the amended complaint. The motion to dismiss has been fully pled, and is before the Court for decision. The Bank believes that the lawsuit is without merit and it intends to vigorously defend against all claims asserted.
Wire Transfer Litigation:
On November 5, 2021, urban-gro, Inc. (“UGI”) filed a complaint against the Bank in the Boulder County, Colorado District Court. The complaint alleges that the Bank failed to follow contractual, internal, and industry-standard procedures with respect to six purportedly fraudulent and unauthorized wire transfers, totaling approximately $5.1 million, from UGI’s deposit account at the Bank to domestic third-party beneficiaries (“Transactions”). UGI seeks actual damages, statutory damages for civil theft, costs, attorneys’ fees, pre- and post-judgment interest, and other relief as the Court deems proper.
On November 18, 2021, the Bank filed responsive pleadings (“Answer”) setting forth its position that: 1) the Transactions were duly authorized by UGI; 2) the Bank upheld the contractual security procedures with UGI for wire transfers, and followed its own industry-standard internal processes and procedures in carrying out those security procedures; 3) UGI is solely liable for any fraud that might have been perpetrated due to an e-mail account compromise of one or more of its employees; 4) UGI breached its contractual obligations with the Bank by failing to timely discover and report any impropriety as to the Transactions to the Bank; and 5) the Bank, therefore, is not liable for the unrecovered balance. On December 13, 2021, the Court granted the Bank’s application for interpleader of funds that the Bank has recovered from the recipient banks. The recovered funds were paid into the Court’s registry on December 21, 2021.
The Bank believes that UGI’s claims are without merit and it intends to vigorously defend against all claims asserted. At this time, the Bank is unable to reasonably estimate the outcome of this litigation.
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

NOTE 23 - Revenue from Contracts with Customers
Under the guidance of the Revenue from Contracts with Customers (Topic 606), an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration received in exchange for those goods or services.
Revenue is recognized when obligations, under the terms of a contract with our customer, are satisfied, which generally occurs when services are performed. Revenue is measured as the amount of consideration we expect to receive in exchange for providing services.
The disaggregation of our revenue from contracts with customers included in our Banking segment is provided below for the years ended December 31,:

	2021	2020	2019

Service charges on deposit accounts	$12,504	$9,630	$11,104
Credit and debit card fees	9,596	7,994	7,785
Trust and investment advisory fees	7,795	5,201	3,768
Other income	4,932	3,671	1,349
Total	$34,827	$26,496	$24,006
A description of our revenue streams accounted for under ASC 606 is as follows:
Service charges on deposit accounts:
We charge depositors various deposit account service fees including those for outgoing wires, overdrafts, stop payment orders, and ATM fees. These fees are generated from a depositor’s option to purchase services offered under the contract and are only considered a contract when the depositor exercises their option to purchase these account services. Therefore, we deem the term of our contracts with depositors to be day-to-day and do not extend beyond the services already provided. Deposit account and other banking fees are recorded at the point in time we perform the requested service.

Credit and debit card fees:
We collect interchange fee income when debit and credit cards that we have issued to our customers, are used in merchant transactions. Our performance obligation is satisfied and revenue is recognized at the point we initiate the payment of funds from a customer’s account to a merchant account.
Trust and investment advisory fees:
We earn trust and investment advisory fees from contracts with our customers to manage assets for investments, and/or transact on their accounts. These fees are primarily earned over time as we provide the contracted monthly, quarterly, or annual services and are generally assessed based on a tiered scale of the market value of assets under management at each month end. Fees that are transaction based are recognized at the point in time that the transaction is executed. Other related services provided include financial planning services and the fees we earn, which are based on a fixed fee schedule, are recognized when the services are rendered.
Other income:
Other income consists of fee income received in connection with administering customer accommodation interest rate swaps, loan syndication fees and miscellaneous charges for services provided to our customers. Customer accommodation interest rate swap fees and loan syndication fees are earned and recognized at the time of loan origination or syndication. Miscellaneous charges for services provided to our customers consists of fees that are generated from a customer’s option to purchase services offered under the contract and are only considered a contract when the customer exercises their option to purchase these services. Therefore, we deem the term of our contracts with these customers to be day-to-day and do not extend beyond the services already provided.

NOTE 24 - Subsequent Events

The Company has evaluated subsequent events for potential recognition and disclosure through the filing date of this Form 10-K. On March 7, 2022, we received the necessary regulatory approvals to complete our mergers with Pioneer. For further information related to the mergers, see “Note 1 - Basis of Presentation, Description of Business and Summary of Significant Accounting Policies—Business Combination.” For further information relating to the issuance of our Subordinated Note - 2022 and subsequent repayment of Convertible Notes Payable in the first quarter of 2022 see Note 11 - Debt.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this annual report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the year ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Internal Control Over Financial Reporting
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies and our status as an emerging growth company under the JOBS Act.
Item 9B. Other Information
Given the timing of the following events, the following information is included in this Annual Report on Form 10-K pursuant to Item 5.02 of Form 8-K, “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensation Arrangements of Certain Officers” in lieu of filing a Form 8-K.
Adoption of Long-Term Incentive Plan
On March 24, 2022, based on the recommendation of our Compensation and Succession Committee (the “Committee”), our board of directors adopted the FirstSun Capital Bancorp Long-Term Incentive Plan (the “LTIP”), which will become effective April 1, 2022. Under the LTIP, each year, the Committee, with input from the Chief Executive Officer, will select key performance objectives, which may include individual performance measures and bank performance measures from a set of key measurable performance goals which include, but are not limited to, the items outlined below (each, a “Bank Performance Measure” and collectively, the “ Bank Performance Measures”), which will be used to determine the actual incentive payment to be awarded to participants in the plan upon the achievement of the individual performance measures and Bank Performance Measures. The Bank Performance Measures may include:
•any (tangible) earnings (e.g., earnings before interest and taxes; earnings before interest, taxes, depreciation and amortization, and earnings per share, each as may be defined by the Committee);
•financial return ratios (e.g., return on investment; return on capital; return on (tangible) equity; and return on assets; each as may be defined by the Committee);
•“Texas ratio”;
•efficiency ratio;
•increase in revenue or fee revenues;
•mix of fee revenues;
•operating or net cash flows;
•cash flow return on investment;
•total stockholder return;
•market share;
•net operating income, (tangible) operating income or (tangible) net income;

•debt load reduction;
•loan and lease losses;
•expense management;
•economic value added;
•stock price; (tangible) book value;
•overhead;
•assets;
•asset quality level;
•charge offs;
•loan loss reserves;
•loans;
•deposits;
•nonperforming assets;
•growth of loans, deposits, or assets;
•interest sensitivity gap levels;
•regulatory compliance;
•improvement of financial rating;
•achievement of balance sheet or income statement objectives;
•improvements in capital structure;
•profitability;
•profit margins;
•budget comparisons or strategic business objectives, consisting of one or more objectives based on meeting specific cost targets, business expansion goals and goals relating to acquisitions or divestitures; or
•any other objective approved by the Committee, in its sole discretion.
Each year, the Committee, with input from the Chief Executive Officer, will select eligible participants who will participate in the LTIP and will set the amount of each participant’s Threshold Value, Target Value and Stretch Value, as applicable (each as defined in the LTIP) that can be awarded under the LTIP; designate the Bank Performance Measures and individual performance measures and the level of achievement necessary to qualify for each Value; determine the weightings between individual and Bank Performance Measures; the vesting schedule or Performance Period (which is generally expected to be three years), if any; whether the award will be paid in cash, equity, or a combination of both cash and equity; and such other terms and conditions as determine by the Committee.
Under the LTIP, the Committee may make appropriate adjustments in the method of calculating the attainment of Bank Performance Measures for a Performance Period: (a) to exclude restructuring and/or other nonrecurring charges; (b) to exclude exchange rate effects; (c) to exclude the effects of changes to generally-accepted accounting principles; (d) to exclude the effects of any statutory adjustments to corporate tax rates; (e) to exclude the effects of any “extraordinary items” as determined under generally-accepted accounting principles; (f) to exclude the dilutive effects of mergers, acquisitions or joint ventures; (g) to assume that any business divested by FirstSun, the Bank or one of their subsidiaries achieved performance objectives at targeted levels during the balance of a Performance Period following such divestiture; (h) to exclude the effects of stock-based compensation and the award of bonuses under FirstSun, the Bank, or any subsidiary bonus plans; (i) to exclude costs incurred in connection with potential acquisitions or divestitures that are required to be expensed under generally-accepted accounting principles; (j) to exclude the goodwill and intangible asset impairment charges that are required to be recorded under generally-accepted accounting principles; and (k) to exclude the effect of any other unusual, non-recurring gain or loss or other extraordinary item. In addition, the Committee retains the discretion to increase, reduce or eliminate the compensation or economic benefit due upon attainment of Performance Measures and to define the manner of calculating the Performance Measures it selects to use for such Performance Period.
The LTIP is administered by the Committee, which has full authority, among other things, to designate participants; construe and interpret the plan; promulgate, amend and rescind rules and regulations relating to the administration of the plan; interpret, administer, reconcile any inconsistency in, correct any defect in and/or supply any omission in the plan and any instrument or agreement relating to the plan; amend any award; and exercise discretion to make any and all other determinations which it determines to be necessary or advisable for the administration of the plan; provided, however, that awards to our Executive Chairman, Chief Executive Officer, Chief Financial Officer and Chief Administrative Officer will be reviewed and approved by our board of directors. In addition, the Committee may delegate to the Chief Executive Officer, with respect to any awards, and our other executive officers, with respect to awards to any participant below such executive officer in our reporting structure, the power to grant awards, including the power to establish Bank Performance Measures and individual performance measures with respect to such awards; provided, that, the Committee or the board, as applicable, will retain the sole authority with respect to awards to our Chief Executive Officer or any other executive officer. The foregoing description of the LTIP does not purport to be complete and is qualified in its entirety by reference to the LTIP and form of Award Agreement, each of which is incorporated herein by reference as Exhibit 10.13 and Exhibit 10.14, respectively.
Management Restructuring
In connection with the closing of our mergers with Pioneer, which we expect to occur on April 1, 2022, our board of directors has approved a realignment of our management team. On March 24, 2022, our board of directors elected Neal E. Arnold to serve as President and Chief Executive Officer of FirstSun, effective April 1, 2022. Mr. Arnold currently serves as Chief Operating Officer of FirstSun and as President and Chief Executive Officer of the Bank, positions he has held since 2018, positions he will continue to hold. Mollie H. Carter, our current Chairman and Chief Executive Officer and Executive Chairman of the Bank, who has served as our Chief Executive for the past 17 years, will now serve as Executive Chairman of FirstSun and the Bank in both an executive and board capacity, following Mr. Arnold’s succession to the position of President and Chief Executive Officer of FirstSun on April 1, 2022. In this capacity, Ms. Carter will continue to focus on board governance, strategic planning, regulatory affairs and corporate development. Mr. Arnold will continue to serve as President and Chief Executive Officer of the Bank. In his expanded role, Mr. Arnold will now formally oversee implementing our strategic plan and have direct reports of all other senior management at both FirstSun and the Bank. Mr. Arnold’s and Ms. Carter’s biographical and age information is included in Item 10, “Directors, Executive Officers and Corporate Governance,” under the heading “Biographical Information for Directors,” which information is incorporated herein by reference. Ms. Carter and certain of her family members are party to a Stockholders’ Agreement and Registration Rights Agreement with FirstSun, as described in Item 13, “Certain Relationships and Related Transactions,” under the heading “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.
In connection with this realignment, on March 24, 2022, we entered into an amended and restated employment agreement with Mr. Arnold, effective April 1, 2022, under which he will serve as President and Chief Executive Officer of FirstSun and the Bank and Chief Operating Officer of FirstSun. The employment agreement automatically renews each year on January 16 for a successive one year period, unless either party provides written notice to the other of non-renewal at least 90-days before the renewal date.
Under the employment agreement, Mr. Arnold is entitled to an annual base salary of  $800,000, which is decreased from his current base salary of $1.0 million, to reflect a greater portion of his compensation to incentive-based compensation. His base salary will be reviewed annually and may be increased, but not decreased, at the discretion of the board. Mr. Arnold is also eligible to earn an annual bonus with a target incentive opportunity of 100% of his base salary, as determined by the FirstSun board of directors, with 20% of any earned bonus to be credited to his deferral account under our deferred compensation plan. He is also eligible to participate in the equity and/or other long-term compensation plans established by the FirstSun board of directors and as determined by the Committee. We also provide reimbursements to Mr. Arnold for reasonable expenses incurred in connection with his employment, and he is eligible to receive benefits under any employee benefit plans made available by us generally to executive officers.
Mr. Arnold’s employment agreement requires that he keep information about FirstSun and the Bank confidential. He is also subject to provisions related to non-competition and non-solicitation that generally preclude him, for a period of 24 months following his voluntary or involuntary termination, from, among other things, (a) competing with FirstSun or the Bank or otherwise being employed directly or indirectly in any capacity, including as a consultant, for any entity that offers any products or services that are substantially similar to those of FirstSun or the Bank, generally within any city, county or state in which FirstSun or the Bank has an office or conducts business; (b) soliciting any customer to purchase or sell any competing products or services; (c) soliciting for employment any person employed by FirstSun or the Bank within the 12 months preceding any employment, engagement or solicitation by him; or (d) urging any person or entity to reduce its business with FirstSun or the Bank.
In addition, consistent with his prior employment agreement, under his amended and restated employment agreement, we may terminate Mr. Arnold’s employment with or without cause, and Mr. Arnold may terminate his employment with or without good reason. Mr. Arnold is eligible for certain severance benefits upon termination, as described below under Item 11, “Executive Compensation” under the heading “Potential Payments Upon Termination or Change in Control—Employment Agreements,” which information is incorporated herein by reference. The foregoing description of the amended and restated employment agreement does not purport to be complete and is qualified in its entirety by reference to the amended and restated employment agreement, which is incorporated herein by reference as Exhibit 10.17.
In connection with the management realignment upon the closing of the merger with Pioneer, and Ms. Carter’s transition to her new role as Executive Chairman, Ms. Carter has agreed to cancel her employment agreement with FirstSun and the

Bank, effective April 1, 2022, in consideration of a lump sum cash payment to her of $3.0 million, representing what she would otherwise have received upon termination of her employment agreement in certain termination events, to be paid no later than April 21, 2022, subject to an agreement and general release dated March 24, 2022 that extends certain obligations in her employment agreement related to key-man insurance, confidentiality, observation of security measures, covenants to protect our business and the return of materials. In her new role of Executive Chairman of FirstSun and the Bank, her base salary will be reduced from $1.0 million to $500,000 and she will be eligible to participate in our various employee benefit and incentive programs. The foregoing description of the Agreement and General Release does not purport to be complete and is qualified in its entirety by reference to the Agreement and General Release, which is incorporated herein by reference as Exhibit 10.16.
Finally, with respect to Robert A. Cafera, Jr., our Chief Financial Officer, on March 24, 2022, we amended his employment agreement to provide that he is eligible to earn an annual bonus with a target incentive opportunity of 100% of his base salary. The foregoing description of the amendment does not purport to be complete and is qualified in its entirety by reference to such amendment, which is incorporated herein by reference as Exhibit 10.18.
Code of Ethics
Given the timing of the following event, the following information is included in this Annual Report on Form 10-K pursuant to Item 5.05 of Form 8-K, “Amendments to the Registrant’s Code of Ethics, or Waiver of a Provision of the Code of Ethics” in lieu of filing a Form 8-K. On March 24, 2022, our board of directors approved and adopted a Code of Ethics applicable to all of our directors, executive officers and employees. The foregoing description of the Code of Ethics does not purport to be complete and is qualified in its entirety by reference to the Code of Ethics, which is incorporated herein by reference as Exhibit 14.1.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance
The FirstSun board of directors is divided into three classes approximately equal in number, serving staggered three-year terms. As a result, the terms of only approximately one-third of FirstSun’s board members expire at each annual meeting. The term of FirstSun’s Class I directors will expire at the 2024 annual meeting, the term of its Class II directors will expire at the 2022 annual meeting and the term of its Class III directors will expire at the 2023 annual meeting.
All of our directors currently serve on the board of directors pursuant to the voting provisions of a stockholders’ agreement between us and our stockholders. For the names of each party with board designation rights under the stockholders’ agreement, and their related board designees, see “Item 13. Certain Relationships and Related Transactions, and Director Independence,” under the heading “Stockholders’ Agreement—Corporate Governance Provisions—Board Composition.” The stockholders’ agreement will not terminate upon the completion of the merger, but will be amended, to, among other things, provide JLL, Pioneer’s largest shareholder, a right to nominate one director to our board. The amendment to the Stockholders’ Agreement will only become effective if the merger is consummated. See “Item 13. Certain Relationships and Related Transactions, and Director Independence,” under the heading “Stockholders’ Agreement” for a description of the Stockholders’ Agreement, as amended.

Name	Age	Served as Director Since
Class I (term expires 2024)
Neal E. Arnold	62	2017
Mollie H. Carter	59	2017
Beverly O. Elving	68	2021

Class II (term expires 2022)
David W. Levy	65	2017
Diane L. Merdian	62	2017

Class III (term expires 2023)
Christopher C. Casciato	63	2017
Paul A. Larkins	61	2019
Biographical Information for Directors
Neal E. Arnold is the current Chief Operating Officer of FirstSun, a position he has held since 2018. He has also served as the President and Chief Executive Officer of Sunflower Bank since 2018. Mr. Arnold served as Executive Vice President of Fifth Third Bancorp and Fifth Third Bank from 1998 to 2005, and as Chief Financial Officer of Fifth Third Bancorp and Fifth Third Bank from 1997 to 2005. Before that, he served as Treasurer of Fifth Third Bancorp and Fifth Third Bank, and as Senior Vice President of Fifth Third Bank. Prior to joining Fifth Third, he served as Chief Financial Officer and Chief Operating Officer of Midwestern Community Bank from 1980 to 1989. Mr. Arnold’s qualifications to serve as a director include his substantial c-suite leadership experience and as a chief financial officer of a large public company. Mr. Arnold also has over 20 years of experience completing numerous regulatory compliance consulting engagements for bank boards.
Mollie H. Carter is the current Chairman of the FirstSun board of directors and Sunflower Bank, positions she has held since 1996. She also serves as President and Chief Executive Officer of FirstSun, a position she has held since 2005, and she served as President and Chief Executive Officer of Sunflower Bank from 2005 to 2018. She served as a director of Evergy, Inc. and its predecessor, Westar Energy, a publicly-traded company, from 2003 to 2022, including as Chair of the Compensation Committee. She previously served as a director of Archer-Daniels-Midland Company, a publicly-traded company, from 1996 to 2017. Ms. Carter is also a Director of Lockton Companies and serves on its nominating and governance committee and the audit committee. Ms. Carter’s qualifications to serve as our Chair and a director include her substantial leadership experience as a chief executive officer, her financial expertise and her significant experience serving as a director of a large public company. Ms. Carter also has extensive experience with corporate governance, compensation matters, and with complicated financial regulatory and banking compliance environments.

Christopher C. Casciato is a Managing Director of Lightyear Capital LLC, a position he has held since 2008. Before that, he spent over 20 years at Goldman, Sachs & Co., where he was elected partner in 2000. His career at Goldman, Sachs & Co. included a number of senior management positions in the firm’s investment banking division, including partner in the Financial Institutions Group, as well as partner and Chief Operating Officer of Goldman Sachs’ worldwide investment banking business. Mr. Casciato’s qualifications to serve as a director include his substantial investment banker leadership and experienced financial acumen with a globally recognized investment firm. He also has experience with corporate governance and financial services regulatory matters, as an executive of Lightyear Capital LLC, a private equity firm focused on investing in financial services companies.
Beverly O. Elving is the former Director of Corporate Accounting, Vice President & Controller, and Sr. Vice President of Finance at Applebee’s International from 1998 to 2021. Before that, she served as the Chief Financial Officer of Integrated Medical Resources from 1996 to 1998, and additionally, Ms. Elving served as Vice President Finance & Accounting for the FDIC/Resolution Trust Corporation from 1990 to 1996. Between 1981 and 1996, Ms. Elving gained senior accounting, auditor, and Certified Public Accountant experience at Jackson County, Missouri, and Arthur Anderson & Co. Ms. Elving’s qualifications to serve as a director include her senior accounting and leadership experience including oversight of public companies and government entities.
Paul A. Larkins is currently a Senior Advisor with Aquiline Capital Partners, a position he has held since 2018. He is also the board member of Amur Equipment Finance. He previously served as board chair of LERETA, LLC, and as an advisor to Tarsadia Investments, both from July 2019 through July 2021. Mr. Larkins served as President and director of SquareTwo Financial Corporation, positions he held from 2009 to 2016. SquareTwo Financial Corporation filed for bankruptcy under Chapter 11 in March 2017. From 1998 to 2009, he served as the Chief Executive Officer and President of Key National Finance in Superior, Colorado. Before that, he served as a Senior Executive Vice President of Key Bank USA and KeyCorp Leasing Ltd., and before that, he held regional and national roles with USL Capital and IBM. Mr. Larkins’ qualifications to serve as a director include his extensive external board and leadership experience with bank, specialty finance (leasing, marine, recreational vehicles, education, home equity, and auto dealer finance), as well as private equity institutions.
David W. Levy is a Managing Director at Pickwick Capital Partners, a position he has held since 2012. Before that, he served as Vice Chairman of Investment Banking and Co-Head of the Financial Institutions Group at Cowen & Company from 2009 to 2010 and served as Senior Managing Director at Bear Stearns from 2005 to 2008. Before Bear Stearns, Mr. Levy spent over 23 years at Citigroup Global Markets as a Managing Director and Head of the Bank and Financial Services Group, and Salomon Brothers Inc. as a Managing Director and Co-Head of the Financial Institutions Department. Mr. Levy also presently serves on the Board of Directors of Old Dominion National Bank. Mr. Levy’s qualifications to serve as a director include his leadership experience as well as managing director positions with globally recognized investment banking firms. He also has experience as a prior member of the Audit and Compensation Committees of another financial institution.
Diane L. Merdian is the former Chief Financial Officer of Redwood Trust, Inc, a position she held from 2010 to 2012, having previously served on Redwood’s board of directors from 2008 to 2009. From 1984 to 2008, Ms. Merdian was an equity analyst covering financial companies, working at Investment Banking firms and Institutional Investment firms. She primarily analyzed banks, focusing on valuation, strategy, and economics vs. accounting. As a Senior Vice President and Managing Director at Keefe, Bruyette & Woods from 2003 to 2008, Ms. Merdian led Bank Strategy and was head of Large-cap banks. She led the bank research effort at Morgan Stanley from 2000 through 2001 and led the bank research team at Montgomery Securities from 1995 to 2000. Ms. Merdian has also held equity analyst positions at Salomon Brothers, Kemper, Wellington Management, and Salomon Smith Barney. She began her financial career as an Economic Research Associate at the Federal Reserve Bank of Kansas City, focused on monetary policy. Ms. Merdian’s qualifications to serve as a director include her c-suite leadership and over 20 years of experience as an equity analyst in the financial industry. Her strengths include her insight into strategy, valuation, management, and economics versus accounting, with additional experience in Audit and Compensation matters.

Biographical Information for Executive Officers
Our executive officers are:

Name	Age	Position

Mollie H. Carter	59	Chairman of the Board, President and Chief Executive Officer of FirstSun and Executive Chairman of Sunflower Bank
Neal E. Arnold	62	Chief Executive Officer and President of Sunflower Bank and Chief Operating Officer of FirstSun
Robert A. Cafera, Jr.	52	Executive Vice President and Chief Financial Officer of FirstSun and Sunflower Bank
Laura J. Frazier	51	Executive Vice President and Chief Administrative Officer of FirstSun and Sunflower Bank
Jennifer L. Norris	48	Chief Credit Officer of Sunflower Bank
Because each of Ms. Carter and Mr. Arnold also serves on our board of directors, we have provided biographical information for them above. Biographical information for each of Mr. Cafera, Ms. Frazier and Ms. Norris is provided below:
Robert A. Cafera, Jr. currently serves as Executive Vice President and Chief Financial Officer of FirstSun and Sunflower Bank, positions he has held since 2012. Before that, he served in different roles at Fifth Third Bank, including as Senior Vice President and Chief Financial Officer of the Commercial Bank, and before that as its Assistant Controller. Before joining Fifth Third Bank, he was a Senior Manager with Arthur Andersen for about ten years.
Laura J. Frazier currently serves as Executive Vice President, Chief Administrative Officer of FirstSun and Sunflower Bank, positions she has held since 2013. Before that, from 2010 to 2013, Ms. Frazier served as the Deputy Director of Human Resources for the Department of Developmental Disabilities for the State of Ohio. Before that, she spent eight years as the Director of Labor Relations for the same governmental agency.
Jennifer L. Norris currently serves as the Executive Vice President and Chief Credit Officer of Sunflower Bank, a position she has held since 2020. Before that, from 1997 to 2019, Ms. Norris held various roles at Wells Fargo Bank, most recently serving as Loan Team Manager for the Credit Resolution Group, Senior Vice President, a position she held for ten years. Before joining Wells Fargo, Ms. Norris was Vice President, Credit Products Manager at Specialized Industries Risk Management from 2001 to 2004.
Family Relationships
There are no family relationships between any of our directors and executive officers.
Code of Ethics
We expect all of our employees to conduct themselves honestly and ethically. Our board of directors has adopted a Code of Ethics that applies to all employees of FirstSun and Sunflower Bank, including officers and directors. The Code Ethics is intended to provide guidance to assure compliance with law and promote ethical behavior. The Code of Ethics is available on our website, http://ir.firstsuncb.com, in the “Corporate Governance” section. We intend to disclose future amendments to, or waivers of, our Code of Ethics, as and to the extent required by SEC regulations, on our website http://ir.firstsuncb.com.
Audit Committee
Our board of directors has designated a standing Audit Committee which is currently composed of Ms. Elving (Chair), Mr. Levy and Ms. Merdian. The board has determined that Ms. Elving is an “audit committee financial expert” for purposes of the rules and regulations of the SEC. The board has determined that each member of the committee is “independent” under SEC Rule 10A-3 and under The NASDAQ Capital Market listing standards.

Item 11. Executive Compensation
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These include, but are not limited to reduced disclosure obligations regarding executive compensation, including the requirement to include a specific form of Compensation Discussion and Analysis. We have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.
Compensation of Executive Officers
In the following section, we refer to the individuals who served as our principal executive officer and our two other most highly compensated executive officers, as the “named executive officers.” Our named executive officers as of December 31, 2021 were:
•Mollie H. Carter, President and Chief Executive Officer;
•Neal E. Arnold, Chief Executive Officer and President of Sunflower Bank and Chief Operating Officer of FirstSun; and
•Robert A. Cafera, Jr., Executive Vice President and Chief Financial Officer of FirstSun and Sunflower Bank.
Summary Compensation Table
The following table sets forth information concerning all compensation awarded to, earned by or paid to our named executive officers for all services rendered in all capacities to us and our subsidiaries for the fiscal years ended December 31, 2021 and 2020.

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings (3)	All other Compensation (4)	Total

Mollie H. Carter	2021	$1,000,000	$—	$—	$—	$—	$19,864	$1,019,864
Chief Executive Officer and President	2020	899,999	—	—	—	—	27,364	927,363

Neal E. Arnold	2021	1,000,000	1,000,000	949,973	—	—	18,000	2,967,973
Chief Executive Officer and President of Sunflower Bank and Chief Operating Officer of FirstSun	2020	999,999	1,000,000	—	—	—	17,700	2,017,699

Robert A. Cafera, Jr.	2021	399,999	400,000	199,968	—	—	18,000	1,017,967
Executive Vice President and Chief Financial Officer	2020	399,999	400,000	—	—	—	17,700	817,699
(1) See discussion under “Narrative to Summary Compensation Table—Annual Bonus Payment” below.
(2) See discussion under “Narrative to Summary Compensation Table—2021 Equity Awards” below. The amounts in the Stock Awards column are the aggregate grant date fair values computed in accordance with FASB ASC Topic 718. For a discussion of the valuation assumptions, see Note 14 - Stockholders' Equity to our 2021 consolidated financial statements included in this annual report.

(3) There were not above-market or preferential earnings on our nonqualified deferred compensation plan.
(4) For 2021, the amounts set forth in this column include the following:

	Ms. Carter	Mr. Arnold	Mr. Cafera

401(k) match	$16,808	$17,400	$17,400
Use of company car	2,456	—	—
Cell phone	600	600	600
Total	$19,864	$18,000	$18,000

Narrative to Summary Compensation Table
Employment Agreements with Named Executive Officers
In 2021, we had employment agreements with each of our named executive officers. We have included below descriptions of these employment agreements for each of these officers.
Employment Agreement with Mollie H. Carter in Effect for 2021
FirstSun and Sunflower Bank entered into an employment agreement with Ms. Carter, effective May 13, 2020, pursuant to which she serves as Chairman, President and Chief Executive Officer of FirstSun and as Executive Chairman of Sunflower Bank, which was in effect for the year ended 2021. The employment agreement automatically renews each year on June 19 for a successive one year period, unless either party provides written notice to the other of non-renewal at least 90-days before the renewal date.
Under the employment agreement, Ms. Carter is entitled to an annual base salary of $900,000. Her base salary will be reviewed annually and may be increased, but not decreased, at the discretion of the board. Her base salary for 2021 was $1.0 million. Ms. Carter is also eligible to participate in such equity and/or other bonus, short-term or long-term compensation plans established by the FirstSun board and as determined by the FirstSun compensation committee. We also provide reimbursements to Ms. Carter for reasonable expenses incurred in connection with her employment, and she is eligible to receive benefits under any employee benefit plans made available by us generally to executive officers.
Ms. Carter’s employment agreement requires that she keep information about FirstSun and Sunflower Bank confidential. She is also subject to provisions related to non-competition and non-solicitation that generally preclude her, for a period of 24 months following her voluntary or involuntary termination, from, among other things, (a) competing with FirstSun or Sunflower Bank or otherwise being employed directly or indirectly in any capacity, including as a consultant, for any entity that offers any products or services that are substantially similar to those of FirstSun or Sunflower Bank, generally within any city, county or state in which FirstSun or Sunflower Bank has an office; (b) soliciting any business relation to purchase or sell any competing products or services; (c) soliciting for employment any person employed by FirstSun or Sunflower Bank within the 12 months preceding any employment, engagement or solicitation by her; or (d) urging any person or entity to reduce its business with FirstSun or Sunflower Bank.
Under the employment agreement, we may terminate Ms. Carter’s employment with or without cause, and Ms. Carter may terminate her employment with or without good reason. Ms. Carter is eligible for certain severance benefits upon certain termination events, as described below under “Potential Payments Upon Termination or Change in Control.”
In connection with the closing of our mergers with Pioneer, which we expect to occur on April 1, 2022, our board of directors has approved a realignment of our management team. In connection with such realignment, Ms. Carter has agreed to cancel her employment agreement with FirstSun and the Bank, effective April 1, 2022. See “Item 9B. Other Information,” under the heading “Management Restructuring” for additional information.
Employment Agreement with Neal E. Arnold in Effect for 2021
FirstSun entered into an employment agreement with Mr. Arnold, originally effective January 16, 2018, as amended effective February 21, 2019, which was in effect for the year ended 2021. Mr. Arnold serves as Chief Operating Officer of FirstSun and as Chief Executive Officer and President of Sunflower Bank. The employment agreement had an initial term of two years and automatically renews each year on January 16 for a successive one year period, unless either party provides written notice to the other of non-renewal at least 90-days before the renewal date.
Under the employment agreement, Mr. Arnold is entitled to an annual base salary of  $500,000. His base salary will be reviewed annually and may be increased, but not decreased, at the discretion of the board. His base salary for 2021 was $1.0 million. Mr. Arnold is also eligible to earn an annual bonus of up to 100% of his base salary, as determined by the FirstSun board of directors, with 20% of any earned bonus to be credited to his deferral account under our deferred compensation plan. He is also eligible to participate in the equity and/or other long-term compensation plans established by the FirstSun board of directors and as determined by the FirstSun compensation committee. We also provide reimbursements to Mr. Arnold for reasonable expenses incurred in connection with his employment, and he is eligible to receive benefits under any employee benefit plans made available by us generally to executive officers.
Mr. Arnold’s employment agreement requires that he keep information about FirstSun and Sunflower Bank confidential. He is also subject to provisions related to non-competition and non-solicitation that generally preclude him, for a period of

24 months following his voluntary or involuntary termination, from, among other things, (a) competing with FirstSun or Sunflower Bank or otherwise being employed directly or indirectly in any capacity, including as a consultant, for any entity that offers any products or services that are substantially similar to those of FirstSun or Sunflower Bank, generally within any city, county or state in which FirstSun or Sunflower Bank has an office; (b) soliciting any business relation to purchase or sell any competing products or services; (c) soliciting for employment any person employed by FirstSun or Sunflower Bank within the 12 months preceding any employment, engagement or solicitation by him; or (d) urging any person or entity to reduce its business with FirstSun or Sunflower Bank.
In connection with the closing of our mergers with Pioneer, which we expect to occur on April 1, 2022, our board of directors has approved a realignment of our management team. In connection with such realignment, on March 24, 2022, Mr. Arnold entered into an amended and restated employment agreement with FirstSun and the Bank, which will become effective April 1, 2022. See “Item 9B. Other Information,” under the heading “Management Restructuring” for additional information.
Under the employment agreement, we may terminate Mr. Arnold’s employment with or without cause, and Mr. Arnold may terminate his employment with or without good reason. Mr. Arnold is eligible for certain severance benefits upon certain termination events, as described below under “Potential Payments Upon Termination or Change in Control.” These provisions remain in his amended and restated employment agreement that will become effective on April 1, 2022.
Employment Agreement with Robert A. Cafera, Jr. in Effect for 2021
FirstSun and Sunflower Bank entered into an employment agreement with Mr. Cafera, originally effective June 19, 2017, as amended on February 21, 2019 and March 24, 2022, pursuant to which he serves as Chief Financial Officer of FirstSun and Sunflower Bank. The employment agreement had an initial term of two years and automatically renews each year on June 19 for a successive one year period, unless either party provides written notice to the other of non-renewal at least 90-days before the renewal date.
Under the employment agreement, Mr. Cafera is entitled to an annual base salary of  $300,000. His base salary will be reviewed annually and may be increased, but not decreased, at the discretion of the board. His current base salary is $412,000. For 2021, Mr. Cafera was also eligible to earn an annual bonus of up to 100% of his base salary, as determined by the FirstSun board of directors, with 20% of any earned bonus to be credited to his deferral account under our deferred compensation plan. On March 24, 2022, his employment agreement was amended to provide that he is eligible to earn an annual target bonus of 100% of his base salary, rather than an annual bonus of up to 100% of his base salary. He is also eligible to participate in the equity and/or other long-term compensation plans established by the FirstSun board of directors and as determined by the FirstSun compensation committee. We also provide reimbursements to Mr. Cafera for reasonable expenses incurred in connection with his employment, and he is eligible to receive benefits under any employee benefit plans made available by us generally to executive officers.
Mr. Cafera’s employment agreement requires that he keep information about FirstSun and Sunflower Bank confidential. He is also subject to provisions related to non-competition and non-solicitation that generally preclude him, for a period of 24 months following his voluntary or involuntary termination, from, among other things, (a) competing with FirstSun or Sunflower Bank or otherwise being employed directly or indirectly in any capacity, including as a consultant, for any entity that offers any products or services that are substantially similar to those of FirstSun or Sunflower Bank, generally within any city, county or state in which FirstSun or Sunflower Bank has an office; (b) soliciting any business relation to purchase or sell any competing products or services; (c) soliciting for employment any person employed by FirstSun or Sunflower Bank within the 12 months preceding any employment, engagement or solicitation by him; or (d) urging any person or entity to reduce its business with FirstSun or Sunflower Bank.
Under the employment agreement, we may terminate Mr. Cafera’s employment with or without cause, and Mr. Cafera may terminate his employment with or without good reason. Mr. Cafera is eligible for certain severance benefits upon certain termination events, as described below under “Potential Payments Upon Termination or Change in Control.”
Annual Bonus Payments
Annual bonus compensation is an integral component of our total compensation program that links executive decision-making and performance with our annual strategic objectives. Mr. Arnold and Mr. Cafera participated in our annual bonus program in 2021. Ms. Carter was also eligible to participate, but elected not to.
In 2021, the board of directors, in consultation with our Chief Executive Officer, determined that the potential management incentive pool would be funded based on our achievement of the following corporate performance metrics:

•Noninterest Income – Measured as core noninterest income, which excluded OREO and securities gains and losses;
•Net Income – Measurement considers any impact to loan loss provision in event loan growth is short of our annual strategic objectives;
•Total Deposits – Measured upon average total deposits to budget;
•Return on Assets– Measured as the percentage of net income to average outstanding assets; and
•Return on Tangible Equity – Measured as the percentage of net income to average outstanding tangible equity.
Once the funding for the potential management incentive pool was established, each executive’s individual performance was measured and their incentive payment was determined based on the executive’s achievement of the following individual performance metrics, as determined by our chief executive officer:
•upholding our company culture (15%);
•success in talent management (35%); and
•achievement of individual goals (50%).
In addition, the board determined that any executive that received a bonus payment equal to 25% of their targeted bonus amount or above would automatically have 20% of their bonus payment deferred into our Deferred Compensation Plan, which amount remains subject to claw back for two years (inclusive of the year in which the bonus was derived) and is subject to forfeiture upon termination of employment.
In 2021, based on their individual performance, each of Mr. Arnold and Mr. Cafera received an annual bonus equal to 100% of their respective base salary.
Long-Term Incentive Plans
We use long-term cash incentive plans to attract and retain highly-qualified key management employees and align the interests of those employees with the financial success of FirstSun. For 2021 and 2020, Mr. Arnold and Mr. Cafera participated in our long-term incentive plans as described below. Ms. Carter was also eligible to participate, but elected not to.
2021 Long-Term Incentive Plan
Our 2021 Long-Term Incentive Plan, which we refer to as the “2021 LTIP,” was adopted by the FirstSun board of directors effective April 1, 2021. The 2021 LTIP awards are unfunded, unsecured promises by FirstSun or Sunflower Bank to provide the participants with a cash payment equal to the “Realized Value” of their applicable award determined at the end of the three year performance period (the “Performance Period”) based on the following formula:
(Target Value x Bank Performance Metrics) x (Individual Performance + Team Factor (0.50))
The 2021 LTIP award agreements set forth the “Target Value” of each participant’s award, which is the expected future value of the award if the Bank Performance Metrics (outlined below) are achieved at the target levels. For 2021, the Target Value of Mr. Arnold and Mr. Cafera’s 2021 LTIP awards were as follows:

Name	Target Value	Vesting Period

Neal E. Arnold	$1,000,000	3 year cliff vest
Robert A. Cafera, Jr.	400,000	3 year cliff vest
Because the 2021 LTIP has a three year Performance Period, no amounts were earned in 2021, and, therefore, no amounts are reflected under the column “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table for 2021. The Realized Value of each executive’s award may be more or less than the Target Value and will depend on the level at which we achieve the Bank Performance Metrics, as well as the executive’s individual performance, each as measured at the end of the Performance Period. The 2021 LTIP awards will be paid in a lump sum cash payment within 45 days following the vesting date of the executive’s award, provided that the executive remains an employee in good standing of FirstSun or Sunflower Bank through the payment date, subject to certain exceptions.
The Bank Performance Metrics designated by the Board in 2021 are included in the table below. The board established threshold, target and stretch performance goals for each of the metrics, with threshold representing the minimum level of performance for which the executive officer will earn a payment. If performance is below the threshold level for one of the Bank Performance Metrics, the executive officer will not earn a payment for that metric; however, the executive officer will earn a payment for the other metric if the threshold performance level is achieved. Payments for achievement of the threshold, target and stretch performance levels are 50%, 100% and 150% of the Target Value, respectively. If performance exceeds the stretch level for any Bank Performance Metric, the executive officer will not earn a further incentive above the stretch incentive for such metric. Actual performance between threshold, target and stretch performance levels is interpolated between the two levels of achievement.

Bank Performance Metric	Weighting	Explanation

Cumulative Revenue	35%	Cumulative net interest income plus adjusted noninterest income over the Performance Period. (1)
Fee Income/Revenue	25%	Cumulative adjusted noninterest income over the Performance Period divided by Cumulative Revenue. (1)
Return on Assets	25%	Average of each fiscal year’s net income divided by average assets for the Performance Period.
Compound Tangible Book Value Growth	15%	Tangible book value (not per share) growth from the beginning of the Performance Period to the end using an annual rate of return calculation.
(1) Adjusted noninterest income will exclude extraordinary items, such as gains and losses on securities and other real estate owned.
The board has the ability to reduce the Bank Performance Metrics by up to 50% if our credit risk profile deteriorates, as measured against a group of peer institutions. In addition, if during the Performance Period, we engage in a merger or other corporate restructuring that impacts our performance, the board may make such equitable adjustments following the closing of the transaction as necessary to preserve the original intent of the award and avoid material dilution or enlargement.
2020 Long-Term Incentive Plan
Our 2020 Long-Term Incentive Plan, which we refer to as the “2020 LTIP,” was adopted by the FirstSun board of directors effective April 1, 2020. Awards under the 2020 LTIP consisted of “LTIP Units” which are unfunded, unsecured promises by FirstSun or Sunflower Bank to provide a participant with a cash payment equal to the tangible book value of one share of FirstSun common stock, subject to the terms of the 2020 LTIP and the participant’s award agreement. All awards under the 2020 LTIP have an assigned future value, which we refer to as the “Target Value.” The Target Value is used to determine the number of LTIP Units awarded to the participant based upon the expected tangible book value of our common stock on the date that the participant becomes 100% vested in his or her award. The final value of the LTIP Units will be based on our tangible book value per share determined on the last day of each plan year. In April 2020, Mr. Arnold and Mr. Cafera were granted LTIP Units with a Target Value of $1.0 million and $400,000 respectively. These awards will have a minimum value on the vesting date of no less than 80% of the Target Value and a maximum value of no more than 120% of the Target Value, as reflected in the following table.

Name	Minimum Value	Target Value	Maximum Value	Vesting Period

Neal E. Arnold	$800,000	$1,000,000	$1,200,000	3 year cliff vest
Robert A. Cafera, Jr.	320,000	400,000	480,000	3 year cliff vest
The 2020 LTIP awards granted to Mr. Arnold and Mr. Cafera have a three-year performance period and will be paid in a lump sum cash payment within 45 days following the vesting date of the executive’s award, provided that the executive remains an employee in good standing of FirstSun or Sunflower Bank through the payment date. Because the 2020 LTIP has a three year Performance Period, no amounts were earned in 2020 or 2021, and, therefore, no amounts are reflected under the column “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table for 2020 or 2021.
2021 Equity Awards
On December 30, 2021, Mr. Arnold and Mr. Cafera received fully-vested shares of our common stock with grant date fair values of approximately $950,000 and $200,000, respectively. The board granted these awards to better align the executives’ interests with those of our stockholders by immediately increasing their stock ownership in FirstSun and to further incent each executive to intently focus on future growth, profitability, and the execution of our strategic plan.

Deferred Compensation Plan
Our Deferred Compensation Plan was established effective June 30, 2013, to allow eligible employees to defer a portion of their taxable earnings (including annual salaries, commissions, LTIP and MIP payments, and other taxable amounts) until a later specified date. In addition, FirstSun can, in its sole discretion, with respect to any plan year, make contributions on behalf of any or all participants of the plan. Our Deferred Compensation Plan is administered by an officer of FirstSun or Sunflower Bank selected by the FirstSun board of directors. Participation is limited to a select group of management or highly compensated employees of FirstSun or Sunflower Bank approved by the FirstSun board of directors.
The plan is unfunded and participants are unsecured general creditors of FirstSun or Sunflower Bank with respect to amounts deferred. Each participant may elect that his or her account be adjusted for gains and losses as if invested in one or more investment options made available by FirstSun in its discretion. Participants who fail to make an investment election are deemed to have elected to have their account adjusted to reflect the gains and losses of a Vanguard Target Date Retirement Fund with the target date nearest to the date the participant will attain age 65.
A participant may elect to receive a distribution of his or her plan account in a lump sum or installments in the event of a change in control of FirstSun, termination of employment, retirement, death, disability or a specified date as elected in the participant’s enrollment form, or earlier upon a severe financial hardship. Payments to certain key employees may be delayed for a period of six months pursuant to the “specified employee delay’ rules under Section 409A of the Code. Amounts deferred within the two years prior to the participant’s termination of employment for any reason are subject to clawback and forfeiture.
Outstanding Equity Awards at 2021 Fiscal Year-End
The following table provides a summary of stock option awards outstanding as of December 31, 2021 for the named executive officers. No named executive officer had any unvested restricted stock awards at December 31, 2021.

	Option Awards
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date

Mollie H. Carter	196,375	—		$19.72	7/20/2027
Neal E. Arnold	140,692	46,898	(1)	20.49	2/14/2028
Robert A. Cafera, Jr.	135,952	—		19.72	7/20/2027
(1) Represents stock options that vested ratably over a four year period on each anniversary of the February 14, 2018 grant date.
Potential Payments Upon Termination or Change in Control
Employment Agreements in Effect in 2021
Each of our employment agreements with Ms. Carter, Mr. Cafera and Mr. Arnold in effect in 2021 included certain severance payments upon termination of employment, including in certain circumstances following a change in control, as described below.
If Ms. Carter’s employment is terminated without “Cause” or at her election for “Good Reason,” each as defined in her employment agreement, she is entitled to receive:
•the amount of her target bonus, if any, for the fiscal year that includes her termination, payable in a lump sum within 30 days; and
•subject to the release requirements of her employment agreement:
◦a lump sum within 65 days equal to (a) 36 months of base salary and target bonus (if any), plus (b) 18 months of COBRA premiums;
◦full vesting of her account under our Deferred Compensation Plan; and
◦except where termination for Good Reason is triggered by Ms. Carter’s decision not to renew her employment agreement, full vesting of any outstanding options or other equity-based awards and the right to elect to cancel any outstanding shares granted to her under the 2017 Equity Incentive Plan in return for a payment of their spread value (i.e., the difference between the aggregate fair market value and the aggregate exercise price) as of the date of her election. If Ms. Carter fails to timely make an election to cancel such shares, the options will remain outstanding and exercisable until 18 months following such termination or, if earlier, the end of the initial term of the 2017 Equity Incentive Plan (i.e., 2027).
If Mr. Cafera’s or Mr. Arnold’s employment is terminated without “Cause” or at his election for “Good Reason,” each as defined in his employment agreement, each is entitled to receive:
•the amount of his target bonus (100% of base salary) for the fiscal year that includes his termination, payable in a lump sum within 30 days;
•subject to the release requirements of his employment agreement:
◦a lump sum within 65 days equal to (a) 24 months of base salary and target bonus, plus (b) 18 months of COBRA premiums
◦full vesting of his account under our Deferred Compensation Plan; and
◦except where termination for Good Reason is triggered by his decision not to renew his employment agreement, full vesting of any outstanding options or other equity-based awards and the right to elect to cancel any outstanding shares granted to him under the 2017 Equity Incentive Plan in return for a payment of their spread value (i.e., the difference between the aggregate fair market value and the aggregate exercise price) as of the date of his election. If he fails to timely make an election to cancel such shares, the options will remain outstanding and exercisable until 18 months following such termination or, if earlier, the end of the initial term of the 2017 Equity Incentive Plan (i.e., 2027).
In addition, under their respective employment agreements, any decision by Ms. Carter, Mr. Cafera or Mr. Arnold not to renew their respective employment agreement that occurs within one year after a “Change in Control” (as defined in their respective employment Agreement) will be treated as a termination for Good Reason.
Long-Term Incentive Plans
Under our 2021 LTIP and 2020 LTIP, if a named executive officer terminates his employment prior to the third anniversary of the grant date due to his or her retirement, death, disability, or involuntary termination without cause, the award will vest on a pro-rata schedule based on the number of full plan years following the grant date that the executive remained an employee.
In addition, in the event of a “change in control” of FirstSun (as defined in the 2021 or 2020 LTIP, as applicable), if the executive’s award is continued by FirstSun or Sunflower Bank or assumed by the purchaser and if the executive is thereafter involuntarily terminated without cause within 12 months following the change in control, then, under the 2021 LTIP, the executive is entitled to pro rata accelerated vesting of his award, and under the 2020 LTIP, the executive is entitled to accelerated vesting of his award at the Target Value. In addition, under the 2020 LTIP, if the executive’s award is not continued by FirstSun or Sunflower Bank or assumed by the purchaser, then the executive is entitled to accelerated vesting pro-rata at Target Value upon the consummation of the change in control, provided the executive remains an employee through such date.
Equity Incentive Plan
Under our option award agreements with our named executive officers, outstanding stock options vest ratably over a four year period on each anniversary of the grant date.
If the executive is terminated without “cause” (as defined in the Equity Plan) or the executive terminates his or her employment for “good reason” (as defined in the applicable award agreement), each a qualifying termination, except where such termination is triggered by the executive’s decision not to renew his or her employment agreement, any unvested portion of the outstanding options will immediately vest as of the date of such termination; provided that, Ms. Carter’s award will continue under its current terms even following her qualifying termination unless she also ceases to serve as a director on the FirstSun board.
In addition, under the option award agreements, in the first quarter following a qualifying termination, including with respect to Ms. Carter, if she also ceases to be a FirstSun board member, each executive may elect to cancel any shares underlying any options that remain outstanding but unexercised under the award agreement in return for a payment, payable at the time of such election, equal to the difference between the aggregate fair market value of a share and the aggregate exercise price. If the executive fails to timely make an election to cancel such shares, the options will continue to remain outstanding and exercisable for a period of 18-months following the qualifying termination, or if earlier, the original option term.
The options will also vest in full upon a “change in control” (as defined in the Equity Plan). In the event of a change in control, unless the award is assumed, continued or a similar award is substituted by the surviving or acquiring entity, the board will either cancel the award in exchange for a payment to the executive of its value or allow the executive a limited period of time to exercise the option and any unexercised options will terminate. If awards are assumed, continued or substituted by the surviving or acquiring entity, the options will remain vested in full following the change in control.
Vested options will also remain exercisable for a period of 12 months following termination if the executive is terminated due to death or disability.
Compensation of Directors for Fiscal Year 2021
We do not pay our “inside” employee-directors any additional compensation for their service as directors.
For 2021, we provided the following annual compensation to our non-employee directors for their service as directors:
•an annual cash retainer of $20,000;
•a quarterly cash retainer of $1,000 for service on the Governance and Risk Management Committee (Mr. Casciato and Ms. Elving in 2021); and
•an equity component consisting of stock options with a grant date fair value of approximately $50,000, which we grant in May each year.
We also provide compensation to Ms. Elving, Mr. Levy and Ms. Merdian for their service on the Sunflower Bank board of directors. Mr. Casciato and Mr. Larkins do not serve on the Sunflower Bank board of directors.
The following table sets forth, for the fiscal year ended December 31, 2021, certain information regarding the compensation of each non-employee director of the Company.

Name and Principal Position	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	All other Compensation	Total

Christopher C. Casciato (3)	$21,000	$—	$49,997	$—	$70,997
Beverly O. Elving (4)	39,000	17,469	19,992	—	76,461
Paul A. Larkins	23,750	—	49,997	—	73,747
David W. Levy (5)	57,500	—	70,000	—	127,500
Diane L. Merdian (6)	62,500	—	70,000	—	132,500
(1) This amount represents the grant date fair value of stock awards computed in accordance with FASB ASC Topic 718. For a discussion of the valuation assumptions, see Note 14 - Stockholders' Equity to our 2021 consolidated financial statements included in this annual report.

(2) This amount represents the grant date fair value of option awards computed in accordance with FASB ASC Topic 718. For a discussion of the valuation assumptions, see Note 14 - Stockholders' Equity to our 2021 consolidated financial statements included in this annual report. The per share exercise price of each option award was equal to the market value of our common stock on the date each option award was granted.

(3) The director compensation for Mr. Casciato is not paid to him directly, but is paid to Lightyear Capital LLC or its affiliated entities.
(4) Ms. Elving has served as a director of Sunflower Bank since 2017, but was only appointed to our board of directors on October 18, 2021. In 2021, the cash component of her compensation includes $38,000 for service as a director of Sunflower Bank and certain bank-level committees, and the option award component of her compensation relates solely for her service on the bank board. In connection with her appointment to our board of directors, she received a restricted stock award that vests in full on May 11, 2022, as reflected in the column entitled “Stock Awards.”

(5) Mr. Levy is also a member of the Sunflower Bank board of directors and the cash component of his compensation includes $37,500 for service as a director of the bank and on bank-level committees during 2021, and the option award component of his compensation includes an award of stock options with a grant date fair value of approximately $35,000 for his service on the bank board.

(6) Ms. Merdian is also a member of the Sunflower Bank board of directors. The cash component of her compensation includes $42,500 for service as a director of the bank and on bank-level committees during 2021, and the option award component of her compensation includes an award of stock options with a grant date fair value of approximately $35,000 for her service on the bank board.

Compensation of Directors for Fiscal Year 2022
We have modified our non-employee director compensation arrangements for 2022, which now currently include the following:
•an annual cash retainer of $35,000, payable quarterly;

•an additional annual retainer for the chair and members of the audit committee of $10,000 and $5,000, respectively;
•an additional annual retainer for the chair and members of the compensation and succession committee of $7,500 and $5,000, respectively;
•an additional annual retainer for the chair and members of the nominating and governance committee of $3,000 and $1,000, respectively; and
•an annual equity component consisting of an award of restricted stock with a grant date fair value of approximately $35,000, to be granted on the first business day following our annual meeting of stockholders, with such award cliff vesting on the first anniversary of the grant date.
Compensation Committee Interlocks and Insider Participation
None of the members of our Compensation Committee is or has been an officer or employee of FirstSun or any of our subsidiaries. In addition, none of our executive officers serves or has served as a member of the board of directors, compensation committee or other board committee performing equivalent functions of any entity that has one or more executive officers serving as one of our directors or on our Compensation Committee.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The following table sets forth information about the beneficial ownership of FirstSun common stock as of March 25, 2022:
•each person known to FirstSun to be the beneficial owner of more than 5% of its common stock;
•each named executive officer of FirstSun;
•each director of FirstSun; and
•all of FirstSun’s executive officers and directors as a group.
Unless otherwise noted in the footnotes below, the address of each beneficial owner listed in the table is c/o FirstSun Capital Bancorp, 1400 16th Street, Suite 250. Denver, Colorado 80202. Except as indicated by the footnotes below, FirstSun believes, based on the information furnished to it, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws. FirstSun has based its calculation of the percentage of beneficial ownership on 18,346,288 shares of its common stock outstanding as of March 24, 2022.
In computing the number of shares of FirstSun common stock beneficially owned by a person and the percentage ownership of that person, it deemed outstanding shares of its common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 24, 2022. FirstSun, however, did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person.

	Amount of Shares Owned	Right to Acquire (1)	Total	Percent of Class
Director and Named Executive Officers
Mollie H. Carter (2)	1,648,200	196,375	1,844,575	9.95%
Neal E. Arnold	232,348	187,590	419,938	2.27%
Robert A. Cafera, Jr.	125,267	135,952	261,219	1.41%
Beverly O. Elving (3)	630	9,622	10,252	*
David W. Levy	100	37,005	37,105	*
Diane L. Merdian	100	38,967	39,067	*
Christopher C. Casciato (4)	—	—	—	*
Paul A. Larkins (5)	—	7,149	7,149	*
All directors and executive officers as a group (10 persons)	2,007,545	701,744	2,709,289	14.22%

5% Stockholders
John J. Hale Trusts (6)	1,816,100	—	1,816,100	9.90%
Karen Hale Young Trusts (7)	1,816,100	—	1,816,100	9.90%
Max Alan Hale Trusts (8)	1,816,100	—	1,816,100	9.90%
Dana Hale Nelson Trusts (9)	1,616,200	—	1,616,200	8.81%
Aquiline SGB Holdings LLC (10)	1,443,066	—	1,443,066	7.87%
Entities Affiliated with Lightyear Capital LLC (11)	1,440,706	29,344	1,470,050	8.00%
Sunflower Trust (12)	1,155,900	—	1,155,900	6.30%
Ohio Public Employees Retirement System (13)	1,004,038	—	1,004,038	5.47%
•Indicates ownership of less than 1%.
(1) The shares in this column represent stock options of FirstSun held by that person or entity that are currently exercisable or exercisable within 60 days of March 25, 2022.
(2) Ms. Carter may be considered to exercise sole voting and investment power with respect to all 1,648,200 of the listed shares, which are held either by her individually or by trusts for which she serves as trustee.

(3) The shares shown in this row include 530 shares of unvested restricted stock issued under our 2017 Equity Plan.
(4) Mr. Casciato serves as the director designee for Lightyear Fund III, LP. Mr. Casciato is a Managing Director of Lightyear Capital LLC and has no voting or investment power over any shares held by Lightyear Capital LLC or its affiliates and disclaims any beneficial ownership of such shares.

(5) Mr. Larkins serves as the director designee for Aquiline SGB Holdings LLC. Mr. Larkins has no voting or investment power over any shares held by Aquiline SGB Holdings LLC and disclaims any beneficial ownership of such shares.

(6) John J. Hale has sole voting and dispositive power with respect to the shares held by a family trust for which he serves as trustee.
(7) Karen Hale Young has sole voting and dispositive power with respect to these shares held by two family trusts for which she serves as trustee.
(8) Max Alan Hale has sole voting and dispositive power with respect to these shares held by two family trusts for which he serves as trustee.
(9) Dana Hale Nelson has sole voting and dispositive power with respect to these shares held by two family trusts for which she serves as trustee.
(10) The address for Aquiline SGB Holdings LLC is 535 Madison Ave, New York, New York 10022. Aquiline SGB Holdings LLC is wholly owned by Aquiline Financial Services Fund II L.P. (the “Fund”). The Fund is managed by its general partner, Aquiline Capital Partners II GP (Offshore) Ltd. (the “GP”). The GP is wholly owned by Aquiline Holdings (Offshore) II L.P., which is managed by its general partner, Aquiline Holdings GP (Offshore) Ltd (“GP Offshore”). Jeffrey W. Greenberg is the sole holder of the Class A shares of GP Offshore. Under the articles of association of GP Offshore, the holders of the Class B shares of GP Offshore (of whom there are 11, excluding Mr. Greenberg, and none of whom holds more than 9% of the Class B shares) are entitled to vote only on “Designated Matters,” which is narrowly defined as “any matter of a Portfolio Company formed in a jurisdiction outside the United States that requires the approval of holders of voting interests of such entity or similar control persons of such entity.” The effect of this ownership structure is that Mr. Greenberg effectively controls GP Offshore and, in turn, the Fund.

(11) Consists of (a) 1,436,728 shares held by Lightyear Fund III, L.P. (“Lightyear Fund III”) over which Lightyear Fund III GP, L.P., Lightyear Fund III GP Holdings, LLC, LY Holdings, LLC and Mark F. Vassallo have shared voting and dispositive power, and (b) 3,978 shares held by Lightyear Co-Invest Partnership III, L.P. over which Lightyear Fund III GP Holdings, LLC, LY Holdings, LLC and Mark F. Vassallo have shared voting and dispositive power. The address for Lightyear Capital and its affiliates is 9 West 57th Street, 31st Floor, New York, New York 10019.

(12) Roger E. Gallo, as trustee, has sole voting and dispositive power with respect to these shares held in trust for the benefit of Ms. Carter’s adult children.
(13) The address for the Ohio Public Employees Retirement System is 277 E Town Street, Columbus, Ohio 43215.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2021.

Plan Category	Number of Shares to be issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)

Equity compensation plans approved by security holders (1)	1,412,900	$20.19	2,574,238
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,412,900	$20.19	2,574,238
(1) Column (a) consists of shares of our common stock issuable upon the exercise of 1,412,900 stock options issued under our 2017 Equity Incentive Plan. Column (c) consists of an aggregate of 97,667 shares reserved for future issuance under our 2017 Equity Incentive Plan, which was approved by our stockholders on May 9, 2018, and our 2021 Equity Incentive Plan, which was approved by our stockholders on October 29, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
The following section summarizes the material provisions of certain agreements entered into by FirstSun with its related parties. The summaries of agreements in this section are qualified in their entirety by reference to the forms of such agreements, which have been filed as exhibits to this Annual Report on Form 10-K.
Stockholders’ Agreement
Under the merger agreement dated July 28, 2016, by and among FirstSun, Strategic Growth Bank Incorporated, Strategic Growth Bancorp Incorporated and First National Bancorp Incorporated, which entities we collectively refer to herein as the “SGB parties,” FirstSun entered into a Stockholders’ Agreement with its stockholders dated June 19, 2017, the closing date of the mergers with the SGB parties.
All of FirstSun’s stockholders are party to the Stockholders’ Agreement, and, following the merger, only JLL will become a party to the Stockholders’ Agreement. Certain FirstSun stockholders, defined as “Significant Stockholders” under the agreement, have additional rights and obligations under the Stockholders’ Agreement. These Significant Stockholders include, among others, the following:
•Aquiline SGB Holdings LLC (“Aquiline”);
•entities affiliated with Lightyear Capital LLC;
•Ohio Public Employees Retirement System;
•Southwest Banking Partners, L.P. (“SWBP”);
•the following stockholders that are members of the Hale family:
◦the John J. Hale Trust dated December 1, 1996;
◦the Dana Hale Nelson Trust dated December 8, 1995 and the Dana Hale Nelson Family Irrevocable Trust dated May 25, 2011;
◦the Karen Hale Young Trust dated February 23, 1996 and the Karen Hale Young Family Irrevocable Trust;
◦the Max Alan Hale Trust dated June 1, 1996 and the Max Alan Hale Family Irrevocable Trust dated June 1, 2011; and
◦the Mollie Hale Carter Trust dated December 19, 1995 and the Twin Meadow VHC Trust dated May 25, 2011 (together with the “Mollie Hale Carter Trust, the “Mollie Hale Carter Stockholder Group”).

The Stockholders’ Agreement contains various provisions relating to, among other things, representation on the FirstSun board of directors; certain corporate governance provisions; restrictions on transfer; tag-along rights, rights of first refusal and preemptive rights; and certain information rights.
Each of the above-referenced Significant Stockholders, other than SWBP, own 5% or more of the shares of FirstSun common stock. See “Security Ownership of Certain Beneficial Owners and Management of FirstSun.” We have three additional Significant Stockholders under the Stockholders’ Agreement that each own less than 5% of the outstanding shares of FirstSun common stock.
Amendment No. 2 to Stockholder’ Agreement Related to the Merger
The Stockholders’ Agreement will remain in effect following the merger. Under the merger agreement, the Stockholders’ Agreement will be amended further, with such amendment to become effective upon the merger, to among other things, increase the size of the FirstSun board of directors from eight to ten members. In addition, JLL, Pioneer’s largest shareholder, will become a party to the agreement, will be designated as a Significant Stockholder and will have the right to designate one nominee, who will be a Class II director, to the FirstSun board of directors. FirstSun and Pioneer will also mutually agree to designate one nominee who currently serves on the Pioneer board of directors to the FirstSun board of directors, who will be a Class I director. Other than JLL, no other Pioneer shareholder will become a party to the Stockholders’ Agreement as a result of the merger.
The below description of the Stockholders’ Agreement is a description of the agreement, as amended by Amendment No. 1 to the Stockholders’ Agreement and, where applicable, describes the Stockholders’ Agreement as amended by Amendment No. 2 to the Stockholders’ Agreement.
Corporate Governance Provisions
Board Composition
The Stockholders’ Agreement currently provides that FirstSun will have an eight-member classified board of directors, divided into three classes, with each class consisting (as nearly as possible) of one-third of the total number of directors, with each director elected for a staggered three-year term. Under the Stockholders’ Agreement, the following stockholder groups are entitled to designate one nominee for election as a director as follows:
•Aquiline (whose current nominee is Paul A. Larkins);
•Lightyear (whose current nominee is Chris C. Casciato);
•SWBP (currently SWBP has elected not to exercise its right to nominate a director for election and, therefore, such director seat is vacant);
•the Dana Hale Nelson Trusts (whose current nominee is Neal E. Arnold);
•the Karen Hale Young Trusts (whose current nominee is Beverly O. Elving);
•the John J. Hale Trust (whose current nominee is David W. Levy).
•the Max Alan Hale Trusts (whose current nominee is Diane L. Merdian); and
•the Mollie Hale Carter Stockholder Group (whose current nominee is Mollie H. Carter).
Under the Stockholders’ Agreement, the Mollie Hale Carter Stockholder Group designee (currently Ms. Carter) will serve as Chairman of the FirstSun board of directors.
Following the merger, the Stockholders’ Agreement will be amended to increase the size of the board from eight to ten members. In addition, JLL will become a party to the agreement, will be designated as a Significant Stockholder and will have the right to designate one nominee, who will be a Class II director, to the FirstSun board of directors. FirstSun and Pioneer will also mutually agree to designate one nominee who currently serves on the Pioneer board of directors to the FirstSun board of directors, who will be a Class I director.
Under the Stockholders’ Agreement, if any stockholder (or group of stockholders) with a director designation right, each a “designating stockholder,” ceases to own at least 40% of the amount of FirstSun common stock owned at the closing of the SGB mergers, it will lose its designation right, and the director nominated under such designation right must resign from the board and the size of the board will be reduced accordingly; provided, that, if such designating stockholder increases its ownership of FirstSun common stock to an amount equal to or greater than 40% of the amount of FirstSun common stock owned at the closing of the SGB mergers within 90-days after losing such designation right, the designating stockholder’s designation right will be reinstated. In addition, if a Hale trust group loses a designation right and the other Hale trust group that had not held a designation right before that time still holds at least 40% of the amount of FirstSun common stock it owned at the closing of the SGB mergers, the other Hale trust group may succeed to the designation right. As such, when the Lisa K. Hale Trusts transferred its ownership below 40% in 2020, resulting in the loss of its designation right, such designation right was transferred to the John J. Hale Trust.
Similarly, following the merger, the Stockholders’ Agreement, as amended, will provide that JLL, as a designating stockholder, will lose its designation right if it ceases to own at least 40% of the amount of FirstSun common stock owned at the closing of the merger and the director nominated under such designation right must resign from the board and the size of the board will be reduced accordingly; provided, that, if such JLL increases its ownership of FirstSun common stock to an amount equal to or greater than 40% of the amount of FirstSun common stock owned at the closing of the mergers within 90-days after losing such designation right, the designating stockholder’s designation right will be reinstated.
If there is a vacancy on the FirstSun board as the result of a director’s death, disability, retirement, resignation, removal or otherwise, the applicable designating stockholder will have the exclusive right to designate another individual to fill such vacancy.
The Stockholders’ Agreement requires that the FirstSun board hold at least four regularly scheduled meetings each calendar year, which must occur approximately every 90-days.
Charter and Bylaw Provisions
The Stockholders’ Agreement requires that FirstSun’s governing documents, including its certificate of incorporation and bylaws, provide (a) for the elimination of the liability of each director to the maximum extent permitted by law and (b) indemnification of, and advancement of expenses for, each director for acts on behalf of FirstSun to the maximum extent permitted by law. In addition, for the Lightyear and Aquiline designees (and the JLL designee following the merger), FirstSun acknowledges that such directors may have indemnification rights provided by their respective designating stockholder, and FirstSun has agreed, among other things, that it is the indemnitor of first resort.
ERISA Matters
Each of Lightyear and Aquiline, as well as JLL following the merger, and their respective affiliates, each referred to as a “VCOC Investor” were (or will be) granted “venture capital operating company” rights that were not provided to the other stockholders, including the right to receive quarterly and annual financial statements, the right to visit and inspect the offices and properties of FirstSun, consultation rights with management of FirstSun and, in the event that the board designee for Lightyear, Aquiline or JLL (following the merger) no longer has a right to serve on the FirstSun board of directors, or if such designee is unable to attend a board meeting, non-voting board observer rights, each subject to their agreement to maintain the confidentiality of any non-public information provided to them and to comply with applicable securities laws. These rights will terminate when the VCOC Investor holds less than 1% of FirstSun common stock.
Bank Board
The Stockholders’ Agreement also provides that the board of directors of Sunflower Bank will be composed of ten directors, which will be increased in size to 13 directors upon completion of the merger.
Regulatory Compliance on Listing Event
The Stockholders’ Agreement contains an initial public offering preparedness provision that requires the board to be reconstituted in conjunction with the listing of FirstSun common stock on NASDAQ or the New York Stock Exchange to the extent regulatory standards so require (subject to a maximum of ten directors).
Share Transfer Provisions
General Transfer Restrictions and Exceptions
The Stockholders’ Agreement contains customary provisions for a private company restricting the transfer of shares, as discussed below. Notwithstanding the transfer restrictions, stockholders may transfer to “Permitted Transferees,” as defined in the agreement, which include family and affiliated entities and trusts, among other things. Any transfer to a Permitted Transferee requires that such transferee agrees to be bound by the terms of the Stockholders’ Agreement by executing a joinder to the agreement. JLL will execute a joinder to the Stockholders’ Agreement, which will become effective upon the merger, and will be designated as a Significant Stockholder.

Right of First Refusal
Prior to an initial underwritten public offering, if a stockholder wishes to sell all or any portion of its position in FirstSun to a third party, it must provide written notice of the terms of the offer to FirstSun, and FirstSun will provide notice to the other stockholders’ party to the agreement. Such other stockholders would then have the opportunity to participate in the purchase (pro rata in proportion to their ownership) of the selling stockholder’s shares. The right of first refusal does not apply to sales that do not exceed $250,000 in a one year period.
Tag-Along Rights
The Stockholders’ Agreement grants “tag-along rights” to stockholders party to the agreement that apply when any Significant Stockholders, which we refer to as a “Tag-Along Seller,” wishes to sell to any third party other than a Permitted Transferee, which we refer to as a “Tag-Along Sale.” These tag-along rights require the Tag-Along Seller to provide written notice of the terms of such Tag-Along Sale to FirstSun and each other stockholder party to the agreement and provide such other stockholders with the opportunity to join in the Tag-Along Sale (a “Tagging Person”). The right to participate in the Tag-Along Sale is pro-rated based on ownership, if the maximum amount of shares the purchaser is willing to purchase is less than the number of shares the Tag-Along Seller and each Tagging Person wishes to sell. The sale is first governed by the right of first refusal discussed above, if applicable.
The requirements related to a Tag-Along Sale do not apply to the following by a Tag-Along Seller (a) sales in an underwritten public offering in which a such seller participates under the registration rights agreement described below, (b) transfers to a Permitted Transferee, (c) a sale under Rule 144 of the Securities Act following an underwritten public offering, or (d) sales or transfers of less than 3% of FirstSun common stock over any 12-month period.
Amendment No. 2 to the Stockholders’ Agreement provides that these “tag-along rights” will terminate immediately prior to the consummation by FirstSun of an initial underwritten public offering.
Preemptive Rights
FirstSun has granted preemptive rights to Significant Stockholders to purchase any securities or subsidiary securities that FirstSun or any subsidiary may propose to issue, other than:
•an issuance to employees, officers, directors or consultants of FirstSun and its subsidiaries pursuant to employee benefit or other compensatory arrangements;
•to debt financing sources in connection with any bona fide, arm’s length restructuring of outstanding debt of FirstSun or its subsidiaries approved by the board;
•in connection with the exercise or conversion of outstanding securities or securities of a subsidiary or any interest payment, dividend or distribution in respect of outstanding securities or subsidiary securities;
•as consideration in connection with any bona fide, arm’s-length direct or indirect merger, acquisition or similar transaction;
•in the case of debt securities issued by FirstSun or any subsidiaries (that is not a security or a security of a subsidiary) pursuant to a bona fide underwritten public offering;
•pursuant to a written requirement to raise additional capital issued by the Federal Reserve or any other regulatory authority; or
•any sale by a CFS Pledgee of any CFS Pledged Shares (each as defined in the Stockholders’ Agreement).
The preemptive rights provisions in the Stockholders’ Agreement, like the right of first refusal and tag-along rights, contain an allocation methodology based on pro rata ownership. This provision automatically terminates immediately prior to FirstSun’s consummation of an initial underwritten public offering.
Miscellaneous Stockholders’ Agreement Provisions
Information Rights; Confidentiality
Under the Stockholders’ Agreement, FirstSun is required to furnish stockholders party to the agreement with quarterly and annual financial statements, and stockholders are generally required to maintain the confidentiality of non-public information provided to them by FirstSun. These information rights will terminate when FirstSun becomes subject to the reporting requirements under the Exchange Act.

U.S. Real Property Interests
FirstSun has agreed that, as and when requested by a Significant Stockholder, it will provide reasonable assistance in connection with determinations by such Significant Stockholder of whether FirstSun common stock held by such Significant Stockholder constitutes a United States real property interest under Section 897 of Code. FirstSun must also comply with the notice requirement to the IRS described in Treasury Regulation Section 1.897-2(h)(2), and maintain its status as an association taxable as a corporation for U.S. federal income tax purposes.
Amendment; Termination
The Stockholders’ Agreement may be amended or waived only by the written consent of FirstSun stockholders holding two-thirds of the outstanding shares of FirstSun common stock party to the agreement. All provisions of the Stockholders’ Agreement terminate upon the earlier of an initial underwritten public offering or Change of Control of FirstSun (as defined in the agreement); provided, however, that certain governance provisions will remain in effect following an initial underwritten public offering, including the director designation rights and VCOC rights of Lightyear, Aquiline and JLL (following the merger), which will be in effect until such designating stockholder loses such designation right or the earlier to occur of a Change of Control or the 25th anniversary of the dated of the agreement.
Registration Rights Agreement
Under the SGB merger agreement, on June 19, 2017, FirstSun entered into a Registration Rights Agreement with its stockholders, including the Significant Stockholders referenced above (which Significant Stockholders are referred to as “Significant Investors” in the Registration Rights Agreement). Under the Registration Rights Agreement, FirstSun is obligated to register the sale of shares of FirstSun common stock owned by the stockholders party to the agreement under certain circumstances, as described below.
The Registration Rights Agreement will remain in effect following the merger. Under the merger agreement, the Registration Rights Agreement will be amended, with such amendment to become effective as of the closing date of the merger, to among other things, add JLL, Pioneer’s largest shareholder, as a “Significant Investor” to the agreement. Other than JLL, no other Pioneer shareholder will become a party to the Registration Rights Agreement as a result of the merger.
Demand Rights
At any time beginning on or after June 19, 2019, each Significant Investor, subject to the limitations set forth in the Registration Rights Agreement, will have the right to require FirstSun by written notice to prepare and file a registration statement registering the offer and sale of a number of their shares of FirstSun common stock. Each Significant Investor has the right to up to five demand notices.
FirstSun will not be obligated to effect any demand registration unless (a) the aggregate number of shares joining in the demand is at least 20% of the total number of issued and outstanding shares of FirstSun common stock (if the demand is before an initial public offering of FirstSun), or 10% of the total number of issued and outstanding shares of FirstSun common stock (if the demand is after the initial public offering of FirstSun), and (b) either (i) the aggregate offering price of securities to be included in the registration, net of underwriting discounts and commissions, equals or exceeds $25.0 million, or (ii) the aggregate number of shares of FirstSun common stock to be included in the registration equals or exceeds 10% of the total number of issued and outstanding shares of FirstSun common stock. In addition, FirstSun will not be obligated to file a registration statement within a period of 180 days after the effective date of any other demand registration statement.
FirstSun will also be permitted to postpone filing a registration statement or facilitating an offering relating to a demand registration request if the registration process would, among other things, materially and adversely affect a pending or proposed material financing or material acquisition, merger, recapitalization, consolidation, reorganization or similar transaction.
Piggyback Rights
If FirstSun proposes to register an offering of FirstSun common stock (subject to certain exceptions) for its own account or for the account of any third party (including a demand registration), then it must give written notice to the holders under the Registration Rights Agreement and allow them to include their shares in that registration statement. There is no limitation on the number of such piggyback registrations that FirstSun is required to effect.

Conditions and Limitations
These registration rights are subject to certain conditions and limitations, including the right of the underwriters to limit the number of shares to be included in a registration and FirstSun’s right to delay an offering or registration statement or withdraw a registration statement under certain circumstances.
Expenses and Indemnification
FirstSun will generally pay all registration expenses in connection with its obligations under the Registration Rights Agreement, regardless of whether a registration statement becomes effective or the offering is consummated, including legal expenses of one counsel for the holders party to the agreement. However, the holders must pay all underwriting discounts and commissions in connection with sales by them of any of their shares of FirstSun common stock.
The Registration Rights Agreement also contains customary indemnification provisions pursuant to which FirstSun will be required to indemnify each holder and its affiliates against certain liabilities that may arise, including those under the Securities Act.
Related Party Transaction Policy
Transactions by us with related parties are subject to regulatory requirements and restrictions. These requirements and restrictions include Sections 23A and 23B of the Federal Reserve Act (which govern certain transactions by us with our affiliates) and the Federal Reserve’s Regulation O (which governs certain loans by us to our executive officers, directors and principal stockholders). We have also adopted policies to comply with these regulatory requirements and restrictions, including policies governing the approval of related party transactions. Under our policies, all transactions between us and our directors, officers and 5% stockholders are subject to the approval of a majority of the independent and disinterested outside directors and are conducted on terms no less favorable than could be obtained from unaffiliated third parties on an arm’s-length basis. In addition, we conduct an appropriate review of all related person transactions for potential conflicts of interest on an ongoing basis, and all such transactions must be approved by the Audit Committee (or another independent body of the board).
Director Independence
Our securities are not listed on a national securities exchange or any inter-dealer quotation system which has a requirement that a majority of directors be independent. Our board has undertaken a review of the independence of each director on the FirstSun board of directors under the standards for director independence set forth in the NASDAQ Marketplace Rules. Under these rules, our board has affirmatively determined that Mr. Casciato, Ms. Elving, Mr. Larkins, Mr. Levy and Ms. Merdian are “independent directors.”
In addition, the members of our audit committee, nominating and governance committee and compensation and succession committee are comprised solely of independent directors under the NASDAQ Marketplace Rules.
We have determined that Ms. Carter and Mr. Arnold do not qualify as independent directors because each is an executive officer of both FirstSun and Sunflower Bank.

Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm for the years ended December 31, 2021 and 2020 was Crowe LLP.
The following table shows the fees that we paid for services performed in the years ended December 31, 2021 and 2020 to Crowe LLP:

(in thousands)
Type of Fees	2021	2020

Audit fees	$592	$405
Audit-related fees	349	—
Tax fees	—	—
All other fees	6	6
Total fees	$947	$411
Audit Fees. Audit fees consist primarily of fees for the integrated audit of our consolidated financial statements, review of the Company’s quarterly reports on Form 10-Q and annual report on Form 10-K. Audit fees are those billed or expected to be billed for audit services related to each fiscal year.
Audit Related Fees. This category includes the aggregate fees billed for non-audit services, exclusive of the fees disclosed relating to audit fees. These services principally include the procedures performed for various filings with the SEC and due diligence services related to acquisition activity.
All Other Fees. This category consists of services not applicable to the first two categories for agreed-upon procedures.
Pre-Approval Policy. The Audit Committee has a policy to pre-approve all audit and non-audit and tax services performed by our independent registered public accounting firm. All services provided by the independent registered public accounting firm are either within general pre-approved limits or specifically approved by the Audit Committee. The Pre-Approval Policy requires the Audit Committee to be informed of the services provided under the pre-approval guidelines at the next regularly scheduled Audit Committee meeting. All services provided by Crowe LLP, and all fees related thereto, were approved pursuant to the pre-approval policy.

Part IV
Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Description
2.1
Agreement and Plan of Merger by and between FirstSun Capital Bancorp, West Suburban Bancshares, Inc. and FSCB Merger Subsidiary, Inc. dated as of May 11, 2021, as amended (incorporated by reference to Annex A of the Company’s Registration Statement on Form S-4 (File No. 333-258176) filed on July 26, 2021).*

3.1
Amended and Restated Certificate of Incorporation of FirstSun Capital Bancorp, as amended (incorporated by reference to Exhibit 3.1 to the proxy statement/prospectus contained in the Registration Statement on Form S-4 (File No. 333-258176) filed with the SEC on July 26, 2021).

3.2
Certificate of Amendment dated November 3, 2021 to the Amended and Restated Certificate of Incorporation of FirstSun (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q for the Quarter Ended September 30, 2021).

3.3	Bylaws of FirstSun Capital Bancorp as amended and restated through October 29, 2021 (incorporated by reference to Exhibit 3.3 of the Company’s Form 10-Q for the Quarter Ended September 30, 2021).

4.1
Form of common stock certificate of FirstSun Capital Bancorp (incorporated by reference to Exhibit 4.1 to the proxy statement/prospectus contained in the Registration Statement on Form S-4 (File No. 333-258176) filed with the SEC on July 26, 2021).

4.2
FirstSun Capital Bancorp is a party to long-term debt instruments with respect to subordinated notes and convertible debt under which the total amount of securities authorized does not exceed 10% of the total assets of FirstSun Capital Bancorp and its subsidiaries on a consolidated basis. Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, FirstSun Capital Bancorp agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

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

4.5
Form of Amendment No. 2 to the Stockholders’ Agreement by and among FirstSun and the parties signatories thereto (incorporated by reference to Exhibit B to Annex A of the Company’s Registration Statement on Form S-4 (File No. 333-258176) filed on July 26, 2021).

4.6
Form of Registration Rights Agreement dated as of June 19, 2017 by and among FirstSun and the parties signatories thereto (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-4 (File No. 333-258176) filed on July 26, 2021).*

4.7
Form of Amendment No. 1 to Registration Rights Agreement by and among FirstSun and the parties signatories thereto (incorporated by reference to Exhibit C to Annex A of the Company’s Registration Statement on Form S-4 (File No. 333-258176) filed on July 26, 2021).

10.1
Amended and Restated Employment Agreement dated as of May 13, 2020 by and among Mollie Hale Carter, FirstSun Capital Bancorp and Sunflower Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-4 (File No. 333-258176) filed on July 26, 2021).^

10.2
Employment Agreement dated as of January 16, 2018 by and between Neal E. Arnold and FirstSun Capital Bancorp (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-4 (File No. 333-258176) filed on July 26, 2021).^

10.3
2019 Amendment to Employment Agreement dated as of February 21, 2019 by and among Neal E. Arnold and FirstSun Capital Bancorp (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-4 (File No. 333-258176) filed on July 26, 2021).^

10.4
Amended and Restated Employment Agreement dated as of June 19, 2017 by and among Robert A. Cafera, Jr., FirstSun Capital Bancorp and Sunflower Bank, N.A. (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-4 (File No. 333-258176) filed on July 26, 2021).^

10.5
2019 Amendment to Amended and Restated Employment Agreement dated as of February 21, 2019 by and among Robert A. Cafera, Jr., FirstSun Capital Bancorp and Sunflower Bank, N.A. (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-4 (File No. 333-258176) filed on July 26, 2021).^

10.6	FirstSun Capital Bancorp 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-4 (File No. 333-258176) filed on July 26, 2021).^

10.7	Form of FirstSun Capital Bancorp Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-4 (File No. 333-258176) filed on July 26, 2021).^

10.8	FirstSun Capital Bancorp 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-4 (File No. 333-258176) filed on July 26, 2021).^

10.9
Form of FirstSun Capital Bancorp 2020 Long-Term Incentive Plan Award Agreement (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-4 (File No. 333-258176) filed on July 26, 2021).^

10.10
FirstSun Capital Bancorp Deferred Compensation Plan Amended as of January 1, 2019 (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-4 (File No. 333-258176) filed on July 26, 2021).^

10.11	FirstSun Capital Bancorp 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the Quarter Ended September 30, 2021).^

10.12	FirstSun Capital Bancorp 2021 Long-Term Incentive Plan^†

10.13	Form of FirstSun Capital Bancorp 2021 Long-Term Incentive Plan Award Agreement^

Exhibit No.	Description
10.14	FirstSun Capital Bancorp Long-Term Incentive Plan, effective April 1, 2022.^

10.15	Form of FirstSun Capital Bancorp Long-Term Incentive Plan Award Agreement.^

10.16	Agreement and General Release dated March 24, 2022 between Mollie Hale Carter and FirstSun Capital Bancorp.^

10.17	Amended and Restated Employment Agreement dated as of March 24, 2022 by and among Neal E. Arnold, FirstSun Capital Bancorp and Sunflower Bank, N.A.^

10.18	2022 Amendment to Amended and Restated Employment Agreement dated as of March 24, 2022 by and among Robert A. Cafera, Jr., FirstSun Capital Bancorp and Sunflower Bank, N.A.^

14.1	Code of Ethics

21.1	Subsidiaries of FirstSun Capital Bancorp.

23.1	Consent of Crowe LLP.

24.1	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020; (ii) Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019; (iii) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2021, 2020 and 2019; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

104	The cover page from the Company’s Annual Report on Form 10-K Report for the year ended December 31, 2021, formatted in inline XBRL and contained in Exhibit 101.
*Annexes, schedules, and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. FirstSun agrees to furnish supplementally a copy of any omitted attachment to the Securities and Exchange Commission on a confidential basis upon request.
^     Management contract or compensatory plan or arrangement.
†    Confidential portions of this Exhibit were redacted pursuant to Item 601(b)(10) of Regulation S-K. FirstSun agrees to furnish supplementally a copy of any redacted information to the Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary
Not Applicable.

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act
No annual report or proxy material has been sent to our stockholders as of the date of this Annual Report on Form 10-K (this “Annual Report”). A copy of this Annual Report and proxy material will be sent to our stockholders subsequent to the filing of this Annual Report, copies of which will be furnished to the SEC on or about the time such materials are sent to our stockholders.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTSUN CAPITAL BANCORP
(Registrant)
/s/ Mollie H. Carter
Date:	March 25, 2022
Mollie H. Carter
Chairman, President and Chief Executive Officer
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mollie H. Carter and Neal E. Arnold, his or her true and lawful attorney‑in‑fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney‑in‑fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney‑in‑fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Cafera, Jr.	Executive Vice President and Chief Financial Officer	March 25, 2022
Robert A. Cafera, Jr.	(Principal Financial Officer)

/s/ Joel Murray	Senior Vice President and Chief Accounting Officer	March 25, 2022
Joel Murray	(Principal Accounting Officer)

/s/ Neal E. Arnold	Director and Chief Executive Officer and President	March 25, 2022
Neal E. Arnold	of Sunflower Bank

/s/ Christopher C. Casciato	Director	March 25, 2022
Christopher C. Casciato

/s/ Beverly O. Elving	Director	March 25, 2022
Beverly O. Elving

/s/ Paul A. Larkins	Director	March 25, 2022
Paul A. Larkins

/s/ David W. Levy	Director	March 25, 2022
David W. Levy

/s/ Diane L. Merdian	Director	March 25, 2022
Diane L. Merdian