Form 10-Q
period 2022-03-31
FIRSTSUN CAPITAL BANCORP
filed 2022-05-12
CIK 1709442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 11, 2022, there were approximately 24,817,473 shares of the registrant’s common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical or current fact nor are they assurances of future performance and generally can be identified by the use of forward-looking terminology, such as “believe,” “expect,” “anticipate,” “intend,” “target,” “estimate,” “continue,” “positions,” “plan,” “predict,” “project,” “forecast,” “guidance,” “goal,” “objective,” “prospects,” “possible” or “potential,” by future conditional verbs such as “assume,” “will,” “would,” “should,” “could” or “may,” or by variations of such words or by similar expressions. These forward-looking statements include, but are not limited to, statements related to our merger with Pioneer Bancshares, Inc. (“Pioneer”) that was closed on April 1, 2022, statements about the impact of COVID-19 on our operations, our belief that sources of available liquidity are adequate to meet our current and expected liquidity needs, our plans to meet future cash needs through the generation of deposits, our expectations that many of our unfunded commitments will expire without being drawn, and statements regarding our business plan and strategies. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time, are difficult to predict and are generally beyond our control.
There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•the possibility that the anticipated benefits of the merger, including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy, competitive factors in the areas where we do business or as a result of other unexpected factors or events;
•the impact of purchase accounting with respect to the merger, or any change in the assumptions used regarding the assets purchased and liabilities assumed to determine their fair value;
•diversion of management’s attention from ongoing business operations and opportunities due to the merger;
•potential adverse reactions or changes to business or employee relationships, including those resulting from the completion of the merger;
•the integration of the business and operations of Pioneer, which may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results relating to Pioneer’s existing business;
•challenges retaining or hiring key personnel;
•the outcome of pending or threatened litigation or of matters before regulatory agencies, whether currently existing or commencing in the future;
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
•the continuing impact of COVID-19 and its variants on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy, and the resulting effect of these items on each party’s operations, liquidity and capital position, and on the financial condition of each party’s borrowers and other customers;
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
•the potential impact of consummation of the merger on relationships with third parties, including customers, vendors, employees and competitors;

•failure to attract new customers and retain existing customers in the manner anticipated;
•any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan or other systems;
•the adverse effects of events beyond each party’s control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics (including COVID-19), war or terrorist activities (including the war in Ukraine), essential utility outages, deterioration in the global economy, instability in the credit markets, disruptions in each party’s customers’ supply chains or disruption in transportation;
•other actions of the Federal Reserve and legislative and regulatory actions and reforms;
•other risks and uncertainties disclosed in documents filed or furnished by us with or to the SEC, any of which could cause actual results to differ materially from future results expressed, implied or otherwise anticipated by such forward-looking statements.
We caution readers that the foregoing list of factors is not exclusive, is not necessarily in order of importance and readers should not place undue reliance on any forward-looking statements. You should also consider the risks, assumptions and uncertainties set forth under “Item 1.A. Risk Factors,” of our Annual Report on Form 10-K filed with the SEC on March 25, 2022. Further, any forward-looking statement speaks only as of the date on which it is made and we do not intend to and disclaim any obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, unless required to do so under the federal securities laws.

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Balance Sheets
As of

	(Unaudited)
(In thousands, except par and share amounts)	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$487,689	$668,462
Securities available-for-sale	556,723	572,501
Securities held-to-maturity, fair value of $16,694 and $18,599, respectively	16,799	18,007
Loans held-for-sale, at fair value	57,700	103,939
Loans, net of allowance for loan losses of $50,509 and $47,547, respectively	4,264,522	3,989,576
Mortgage servicing rights, at fair value	60,481	47,392
Premises and equipment, net	52,198	53,147
Other real estate owned and foreclosed assets, net	5,162	5,487
Bank-owned life insurance	55,167	54,858
Restricted equity securities	15,874	16,239
Goodwill	33,050	33,050
Core deposits and other intangible assets, net	7,923	8,250
Accrued interest receivable	15,279	14,761
Deferred tax assets, net	28,317	23,030
Prepaid expenses and other assets	76,864	58,115
Total assets	$5,733,748	$5,666,814

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing accounts	$1,662,980	$1,566,113
Interest-bearing accounts	3,283,502	3,288,835
Total deposits	4,946,482	4,854,948
Securities sold under agreements to repurchase	69,627	92,093
Federal Home Loan Bank advances	40,000	40,000
Convertible notes payable, net	13,219	19,442
Subordinated debt, net	74,580	50,016
Accrued interest payable	2,683	2,369
Accrued expenses and other liabilities	71,616	83,908
Total liabilities	5,218,207	5,142,776

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued or outstanding, respectively	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 19,903,342 shares issued; 18,346,288 shares outstanding, respectively	2	2
Additional paid-in capital	262,071	261,905
Treasury stock, 1,557,054 shares, respectively	(38,148)	(38,148)
Retained earnings	306,284	298,615
Accumulated other comprehensive (loss) income, net	(14,668)	1,664
Total stockholders’ equity	515,541	524,038
Total liabilities and stockholders’ equity	$5,733,748	$5,666,814
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Income and Comprehensive (Loss) Income
For the three months ended March 31,
(Unaudited)

(In thousands, except per share amounts)	2022	2021
Interest income:
Interest and fee income on loans:
Taxable	$36,891	$33,523
Tax exempt	4,967	6,736
Interest and dividend income on securities:
Taxable	2,271	1,812
Tax exempt	4	3
Other interest income	528	372
Total interest income	44,661	42,446
Interest expense:
Interest expense on deposits	1,574	2,404
Interest expense on securities sold under agreements to repurchase	8	18
Interest expense on other borrowed funds	1,794	1,607
Total interest expense	3,376	4,029
Net interest income	41,285	38,417
Provision (benefit) for loan losses	3,700	(350)
Net interest income after provision (benefit) for loan losses	37,585	38,767
Noninterest income:
Service charges on deposit accounts	3,925	2,543
Credit and debit card fees	2,415	2,124
Trust and investment advisory fees	1,947	1,905
Income from mortgage banking services, net	14,561	25,057
Gain on other real estate owned and foreclosed assets activity, net	20	—
Other noninterest income	825	2,252
Total noninterest income	23,693	33,881
Noninterest expense:
Salary and employee benefits	34,225	38,619
Occupancy and equipment	6,833	6,697
Amortization of intangible assets	327	354
Merger related expenses	303	—
Other noninterest expenses	10,779	9,510
Total noninterest expense	52,467	55,180
Income before income taxes	8,811	17,468
Provision for income taxes	1,142	3,130
Net income	$7,669	$14,338
Other comprehensive (loss) income:
Reclassification adjustment for net gain on sales of available-for-sale securities	—	—
Change in unrealized (loss) gain on available-for-sale securities	(21,618)	(3,762)
Income tax effect on other comprehensive income	5,286	921
Comprehensive (loss) income	$(8,663)	$11,497

Earnings per share:
Net income available to common stockholders	$7,669	$14,338
Basic	$0.42	$0.78
Diluted	$0.41	$0.76
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the three months ended March 31,
(Unaudited)

(in thousands, except share amounts)	Issued shares of common stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive (loss) income	Total stockholders’ equity

2022
Balance, beginning of period	19,903,342	$2	$261,905	$(38,148)	$298,615	$1,664	$524,038
Share-based compensation, net of forfeitures	—	—	166	—	—	—	166
Net income	—	—	—	—	7,669	—	7,669
Other comprehensive loss	—	—	—	—	—	(16,332)	(16,332)
Balance, end of period	19,903,342	$2	$262,071	$(38,148)	$306,284	$(14,668)	$515,541

2021
Balance, beginning of period	19,878,713	$2	$259,363	$(38,148)	$255,451	$9,119	$485,787
Share-based compensation, net of forfeitures	—	—	577	—	—	—	577
Net income	—	—	—	—	14,338	—	14,338
Other comprehensive loss	—	—	—	—	—	(2,841)	(2,841)
Balance, end of period	19,878,713	$2	$259,940	$(38,148)	$269,789	$6,278	$497,861
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Cash Flows
For the three months ended March 31,
(Unaudited)

(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$7,669	$14,338
Adjustments to reconcile income to net cash provided by operating activities:
Provision (benefit) for loan losses	3,700	(350)
Depreciation	1,414	1,589
Amortization of net discount on securities	685	930
Net accretion of discount on acquired loans	(192)	(558)
Net change in deferred loan origination fees and costs	(316)	455
Amortization of core deposits and other intangible assets	327	354
Amortization of software implementation costs	229	295
Accretion of fair value premium on acquired deposits	—	(21)
Amortization of fair value discount on subordinated debt	64	65
Amortization of issuance costs on subordinated debt	34	23
Amortization of fair value discount on convertible notes payable	526	187
Increase in cash surrender value of bank-owned life insurance	(309)	(313)
Impairment of other real estate owned and foreclosed assets	8	—
Federal Home Loan Bank stock dividends	(77)	(120)
Share-based compensation expense	166	577
Increase in fair value of mortgage servicing rights	(8,565)	(3,093)
Net loss on disposal of premises and equipment	82	11
Net gain on other real estate owned and foreclosed assets activity	(20)	—
Net gain on sales of loans held-for-sale	(6,344)	(22,748)
Origination of loans held-for-sale	(326,447)	(638,222)
Proceeds from sales of loans held-for-sale	374,505	694,757
Changes in operating assets and liabilities:
Accrued interest receivable	(518)	480
Prepaid expenses and other assets	(19,478)	(6,304)
Accrued interest payable	314	228
Accrued expenses and other liabilities	(12,292)	(17,441)
Net cash provided by operating activities	$15,165	$25,119
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Cash Flows (continued)
For the three months ended March 31,
(Unaudited)

(In thousands)	2022	2021
Cash flows from operating activities: (previous page)	$15,165	$25,119

Cash flows from investing activities:
Proceeds from maturities of held-to-maturity securities	1,159	7,496
Purchases of available-for-sale securities	(31,959)	(46,717)
Proceeds from sale or maturities of available-for-sale securities	25,483	34,662
Loan originations, net of repayments	(278,429)	169,502
Purchases of premises and equipment	(548)	(145)
Proceeds from the sale of premises and equipment	2	—
Proceeds from sales of other real estate owned and foreclosed assets	628	—
Purchases of restricted equity securities	(30)	(16)
Proceeds from the sale or redemption of restricted equity securities	472	3,057
Proceeds from the sale or redemption of other investments	500	500
Net cash (used in) provided by investing activities	(282,722)	168,339

Cash flows from financing activities:
Net change in deposits	91,534	324,619
Net change in securities sold under agreements to repurchase	(22,466)	35,871
Repayments of Federal Home Loan Bank advances	—	(30,411)
Repayment of convertible notes payable	(6,750)	—
Proceeds from Subordinated debt	24,466	—
Net cash provided by financing activities	86,784	330,079
Net (decrease) increase in cash and cash equivalents	(180,773)	523,537
Cash and cash equivalents, beginning of period	668,462	201,978
Cash and cash equivalents, end of period	$487,689	$725,515

Supplemental disclosures of cash flow information:
Interest paid on deposits	$1,623	$2,464
Interest paid on borrowed funds	$1,919	$1,756
Cash paid for income taxes, net	$5,473	$4,863
Non-cash investing and financing activities:
Net change in unrealized loss on available-for-sale securities	$(21,618)	$(3,762)
Loan charge-offs	$1,029	$263
Loans transferred to other real estate owned and foreclosed assets	$291	$—
Mortgage servicing rights resulting from sale or securitization of mortgage loans	$4,524	$7,105
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
($ in thousands, except share and per share amounts)
NOTE 1 - Organization and Basis of Presentation
Nature of Operations - The consolidated financial statements include the accounts of FirstSun Capital Bancorp (“FirstSun” or “Parent Company” and its wholly-owned subsidiaries, Sunflower Bank, N.A. (the “Bank”) and Logia Portfolio Management, LLC, and have been prepared using U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. These entities are collectively referred to as “our”, “us”, “we”, or “the Company”.
These consolidated financial statements in this Quarterly Report on Form 10-Q do not include all of the information and footnotes required by U.S. GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”). These interim financial statements are unaudited, and include, in our opinion, all adjustments necessary for a fair statement of the results for the periods indicated, which are not necessarily indicative of results which may be expected for the full year. These unaudited consolidated financial statements and notes should be read in conjunction with FirstSun’s audited consolidated financial statements and footnotes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the SEC on March 25, 2022 (the “2021 Form 10-K”). Certain prior period amounts have been reclassified to conform to the current period presentation. Reclassifications had no effect on our net income or stockholders’ equity.
Business Combination - On April 1, 2022, FirstSun completed its previously announced merger with Pioneer Bancshares, Inc. (“Pioneer”). Under the Merger Agreement, a wholly-owned subsidiary of FirstSun, FSCB Merger Subsidiary, Inc., merged with and into Pioneer, with Pioneer continuing as the surviving entity and becoming a wholly-owned subsidiary of FirstSun (the “merger”). Immediately after the effective time of the merger (the “Effective Time”), Pioneer was merged with and into FirstSun, with FirstSun continuing as the surviving entity (the “second step merger”). Immediately following the completion of the second step merger, Pioneer’s wholly-owned subsidiary, Pioneer Bank, SSB, a Texas state savings bank, was merged with and into the Bank, with the Bank continuing as the surviving bank. Pursuant to the terms of the Merger Agreement, at the Effective Time, each Pioneer shareholder has the right to receive 1.0443 shares of FirstSun common stock, for each share of Pioneer common stock owned by the shareholder, with cash to be paid in lieu of fractional shares. Each outstanding share of FirstSun common stock remained outstanding and was unaffected by the merger. Further information is presented in Note 2 - Merger with Pioneer Bancshares, Inc.
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
We generally sell loans to investors without recourse; therefore, the investors have assumed the risk of loss or default by the borrower. However, we are usually required by these investors to make certain standard representations and warranties relating to credit information, loan documentation, and collateral. To the extent that we do not comply with such representations, or there are early payment defaults, we may be required to repurchase the loans or indemnify these investors for any losses from borrower defaults. In addition, if loans pay off within a specified time frame, we may be required to refund a portion of the sales proceeds to the investors. We established reserves for potential losses related to these representations and warranties which is recorded within accrued expenses and other liabilities. In assessing the adequacy of the reserve, we evaluate various factors including actual write-offs during the period, historical loss experience, known delinquent and other problem loans, and economic trends and conditions in the industry. Further information is presented in Note 16 - Commitments and Contingencies.
Adoption of New Accounting Standards - As an “emerging growth company” under Section 107 of the JOBS Act, we can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, we can delay the adoption of certain accounting standards until those standards would otherwise apply to non-public business entities. We intend to take advantage of the benefits of this extended transition period for an “emerging growth company” for as long as it is available to us. For standards that we have delayed adoption, we may lack comparability to other companies who have adopted such standards. Other than the adoption of ASU 2016-02, Leases (Topic 842), there have been no material developments with respect to newly issued standards from those disclosed in our 2021 Form 10-K. We have deferred adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326).
NOTE 2 - Merger with Pioneer Bancshares, Inc.
As described under the title “Business Combination” in Note 1 - Organization and Basis of Presentation, on April 1, 2022 we completed our merger with Pioneer. In connection with the merger, we issued approximately 6.5 million shares of FirstSun common stock to shareholders of Pioneer. The shares’ value will be based on a third party valuation of FirstSun stock in accordance with ASC Topic 820, Fair Value Measurements. Additionally, we paid or expect to pay certain Pioneer shareholders cash amounting to approximately $2.6 million to redeem their shares. Therefore, the total consideration paid in the merger with Pioneer will be the value of our stock issued and total cash paid.
We will account for the Pioneer merger under the acquisition method in accordance with ASC Topic 805, Business Combinations. Accordingly, the purchase price will be allocated to the fair value of the assets acquired, including identifiable intangible assets, and the liabilities assumed as of the date of merger. Goodwill resulting from the difference between the fair value of the assets acquired and the fair value of the liabilities assumed is not amortizable for book or tax purposes. This goodwill will result from the combination of expected operational synergies and our increase in market share in Texas. Although the merger is nontaxable, the merger will give rise to certain temporary differences for which deferred taxes will be recognized.

NOTE 3 - Securities
The amortized cost, gross unrealized gains and losses, and fair values of available-for-sale and held-to-maturity debt securities by type follows as of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2022
Available-for-sale:
U.S. treasury	$53,091	$—	$(2,669)	$50,422
U.S. agency	4,965	—	(89)	4,876
Obligations of states and political subdivisions	3,976	—	(730)	3,246
Mortgage backed - residential	134,962	237	(6,131)	129,068
Collateralized mortgage obligations	232,306	573	(6,565)	226,314
Mortgage backed - commercial	146,839	270	(4,312)	142,797
Total available-for-sale	$576,139	$1,080	$(20,496)	$556,723
Held-to-maturity:
Obligations of states and political subdivisions	$712	$—	$(12)	$700
Mortgage backed - residential	10,217	22	(92)	10,147
Collateralized mortgage obligations	5,870	7	(30)	5,847
Total held-to-maturity	$16,799	$29	$(134)	$16,694
December 31, 2021
Available-for-sale:
U.S. treasury	$35,400	$—	$(215)	$35,185
U.S. agency	6,019	—	(100)	5,919
Obligations of states and political subdivisions	3,979	—	(190)	3,789
Mortgage backed - residential	138,297	2,018	(1,638)	138,677
Collateralized mortgage obligations	236,282	1,441	(1,939)	235,784
Mortgage backed - commercial	150,322	3,424	(599)	153,147
Total available-for-sale	$570,299	$6,883	$(4,681)	$572,501
Held-to-maturity:
Obligations of states and political subdivisions	$716	$25	$—	$741
Mortgage backed - residential	10,750	390	—	11,140
Collateralized mortgage obligations	6,541	177	—	6,718
Total held-to-maturity	$18,007	$592	$—	$18,599
As of March 31, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Certain debt securities that have gross unrealized losses and have been in a continuous unrealized loss position for more than one year follows as of:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Number of Securities
March 31, 2022
Available-for-sale:
U.S. treasury	$50,422	$(2,669)	$—	$—	$50,422	$(2,669)	9
U.S. agency	—	—	4,876	(89)	4,876	(89)	7
Obligations of states and political subdivisions	3,246	(730)	—	—	3,246	(730)	3
Mortgage backed - residential	76,667	(2,865)	33,955	(3,266)	110,622	(6,131)	56
Collateralized mortgage obligations	138,748	(6,565)	65	—	138,813	(6,565)	43
Mortgage backed - commercial	87,523	(4,298)	24,175	(14)	111,698	(4,312)	16
Total available-for-sale	$356,606	$(17,127)	$63,071	$(3,369)	$419,677	$(20,496)	134
Held-to-maturity:
Obligations of states and political subdivisions	$700	$(12)	$—	$—	$700	$(12)	1
Mortgage backed - residential	6,946	(92)	—	—	6,946	(92)	6
Collateralized mortgage obligations	4,911	(30)	—	—	4,911	(30)	4
Total held-to-maturity	$12,557	$(134)	$—	$—	$12,557	$(134)	11

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Number of Securities
December 31, 2021
Available-for-sale:
U.S. treasury	$35,185	$(215)	$—	$—	$35,185	$(215)	4
U.S. agency	—	—	5,919	(100)	5,919	(100)	7
Obligations of states and political subdivisions	3,232	(190)	—	—	3,232	(190)	2
Mortgage backed - residential	51,616	(530)	25,246	(1,108)	76,862	(1,638)	17
Collateralized mortgage obligations	115,877	(1,938)	193	(1)	116,070	(1,939)	16
Mortgage backed - commercial	32,872	(581)	24,170	(18)	57,042	(599)	5
Total available-for-sale	$238,782	$(3,454)	$55,528	$(1,227)	$294,310	$(4,681)	51
There were no held-to-maturity securities in an unrealized loss position as of December 31, 2021.
Estimated fair value is less than amortized cost primarily because of general economic conditions unrelated to the specific issuer. At March 31, 2022 and December 31, 2021, management does not believe these securities are other than temporarily impaired for the following reasons: there was no significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the issuer; there was no significant adverse change in the regulatory, economic, or technological environment of the issuer; and there was no significant adverse change in the general market condition of either the geographic area or the industry in which the issuer operates. Management has the ability and intends to hold these securities and it is likely that management will not be required to sell the securities prior to maturity or until such time as the full amount of investment principal will be returned.
The amortized cost and fair value of our debt securities by contractual maturity as of March 31, 2022 are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or earlier redemptions that may occur.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due within 1 year	$48	$48
Due after 1 year through 5 years	34,156	33,834
Due after 5 years through 10 years	163,964	157,694
Due after 10 years	377,971	365,147
Total available-for-sale	$576,139	$556,723
Held-to-maturity:
Due after 1 year through 5 years	$1,122	$1,113
Due after 5 years through 10 years	187	200
Due after 10 years	15,490	15,381
Total held-to-maturity	$16,799	$16,694
Securities with a carrying value of $486,411 and $465,665 were pledged to secure public deposits, securities sold under agreements to repurchase and borrowed funds at March 31, 2022 and December 31, 2021, respectively.
There were no proceeds from sales and calls of securities for the three months ended March 31, 2022 and 2021.
NOTE 4 - Loans
Loans held-for-investment consist of the following as of:

	March 31, 2022	December 31, 2021
Commercial	$2,521,836	$2,414,787
Commercial real estate	1,217,088	1,176,973
Residential real estate	567,349	437,116
Consumer	17,778	17,766
Total loans	4,324,051	4,046,642
Deferred costs, fees, premiums, and discounts	(9,020)	(9,519)
Allowance for loan losses	(50,509)	(47,547)
Total loans, net	$4,264,522	$3,989,576
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. A provision in the CARES Act created the Paycheck Protection Program (PPP), a program administered by the Small Business Administration (“SBA”) to provide loans to small business during the COVID-19 pandemic. As of March 31, 2022 and December 31, 2021, we had $38,885 and $68,401 of PPP loans outstanding and deferred processing fees outstanding of $900 and $1,652, respectively. PPP loans are classified as Commercial loans in the consolidated financial statements. No allowance for loan losses has been recognized for PPP loans as such loans are guaranteed by the SBA.

The following table presents the activity in the allowance for loan losses by portfolio type for the three months ended March 31,:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
2022
Allowance for loan losses:
Balance, beginning of period	$33,277	$12,899	$1,136	$235	$47,547
Provision for loan losses	2,261	1,324	108	7	3,700
Loans charged off	(1,003)	—	—	(26)	(1,029)
Recoveries	177	—	98	16	291
Balance, end of period	$34,712	$14,223	$1,342	$232	$50,509
2021
Allowance for loan losses:
Balance, beginning of period	$32,009	$13,863	$1,606	$288	$47,766
Provision (benefit) for loan losses	113	(505)	(35)	77	(350)
Loans charged off	(208)	—	(2)	(53)	(263)
Recoveries	36	9	4	12	61
Balance, end of period	$31,950	$13,367	$1,573	$324	$47,214
We determine the allowance for loan losses estimate on at least a quarterly basis.

The following table presents the balance in the allowance for loan losses and the recorded investment by portfolio type based on impairment method as of:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
March 31, 2022
Loans:
Individually evaluated for impairment	$15,198	$4,737	$11,111	$—	$31,046
Collectively evaluated for impairment	2,506,638	1,212,351	556,238	17,778	4,293,005
Total loans	$2,521,836	$1,217,088	$567,349	$17,778	$4,324,051
Allowance for loan losses:
Individually evaluated for impairment	$1,361	$12	$8	$—	$1,381
Collectively evaluated for impairment	33,351	14,211	1,334	232	49,128
Total allowance for loan losses	$34,712	$14,223	$1,342	$232	$50,509
December 31, 2021
Loans:
Individually evaluated for impairment	$17,460	$4,781	$11,479	$2	$33,722
Collectively evaluated for impairment	2,397,327	1,172,192	425,637	17,764	4,012,920
Total loans	$2,414,787	$1,176,973	$437,116	$17,766	$4,046,642
Allowance for loan losses:
Individually evaluated for impairment	$2,517	$12	$39	$—	$2,568
Collectively evaluated for impairment	30,760	12,887	1,097	235	44,979
Total allowance for loan losses	$33,277	$12,899	$1,136	$235	$47,547

The following table presents information related to impaired loans by class of loans as of:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment
March 31, 2022
With no related allowance recorded:
Commercial	$14,229	$13,389	$—	$9,761
Commercial real estate	4,777	4,665	—	3,123
Residential real estate	10,480	10,581	—	7,099
Total loans with no related allowance recorded	29,486	28,635	—	19,983
With an allowance recorded:
Commercial	1,880	1,809	1,361	1,220
Commercial real estate	123	72	12	49
Residential real estate	517	530	8	354
Total loans an allowance recorded	2,520	2,411	1,381	1,623
Total impaired loans	$32,006	$31,046	$1,381	$21,606
December 31, 2021
With no related allowance recorded:
Commercial	$14,619	$13,982	$—	$10,637
Commercial real estate	4,795	4,706	—	3,943
Residential real estate	10,754	10,808	—	7,223
Consumer	3	2	—	3
Total loans with no related allowance recorded	30,171	29,498	—	21,806
With an allowance recorded:
Commercial	3,666	3,478	2,517	2,375
Commercial real estate	124	75	12	57
Residential real estate	665	671	39	462
Total loans an allowance recorded	4,455	4,224	2,568	2,894
Total impaired loans	$34,626	$33,722	$2,568	$24,700
Interest income recorded on impaired loans was not material for the three months ended March 31, 2022 and 2021.
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
Doubtful - loans are considered “classified” and have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. There were no loans categorized as doubtful as of March 31, 2022 and December 31, 2021.
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

The following table presents the credit risk profile of our loan portfolio based on our rating categories as of:

	Non-Classified	Classified	Total
March 31, 2022
Commercial	$2,493,351	$28,485	$2,521,836
Commercial real estate	1,185,823	31,265	1,217,088
Residential real estate	561,506	5,843	567,349
Consumer	17,778	—	17,778
Total loans	$4,258,458	$65,593	$4,324,051
December 31, 2021
Commercial	$2,384,275	$30,512	$2,414,787
Commercial real estate	1,146,673	30,300	1,176,973
Residential real estate	431,033	6,083	437,116
Consumer	17,762	4	17,766
Total loans	$3,979,743	$66,899	$4,046,642
The following table presents our loan portfolio aging analysis as of:

	Loans Not Past Due	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans Greater than 90 Days Past Due, Still Accruing	Nonaccrual	Total
March 31, 2022
Commercial	$2,499,680	$3,716	$3,623	$—	$14,817	$2,521,836
Commercial real estate	1,211,753	599	—	—	4,736	1,217,088
Residential real estate	551,840	9,697	—	—	5,812	567,349
Consumer	17,772	6	—	—	—	17,778
Total loans	$4,281,045	$14,018	$3,623	$—	$25,365	$4,324,051
December 31, 2021
Commercial	$2,392,205	$5,467	$623	$—	$16,492	$2,414,787
Commercial real estate	1,160,244	10,887	—	1,061	4,781	1,176,973
Residential real estate	424,860	5,794	410	—	6,052	437,116
Consumer	17,719	45	—	—	2	17,766
Total loans	$3,995,028	$22,193	$1,033	$1,061	$27,327	$4,046,642
As of March 31, 2022 and December 31, 2021, we have a recorded investment in TDRs of $19,506 and $21,699, respectively. We have no commitments to lend additional amounts on our TDRs at March 31, 2022.
The modification of the terms of the loans performed for the year ended December 31, 2021, included rate modifications, extensions of the maturity dates or a permanent reduction of the recorded investment in the loans.

There were no loans modified as TDRs that occurred during the three months ended March 31, 2022. The following table presents loans by class modified as TDRs that occurred during the year ended December 31, 2021:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	7	$6,969	$6,178
Commercial real estate	1	2,295	2,265
Residential real estate	4	1,386	1,435
Total	12	$10,650	$9,878
As of March 31, 2022 and December 31, 2021, the TDRs described above increased the allowance for loan losses by $1,170 and $2,326, respectively. There were no amounts charged-off during the three months ended March 31, 2022 and year ended December 31, 2021. For the year ended December 31, 2021, there were loans modified as TDRs totaling $106 for which there was a payment default following the modification.
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
Acquired Loans and Loan Discounts:
Included in the net loan portfolio as of March 31, 2022 and December 31, 2021 is a net accretable discount related to loans acquired within a business combination in the approximate amounts of $379 and $571, respectively. The discount is accreted into income on a level-yield basis over the life of the loans.
Loans acquired with evidence of credit quality deterioration at acquisition, for which it was probable that we would not be able to collect all contractual amounts due, were accounted for as purchased credit impaired (“PCI”) loans. The outstanding balance represents the total amount owed, including accrued but unpaid interest, and any amounts previously charged off. The carrying amount of purchased credit impaired loans was not significant as of March 31, 2022 and December 31, 2021.

NOTE 5 - Mortgage Servicing Rights

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
The unpaid principal loan balance of our servicing portfolio is presented in the following table as of:

	March 31, 2022	December 31, 2021
Federal National Mortgage Association	$2,431,525	$2,352,981
Federal Home Loan Mortgage Corporation	1,560,064	1,512,858
Government National Mortgage Association	768,808	759,524
Federal Home Loan Bank	124,671	134,616
Other	1,808	1,853
Total	$4,886,876	$4,761,832
The activity of MSRs carried at fair value is as follows:

	For the three months ended March 31,
	2022	2021
Balance, beginning of period	$47,392	$29,144
Additions:
Servicing resulting from transfers of financial assets	4,524	7,105
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	10,823	5,921
Changes in fair value due to pay-offs, pay-downs, and runoff	(2,258)	(2,828)
Balance, end of period	$60,481	$39,342
The following represents the weighted-average key assumptions used to estimate the fair value of MSRs as of:

	March 31, 2022	December 31, 2021	March 31, 2021
Discount rate	9.24%	9.22%	9.19%
Total prepayment speeds	8.51%	11.52%	12.56%
Cost of servicing each loan	$86/per loan	$85/per loan	$86/per loan
Total servicing and ancillary fees earned from the mortgage servicing portfolio is presented in the following table:

	For the three months ended March 31,
	2022	2021

Servicing fees	$3,219	$2,806
Late and ancillary fees	89	100
Total	$3,308	$2,906

NOTE 6 - Derivative Financial Instruments
Banking Derivative Financial Instruments:
We are exposed to changes in the fair value of certain of our fixed-rate assets due to changes in benchmark interest rates. We use interest rate swaps to manage our exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate, LIBOR. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for us making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. The carrying amount of hedged loans receivable as of March 31, 2022 and December 31, 2021 was $157,750 and $205,235, respectively. The cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged loans receivable as of March 31, 2022 and December 31, 2021 was $(3,098) and $5,614, respectively. The hedges were determined to be effective during all periods presented and we expect the hedges to remain effective during their remaining terms.
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
The components of our banking derivative financial instruments consisted of the following as of:

	Number of Transactions	Expiration Dates	Outstanding Notional	Estimated Fair Value
March 31, 2022
Derivative financial instruments designated as hedging instruments:
Assets:
Interest Rate Products	5	2029	$65,533	$4,476
Liabilities:
Interest Rate Products	7	2024-2029	$95,315	$1,330
Derivative financial instruments not designated as hedging instruments:
Assets:
Interest Rate Products	38	2024-2036	$222,844	$10,189
Liabilities:
Interest Rate Products	38	2024-2036	$222,844	$10,195
December 31, 2021
Derivative financial instruments designated as hedging instruments:
Assets:
Interest Rate Products	1	2029	$20,190	$1,213
Liabilities:
Interest Rate Products	12	2022-2029	$179,431	$7,107
Derivative financial instruments not designated as hedging instruments:
Assets:
Interest Rate Products	38	2024-2036	$232,849	$6,923
Liabilities:
Interest Rate Products	38	2024-2036	$232,849	$7,366

We recorded gains and losses on banking derivatives assets as follows:

	For the three months ended March 31,
	2022	2021
Recorded gain (loss) on banking derivative assets	$9,809	$(751)
Recorded (loss) gain on banking derivative liabilities	$(9,364)	$1,475
For the three months ended March 31, 2022 and 2021, our banking derivative financial instruments not designated as hedging instruments generated fee income of $13 and $444, respectively.
Credit-risk-related Contingent Features:
We have agreements with each of our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations.
We also have agreements with our derivative counterparties that contain a provision where if we fail to maintain our status as a well-capitalized institution, then our derivative counterparties have the right but not the obligation to terminate existing swaps. As of March 31, 2022 and December 31, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $12,311 and $14,882, respectively. As of March 31, 2022 and December 31, 2021, we have minimum collateral posting thresholds with our derivative counterparties and have posted collateral of $9,633 and $14,970, respectively. If we had breached any of these provisions at March 31, 2022, we could have been required to settle our obligations under the agreements at their termination value of $12,311.
Mortgage Banking Derivative Financial Instruments:
The components of our mortgage banking derivative financial instruments consisted of the following as of:

	Expiration Dates	Outstanding Notional	Estimated Fair Value
March 31, 2022
Derivative financial instruments
Assets:
Forward MBS trades	2022	$169,600	$4,206
Liabilities:
Forward MBS trades	2022	$75,700	$2,402
Interest rate lock commitments (IRLC)	2022	$144,564	$633
December 31, 2021
Derivative financial instruments
Assets:
Forward MBS trades	2022	$450,600	$1,329
Interest rate lock commitments (IRLC)	2022	$142,334	$1,350
Liabilities:
Forward MBS trades	2022	$16,600	$52

We recorded gains and losses on mortgage banking derivatives assets as follows:

	For the three months ended March 31,
	2022	2021
Recorded gain (loss) on mortgage banking derivative assets	$5,477	$(9,470)
Recorded (loss) gain on mortgage banking derivative liabilities	$(12,576)	$2,417
NOTE 7 - Deposits
The composition of our deposits is as follows as of:

	March 31, 2022	December 31, 2021
Noninterest-bearing demand deposit accounts	$1,662,980	$1,566,113
Interest-bearing deposit accounts:
Interest-bearing demand accounts	155,388	187,712
Savings accounts and money market accounts	2,742,393	2,757,882
NOW accounts	74,106	19,496
Certificate of deposit accounts:
Less than $100	142,246	147,386
$100 through $250	98,060	103,082
Greater than $250	71,309	73,277
Total interest-bearing deposit accounts	3,283,502	3,288,835
Total deposits	$4,946,482	$4,854,948
The following table summarizes the interest expense incurred on our deposits:

	For the three months ended March 31,
	2022	2021
Interest-bearing deposit accounts:
Interest-bearing demand accounts	$94	$97
Savings accounts and money market accounts	931	1,251
NOW accounts	30	114
Certificate of deposit accounts	519	942
Total interest-bearing deposit accounts	$1,574	$2,404

The remaining maturity on certificate of deposit accounts is as follows as of:

March 31, 2022
Remainder of 2022	$874
2023	215,578
2024	55,984
2025	17,003
2026	11,261
2027	7,381
Thereafter	3,534
Total certificate of deposit accounts	$311,615
NOTE 8 - Securities Sold Under Agreements to Repurchase
Information concerning securities sold under agreements to repurchase is as follows as of and for the periods ended:

	March 31, 2022	December 31, 2021
Amount outstanding at period-end	$69,627	$92,093
Average daily balance during the period	$71,426	$125,867
Average interest rate during the period	0.06%	0.05%
Maximum month-end balance during the period	$69,627	$160,865
Weighted average interest rate at period-end	0.07%	0.05%
At March 31, 2022 and December 31, 2021, such agreements were secured by investment and mortgage-related securities with an approximate carrying amount of $77,711 and $108,714, respectively. Pledged securities are maintained by safekeeping agents at the direction of the Bank. Our agreements to repurchase generally mature daily, and are considered to be in an overnight and continuous position.
NOTE 9 - Debt
FHLB advances:
The following is a breakdown of our FHLB advances and other borrowings outstanding as of:

	March 31, 2022			December 31, 2021
	Amount	Rate	Weighted Average Rate	Amount	Rate	Weighted Average Rate
Variable rate line-of-credit advance	$—	N/A	N/A	$—	N/A	N/A
Fixed rate term advances	$40,000	0.91% - 2.59%	1.49%	$40,000	0.91% - 2.59%	1.49%
	$40,000			$40,000
The advances were collateralized by $1,272,391 and $1,180,493 of loans pledged to the FHLB as collateral as of March 31, 2022 and December 31, 2021, respectively.

Future maturities of our FHLB borrowings is as follows:

Remainder of 2022	$10,000
2025	20,000
Thereafter	10,000
Total future repayments	$40,000
As of March 31, 2022 and December 31, 2021, the Bank had total borrowing capacity with the FHLB that is based on qualified collateral lending values of $823,986 and $597,915, respectively. Our additional borrowing availability with the FHLB at March 31, 2022 was $736,106. These borrowings can be in the form of additional term advances or a line-of-credit.
FRB advances:
We also had a $7,762 line-of-credit with the FRB. The agreement bears interest at the Fed Funds target rate plus 0.50% and is secured by municipal, agency, mortgage-related and corporate securities. The entire line was available at March 31, 2022.
Other borrowings:
We have lines-of-credit with certain other financial institutions totaling $95,000 as of March 31, 2022. No amounts were drawn on these lines-of-credit in 2022.
Convertible Notes Payable:
As of March 31, 2022 and December 31, 2021, we have issued a total of $13,924 and $20,673, respectively, of convertible notes with a maturity date of August 31, 2023. The annual interest rate on these convertible notes is 3.29% with quarterly interest payments. With respect to conversion, each $1 (in thousands) principal amount of the convertible notes can be converted to 15.6717 shares of Parent Company common stock at any time until maturity.
The convertible notes were originally recorded with a discount of $4,682. As of and for the periods ended March 31, 2022 and December 31, 2021, the debt discount on the convertible notes totaled $705 and $1,231, respectively. The related accretion for the three months ended March 31, 2022 and 2021 was $526 and $187, respectively.
On April 11, 2022 (subsequent event) we paid off $5,963 of the convertible notes at par. In conjunction with the pay-off of these convertible notes, we recognized the remaining debt discount associated with these convertible notes of $302 during the second quarter of 2022.
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
Subordinated Note - 2022 :
On January 13, 2022, we issued a subordinated note totaling $25,000. The note pays interest at a fixed rate of 3.375% through January 15, 2027 and subsequently, until maturity, pays interest at a floating rate of three month term SOFR plus 2.03% reset quarterly. Interest is payable on July 15 and January 15 of each year. Such note is due on January 15, 2032. The note is not redeemable within the first five years of issuance, except under certain very limited conditions. After five years, we may redeem the note at our discretion. We incurred and capitalized $534 of costs related to the issuance of the subordinated note in the first quarter of 2022.

As of and for the three months ended March 31, 2022 and 2021, the amortization associated with the 2020 and 2022 debt issuance costs totaled $34 and $23, respectively.
Trust preferred securities:
We have issued $9,279 in trust preferred securities through a special-purpose trust, New Mexico Banquest Capital Trust I (“NMBCT I”). In addition, we have issued $4,640 in trust preferred securities through a special purpose trust, New Mexico Banquest Capital Trust II (“NMBCT II”, and together with NMBCT I, collectively referred to as “NMBCT Trusts”). Interest is payable quarterly at a rate of three-month LIBOR plus 3.35% (3.57% and 3.54% as of March 31, 2022 and 2021, respectively) for the trust preferred securities issued through NMBCT I and at a rate of three-month LIBOR plus 2.00% (2.48% and 2.19% as of March 31, 2022 and 2021, respectively) for the trust preferred securities issued through NMBCT II.
This subordinated debt of $13,919 was originally recorded at a discount of $4,293. As of and for the three months ended March 31, 2022 and 2021, accretion associated with the fair value discount totaled $64 and $65, respectively.

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
NOTE 10 - Earnings Per Share
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
The following table sets forth the computation of basic and diluted earnings per share of common stock:

	For the three months ended March 31,
	2022	2021
Net income applicable to common stockholders	$7,669	$14,338
Weighted Average Shares
Weighted average common shares outstanding	18,346,288	18,321,659
Effect of dilutive securities
Stock-based awards	553,564	462,706
Weighted average diluted common shares	18,899,852	18,784,365
Earnings per common share
Basic earnings per common share	$0.42	$0.78
Effect of dilutive securities
Stock-based awards	(0.01)	(0.02)
Diluted earnings per common share	$0.41	$0.76
Convertible notes payable for 160,743 and 323,984 shares of common stock were not considered in computing diluted earnings per share for the three months ended March 31, 2022 and 2021 because they were antidilutive.

NOTE 11 - Stockholders’ Equity
Equity Incentive Plan:
We have established the FirstSun Capital Bancorp 2017 Equity Incentive Plan (the 2017 Plan). The 2017 Plan provides for the grant of stock options, stock appreciation rights, restricted stock and other stock awards to its employees, directors and consultants for up to 1,977,292 shares of FirstSun common stock in the aggregate. In addition, on October 18, 2021 we established the FirstSun Capital Bancorp 2021 Equity Incentive Plan (the 2021 Plan). The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock and other stock awards to its employees, directors and consultants. The 2021 Plan allows for awards for up to 2,476,571 shares of FirstSun common stock in the aggregate. At March 31, 2022, no awards had been granted under the 2021 Plan.
The following table presents stock options outstanding under the 2017 Plan at March 31, 2022. There were no grants, exercises or forfeitures during the three months ended March 31, 2022:

	Shares	Weighted-Average Exercise Price, per Share	Weighted-Average Remaining Contractual Term (years)
March 31, 2022
Outstanding, end of period	1,412,900	$20.19	5.97
Options vested or expected to vest	1,412,900	$20.19
Options exercisable, end of period	1,296,017	$20.00	5.78
For the three months ended March 31, 2022 and 2021 we recorded total compensation cost of $166 and $577, respectively, related to the 2017 Plan.
At March 31, 2022, there was $994 of total unrecognized compensation cost related to non-vested stock options granted under the 2017 Plan. The unrecognized compensation cost at March 31, 2022 is expected to be recognized over the following 3.17 years. At March 31, 2022 and December 31, 2021, the intrinsic value of the stock options was $22,238 and $18,042, respectively.
NOTE 12 - Income Taxes
The provision for income taxes in interim periods requires us to make a best estimate of the effective tax rate expected to be applicable for the full year, adjusted for any discrete items for the applicable period. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes.
The provision for income tax is summarized as follows:

	For the three months ended March 31,
	2022	2021
Provision for income taxes	$1,142	$3,130
Effective tax provision rate	13.0%	17.9%
We do not believe that we have any material uncertain tax positions, and do not expect any material changes during the next twelve months.

NOTE 13 - Regulatory Capital Matters
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
The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. As of March 31, 2022, both the Parent Company and the Bank met all capital adequacy requirements to which they were subject.
Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of March 31, 2022 and December 31, 2021, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.
Actual and required capital amounts for the Parent Company are as follows as of:

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022
Total risk-based capital to risk-weighted assets:	$599,192	11.74%	$408,372	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$473,190	9.27%	$306,279	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$473,190	9.27%	$229,709	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$473,190	8.42%	$224,871	4.00%	N/A	N/A
December 31, 2021
Total risk-based capital to risk-weighted assets:	$563,112	11.76%	$383,213	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$464,761	9.70%	$287,410	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$464,761	9.70%	$215,557	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$464,761	8.24%	$225,736	4.00%	N/A	N/A

Actual and required capital amounts for the Bank are as follows as of:

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022
Total risk-based capital to risk-weighted assets:	$584,263	11.48%	$407,237	8.00%	$509,047	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$532,841	10.47%	$305,428	6.00%	$407,237	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$532,841	10.47%	$229,071	4.50%	$330,880	6.50%
Tier 1 leverage capital to average assets:	$532,841	9.49%	$224,593	4.00%	$280,741	5.00%
December 31, 2021
Total risk-based capital to risk-weighted assets:	$571,463	11.96%	$382,106	8.00%	$477,633	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$523,128	10.95%	$286,580	6.00%	$382,106	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$523,128	10.95%	$214,935	4.50%	$310,462	6.50%
Tier 1 leverage capital to average assets:	$523,128	9.27%	$225,650	4.00%	$282,062	5.00%
NOTE 14 - Fair Value Measurements
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

The following table sets forth our assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total Estimated Fair Value
As of March 31, 2022
Available-for-sale securities	$50,422	$506,301	$—	$556,723
Loans held-for-sale	—	57,700	—	57,700
Mortgage servicing rights	—	—	60,481	60,481
Derivative financial instruments - assets	—	18,871	—	18,871
Derivative financial instruments - liabilities	—	(14,560)	—	(14,560)
Total	$50,422	$568,312	$60,481	$679,215

As of December 31, 2021
Available-for-sale securities	$35,185	$537,316	$—	$572,501
Loans held-for-sale	—	103,939	—	103,939
Mortgage servicing rights	—	—	47,392	47,392
Derivative financial instruments - assets	—	10,815	—	10,815
Derivative financial instruments - liabilities	—	(14,525)	—	(14,525)
Total	$35,185	$637,545	$47,392	$720,122
For further details on our level 3 inputs related to MSRs, see Note 5 - Mortgage Servicing Rights.
The following table presents a reconciliation for our Level 3 assets measured at fair value on a recurring basis:

	For the three months ended March 31,
	2022	2021
Balance, beginning of period	$47,392	$29,144
Total gains included in earnings	8,565	3,093
Purchases, issuances, sales and settlements:
Issuances	4,524	7,105
Balance, end of period	$60,481	$39,342

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

	Level 3
	March 31, 2022	December 31, 2021
Impaired loans:
Commercial	$448	$961
Commercial real estate	60	63
Residential real estate	522	632
Total impaired loans	$1,030	$1,656

Other real estate owned and foreclosed assets, net:
Commercial real estate	$5,067	$5,067
Residential real estate	95	420
Total other real estate owned and foreclosed assets, net:	$5,162	$5,487
The fair value of the financial assets in the table above utilize the market approach valuation technique, with discount adjustments for differences between comparable sales.

Fair value of financial instruments not carried at fair value:
The carrying amounts and estimated fair values of financial instruments not carried at fair value are as follows as of:

		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
March 31, 2022
Assets:
Cash and cash equivalents	$487,689	$487,689	$487,689	$—	$—
Securities held-to-maturity	16,799	16,694	—	16,694	—
Loans (excluding impaired loans)	4,284,293	4,240,737	—	—	4,240,737
Restricted equity securities	15,874	15,874	—	15,874	—
Accrued interest receivable	15,279	15,279	—	1,178	14,101

Liabilities:
Deposits (excluding demand deposits)	$3,128,114	$3,129,253	$—	$3,129,253	$—
Securities sold under agreements to repurchase	69,627	69,627	—	69,627	—
FHLB advances	40,000	41,217	—	41,217	—
Convertible notes payable, net	13,219	15,268	—	15,268	—
Subordinated debt, net	74,580	78,198	—	78,198	—
Accrued interest payable	2,683	2,683	—	2,683	—

December 31, 2021
Assets:
Cash and cash equivalents	$668,462	$668,462	$668,462	$—	$—
Securities held-to-maturity	18,007	18,599	—	18,599	—
Loans (excluding impaired loans)	4,003,712	3,949,719	—	—	3,949,719
Restricted equity securities	16,239	16,239	—	16,239	—
Accrued interest receivable	14,761	14,761	—	1,131	13,630

Liabilities:
Deposits (excluding demand deposits)	$3,101,123	$3,106,464	$—	$3,106,464	$—
Securities sold under agreements to repurchase	92,093	92,093	—	92,093	—
FHLB advances	40,000	41,514	—	41,514	—
Convertible notes payable, net	19,442	21,564	—	21,564	—
Subordinated debt, net	50,016	52,264	—	52,264	—
Accrued interest payable	2,369	2,369	—	2,369	—

NOTE 15 - Segment Information
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
Significant segment totals are reconciled to the financial statements as follows for the three months ended March 31,:

	Banking	Mortgage Operations	Corporate	Total Segments
2022
Summary of Operations
Net interest income (expense)	$41,283	$1,641	$(1,639)	$41,285

Provision for loan losses	2,807	893	—	3,700

Noninterest income:
Service charges on deposit accounts	3,925	—	—	3,925
Credit and debit card fees	2,415	—	—	2,415
Trust and investment advisory fees	1,947	—	—	1,947
(Loss) income from mortgage banking services, net	(980)	15,541	—	14,561
Other noninterest income	853	(8)	—	845
Total noninterest income	8,160	15,533	—	23,693

Noninterest expense:
Salary and employee benefits	22,719	11,414	92	34,225
Occupancy and equipment	5,856	977	—	6,833
Other noninterest expenses	7,886	3,172	351	11,409
Total noninterest expense	36,461	15,563	443	52,467

Income (loss) before income taxes	$10,175	$718	$(2,082)	$8,811

Other Information
Depreciation expense	$1,311	$103	$—	$1,414
Identifiable assets	$5,128,332	$553,878	$51,538	$5,733,748

	Banking	Mortgage Operations	Corporate	Total Segments
2021
Summary of Operations
Net interest income (expense)	$37,709	$1,840	$(1,132)	$38,417

Benefit from loan losses	(88)	(262)	—	(350)

Noninterest income:
Service charges on deposit accounts	2,543	—	—	2,543
Credit and debit card fees	2,124	—	—	2,124
Trust and investment advisory fees	1,905	—	—	1,905
(Loss) income from mortgage banking services, net	(439)	25,496	—	25,057
Other noninterest income	2,258	(6)	—	2,252
Total noninterest income	8,391	25,490	—	33,881

Noninterest expense:
Salary and employee benefits	23,172	15,273	174	38,619
Occupancy	5,906	791	—	6,697
Other noninterest expenses	6,523	3,177	164	9,864
Total noninterest expense	35,601	19,241	338	55,180

Income (loss) before income taxes	$10,587	$8,351	$(1,470)	$17,468

Other Information
Depreciation expense	$1,499	$90	$—	$1,589
Identifiable assets	$4,700,600	$584,325	$36,178	$5,321,103

NOTE 16 - Commitments and Contingencies
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
Operating leases:
We lease certain facilities and equipment under non-cancelable operating leases. Operating lease amounts exclude renewal option periods, property taxes, insurance, and maintenance expenses on leased properties. Our facility leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance, and general property maintenance that would be recorded in rent expense. Rent expense was $1,770 and $1,702 for the three months ended March 31, 2022 and 2021, respectively.
Undistributed portion of committed loans and unused lines of credit:
Loan commitments are agreements to lend to a customer as long as there is no customer violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee. As of March 31, 2022 and December 31, 2021, commitments included the funding of fixed-rate loans totaling $189,908 and $144,701 and variable-rate loans totaling $1,181,763 and $987,584, respectively. The fixed-rate loan commitments have interest rates ranging from 0.85% to 18.00% at March 31, 2022 and 0.85% to 18.00% at December 31, 2021, and maturities ranging from 1 month to 25 years at March 31, 2022 and from 1 month to 26 years at December 31, 2021.
Standby letters of credit:
Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since many of the loan commitments and letters of credit expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, owner-occupied real estate, and/or income-producing commercial properties. As of March 31, 2022 and December 31, 2021, our standby letters of credit commitment totaled $11,421 and $11,729, respectively.
MPF Master Commitments:
The Bank has previously executed MPF Master Commitments (Commitments) with the FHLB to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB’s first loss account for mortgages delivered under the Commitments. The Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to manage the credit risk of the MPF Program mortgage loans. These commitments expired on December 31, 2021, and no mortgage loans were delivered to the FHLB for the period ended March 31, 2022, however, we still have outstanding commitments on outstanding loans delivered to the FHLB. As of March 31, 2022 and December 31, 2021, the Bank considered the amount of any of its liability for the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments to be immaterial, and had not recorded a liability and offsetting receivable. As of March 31, 2022 and December 31, 2021, the maximum potential amount of future payments that the Bank would have been required to make under the Commitments was $12,880 and $12,870, respectively. Under the Commitments, the Bank agrees to service the loans and therefore, is responsible for any necessary foreclosure proceedings. Any future recoveries on any losses would not be paid by the FHLB under the Commitments. The Bank has not experienced any material losses under these guarantees.
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
Overdraft Fee Litigation:
On September 10, 2021, Karen McCollam filed a putative class action amended complaint against the Bank in the United States District Court for the District of Colorado. The amended complaint alleged that the Bank improperly charged overdraft fees where a transaction was initially authorized on sufficient funds but later settled negative due to intervening transactions. The complaint asserted a claim for breach of contract, which incorporated the implied duty of good faith and fair dealing, and a claim for violations of the Colorado Consumer Protection Act. Plaintiff sought to represent a proposed class of all the Bank’s checking account customers who were allegedly charged overdraft fees on transactions that did not overdraw their checking account. Plaintiff sought unspecified restitution, actual and statutory damages, costs, attorneys’ fees, pre-judgment interest, and other relief as the Court deemed proper for herself and the putative class. On September 24, 2021, the Bank filed a motion to dismiss the amended complaint. The Bank’s motion to dismiss was granted on April 15, 2022.
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
COVID-19:
The impact of the coronavirus (COVID-19) pandemic is fluid and continues to evolve, adversely affecting many of our clients. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including increases in new COVID-19 cases, hospitalizations and deaths leading to additional government imposed restrictions; refusals to receive the vaccines along with concerns related to new strains of the virus; supply chain issues remaining unresolved longer than anticipated; labor shortages; decreases in consumer confidence and spending; and rising geopolitical tensions.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of FirstSun
In this section, unless the context suggests otherwise, references to “we,” “us,” and “our” mean the combined business of FirstSun and its wholly-owned subsidiaries, Logia Portfolio Management, LLC and Sunflower Bank (the “Bank”).

The following discussion and analysis of FirstSun’s consolidated financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and accompanying footnotes included in Item 1 of this Form 10-Q as well as our audited consolidated financial statements and footnotes for the year ended December 31, 2021 included in the 2021 Form 10-K that we filed with the SEC on March 25, 2022. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate trends in operations or results of operations for any future periods.

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

We offer a full range of relationship-focused services to meet our clients’ personal, business and wealth management financial objectives, with a branch network in Kansas, Colorado, New Mexico, Texas and Arizona and mortgage capabilities in 43 states. Our product line includes commercial loans, commercial real estate loans, residential mortgage and other consumer loans, and a variety of commercial and consumer deposit products, including noninterest-bearing accounts, interest-bearing demand products, savings accounts, money market accounts and certificates of deposit. We also offer wealth management and trust products including personal trust and agency accounts, employee benefit and retirement related trust and agency accounts, investment management and advisory agency accounts, and foundation and endowment trust and agency accounts. We also offer online banking and bill payment services, online cash management, safe deposit box rentals, debit card and ATM card services and the availability of a network of ATMs for our customers.

We operate FirstSun through two operating segments: Banking and Mortgage Operations. We also allocate certain expenses to Corporate, which is not an operating segment. The expenses included in Corporate are not deemed to be allocable to our operating segments. The operating segments have been determined based on the products and services we offer and reflect the manner in which our financial information is currently evaluated by management. Each of the operating segments is complementary to each other and because of the interrelationship of the segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. For additional information on our segments, see Note 15 - Segment Information included in our consolidated financial statements included elsewhere in this report.
Merger with Pioneer Bancshares, Inc.
On April 1, 2022, we completed our previously announced merger with Pioneer Bancshares, Inc. (“Pioneer”), pursuant to which Pioneer was merged with and into FirstSun, with FirstSun continuing as the surviving entity, and Pioneer’s wholly-owned subsidiary, Pioneer Bank, SSB, a Texas state savings bank, was merged with and into Sunflower Bank, with Sunflower Bank continuing as the surviving bank. With the acquisition, we acquired 19 branches in Texas. Because the merger closed after March 31, 2022, the results for Pioneer are not reflected in our results of operations or financial condition. Under the Merger Agreement, at the effective time of the merger, each Pioneer shareholder has the right to receive 1.0443 shares of FirstSun common stock, for each share of Pioneer common stock owned by the shareholder, with cash to be paid in lieu of fractional shares. Each outstanding share of FirstSun common stock remained outstanding and was unaffected by the merger. Further information is presented in Note 2 - Merger with Pioneer Bancshares, Inc. included in our consolidated financial statements included elsewhere in this report.
For the three months ended March 31, 2022, we incurred $0.3 million of expenses relating to the merger and have incurred additional expenses subsequent to completion of the merger on April 1, 2022.
Pandemic Update
Our business has been, and continues to be, impacted by the effects of the COVID-19 pandemic. There remains many uncertainties related to COVID-19 including, among other things, the ongoing impact to our customers, employees and vendors; the impact to the financial services and banking industry; and the impact to the economy as a whole as well as the effect of actions taken, or that may yet be taken, or inaction by governmental authorities to mitigate both the economic and health-related effects of COVID-19.
Financial Highlights
Three Months ended March 31, 2022:
•Net income of $7.7 million, $0.41 per diluted share
•Return on average assets of 0.54%
•Return on average equity of 5.85%
•Loan growth of 27.5% annualized (excluding PPP loan balances (non-GAAP), 30.90%)
•36.5% fee revenue to total revenue mix
Net income totaled $7.7 million, or $0.41 per diluted share, for the three months ended March 31, 2022, compared to $14.3 million, or $0.76 per diluted share, for the same period in 2021. The return on average assets was 0.54% for the three months ended March 31, 2022, compared to 1.13% for the same period in 2021, and the return on average equity was 5.85% for the three months ended March 31, 2022, compared to 11.46% for the same period in 2021.

The following table sets forth certain financial information of FirstSun:

	For the three months ended March 31,		For the year ended December 31,
($ in thousands, except share and per share amounts)	2022	2021	2021
Income Statement:
Net interest income	$41,285	$38,417	$155,233
Taxable equivalent adjustment	1,321	1,791	5,755
Net interest income - fully tax equivalent ("FTE") basis (Non-GAAP) (3)	$42,606	$40,208	$160,988
Provision for loan losses	$3,700	$(350)	$3,000
Noninterest income	$23,693	$33,881	$124,244
Noninterest expense	$52,467	$55,180	$224,635
Net income	$7,669	$14,338	$43,164
Per Common Share Data:
Weighted average diluted common shares	18,899,852	18,784,365	18,770,785
Net income (basic)	$0.42	$0.78	$2.36
Net income (diluted)	$0.41	$0.76	$2.30
Cash dividends	$—	$—	$—
Dividend payout ratio	—%	—%	—%
Book value	$28.10	$27.17	$28.56
Tangible common book value (Non-GAAP) (3)	$25.87	$24.86	$26.31
Performance Ratios:
Return on average assets	0.54%	1.13%	0.79%
Return on average stockholders' equity	5.85%	11.46%	8.37%
Return on tangible common equity (Non-GAAP) (3)	6.68%	12.84%	9.17%
Return on average tangible common equity (Non-GAAP) (3)	6.56%	12.77%	9.35%
Net interest margin	3.08%	3.21%	3.00%
Efficiency ratio (1)	80.75%	76.32%	80.38%
Net charge-offs to average loans outstanding	0.07%	0.02%	0.09%
Allowance for loan losses to loans	1.17%	1.28%	1.18%
Nonperforming loans to total loans (2)	0.73%	1.18%	0.86%
Balance Sheet:
Total loans, excluding loans held-for-sale	$4,315,031	$3,676,756	$4,037,123
Total assets	$5,733,748	$5,321,103	$5,666,814
Total deposits	$4,946,482	$4,478,147	$4,854,948
Total borrowed funds	$127,799	$108,637	$109,458
Total stockholders' equity	$515,541	$497,861	$524,038
Capital Ratios:
Total risk-based capital to risk-weighted assets	11.74%	12.72%	11.76%
Tier 1 risk-based capital to risk-weighted assets	9.27%	10.38%	9.70%
Common Equity Tier 1 (CET 1) to risk-weighted assets	9.27%	10.38%	9.70%
Tier 1 leverage capital to average assets	8.42%	8.62%	8.24%
Average equity to average assets	9.24%	9.86%	9.43%
Tangible common equity to tangible assets (non-GAAP) (3)	8.34%	8.63%	8.58%
Nonfinancial Data:
Full-time equivalent employees	1,063	1,048	1,042
Banking branches	53	54	53
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
(3) See section entitled “Non-GAAP Financial Measures and Reconciliations” for information regarding these non-GAAP financial measures and a reconciliation to the most comparable GAAP equivalent.

Non-GAAP Financial Measures and Reconciliations
The non-GAAP financial measures presented below are used by our management and our Board of Directors on a regular basis in addition to our GAAP results to facilitate the assessment of our financial performance. Management believes these non-GAAP financial measures enhance an investor’s understanding of our financial results by providing a meaningful basis for period-to-period comparisons, assisting in operating results analysis, and predicting future performance. This information supplements our GAAP reported results, and should not be viewed in isolation from, or as a substitute for, our GAAP results. Accordingly, this financial information should be read in conjunction with our consolidated financial statements and notes thereto for the three months ended March 31, 2022, included elsewhere in this report. Non-GAAP financial measures exclude certain items that are included in the financial results presented in accordance with GAAP. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. These non-GAAP measures are not necessarily comparable to similar measures that may be represented by other companies.
The following table presents GAAP to non-GAAP reconciliations:

	For the three months ended March 31,		For the year ended December 31,
($ in thousands, except share and per share amounts)	2022	2021	2021
Loan growth excluding PPP loan balances:
Total loans (GAAP)	$4,315,031	$3,676,756	$4,037,123
Less: PPP loans	(37,985)	(251,916)	(66,749)
Total loans excluding PPP loans (non-GAAP)	$4,277,046	$3,424,840	$3,970,374
Loan growth excluding PPP loan balances in $	$306,672	$(170,416)	$375,118
Loan growth excluding PPP loan balances	7.7%	(4.7)%	10.4%
Tangible common book value:
Total stockholders' equity (GAAP)	$515,541	$497,861	$524,038
Less: Goodwill and other intangible assets
Goodwill	(33,050)	(33,050)	(33,050)
Other intangible assets	(7,923)	(9,313)	(8,250)
Total tangible stockholders' equity (non-GAAP)	$474,568	$455,498	$482,738
Total common shares outstanding	18,346,288	18,321,659	18,346,288
Tangible common book value (non-GAAP)	$25.87	$24.86	$26.31
Return on tangible common equity:
Net Income (GAAP)	$7,669	$14,338	$43,164
Add: Intangible amortization, net of tax	258	280	1,119
Tangible net income (non-GAAP)	$7,927	$14,618	$44,283
Tangible stockholders’ equity (non-GAAP) (see above)	$474,568	$455,498	$482,738
Return on tangible common equity	6.68%	12.84%	9.17%
Return on average tangible common equity:
Tangible net income (non-GAAP) (see above)	$7,927	$14,618	$44,283
Total average stockholders' equity (GAAP)	$524,418	$500,562	$515,773
Less: Average goodwill and other intangible assets
Average goodwill	(33,050)	(33,050)	(33,050)
Average other intangible assets	(8,077)	(9,473)	(8,964)
Total average tangible stockholders' equity (non-GAAP)	$483,291	$458,039	$473,759
Return on average tangible common equity	6.56%	12.77%	9.35%
Net interest margin:
Net interest income (GAAP)	$41,285	$38,417	$155,233
Taxable equivalent adjustment	1,321	1,791	5,755
Net interest income - FTE basis (non-GAAP)	$42,606	$40,208	$160,988
Average earning assets	$5,359,626	$4,795,207	$5,180,650
Net interest margin - FTE basis (non-GAAP)	3.17%	3.33%	3.11%

	For the three months ended March 31,		For the year ended December 31,
($ in thousands, except share and per share amounts)	2022	2021	2021
Tangible common equity to tangible assets:
Total assets (GAAP)	$5,733,748	$5,321,103	$5,666,814
Less: Goodwill and other intangible assets
Goodwill	(33,050)	(33,050)	(33,050)
Other intangible assets	(7,923)	(9,313)	(8,250)
Total tangible assets (non-GAAP)	$5,692,775	$5,278,740	$5,625,514
Tangible common equity (non-GAAP) (see above)	$474,568	$455,498	$482,738
Tangible equity to tangible assets (non-GAAP)	8.34%	8.63%	8.58%
Segments
Comparison of the three months ended March 31, 2022 and 2021
Banking
Identifiable assets for our Banking segment grew by $0.4 billion to $5.1 billion at March 31, 2022 from $4.7 billion for the same period in 2021. The growth in identifiable assets was primarily driven by growth in our loan portfolio, partially offset by a decline in our cash and cash equivalents. Income before taxes decreased $0.4 million to $10.2 million for the three months ended March 31, 2022, from $10.6 million for the same period in 2021. The period over period decrease was primarily driven by a $2.9 million increase in our provision for loan losses, increasing from a $(0.1) million benefit in the three months ended March 31, 2021 to a $2.8 million provision expense in the three months ended March 31, 2022. The increase in the provision for loan losses was due to loan growth, primarily in commercial and industrial loans. Noninterest income decreased $0.2 million to $8.2 million in the three months ended March 31, 2022, compared to $8.4 million in the same period in 2021, primarily resulting from decreases in customer accommodation interest rate swap fees and changes in fair value, partially offset by increases in service fee income on deposit accounts. Noninterest expense increased $0.9 million to $36.5 million for the three months ended March 31, 2022 compared to $35.6 million for the same period in 2021. The increase in noninterest expense was primarily due to professional service fees.
Mortgage Operations
Income before income taxes from our Mortgage Operations segment decreased to $0.7 million for the three months ended March 31, 2022, compared to $8.4 million for the same period in 2021, primarily due to a decline in net sale gains and fees from mortgage loan originations of $14.3 million, partially offset by a $3.4 million increase in revenue related to mortgage servicing rights (“MSR”) capitalization and changes in fair value, net of hedging activity, and a $3.7 million decrease in noninterest expense. Total loan originations were $0.5 billion for the three months ended March 31, 2022, a decline of $176.2 million from $0.7 billion for the same period in 2021. Overall gains on sale of mortgage loans declined by $14.3 million to $7.1 million for the three months ended March 31, 2022 from $21.4 million for the same period in 2021 as a result of the decline in origination activity as well as continued margin compression. The increase in revenue related to our MSRs was primarily the result of changes in market interest rates and our corresponding hedging positions. Noninterest expense for the three months ended March 31, 2022 was $15.6 million, compared to $19.2 million for the same period in 2021. The $3.7 million decrease was primarily due to the decreased salary and employee benefits from the decline in loan originations.

Critical Accounting Estimates
Our consolidated financial statements are prepared based on the application of accounting policies in accordance with generally accepted accounting principles, or “U.S. GAAP,” and follow general practices within the banking industry. These policies require the reliance on estimates, assumptions and judgments, which may prove inaccurate or are subject to variations. Changes in underlying factors, estimates, assumptions or judgements could have a material impact on our future financial condition and results of operations.

Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. We have identified the determination of the allowance for loan losses and fair value measurements to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, we consider these policies to be critical accounting estimates and discuss them directly with the Audit Committee of our board of directors. During the three months ended March 31, 2022, there have been no significant changes to our critical accounting estimates compared with those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations of FirstSun—Critical Accounting Estimates” and the notes to the audited consolidated financial statements appearing in the 2021 Form 10-K.
Our significant accounting policies are presented in “Note 1 - Summary of Significant Accounting Policies” in our audited consolidated financial statements and footnotes for the year ended December 31, 2021 included in the 2021 Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Recent accounting pronouncements and standards that have impacted or could potentially affect us are also discussed in “Note 1” of our audited consolidated financial statements.
Results of Operations
Comparison of the three months ended March 31, 2022 and 2021
The follow table sets forth components of our results of operations:

	As of and for the three months ended March 31,
($ in thousands, except per share amounts)	2022	2021
Net interest income	$41,285	$38,417
Provision for (benefit from) loan losses	3,700	(350)
Noninterest income	23,693	33,881
Noninterest expense	52,467	55,180
Income before income taxes	8,811	17,468
Provision for income taxes	1,142	3,130
Net income	7,669	14,338

Diluted earnings per share	$0.41	$0.76
Return on average assets	0.54%	1.13%
Return on average equity	5.85%	11.46%
Net interest margin	3.08%	3.21%
Net interest margin (FTE basis)	3.17%	3.33%
Efficiency ratio	80.75%	76.32%
Fee revenue to total revenue	36.46%	46.86%
(1) Fee revenue to total revenue is defined as “noninterest income / (net interest income + noninterest income)”
General
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
Our net interest income was $41.3 million for the three months ended March 31, 2022, an increase of $2.9 million, or 7.5%, compared to the same period in 2021. This increase was primarily attributable to growth of $356.6 million in average total loans held-for-investment during the period ended March 31, 2022, driving an increase in interest income on loans of $2.0 million. Interest income on investment securities increased by $0.5 million for the three months ended March 31, 2022, compared to the same period in 2021. Interest expense from interest-bearing deposits declined by $0.8 million driven by a 12 basis point reduction in the average rate on our interest-bearing deposits.
Average earning assets for the three months ended March 31, 2022 were $5.4 billion, an increase of $0.6 billion, or 11.8%, compared to the same period in 2021. Total average loans, including loans held-for-sale, grew to $4.2 billion at March 31, 2022, an increase of $0.3 billion, compared to March 31, 2021. The growth in interest income on loans held-for-investment is due to growth in loan balances and was partially offset by a 23 basis point decrease in the yield on loans in the three months ended March 31, 2022, compared to the same period in 2021. Interest income from investment securities increased period over period, due to a combination of an eight basis point increase in yield related to rising market interest rates, as well as an $84.5 million increase in average balances, period over period.
Average interest-bearing liabilities increased $0.1 billion, or 4.1%, for the three months ended March 31, 2022, compared to the same period in 2021. Average interest-bearing deposits increased $0.2 billion, or 6.1%, in the three months ended March 31, 2022, compared to the same period in 2021, and was the primary driver of the growth in average interest-bearing liabilities. We also saw growth in noninterest-bearing deposits of $0.4 billion, or 40.2%, for the three months ended March 31, 2022, compared to the same period in 2021.
Our net interest margin was 3.08% for the three months ended March 31, 2022, compared to 3.21% for the same period in 2021, a decrease of 13 basis points. While our total cost of funds declined by ten basis points for the period ended March 31, 2022, compared to the same period in 2021, we also experienced a 26 basis point decline in yield from earning assets over the same period. Our earning asset yield was negatively impacted by the $0.2 billion increase in interest-bearing cash balances, compared to the prior year period, from the heightened level of overall liquidity in the marketplace.
The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods presented. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

As of and for the three months ended March 31,:

	2022			2021
(In thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest Earning Assets
Loans held-for-sale	$60,895	$694	4.56%	$150,318	$1,103	2.98%
Loans held-for-investment (1)	4,123,920	41,164	3.99%	3,767,317	39,156	4.22%
Investment securities	582,333	2,275	1.56%	497,877	1,815	1.48%
Interest-bearing cash and other assets	592,478	528	0.36%	379,695	372	0.40%
Total earning assets	5,359,626	44,661	3.33%	4,795,207	42,446	3.59%
Other assets	314,044			280,335
Total assets	$5,673,670			$5,075,542

Interest-bearing liabilities
Demand and NOW deposits	$223,020	$124	0.22%	$256,893	$211	0.33%
Savings deposits	468,713	91	0.08%	456,926	120	0.13%
Money market deposits	2,306,638	840	0.15%	2,049,918	1,131	0.22%
Certificates of deposits	317,948	519	0.65%	361,656	942	1.06%
Total deposits	3,316,319	1,574	0.19%	3,125,393	2,404	0.31%
Repurchase agreements	71,425	8	0.04%	130,008	18	0.06%
Total deposits and repurchase agreements	3,387,744	1,582	0.19%	3,255,401	2,422	0.30%
FHLB borrowings	40,229	148	1.48%	50,308	457	3.69%
Other long-term borrowings	86,191	1,646	7.63%	68,509	1,150	6.80%
Total interest-bearing liabilities	3,514,164	3,376	0.38%	3,374,218	4,029	0.48%
Noninterest-bearing deposits	1,566,088			1,117,388
Other liabilities	69,000			83,374
Stockholders’ equity	524,418			500,562
Total liabilities and stockholders’ equity	$5,673,670			$5,075,542

Net interest income		$41,285			$38,417
Net interest spread		2.95%			3.11%
Net interest margin		3.08%			3.21%
Net interest margin (on an FTE basis)		3.17%			3.33%
(1) Includes nonaccrual loans

Rate-Volume Analysis
The table below presents the effect of volume and rate changes on interest income and expense. Changes in volume are changes in the average balance multiplied by the previous period’s average rate. Changes in rate are changes in the average rate multiplied by the average balance from the previous period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the three months ended March 31,
	2022 Versus 2021 Increase (Decrease) Due to:
(In thousands)	Rate	Volume	Total
Interest Earning Assets
Loans held-for-sale	$257	$(666)	$(409)
Loans held-for-investment	(1,750)	3,758	2,008
Investment securities	148	312	460
Interest-bearing cash	(56)	212	156
Total earning assets	(1,401)	3,616	2,215

Interest-bearing liabilities
Demand and NOW deposits	(60)	(27)	(87)
Savings deposits	(60)	31	(29)
Money market deposits	(404)	113	(291)
Certificates of deposits	(308)	(115)	(423)
Total deposits	(832)	2	(830)
Repurchase agreements	(2)	(8)	(10)
Total deposits and repurchase agreements	(834)	(6)	(840)
FHLB borrowings	(216)	(93)	(309)
Other long-term borrowings	194	302	496
Total interest-bearing liabilities	(856)	203	(653)

Net interest income	$(545)	$3,413	$2,868
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
We had a provision for loan losses of $3.7 million for the three months ended March 31, 2022, compared to a release of provision expense, or provision benefit of $0.4 million for the same period in 2021. The increase in the provision for loan losses was due to loan growth, primarily in commercial and industrial loans and residential real estate loans resulting in a $306.7 million increase in loan balances, excluding PPP loan balances during the three months ended March 31, 2022, compared to the same period in 2021. This increase was partially offset by positive changes in certain environmental factors that resulted from sustained improvement in economic conditions.

Noninterest Income
The following table presents noninterest income:

	For the three months ended March 31,
(In thousands)	2022	2021
Service charges on deposit accounts	$3,925	$2,543
Credit and debit card fees	2,415	2,124
Trust and investment advisory fees	1,947	1,905
Income from mortgage banking services, net	14,561	25,057
Other	845	2,252
Total noninterest income	$23,693	$33,881
Our noninterest income decreased $10.2 million to $23.7 million for the three months ended March 31, 2022 from $33.9 million for the same period in 2021, primarily due to a decrease in income from mortgage banking services.
Service charges on deposit accounts includes overdraft and non-sufficient funds charges, treasury management services provided to our business customers, and other maintenance fees on deposit accounts. For the three months ended March 31, 2022, service charges on deposit accounts increased $1.4 million, compared to the same period in 2021, primarily due to increased treasury management service fee income which increased by $0.6 million, compared to the same period in 2021.
Credit and debit card fees represent interchange income from credit and debit card activity and referral fees earned from processing fees on card transactions at our business customers. Credit and debit card fees increased $0.3 million for the three months ended March 31, 2022 compared to the same period in 2021, due primarily to increased card transaction volumes.
Trust and investment advisory fees represent fees we receive in connection with our investment advisory and custodial management services of investment accounts. Trust and investment advisory fees were flat for the three months ended March 31, 2022 and 2021.
For the three months ended March 31, 2022, income from mortgage banking services decreased $10.5 million, compared to the same period in 2021, primarily due to a decline in revenue related to net gain on sales and fees from loan originations, including fair value changes in the held-for-sale portfolio and hedging activity, which decreased $14.3 million for the three months ended March 31, 2022, compared to the same period in 2021. Total loan originations were $0.5 billion for the three months ended March 31, 2022, a decline of $176.2 million from $0.7 billion for the same period in 2021. We retain servicing rights on the majority of mortgage loans that we sell, driving the increase in servicing income of $0.4 million from $2.9 million for the three months ended March 31, 2021 to $3.3 million for the three months ended March 31, 2022. MSR capitalization and changes in fair value, net of derivative activity, increased $3.4 million in the three months ended March 31, 2022, compared to the same period in 2021. The increase in revenue related to our MSRs was primarily the result of changes in market interest rates and our corresponding hedging positions. We recognize fair value adjustments to our MSR asset, which includes changes in assumptions to the valuation model and pay-offs and pay-downs of the MSR portfolio. We also maintain a hedging strategy to manage a portion of the risk associated with changes in the fair value of our MSR portfolio. Changes in fair value of the derivative instruments used to economically hedge the MSRs are also included as a component of income from mortgage banking services. Due to a number of factors, including rising interest rates, low inventory in the housing market, lower refinance volumes and a decrease in margin on loans sales, we do not expect revenue from mortgage banking activities to continue at levels seen in the prior year which will reduce the amount of income from mortgage banking services, net recorded in future periods in comparison to prior periods.
The components of mortgage banking income were as follows:

	For the three months ended March 31,
(In thousands)	2022	2021
Net sale gains and fees from mortgage loan originations including loans held-for-sale changes in fair value and hedging	$7,055	$21,365
Mortgage servicing income	3,308	2,907
MSR capitalization and changes in fair value, net of derivative activity	4,198	785
Income from mortgage banking services, net	$14,561	$25,057

Other noninterest income decreased $1.4 million for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to certain loan-related fee income streams such as loan syndication fee income and customer accommodation interest rate swap fees and changes in fair value.
Noninterest Expense
The following table presents noninterest expense:

	For the three months ended March 31,
(In thousands)	2022	2021
Salary and employee benefits	$34,225	$38,619
Occupancy and equipment	6,833	6,697
Amortization of intangible assets	327	354
Merger related expenses	303	—
Other	10,779	9,510
Total noninterest expenses	$52,467	$55,180
Our noninterest expenses decreased $2.7 million to $52.5 million for the three months ended March 31, 2022, from $55.2 million for the same period in 2021, primarily due to decreases of $4.4 million in salary and employee benefits expense partially offset by an increase of $1.3 million in other expenses in the three months ended March 31, 2022.
The decrease in our salary and employee benefits expense for the three months ended March 31, 2022, compared to the same period in 2021, was driven by the decrease in commissions paid to our mortgage loan officers related to decreased mortgage origination activity during the period ended March 31, 2022.
We incurred merger related expenses of $0.3 million for the three months ended March 31, 2022, related to our merger with Pioneer that was completed on April 1, 2022. We had no merger related expenses in the three months ended March 31, 2021.
Other noninterest expenses increased $1.3 million for the three months ended March 31, 2022, compared to the same period in 2021. This increase was primarily caused by a $0.4 million increase in travel and entertainment expenses as we continue to move away from limitations related to the COVID-19 pandemic, a $0.3 million increase in FDIC insurance costs as the Small Bank FDIC Assessment Credit was fully utilized in 2021, and a $0.3 million increase in professional service fees.
Income Taxes
We had income tax expense for the three months ended March 31, 2022 of $1.1 million, compared to $3.1 million for the same period in 2021. The decrease in income tax expense was primarily due to our decreased income during the period ended March 31, 2022. Our effective tax rate was 13.0% for the three months ended March 31, 2022, compared to 17.9% for the same period in 2021.
Financial Condition
Balance Sheet
Our total assets were $5.7 billion at March 31, 2022 and December 31, 2021, respectively. Our total loans held-for-investment, net of deferred fees, costs, premiums and discounts were $4.3 billion at March 31, 2022, an increase of $277.9 million from December 31, 2021.
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

Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no trading securities in our investment portfolio as of March 31, 2022 and December 31, 2021. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest.
Our securities available-for-sale decreased by $15.8 million to $556.7 million at March 31, 2022, primarily due to unrealized losses resulting from the rising interest rate environment. During the period ended March 31, 2022, the securities held-to-maturity paid down resulting in a decrease of $1.2 million to $16.8 million.
The following table is a summary of our investment portfolio as of:

	March 31, 2022		December 31, 2021
(In thousands)	Carrying Amount	% of Portfolio	Carrying Amount	% of Portfolio
Available-for-sale:
U.S. treasury	$50,422	9.1%	$35,185	6.1%
U.S. agency	4,876	0.9%	5,919	1.0%
Obligations of states and political subdivisions	3,246	0.5%	3,789	0.7%
Mortgage backed - residential	129,068	23.2%	138,677	24.2%
Collateralized mortgage obligations	226,314	40.7%	235,784	41.2%
Mortgage backed - commercial	142,797	25.6%	153,147	26.8%
Total available-for-sale	$556,723	100.0%	$572,501	100.0%

Held-to-maturity:
U.S. agency	—	—%	—	—%
Obligations of states and political subdivisions	712	4.3%	716	4.0%
Mortgage backed - residential	10,217	60.8%	10,750	59.7%
Collateralized mortgage obligations	5,870	34.9%	6,541	36.3%
Total held-to-maturity	$16,799	100.0%	$18,007	100.0%
The following tables show the weighted average yield to average life of each category of investment securities for the three months ended March 31, 2022:

(In thousands)	One year or less		One to five years		Five to ten years		After ten years
	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield
Available-for-sale:
U.S. treasury	$—	—%	$17,395	1.47%	$33,027	1.29%	$—	—%
U.S. agency	—	—%	2,833	1.81%	2,043	1.43%	—	—%
Obligations of states and political subdivisions	—	—%	—	—%	502	1.50%	2,744	2.10%
Mortgage backed - residential	463	0.33%	66,907	1.97%	29,198	1.61%	32,500	2.06%
Collateralized mortgage obligations	5,827	1.75%	167,478	1.31%	19,004	1.49%	34,005	1.41%
Mortgage backed - commercial	2,073	2.18%	40,239	1.57%	87,012	1.96%	13,473	2.86%
Total available-for-sale	$8,363	1.78%	$294,852	1.51%	$170,786	1.71%	$82,722	1.93%

Held-to-maturity:
Obligations of states and political subdivisions	—	—%	712	1.55%	—	—%	—	—%
Mortgage backed - residential	—	—%	6,260	2.47%	22	5.93%	3,935	3.24%
Collateralized mortgage obligations	607	1.10%	5,263	2.11%	—	—%	—	—%
Total held-to-maturity	$607	1.10%	$12,235	2.26%	$22	5.93%	$3,935	3.24%

Loans
Our loan portfolio represents a broad range of borrowers primarily in our markets in Kansas, Colorado, New Mexico, Texas, and Arizona, comprised of commercial, commercial real estate, residential real estate and consumer financing loans. We have a diversified portfolio across a variety of industries, and the portfolio is generally centered in the states in which we have branch offices.
Total loans, net of deferred origination fees, as of March 31, 2022 and December 31, 2021 were $4.3 billion and $4.0 billion, respectively. The commercial loan portfolio included PPP loans outstanding of $38.0 million and $66.7 million at March 31, 2022 and December 31, 2021, respectively.
The following table sets forth the composition of our loan portfolio, as of:

	March 31, 2022		December 31, 2021
(In thousands)	Amount	% of total loans	Amount	% of total loans
Commercial	$2,515,203	58.3%	$2,407,888	59.6%
Commercial real estate	1,214,505	28.1%	1,174,242	29.1%
Residential real estate	567,342	13.1%	437,017	10.8%
Consumer	17,981	0.5%	17,976	0.4%
Total loans	$4,315,031	100.0%	$4,037,123	100.0%
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
We have originated loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Loans covered by the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amounts is expected to be fully guaranteed by the SBA. Refer to the 2021 Form 10-K for additional details.
During the three months ended March 31, 2022, we recognized approximately $0.9 million in PPP loan related deferred processing fees (net of amortization of related deferred origination costs) as a yield adjustment and this amount is included in interest income on loans. During the three months ended March 31, 2021, we recognized approximately $3.5 million in PPP loan related deferred net processing fees. As a result of the inclusion of these net fees in interest income, the average yield on PPP loans was 6.7% during the three months ended March 31, 2022, and 6.0% during the three months ended March 31, 2021, compared to the stated interest rate of 1.0% on these loans. PPP related deferred processing fees and deferred origination costs are not expected to significantly impact interest income on loans in future periods.

Maturities and Sensitivity of Loans to Changes in Interest Rates
The information in the following tables is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following tables summarize the loan maturity distribution by type and related interest rate characteristics as of March 31, 2022:

(In thousands)	One year or less	After one through five years	After five through 15 years	After 15 years	Total
Commercial	$218,159	$1,321,482	$768,864	$206,698	$2,515,203
Commercial real estate	123,584	605,727	483,413	1,781	1,214,505
Residential real estate	25,456	62,382	83,465	396,039	567,342
Consumer	7,542	10,120	319	—	17,981
Total loans	$374,741	$1,999,711	$1,336,061	$604,518	$4,315,031

(In thousands)	One year or less	After one through five years	After five through 15 years	After 15 years	Total	Total Loans Maturing After 1 Year
Loans maturing with:
Fixed interest rates
Commercial	$74,613	$523,450	$681,839	$181,163	$1,461,065	$1,386,452
Commercial real estate	75,352	410,266	184,551	1,300	671,469	596,117
Residential real estate	24,721	50,600	51,296	160,793	287,410	262,689
Consumer	6,405	7,100	181	—	13,686	7,281
Total fixed interest rate loans	$181,091	$991,416	$917,867	$343,256	$2,433,630	$2,252,539
Floating or adjustable interest rates
Commercial	$143,546	$798,032	$87,025	$25,535	$1,054,138	$910,592
Commercial real estate	48,232	195,461	298,862	481	543,036	494,804
Residential real estate	735	11,782	32,169	235,246	279,932	279,197
Consumer	1,137	3,020	138	—	4,295	3,158
Total floating or adjustable interest rate loans	$193,650	$1,008,295	$418,194	$261,262	$1,881,401	$1,687,751
Total loans	$374,741	$1,999,711	$1,336,061	$604,518	$4,315,031	$3,940,290
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

The following table presents, by loan type, the changes in the allowance for loan losses:

	For the three months ended March 31,
(In thousands)	2022	2021
Balance, beginning of period	$47,547	$47,766
Loan charge-offs:
Commercial	(1,003)	(208)
Commercial real estate	—	—
Residential real estate	—	(2)
Consumer	(26)	(53)
Total loan charge-offs	(1,029)	(263)
Recoveries of loans previously charged-off:
Commercial	177	36
Commercial real estate	—	9
Residential real estate	98	4
Consumer	16	12
Total loan recoveries	291	61
Net charge-offs	(738)	(202)
Provision for loan losses	3,700	(350)
Balance, end of period	$50,509	$47,214
Allowance for loan losses to total loans	1.17%	1.28%
Ratio of net charge-offs to average loans outstanding	0.07%	0.02%
The following table presents net charge-offs (recoveries) to average loans outstanding by loan category:

	For the three months ended March 31,
(In thousands)	2022	2021
Commercial	0.13%	0.03%
Commercial real estate	—%	—%
Residential real estate	(0.10)%	—%
Consumer	0.22%	1.11%
Allocation of Allowance for Loan Losses
The following table presents the allocation of the allowance for loan losses by category and the percentage of the allocation of the allowance for loan losses by category to total loans listed as of:

	March 31, 2022		December 31, 2021
(In thousands)	Allowance Amount	% of loans in each category to total loans	Allowance Amount	% of loans in each category to total loans
Commercial	$34,712	58.3%	$33,277	59.6%
Commercial real estate	14,223	28.1%	12,899	29.1%
Residential real estate	1,342	13.1%	1,136	10.8%
Consumer	232	0.5%	235	0.4%
Total	$50,509	100.0%	$47,547	100.0%
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
The following table sets forth our nonperforming assets as of:

(In thousands)	March 31, 2022	December 31, 2021
Nonaccrual loans:
Commercial	$14,817	$16,492
Commercial real estate	4,736	4,781
Residential real estate	5,812	6,052
Consumer	—	2
Total nonaccrual loans	25,365	27,327
Accrual TDRs	6,002	6,450
Accrual loans greater than 90 days past due	—	1,061
Total nonperforming loans	31,367	34,838
Other real estate owned and foreclosed assets, net	5,162	5,487
Total nonperforming assets	$36,529	$40,325
Nonaccrual loans to total loans	0.59%	0.68%
Nonperforming loans to total loans (1)	0.73%	0.86%
Nonperforming assets to total assets (1)	0.64%	0.71%
Allowance for loan losses to nonaccrual loans	199.13%	173.99%
(1) Nonperforming loans include nonaccrual loans, accrual TDR’s, and accrual loans greater than 90 days past due.
Total nonperforming assets were $36.5 million as of March 31, 2022, compared to $40.3 million at December 31, 2021.

Deposits
Deposits represent our primary source of funds. We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. Total deposits increased by $0.1 billion to $4.9 billion at March 31, 2022, compared to December 31, 2021. Deposit growth over this period occurred across all of the states in our footprint including Kansas, New Mexico and Colorado, as well as in our newer markets in Arizona and Texas.
The following table sets forth the average balance amounts and the average rates paid on deposits held by us:

	For the three months ended March 31,
	2022		2021
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand deposit accounts	$1,566,088	—%	$1,117,388	—%
Interest-bearing deposit accounts:
Interest-bearing demand accounts	181,812	0.21%	256,893	0.33%
Savings accounts and money market accounts	2,775,351	0.13%	456,926	0.13%
NOW accounts	41,208	0.29%	2,049,918	0.22%
Certificate of deposit accounts	317,948	0.65%	361,656	1.06%
Total interest-bearing deposit accounts	3,316,319	0.19%	3,125,393	0.31%
Total deposits	$4,882,407	0.13%	$4,242,781	0.23%
As of March 31, 2022 and December 31, 2021, approximately $2.5 billion, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.
Liquidity
Liquidity refers to our ability to maintain cash flow that is adequate to fund operations, support asset growth, maintain reserve requirements and meet present and future obligations of deposit withdrawals, lending obligations and other contractual obligations.
FirstSun (Parent Company)
FirstSun has routine funding requirements consisting primarily of operating expenses, debt service, and funds used for acquisitions. FirstSun can obtain funding to meet its obligations from dividends collected from its subsidiaries, primarily the Bank, and through the issuance of varying forms of debt. At March 31, 2022, FirstSun has cash and cash equivalents of $27.0 million and debt outstanding of $92.8 million. Management believes FirstSun has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The Bank may declare dividends without prior regulatory approval that do not exceed the total of retained net income for the current year combined with its retained net income for the preceding two years, subject to maintenance of minimum capital requirements. Prior regulatory approval to pay dividends was not required in 2021 or 2022 and is not currently required. At March 31, 2022, the Bank could pay dividends to FirstSun of approximately $109.0 million without prior regulatory approval.
Bank
As more fully discussed in our 2021 Form 10-K, we continuously monitor our liquidity position and make adjustments to the balance between sources and uses of funds as we deem appropriate. At March 31, 2022, our liquid assets, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $405.5 million, or 7.1% of total assets, compared to $583.0 million, or 10.3% of total assets, at December 31, 2021. The decrease in our liquid assets was primarily due to a decrease in cash held at the Federal Reserve. Our available-for-sale securities at March 31, 2022 were $556.7 million, or 9.7% of total assets, compared to $572.5 million, or 10.1% of total assets, at December 31, 2021. Investment securities with an aggregate carrying value of $486.4 million and $465.7 million at March 31, 2022 and December 31, 2021, respectively, were pledged to secure public deposits and repurchase agreements. The increase in our pledged securities was due to increases in public funds and repurchase agreements.

The liability portion of our balance sheet serves as a primary source of liquidity. We plan to meet our future cash needs primarily through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At March 31, 2022, customer deposits, excluding brokered deposits and certificates of deposit greater than $250,000, were 108.8% of net loans, compared with 113.2% at December 31, 2021. For additional information related to our deposits, see the Deposits section above. We are also a member of the FHLB, from which we can borrow for leverage or liquidity purposes. The FHLB requires that securities and qualifying loans be pledged to secure any advances. At March 31, 2022, we had $40.0 million in advances from the FHLB and a remaining credit availability of $736.1 million. In addition, we maintain a $7.8 million line with the Federal Reserve Bank’s discount window that is secured by certain loans from our loan portfolio.
Management believes the Bank has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Capital
Stockholders’ equity at March 31, 2022 was $515.5 million, compared to $524.0 million at December 31, 2021, a decrease of $8.5 million, or 1.6%. The decrease in stockholders’ equity relates to a decline in accumulated other comprehensive income (loss), net, for unrealized losses in our available-for-sale securities portfolio resulting from the rising interest rate environment.
Capital Adequacy
We are subject to various regulatory capital requirements administered by the federal banking agencies. Management routinely analyzes our capital to seek to ensure an optimized capital structure. For further information on capital adequacy see Note 13 - Regulatory Capital Matters to the consolidated financial statements.
Material Contractual Obligations, Commitments, and Contingent Liabilities
We have entered into contractual obligations in the normal course of business that involve elements of credit risk, interest rate risk and liquidity risk.
The following table summarizes our material contractual obligations as of March 31, 2022. Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.

(In thousands)	Note Reference	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Deposits:
Deposits without a stated maturity	7	$4,634,867	$4,634,867	$—	$—	$—
Certificates of deposit	7	311,615	216,178	73,262	18,639	3,536
Securities sold under agreements to repurchase	8	69,627	69,627	—	—	—
Short-term debt:
FHLB LOC	9	—	—	—	—	—
Long-term debt:
FHLB term advances	9	40,000	10,000	—	20,000	10,000
Convertible notes payable (1)	9	13,924	5,963	7,960	—	—
Subordinated debt	9	78,919	—	—	—	78,919
Operating leases	16	34,388	5,531	13,580	9,402	5,875
(1) On April 11, 2022, we paid off $5,963 of the convertible notes at par. This payoff is recognized in the less than 1 year column of our commitments table. For further information see Note 9 - Debt to the consolidated financial statements.

We are party to various derivative contracts as a means to manage the balance sheet and our related exposure to changes in interest rates, to manage our residential real estate loan origination and sale activity, and to provide derivative contracts to our clients. Since the derivative liabilities recorded on the balance sheet change frequently and do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above. Further discussion of derivative instruments is included in Note 6 - Derivative Financial Instruments to the consolidated financial statements.

In the normal course of business, various legal actions and proceedings are pending against us and our affiliates which are incidental to the business in which they are engaged. Further discussion of contingent liabilities is included in Note 16 - Commitments and Contingencies to the consolidated financial statements.
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contractual or notional amounts of those instruments reflect the extent of involvement we have in particular classes of financial instruments. Further discussion of contingent liabilities is included in Note 16 - Commitments and Contingencies to the consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to the discussion of market risks included in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the 2021 Form 10-K. There has been no material change in the types of market risks we face since December 31, 2021.
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

	% Change in Net Interest Income As of		% Change in Economic Value of Equity As of
Changes in Interest Rate (Basis Points)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
+300	22.1%	24.9%	(2.9)%	(3.2)%
+200	15.1%	16.9%	(1.6)%	(1.9)%
+100	7.7%	8.4%	(0.7)%	(1.1)%
Base	—%	—%	—%	—%
-100	(3.7)%	(0.6)%	(1.4)%	1.2%
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the three months ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part I - Financial Information
Item 1. Legal Proceedings
FirstSun and its subsidiaries are from time to time subject to claims and litigation arising in the ordinary course of business. For further information regarding legal proceedings, see Note 16 - Commitments and Contingencies in our unaudited consolidated financial statements contained in this report. One or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention and may materially adversely affect our reputation, even if resolved in our favor.
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in the 2021 Form 10-K filed with the SEC on March 25, 2022. Our business involves significant risks. You should carefully consider the risks and uncertainties described in the 2021 Form 10-K, together with our audited consolidated financial statements and footnotes therein, as well as all of the other information in this Quarterly Report on Form 10-Q. The risks and uncertainties described in our 2021 Form 10-K are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities or issuer purchases of equity securities during the first quarter of 2022.
Item 3. Defaults Upon Senior Securities

None
Item 4. Mine Safety Disclosures

Not applicable
Item 5. Other Information
Given the timing of the following event, the following information is included in this Quarterly Report on Form 10-Q pursuant to Item 5.07 of Form 8-K, “Submission of Matters to a Vote of Security Holders” in lieu of filing a Form 8-K.

On May 11, 2022, FirstSun held its 2022 Annual Meeting of Stockholders (the “Annual Meeting”), at which our stockholders voted on one proposal—the election of three Class II directors to serve a three-year term expiring at our annual meeting in 2025 and until their successors are duly elected and qualified.

The stockholders elected each of the Class II director nominees, and the result of the vote taken at the Annual Meeting was as follows:

Class II Director Nominees	Votes For	Withheld Authority	Broker Non-Votes
Kevin T. Hammond	16,638,903	—	—
David W. Levy	16,638,903	—	—
Diane L. Merdian	16,638,903	—	—

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	FirstSun Capital Bancorp Long-Term Incentive Plan, effective April 1, 2022 (incorporated by reference to Exhibit 10.14 of FirstSun’s Annual Report on Form 10-K filed on March 25, 2022).

10.2	Form of FirstSun Capital Bancorp Long-Term Incentive Plan Award Agreement (incorporated by reference to Exhibit 10.15 of FirstSun’s Annual Report on Form 10-K filed on March 25, 2022).

10.3
Agreement and General Release dated March 24, 2022 between Mollie Hale Carter and FirstSun Capital Bancorp (incorporated by reference to Exhibit 10.16 of FirstSun’s Annual Report on Form 10-K filed on March 25, 2022).

10.4
Amended and Restated Employment Agreement dated as of March 24, 2022 by and among Neal E. Arnold, FirstSun Capital Bancorp and Sunflower Bank, N.A. (incorporated by reference to Exhibit 10.17 of FirstSun’s Annual Report on Form 10-K filed on March 25, 2022).

10.5
2022 Amendment to Amended and Restated Employment Agreement dated as of March 24, 2022 by and among Robert A. Cafera, Jr., FirstSun Capital Bancorp and Sunflower Bank, N.A. (incorporated by reference to Exhibit 10.18 of FirstSun’s Annual Report on Form 10-K filed on March 25, 2022).

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of (Loss) Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTSUN CAPITAL BANCORP
(Registrant)
/s/ Neal E. Arnold

Date:	May 12, 2022
Neal E. Arnold
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Robert A. Cafera, Jr.

Date:	May 12, 2022
Robert A. Cafera, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
/s/ Joel Murray

Date:	May 12, 2022
Joel Murray
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)