Form 10-Q
period 2022-06-30
FIRSTSUN CAPITAL BANCORP
filed 2022-08-12
CIK 1709442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 11, 2022, there were approximately 24,877,718 shares of the registrant’s common stock outstanding.

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
•the integration of the business and operations of Pioneer, which may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results relating to our existing business;
•the potential impact of the merger on relationships with third parties, including customers, vendors, employees and competitors;
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
•the continuing impact of COVID-19 and its variants on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy, and the resulting effect of these items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
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
•the adverse effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics (including COVID-19), war or terrorist activities (including the war in Ukraine), essential utility outages, climate change, deterioration in the global economy, instability in the credit markets, disruptions in our customers’ supply chains or disruption in transportation;
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

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Balance Sheets
As of

	(Unaudited)
(In thousands, except par and share amounts)	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$510,701	$668,462
Securities available-for-sale	578,751	572,501
Securities held-to-maturity, fair value of $35,855 and $18,599, respectively	39,803	18,007
Loans held-for-sale, at fair value	61,253	103,939
Loans, net of allowance for loan losses of $56,077 and $47,547, respectively	5,331,851	3,989,576
Mortgage servicing rights, at fair value	66,047	47,392
Premises and equipment, net	89,674	53,147
Other real estate owned and foreclosed assets, net	5,391	5,487
Bank-owned life insurance	77,005	54,858
Restricted equity securities	27,839	16,239
Goodwill	93,483	33,050
Core deposits and other intangible assets, net	18,760	8,250
Accrued interest receivable	20,304	14,761
Deferred tax assets, net	55,483	23,030
Prepaid expenses and other assets	84,347	58,115
Total assets	$7,060,692	$5,666,814

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing accounts	$1,942,078	$1,566,113
Interest-bearing accounts	3,990,944	3,288,835
Total deposits	5,933,022	4,854,948
Securities sold under agreements to repurchase	70,838	92,093
Federal Home Loan Bank advances	159,968	40,000
Convertible notes payable, net	5,279	19,442
Subordinated debt, net	74,680	50,016
Accrued interest payable	2,731	2,369
Accrued expenses and other liabilities	86,632	83,908
Total liabilities	6,333,150	5,142,776

Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued or outstanding, respectively	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 24,850,954 and 19,903,342 shares issued; 24,850,954 and 18,346,288 shares outstanding, respectively	2	2
Additional paid-in capital	460,263	261,905
Treasury stock, — and 1,557,054 shares, respectively	—	(38,148)
Retained earnings	306,714	298,615
Accumulated other comprehensive income (loss), net	(39,437)	1,664
Total stockholders’ equity	727,542	524,038
Total liabilities and stockholders’ equity	$7,060,692	$5,666,814
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Income and Comprehensive (Loss) Income
For the three and six months ended June 30,
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Interest income:
Interest and fee income on loans:
Taxable	$53,749	$31,320	$90,640	$64,843
Tax exempt	4,836	6,405	9,803	13,141
Interest and dividend income on securities:
Taxable	3,340	1,873	5,611	3,685
Tax exempt	(7)	4	(3)	7
Other interest income	1,310	467	1,838	839
Total interest income	63,228	40,069	107,889	82,515
Interest expense:
Interest expense on deposits	2,172	2,349	3,746	4,753
Interest expense on securities sold under agreements to repurchase	15	18	23	36
Interest expense on other borrowed funds	2,456	1,302	4,250	2,909
Total interest expense	4,643	3,669	8,019	7,698
Net interest income	58,585	36,400	99,870	74,817
Provision for (reversal of) loan losses	5,000	(1,400)	8,700	(1,750)
Net interest income after provision for (reversal of) loan losses	53,585	37,800	91,170	76,567
Noninterest income:
Service charges on deposit accounts	4,379	2,645	8,304	5,188
Credit and debit card fees	2,990	2,544	5,405	4,668
Trust and investment advisory fees	1,909	1,992	3,856	3,897
Income from mortgage banking services, net	11,671	22,936	26,232	47,993
Gain (loss) on other real estate owned and foreclosed assets activity, net	(11)	498	9	498
Other noninterest income	1,364	1,668	2,189	3,920
Total noninterest income	22,302	32,283	45,995	66,164
Noninterest expense:
Salary and employee benefits	35,248	38,449	69,473	77,068
Occupancy and equipment	7,753	6,527	14,586	13,224
Amortization of intangible assets	935	354	1,262	708
Merger related expenses	18,448	1,279	18,751	1,279
Other noninterest expenses	13,284	10,015	24,063	19,525
Total noninterest expense	75,668	56,624	128,135	111,804
Income before income taxes	219	13,459	9,030	30,927
Provision for (benefit from) income taxes	(211)	2,178	931	5,308
Net income	$430	$11,281	$8,099	$25,619
Other comprehensive income (loss), net of tax:
Gain (loss) on securities available-for-sale	(25,867)	864	(42,199)	(1,977)
Gain on fair value hedges of securities available-for-sale	1,098	—	1,098	—
Other comprehensive income (loss), net of tax	(24,769)	864	(41,101)	(1,977)
Comprehensive income (loss)	$(24,339)	$12,145	$(33,002)	$23,642

Earnings per share:
Net income available to common stockholders	$430	$11,281	$8,099	$25,619
Basic	$0.02	$0.62	$0.38	$1.40
Diluted	$0.02	$0.60	$0.36	$1.37
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the three months ended June 30,
(Unaudited)

(in thousands, except share amounts)	Issued shares of common stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
2022
Balance, beginning of period	19,903,342	$2	$262,071	$(38,148)	$306,284	$(14,668)	$515,541
Merger with Pioneer Bancshares, Inc. (issuance of treasury stock 1,557,054 shares)	4,910,412	—	197,946	38,148	—	—	236,094
Issuance of common stock on restricted stock grants	11,344	—	67	—	—	—	67
Stock option exercise	25,856	—	(208)	—	—	—	(208)
Share-based compensation, net of forfeitures	—	—	387	—	—	—	387
Net income	—	—	—	—	430	—	430
Other comprehensive income (loss)	—	—	—	—	—	(24,769)	(24,769)
Balance, end of period	24,850,954	$2	$460,263	$—	$306,714	$(39,437)	$727,542

2021
Balance, beginning of period	19,878,713	$2	$259,940	$(38,148)	$269,789	$6,278	$497,861
Share-based compensation, net of forfeitures	—	—	576	—	—	—	576
Net income	—	—	—	—	11,281	—	11,281
Other comprehensive income (loss)	—	—	—	—	—	864	864
Balance, end of period	19,878,713	$2	$260,516	$(38,148)	$281,070	$7,142	$510,582
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Stockholders’ Equity (continued)
For the six months ended June 30,
(Unaudited)

(in thousands, except share amounts)	Issued shares of common stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
2022
Balance, beginning of period	19,903,342	$2	$261,905	$(38,148)	$298,615	$1,664	$524,038
Merger with Pioneer Bancshares, Inc. (issuance of treasury stock 1,557,054 shares)	4,910,412	—	197,946	38,148	—	—	236,094
Issuance of common stock on restricted stock grants	11,344	—	67	—	—	—	67
Stock option exercise	25,856	—	(208)	—	—	—	(208)
Share-based compensation, net of forfeitures	—	—	553	—	—	—	553
Net income	—	—	—	—	8,099	—	8,099
Other comprehensive income (loss)	—	—	—	—	—	(41,101)	(41,101)
Balance, end of period	24,850,954	$2	$460,263	$—	$306,714	$(39,437)	$727,542

2021
Balance, beginning of period	19,878,713	$2	$259,363	$(38,148)	$255,451	$9,119	$485,787
Share-based compensation, net of forfeitures	—	—	1,153	—	—	—	1,153
Net income	—	—	—	—	25,619	—	25,619
Other comprehensive income (loss)	—	—	—	—	—	(1,977)	(1,977)
Balance, end of period	19,878,713	$2	$260,516	$(38,148)	$281,070	$7,142	$510,582
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Cash Flows
For the six months ended June 30,
(Unaudited)

(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$8,099	$25,619
Adjustments to reconcile income to net cash provided by operating activities:
Provision for (reversal of) loan losses	8,700	(1,750)
Depreciation	3,385	3,179
Deferred tax expense	—	(272)
Amortization of net premium on securities	1,226	1,818
Accretion of net discount on acquired loans	(1,104)	(849)
Amortization of deferred loan origination fees and costs	1,689	956
Amortization of core deposits and other intangible assets	1,262	708
Amortization of software implementation costs	437	601
Amortization of premium on acquired deposits	(396)	(34)
Accretion discount on subordinated debt	127	129
Amortization of issuance costs on subordinated debt	71	47
Accretion of discount on convertible notes payable	1,055	373
Accretion of discount on Federal Home Loan Bank advances	44	—
Increase in cash surrender value of bank-owned life insurance	(765)	(633)
Impairment of premises and equipment	720	23
Impairment of other real estate owned and foreclosed assets	21	93
Federal Home Loan Bank stock dividends	(136)	(219)
Share-based compensation expense	620	1,153
(Increase) decrease in fair value of mortgage servicing rights	(10,463)	1,530
Net loss on disposal of premises and equipment	84	44
Net gain on other real estate owned and foreclosed assets activity	(9)	(498)
Net gain on sales of loans held-for-sale	(9,990)	(37,291)
Origination of loans held-for-sale	(616,115)	(1,223,657)
Proceeds from sales of loans held-for-sale	663,522	1,304,682
Changes in operating assets and liabilities:
Accrued interest receivable	(1,595)	817
Prepaid expenses and other assets	(18,504)	(2,716)
Accrued interest payable	(45)	(1,346)
Accrued expenses and other liabilities	747	(19,983)
Deferred tax assets	669	—
Net cash provided by operating activities	$33,356	$52,524
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Cash Flows (continued)
For the six months ended June 30,
(Unaudited)

(In thousands)	2022	2021
Cash flows from operating activities: (previous page)	$33,356	$52,524

Cash flows from investing activities:
Cash acquired in excess of cash paid in connection with Pioneer merger	444,541	—
Proceeds from maturities of held-to-maturity securities	2,359	10,080
Purchases of available-for-sale securities	(66,606)	(113,599)
Proceeds from sale or maturities of available-for-sale securities	136,952	72,122
Loan originations, net of repayments	(540,552)	47,695
Purchases of premises and equipment	(1,058)	(1,709)
Proceeds from the sale of premises and equipment	2	1,370
Proceeds from sales of other real estate owned and foreclosed assets	713	910
Purchases of restricted equity securities	(10,575)	(33)
Proceeds from the sale or redemption of restricted equity securities	8,432	5,612
Purchase of other investments	—	(36)
Proceeds from the sale or redemption of other investments	500	500
Net cash (used in) provided by investing activities	(25,292)	22,912

Cash flows from financing activities:
Net change in deposits	(113,611)	595,183
Net change in securities sold under agreements to repurchase	(21,255)	(1,586)
Repayments of Federal Home Loan Bank advances	(40,000)	(30,411)
Repayment of convertible notes payable	(15,217)	—
Proceeds from Subordinated debt	24,466	—
Proceeds from issuance of common stock, net of issuance costs	(208)	—
Net cash (used in) provided by financing activities	(165,825)	563,186
Net (decrease) increase in cash and cash equivalents	(157,761)	638,622
Cash and cash equivalents, beginning of period	668,462	201,978
Cash and cash equivalents, end of period	$510,701	$840,600

Supplemental disclosures of cash flow information:
Interest paid on deposits	$3,670	$4,869
Interest paid on borrowed funds	$4,557	$3,057
Cash paid for income taxes, net	$10,276	$4,930
Non-cash investing and financing activities:
Assets acquired from merger with Pioneer Bancshares, Inc.	$1,085,506	$—
Liabilities assumed from merger with Pioneer Bancshares, Inc.	$1,354,387	$—
Net change in unrealized loss on available-for-sale securities	$(55,860)	$(2,619)
Loan charge-offs	$2,112	$3,176
Loans transferred to other real estate owned and foreclosed assets	$291	$1,164
Mortgage servicing rights resulting from sale or securitization of mortgage loans	$8,192	$13,230
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
Business Combination - On April 1, 2022, FirstSun completed its previously announced merger with Pioneer Bancshares, Inc. (“Pioneer”). Under the Merger Agreement, a wholly-owned subsidiary of FirstSun, FSCB Merger Subsidiary, Inc., merged with and into Pioneer, with Pioneer continuing as the surviving entity and becoming a wholly-owned subsidiary of FirstSun (the “merger”). Immediately after the effective time of the merger (the “Effective Time”), Pioneer was merged with and into FirstSun, with FirstSun continuing as the surviving entity (the “second step merger”). Immediately following the completion of the second step merger, Pioneer’s wholly-owned subsidiary, Pioneer Bank, SSB, a Texas state savings bank, was merged with and into the Bank, with the Bank continuing as the surviving bank. Pursuant to the terms of the Merger Agreement, at the Effective Time, each Pioneer shareholder had the right to receive 1.0443 shares of FirstSun common stock, for each share of Pioneer common stock owned by the shareholder, with cash paid in lieu of fractional shares. Each outstanding share of FirstSun common stock remained outstanding and was unaffected by the merger. Further information is presented in Note 2 - Merger with Pioneer Bancshares, Inc.
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
Risks and Uncertainties - In the normal course of business, companies in the banking and mortgage industries encounter certain economic and regulatory risks. Economic risks include prepayment risk, market risk, interest rate risk, and credit risk. We are subject to interest rate risk to the extent that in a rising interest rate environment we may experience a decrease in loan production, as well as decreases in the value of mortgage loans held-for-sale and in commitments to originate loans, which may adversely impact our earnings. Credit risk is the risk of default that may result from the borrowers’ inability or unwillingness to make contractually required payments.
We generally sell loans to investors without recourse; therefore, the investors have assumed the risk of loss or default by the borrower. However, we are usually required by these investors to make certain standard representations and warranties relating to credit information, loan documentation, and collateral. To the extent that we do not comply with such representations, or there are early payment defaults, we may be required to repurchase the loans or indemnify these investors for any losses from borrower defaults. In addition, if loans pay off within a specified time frame, we may be required to refund a portion of the sales proceeds to the investors. We established reserves for potential losses related to these representations and warranties which are recorded within accrued expenses and other liabilities. In assessing the adequacy of the reserves, we evaluate various factors including actual write-offs during the period, historical loss experience, known delinquent and other problem loans, and economic trends and conditions in the industry. Further information is presented in Note 17 - Commitments and Contingencies.
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
NOTE 2 - Merger with Pioneer Bancshares, Inc.
As described under the title “Business Combination” in Note 1 - Organization and Basis of Presentation, we completed our merger with Pioneer on April 1, 2022. We accounted for the Pioneer merger under the acquisition method in accordance with ASC Topic 805, Business Combinations. Accordingly, the purchase price was allocated to the fair value of the assets acquired, including identifiable intangible assets, and the liabilities assumed as of the closing date of the merger. Goodwill resulting from the difference between the fair value of the assets acquired and the fair value of the liabilities assumed is not amortizable for book or tax purposes. This goodwill resulted from the combination of expected operational synergies, the increase in our market share in Texas and other factors. Although the merger was nontaxable, the merger gave rise to certain temporary differences for which deferred taxes have been recognized. The results of operations for the Pioneer merger have been included in our consolidated financial results beginning on the April 1, 2022 closing date.
Consideration
Under the terms of the Merger Agreement, each outstanding share of Pioneer common stock was converted into 1.0443 shares of FirstSun common stock (except for shareholders who properly exercised their dissenters’ rights) with cash paid in lieu of fractional shares. Accordingly, we issued 6,467,466 shares of our common stock to Pioneer shareholders in the merger valued at $230,760 based on a third party valuation of our common stock in accordance with ASC Topic 820, Fair Value Measurements as of the closing date. We also converted Pioneer stock options into 431,645 options to purchase shares of FirstSun common stock. This conversion was valued at $5,334. We also paid cash to certain Pioneer shareholders of $4,736. Total aggregate consideration paid in the Pioneer merger was $240,830.

Fair Value
We recorded the estimated fair value of assets acquired and liabilities assumed based on initial valuations at April 1, 2022. The determination of estimated fair value required management to make assumptions related to discount rates, expected future cash flows, market conditions and other future events that are subjective in nature and may require adjustments. Accordingly, these fair value estimates are considered preliminary as of June 30, 2022, and are subject to adjustment during the specified measurement period that ends at the earlier of (i) 12 months from the closing date of the merger, or (ii) as soon as we receive the information we are seeking about the facts and circumstances that existed as of the merger date or learn that more information is not available.

Estimated fair values of the assets acquired and liabilities assumed in this transaction are as follows:

April 1, 2022
Cash and cash equivalents	$449,278
Investment securities	157,859
Loans held-for-sale	2,923
Loans	811,300
Premises and equipment	39,935
Bank-owned life insurance	21,382
Restricted equity securities	9,320
Core deposits and other intangible assets	11,771
Accrued interest receivable	3,947
Deferred tax assets	19,752
Prepaid expenses and other assets	7,317
Total assets acquired	1,534,784

Deposits	1,192,081
Federal Home Loan Bank advances	159,924
Accrued interest payable	407
Accrued expenses and other liabilities	1,975
Total liabilities assumed	1,354,387
Fair value of net assets acquired	180,397
Purchase price	240,830
Goodwill	$60,433
Acquired loans and purchased credit impaired loans
Acquired loans were recorded at fair value based on a discounted cash flow valuation methodology that considered, among other things, projected default rates, loss given default rates and recovery rates. No allowance for loans losses was carried over from Pioneer.
We identified certain acquired loans as purchased credit impaired (PCI). PCI loan identification considered payment history and past due status, debt service coverage, loan grading, collateral values and other factors that may be an indication of a deterioration of credit quality since origination. Although we identified certain acquired loans as PCI, the amount was determined to be insignificant. The following table discloses the fair value and contractual value of loans acquired from Pioneer on April 1, 2022.

	Acquired Loans	Contractual Principal Balance
Commercial	$98,351	$98,752
Commercial real estate	509,173	516,341
Residential real estate	173,094	174,763
Consumer	30,682	31,982
Total fair value	$811,300	$821,838

NOTE 3 - Securities
The amortized cost, gross unrealized gains and losses, and fair values of available-for-sale and held-to-maturity debt securities by type follows as of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2022
Available-for-sale:
U.S. treasury	$62,031	$—	$(4,447)	$57,584
U.S. agency	4,202	—	(74)	4,128
Obligations of states and political subdivisions	29,894	—	(3,507)	26,387
Mortgage backed - residential	138,747	16	(14,871)	123,892
Collateralized mortgage obligations	242,827	—	(16,594)	226,233
Mortgage backed - commercial	137,943	—	(12,723)	125,220
Other debt	16,765	—	(1,458)	15,307
Total available-for-sale	$632,409	$16	$(53,674)	$578,751
Held-to-maturity:
Obligations of states and political subdivisions	$24,962	$—	$(3,158)	$21,804
Mortgage backed - residential	9,398	8	(561)	8,845
Collateralized mortgage obligations	5,443	—	(237)	5,206
Total held-to-maturity	$39,803	$8	$(3,956)	$35,855
December 31, 2021
Available-for-sale:
U.S. treasury	$35,400	$—	$(215)	$35,185
U.S. agency	6,019	—	(100)	5,919
Obligations of states and political subdivisions	3,979	—	(190)	3,789
Mortgage backed - residential	138,297	2,018	(1,638)	138,677
Collateralized mortgage obligations	236,282	1,441	(1,939)	235,784
Mortgage backed - commercial	150,322	3,424	(599)	153,147
Total available-for-sale	$570,299	$6,883	$(4,681)	$572,501
Held-to-maturity:
Obligations of states and political subdivisions	$716	$25	$—	$741
Mortgage backed - residential	10,750	390	—	11,140
Collateralized mortgage obligations	6,541	177	—	6,718
Total held-to-maturity	$18,007	$592	$—	$18,599
As of June 30, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Certain debt securities that have gross unrealized losses and have been in a continuous unrealized loss position for more than one year follows as of:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Number of Securities
June 30, 2022
Available-for-sale:
U.S. treasury	$57,584	$(4,447)	$—	$—	$57,584	$(4,447)	10
U.S. agency	—	—	4,128	(74)	4,128	(74)	7
Obligations of states and political subdivisions	25,847	(3,507)	—	—	25,847	(3,507)	18
Mortgage backed - residential	93,258	(8,660)	29,914	(6,211)	123,172	(14,871)	83
Collateralized mortgage obligations	226,159	(16,594)	—	—	226,159	(16,594)	66
Mortgage backed - commercial	110,225	(12,712)	14,995	(11)	125,220	(12,723)	23
Other debt	15,307	(1,458)	—	—	15,307	(1,458)	9
Total available-for-sale	$528,380	$(47,378)	$49,037	$(6,296)	$577,417	$(53,674)	216
Held-to-maturity:
Obligations of states and political subdivisions	$21,804	$(3,158)	$—	$—	$21,804	$(3,158)	8
Mortgage backed - residential	8,603	(561)	—	—	8,603	(561)	10
Collateralized mortgage obligations	5,206	(237)	—	—	5,206	(237)	5
Total held-to-maturity	$35,613	$(3,956)	$—	$—	$35,613	$(3,956)	23

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Number of Securities
December 31, 2021
Available-for-sale:
U.S. treasury	$35,185	$(215)	$—	$—	$35,185	$(215)	4
U.S. agency	—	—	5,919	(100)	5,919	(100)	7
Obligations of states and political subdivisions	3,232	(190)	—	—	3,232	(190)	2
Mortgage backed - residential	51,616	(530)	25,246	(1,108)	76,862	(1,638)	17
Collateralized mortgage obligations	115,877	(1,938)	193	(1)	116,070	(1,939)	16
Mortgage backed - commercial	32,872	(581)	24,170	(18)	57,042	(599)	5
Total available-for-sale	$238,782	$(3,454)	$55,528	$(1,227)	$294,310	$(4,681)	51
There were no held-to-maturity securities in an unrealized loss position as of December 31, 2021.
Estimated fair value is less than amortized cost primarily because of general economic conditions unrelated to the specific issuer. At June 30, 2022 and December 31, 2021, management does not believe these securities are other than temporarily impaired for the following reasons: there was no significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the issuer; there was no significant adverse change in the regulatory, economic, or technological environment of the issuer; and there was no significant adverse change in the general market condition of either the geographic area or the industry in which the issuer operates. Management has the ability and intends to hold these securities and it is likely that management will not be required to sell the securities prior to maturity or until such time as the full amount of investment principal will be returned.
The amortized cost and fair value of our debt securities by contractual maturity as of June 30, 2022 are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or earlier redemptions that may occur.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due within 1 year	$45	$45
Due after 1 year through 5 years	46,782	45,592
Due after 5 years through 10 years	176,411	160,048
Due after 10 years	409,171	373,066
Total available-for-sale	$632,409	$578,751
Held-to-maturity:
Due after 1 year through 5 years	$1,082	$1,046
Due after 5 years through 10 years	173	179
Due after 10 years	38,548	34,630
Total held-to-maturity	$39,803	$35,855
Securities with a carrying value of $509,301 and $465,665 were pledged to secure public deposits, securities sold under agreements to repurchase and borrowed funds at June 30, 2022 and December 31, 2021, respectively.
For the three and six months ended June 30, 2022, there were proceeds from the sale of securities of $81,016. No gain or loss was recognized for the three and six months ended June 30, 2022 as the securities sold were acquired at fair value on April 1, 2022 in the Pioneer merger and were sold on April 5, 2022. There were no proceeds from sales and calls of securities for the three and six months ended June 30, 2021.
NOTE 4 - Loans
Loans held-for-investment consist of the following as of:

	June 30, 2022	December 31, 2021
Commercial	$2,679,774	$2,414,787
Commercial real estate	1,760,670	1,176,973
Residential real estate	919,567	437,116
Consumer	45,718	17,766
Total loans	5,405,729	4,046,642
Deferred costs, fees, premiums, and discounts, net	(17,801)	(9,519)
Allowance for loan losses	(56,077)	(47,547)
Total loans, net	$5,331,851	$3,989,576
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. A provision in the CARES Act created the Paycheck Protection Program (PPP), a program administered by the Small Business Administration (“SBA”) to provide loans to small business during the COVID-19 pandemic. As of June 30, 2022 and December 31, 2021, we had $26,429 and $68,401 of PPP loans outstanding and deferred processing fees outstanding of $369 and $1,652, respectively. PPP loans are classified as Commercial loans in the consolidated financial statements. No allowance for loan losses has been recognized for PPP loans as such loans are guaranteed by the SBA.

The following table presents the activity in the allowance for loan losses by portfolio type for the three months ended June 30,:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
2022
Allowance for loan losses:
Balance, beginning of period	$34,712	$14,223	$1,342	$232	$50,509
Provision for (reversal of) loan losses	(324)	3,829	1,378	117	5,000
Loans charged off	(947)	—	(98)	(38)	(1,083)
Recoveries	1,546	1	97	7	1,651
Balance, end of period	$34,987	$18,053	$2,719	$318	$56,077
2021
Allowance for loan losses:
Balance, beginning of period	$31,950	$13,367	$1,573	$324	$47,214
Provision for (reversal of) loan losses	(933)	(218)	(284)	35	(1,400)
Loans charged off	(2,894)	—	—	(19)	(2,913)
Recoveries	50	—	16	11	77
Balance, end of period	$28,173	$13,149	$1,305	$351	$42,978
The following table presents the activity in the allowance for loan losses by portfolio type for the six months ended June 30,:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
2022
Allowance for loan losses:
Balance, beginning of period	$33,277	$12,899	$1,136	$235	$47,547
Provision for (reversal of) loan losses	1,937	5,153	1,486	124	8,700
Loans charged off	(1,950)	—	(98)	(64)	(2,112)
Recoveries	1,723	1	195	23	1,942
Balance, end of period	$34,987	$18,053	$2,719	$318	$56,077
2021
Allowance for loan losses:
Balance, beginning of period	$32,009	$13,863	$1,606	$288	$47,766
Provision for (reversal of) loan losses	(820)	(723)	(319)	112	(1,750)
Loans charged off	(3,102)	—	(2)	(72)	(3,176)
Recoveries	86	9	20	23	138
Balance, end of period	$28,173	$13,149	$1,305	$351	$42,978
We determine the allowance for loan losses estimate on at least a quarterly basis.

The following table presents the balance in the allowance for loan losses and the recorded investment by portfolio type based on impairment method as of:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
June 30, 2022
Loans:
Individually evaluated for impairment	$17,025	$5,212	$12,967	$72	$35,276
Collectively evaluated for impairment	2,662,749	1,755,458	906,600	45,646	5,370,453
Total loans	$2,679,774	$1,760,670	$919,567	$45,718	$5,405,729
Allowance for loan losses:
Individually evaluated for impairment	$978	$168	$147	$69	$1,362
Collectively evaluated for impairment	34,009	17,885	2,572	249	54,715
Total allowance for loan losses	$34,987	$18,053	$2,719	$318	$56,077
December 31, 2021
Loans:
Individually evaluated for impairment	$17,460	$4,781	$11,479	$2	$33,722
Collectively evaluated for impairment	2,397,327	1,172,192	425,637	17,764	4,012,920
Total loans	$2,414,787	$1,176,973	$437,116	$17,766	$4,046,642
Allowance for loan losses:
Individually evaluated for impairment	$2,517	$12	$39	$—	$2,568
Collectively evaluated for impairment	30,760	12,887	1,097	235	44,979
Total allowance for loan losses	$33,277	$12,899	$1,136	$235	$47,547

The following table presents information related to impaired loans by class of loans as of:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment
June 30, 2022
With no related allowance recorded:
Commercial	$13,167	$12,706	$—	$9,115
Commercial real estate	4,865	4,531	—	3,104
Residential real estate	12,014	12,163	—	8,115
Consumer	—	—	—	—
Total loans with no related allowance recorded	30,046	29,400	—	20,334
With an allowance recorded:
Commercial	4,395	4,319	978	2,826
Commercial real estate	681	681	168	227
Residential real estate	790	804	147	490
Consumer	72	72	69	24
Total loans an allowance recorded	5,938	5,876	1,362	3,567
Total impaired loans	$35,984	$35,276	$1,362	$23,901
December 31, 2021
With no related allowance recorded:
Commercial	$14,619	$13,982	$—	$10,637
Commercial real estate	4,795	4,706	—	3,943
Residential real estate	10,754	10,808	—	7,223
Consumer	3	2	—	3
Total loans with no related allowance recorded	30,171	29,498	—	21,806
With an allowance recorded:
Commercial	3,666	3,478	2,517	2,375
Commercial real estate	124	75	12	57
Residential real estate	665	671	39	462
Total loans an allowance recorded	4,455	4,224	2,568	2,894
Total impaired loans	$34,626	$33,722	$2,568	$24,700
Interest income recorded on impaired loans was not material for the three and six months ended June 30, 2022 and 2021.
Credit risk monitoring and management is a continuous process to manage the quality of the loan portfolio. We segment loans into risk categories based on relevant information about the ability of borrowers to service their debt including current financial information, historical payment experience, credit documentation, public information and current economic trends among other factors. The risk rating system is used as a tool to analyze and monitor loan portfolio quality. Risk ratings meeting an internally specified exposure threshold are updated annually, or more frequently upon the occurrence of a circumstance that affects the credit risk of the loan. We use the following definitions for risk ratings:
Substandard - loans are considered “classified” and have a well-defined weakness, or weaknesses, such as loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans are also characterized by the distinct possibility of loss in the future if the deficiencies are not corrected.
Doubtful - loans are considered “classified” and have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. There were no loans categorized as doubtful as of June 30, 2022 and December 31, 2021.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.
The following table presents the credit risk profile of our loan portfolio based on our rating categories as of:

	Non-Classified	Classified	Total
June 30, 2022
Commercial	$2,648,254	$31,520	$2,679,774
Commercial real estate	1,722,595	38,075	1,760,670
Residential real estate	912,102	7,465	919,567
Consumer	45,645	73	45,718
Total loans	$5,328,596	$77,133	$5,405,729
December 31, 2021
Commercial	$2,384,275	$30,512	$2,414,787
Commercial real estate	1,146,673	30,300	1,176,973
Residential real estate	431,033	6,083	437,116
Consumer	17,762	4	17,766
Total loans	$3,979,743	$66,899	$4,046,642
The following table presents our loan portfolio aging analysis as of:

	Loans Not Past Due	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans Greater than 90 Days Past Due, Still Accruing	Nonaccrual	Total
June 30, 2022
Commercial	$2,626,082	$16,493	$21,059	$71	$16,069	$2,679,774
Commercial real estate	1,744,726	929	9,661	2,325	3,029	1,760,670
Residential real estate	903,699	3,221	4,592	590	7,465	919,567
Consumer	45,588	43	15	—	72	45,718
Total loans	$5,320,095	$20,686	$35,327	$2,986	$26,635	$5,405,729
December 31, 2021
Commercial	$2,392,205	$5,467	$623	$—	$16,492	$2,414,787
Commercial real estate	1,160,244	10,887	—	1,061	4,781	1,176,973
Residential real estate	424,860	5,794	410	—	6,052	437,116
Consumer	17,719	45	—	—	2	17,766
Total loans	$3,995,028	$22,193	$1,033	$1,061	$27,327	$4,046,642
As of June 30, 2022 and December 31, 2021, we have a recorded investment in troubled debt restructurings (“TDRs”) of $21,692 and $21,699, respectively. We have no commitments to lend additional amounts on our TDRs at June 30, 2022.
The modification of the terms of the loans performed for the three and six months ended June 30, 2022 and 2021, included rate modifications, extensions of the maturity dates or a permanent reduction of the recorded investment in the loans.

There were $3,174 of loans modified as TDRs during both the three and six months ended June 30, 2022. The following table presents loans by class modified as TDRs that occurred during the six months ended June 30, 2022 and year ended December 31, 2021:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
June 30, 2022
Commercial	2	$3,117	$3,102
Consumer	1	72	72
Total	3	$3,189	$3,174
December 31, 2021
Commercial	7	$6,969	$6,178
Commercial real estate	1	2,295	2,265
Residential real estate	4	1,386	1,435
Total	12	$10,650	$9,878
As of June 30, 2022 and December 31, 2021, the TDRs described above increased the allowance for loan losses by $898 and $2,326, respectively. There were no amounts charged-off during the three and six months ended June 30, 2022 and year ended December 31, 2021. For the year ended December 31, 2021, there were loans modified as TDRs totaling $106 for which there was a payment default following the modification.
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
Acquired Loans and Loan Discounts:
Included in the net loan portfolio as of June 30, 2022 and December 31, 2021 is a net accretable discount related to loans acquired within a business combination in the approximate amounts of $10,496 and $571, respectively. The discount is accreted into income on a level-yield basis over the life of the loans.
Loans acquired with evidence of credit quality deterioration at acquisition, for which it was probable that we would not be able to collect all contractual amounts due, were accounted for as purchased credit impaired (“PCI”) loans. The outstanding balance represents the total amount owed, including accrued but unpaid interest, and any amounts previously charged off. The carrying amount of purchased credit impaired loans was not significant as of June 30, 2022 and December 31, 2021.

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
The unpaid principal loan balance of our servicing portfolio is presented in the following table as of:

	June 30, 2022	December 31, 2021
Federal National Mortgage Association	$2,450,559	$2,352,981
Federal Home Loan Mortgage Corporation	1,606,175	1,512,858
Government National Mortgage Association	805,313	759,524
Federal Home Loan Bank	117,932	134,616
Other	1,661	1,853
Total	$4,981,640	$4,761,832
The activity of MSRs carried at fair value is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$60,481	$39,342	$47,392	$29,144
Additions:
Servicing resulting from transfers of financial assets	3,668	6,125	8,192	13,230
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	4,049	(1,660)	14,872	4,261
Changes in fair value due to pay-offs, pay-downs, and runoff	(2,151)	(2,963)	(4,409)	(5,791)
Balance, end of period	$66,047	$40,844	$66,047	$40,844
The following represents the weighted-average key assumptions used to estimate the fair value of MSRs as of:

	June 30, 2022	December 31, 2021	June 30, 2021
Discount rate	9.42%	9.22%	9.21%
Total prepayment speeds	7.97%	11.52%	13.01%
Cost of servicing each loan	$87/per loan	$85/per loan	$86/per loan
Total servicing and ancillary fees earned from the mortgage servicing portfolio is presented in the following table:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

Servicing fees	$3,477	$2,946	$6,696	$5,752
Late and ancillary fees	52	99	141	199
Total	$3,529	$3,045	$6,837	$5,951

NOTE 6 - Derivative Financial Instruments
Banking Derivative Financial Instruments:
We use fair value hedges to seek to manage our exposure to changes in the fair value of certain recognized assets attributable to changes in a benchmark interest rate, such as SOFR. The fair value hedges were determined to be effective during all periods presented and we expect the hedges to remain effective during their remaining terms.
Derivatives not designated as hedges are not speculative and result from a service we provide to certain customers. We execute interest rate swaps with banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by derivatives that we execute with a third party, such that we minimize our net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.
Derivative instruments are measured at fair value and recorded as a component of prepaid expenses and other assets and accrued expenses and other liabilities.
The components of our banking derivative financial instruments consisted of the following as of:

	Number of Transactions	Expiration Dates	Outstanding Notional	Estimated Fair Value
June 30, 2022
Derivative financial instruments designated as hedging instruments:
Assets:
Interest Rate Products	32	2028-2036	$205,635	$8,735
Derivative financial instruments not designated as hedging instruments:
Assets:
Interest Rate Products	40	2024-2036	$256,884	$16,243
Liabilities:
Interest Rate Products	40	2024-2036	$256,884	$15,941
December 31, 2021
Derivative financial instruments designated as hedging instruments:
Assets:
Interest Rate Products	1	2029	$20,190	$1,213
Liabilities:
Interest Rate Products	12	2022-2029	$179,431	$7,107
Derivative financial instruments not designated as hedging instruments:
Assets:
Interest Rate Products	38	2024-2036	$232,849	$6,923
Liabilities:
Interest Rate Products	38	2024-2036	$232,849	$7,366

We recorded gains and losses on banking derivative assets and liabilities as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Recorded gain (loss) on banking derivative assets	$5,260	$517	$15,069	$(234)
Recorded (loss) gain on banking derivative liabilities	$(4,960)	$(886)	$(14,324)	$589
For the three months ended June 30, 2022 and 2021, our banking derivative financial instruments not designated as hedging instruments generated fee income of $789 and $390, respectively. For the six months ended June 30, 2022 and 2021, our banking derivative financial instruments not designated as hedging instruments generated fee income of $802 and $834, respectively.
The carrying amount of hedged loans receivable as of June 30, 2022 and December 31, 2021 was $152,084 and $205,235, respectively. The cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged loans receivable as of June 30, 2022 and December 31, 2021 was $(7,332) and $5,614, respectively.
The carrying amount of hedged securities available-for-sale as of June 30, 2022 was $37,549. The cumulative amount of fair value hedging adjustment, net of tax included in other comprehensive income (loss) as of June 30, 2022 was $1,098. There were no hedged securities available-for-sale as of December 31, 2021.
Credit-risk-related Contingent Features:
We have agreements with each of our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations.
We also have agreements with our derivative counterparties that contain a provision where if we fail to maintain our status as a well-capitalized institution, then our derivative counterparties have the right but not the obligation to terminate existing swaps. As of June 30, 2022 and December 31, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $16,014 and $14,882, respectively. As of June 30, 2022 and December 31, 2021, we have minimum collateral posting thresholds with our derivative counterparties and have posted collateral of $7,290 and $14,970, respectively. If we had breached any of these provisions at June 30, 2022, we could have been required to settle our obligations under the agreements at their termination value of $16,014.

Mortgage Banking Derivative Financial Instruments:
The components of our mortgage banking derivative financial instruments consisted of the following as of:

	Expiration Dates	Outstanding Notional	Estimated Fair Value
June 30, 2022
Derivative financial instruments
Assets:
Forward MBS trades	2022	$212,800	$173
Interest rate lock commitments (IRLC)	2022	$123,124	$863
Liabilities:
Forward MBS trades	2022	$49,800	$530
December 31, 2021
Derivative financial instruments
Assets:
Forward MBS trades	2022	$450,600	$1,329
Interest rate lock commitments (IRLC)	2022	$142,334	$1,350
Liabilities:
Forward MBS trades	2022	$16,600	$52
We recorded gains and losses on mortgage banking derivative assets and liabilities as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Recorded (loss) gain on mortgage banking derivative assets	$(3,565)	$(7)	$1,912	$(9,477)
Recorded (loss) gain on mortgage banking derivative liabilities	$(1,520)	$110	$(14,096)	$2,527
NOTE 7 - Deposits
The composition of our deposits is as follows as of:

	June 30, 2022	December 31, 2021
Noninterest-bearing demand deposit accounts	$1,942,078	$1,566,113
Interest-bearing deposit accounts:
Interest-bearing demand accounts	165,287	187,712
Savings accounts and money market accounts	3,204,704	2,757,882
NOW accounts	50,126	19,496
Certificate of deposit accounts:
Less than $100	217,361	147,386
$100 through $250	217,189	103,082
Greater than $250	136,277	73,277
Total interest-bearing deposit accounts	3,990,944	3,288,835
Total deposits	$5,933,022	$4,854,948

The following table summarizes the interest expense incurred on our deposits:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Interest-bearing deposit accounts:
Interest-bearing demand accounts	$190	$114	$284	$211
Savings accounts and money market accounts	1,305	1,262	2,236	2,513
NOW accounts	39	172	69	286
Certificate of deposit accounts	638	801	1,157	1,743
Total interest-bearing deposit accounts	$2,172	$2,349	$3,746	$4,753
The remaining maturity on certificate of deposit accounts is as follows as of:

June 30, 2022
Remainder of 2022	$1,765
2023	286,619
2024	177,054
2025	58,434
2026	30,780
2027	11,406
Thereafter	4,769
Total certificate of deposit accounts	$570,827
NOTE 8 - Securities Sold Under Agreements to Repurchase
Information concerning securities sold under agreements to repurchase is as follows as of and for the periods ended:

	June 30, 2022	December 31, 2021
Amount outstanding at period-end	$70,838	$92,093
Average daily balance during the period	$63,795	$125,867
Average interest rate during the period	0.24%	0.05%
Maximum month-end balance during the period	$70,838	$160,865
Weighted average interest rate at period-end	0.39%	0.05%
At June 30, 2022 and December 31, 2021, such agreements were secured by investment and mortgage-related securities with an approximate carrying amount of $77,155 and $108,714, respectively. Pledged securities are maintained by safekeeping agents at the direction of the Bank. Our agreements to repurchase generally mature daily, and are considered to be in an overnight and continuous position.

NOTE 9 - Debt
FHLB advances:
The following is a breakdown of our FHLB advances and other borrowings outstanding as of:

	June 30, 2022			December 31, 2021
	Amount	Rate	Weighted Average Rate	Amount	Rate	Weighted Average Rate
Variable rate line-of-credit advance	$—	N/A	N/A	$—	N/A	N/A
Fixed rate term advances	$159,968	1.19% - 1.90%	1.70%	$40,000	0.91% - 2.59%	1.49%
	$159,968			$40,000
The advances were collateralized by $1,288,233 and $1,180,493 of loans pledged to the FHLB as collateral as of June 30, 2022 and December 31, 2021, respectively.
A $20 million advance at an interest rate of 1.19% that was scheduled to mature in 2034 was called by the FHLB and repaid in July 2022. All of the remaining advances are callable by the FHLB and are due in 2033.
As of June 30, 2022 and December 31, 2021, the Bank had total borrowing capacity with the FHLB that is based on qualified collateral lending values of $902,392 and $597,915, respectively. Our additional borrowing availability with the FHLB at June 30, 2022 was $764,969. These borrowings can be in the form of additional term advances or a line-of-credit.
FRB advances:
We also had a $6,942 line-of-credit with the FRB. The agreement bears interest at the Fed Funds target rate plus 0.50% and is secured by municipal, agency, mortgage-related and corporate securities. The entire line was available at June 30, 2022.
Other borrowings:
We have lines-of-credit with certain other financial institutions totaling $155,000 as of June 30, 2022. No amounts were drawn on these lines-of-credit in 2022.
Convertible Notes Payable:
As of June 30, 2022 and December 31, 2021, we have issued a total of $5,456 and $20,673, respectively, of convertible notes with a maturity date of August 31, 2023. The annual interest rate on these convertible notes is 3.29% with quarterly interest payments. With respect to conversion, each $1 (in thousands) principal amount of the convertible notes can be converted to 15.6717 shares of Parent Company common stock at any time until maturity.
The convertible notes were originally recorded with a discount of $4,682. As of and for the periods ended June 30, 2022 and December 31, 2021, the debt discount on the convertible notes was $177 and $1,231, respectively. The related accretion for the three months ended June 30, 2022 and 2021 was $529 and $186, respectively. The related accretion for the six months ended June 30, 2022 and 2021 was $1,055 and $373, respectively.
During the second quarter of 2022, we paid off $8,468 of the convertible notes at par. In conjunction with the pay-off of these convertible notes, we recognized the remaining debt discount associated with these convertible notes.
Subordinated Debt:

Subordinated Notes - 2020:
In June and August 2020, we issued a total of $40,000 subordinated notes. The notes pay interest at a fixed rate of 6.00% through June 30, 2025 and subsequently, until maturity, pay interest at a floating rate of three month term SOFR plus 5.89% reset quarterly. Interest is payable on July 1 and January 1 of each year. Such notes are due on July 1, 2030. The notes are not redeemable within the first five years of issuance, except under certain very limited conditions. After five years, we may redeem the notes at our discretion. We incurred and capitalized $933 of costs related to the issuance of the subordinated notes. The amortization associated with the capitalized issuance costs is not significant for the periods presented.

Subordinated Note - 2022 :
On January 13, 2022, we issued a subordinated note totaling $25,000. The note pays interest at a fixed rate of 3.375% through January 15, 2027 and subsequently, until maturity, pays interest at a floating rate of three month term SOFR plus 2.03% reset quarterly. Interest is payable on July 15 and January 15 of each year. Such note is due on January 15, 2032. The note is not redeemable within the first five years of issuance, except under certain very limited conditions. After five years, we may redeem the note at our discretion. We incurred and capitalized $534 of costs related to the issuance of the subordinated note in the first quarter of 2022. The amortization associated with the capitalized issuance costs is not significant for the periods presented.
Trust preferred securities:
We have issued $9,279 in trust preferred securities through a special-purpose trust, New Mexico Banquest Capital Trust I (“NMBCT I”). In addition, we have issued $4,640 in trust preferred securities through a special purpose trust, New Mexico Banquest Capital Trust II (“NMBCT II”, and together with NMBCT I, collectively referred to as “NMBCT Trusts”). Interest is payable quarterly at a rate of three-month LIBOR plus 3.35% (4.35% and 3.54% as of June 30, 2022 and 2021, respectively) for the trust preferred securities issued through NMBCT I and at a rate of three-month LIBOR plus 2.00% (3.50% and 2.19% as of June 30, 2022 and 2021, respectively) for the trust preferred securities issued through NMBCT II.
This subordinated debt of $13,919 was originally recorded at a discount of $4,293. The accretion associated with the fair value discount is not significant for the periods presented.

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
The following table sets forth the computation of basic and diluted earnings per share of common stock:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Net income applicable to common stockholders	$430	$11,281	$8,099	$25,619
Weighted Average Shares
Weighted average common shares outstanding	24,760,282	18,321,659	21,570,924	18,321,659
Effect of dilutive securities
Stock-based awards	698,029	439,375	624,890	401,169
Weighted average diluted common shares	25,458,311	18,761,034	22,195,814	18,722,828
Earnings per common share
Basic earnings per common share	$0.02	$0.62	$0.38	$1.40
Effect of dilutive securities
Stock-based awards	—	(0.02)	(0.02)	(0.03)
Diluted earnings per common share	$0.02	$0.60	$0.36	$1.37

Convertible notes payable for 66,344 and 323,984 shares of common stock were not considered in computing diluted earnings per share for the three and six months ended June 30, 2022 and 2021, respectively, because they were antidilutive. Stock-based awards for 26,249 and 54,157 shares of common stock were not considered in computing diluted earnings per share for the three and six months ended June 30, 2022, respectively, because they were antidilutive.
NOTE 11 - Accumulated Other Comprehensive Income (Loss)
The following table sets forth the components in accumulated other comprehensive income (loss):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Securities available-for-sale:
Balance, beginning of period	$(14,668)	$6,278	$1,664	$9,119
Unrealized gain (loss)	(34,242)	1,143	(55,860)	(2,619)
Income tax effect	8,375	(279)	13,661	642
Net unrealized gain (loss)	(25,867)	864	(42,199)	(1,977)
Balance, end of period	$(40,535)	$7,142	$(40,535)	$7,142

Fair value hedges of securities available-for-sale:
Balance, beginning of period	$—	$—	$—	$—
Unrealized gain (loss)	1,390	—	1,390	—
Income tax effect	(292)	—	(292)	—
Net unrealized gain (loss)	1,098	—	1,098	—
Balance, end of period	$1,098	$—	$1,098	$—
NOTE 12 - Stockholders’ Equity
Equity Incentive Plans:
We have established the FirstSun Capital Bancorp 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan provides for the grant of stock options, stock appreciation rights, restricted stock and other stock awards to its employees, directors and consultants for up to 1,977,292 shares of FirstSun common stock in the aggregate.

On October 18, 2021 we established the FirstSun Capital Bancorp 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock and other stock awards to its employees, directors and consultants for up to 2,476,571 shares of FirstSun common stock in the aggregate. Additionally, we established the FirstSun Capital Bancorp Long-Term Incentive Plan (“LTIP”), which became effective April 1, 2022. The LTIP is intended to qualify as a “top-hat” plan under ERISA that is unfunded and provides benefits only to a select group of management or highly compensated employees of FirstSun or the Bank. The equity component of awards under the LTIP are issued from the 2021 Plan.
The following table presents stock options outstanding under the 2017 Plan at June 30, 2022. There were no grants, exercises or forfeitures during the six months ended June 30, 2022:

	Shares	Weighted-Average Exercise Price, per Share	Weighted-Average Remaining Contractual Term (years)
June 30, 2022
Outstanding, end of period	1,412,900	$20.19	5.72
Options vested or expected to vest	1,412,900	$20.19
Options exercisable, end of period	1,296,017	$20.00	5.53

At June 30, 2022, there was $856 of total unrecognized compensation cost related to non-vested stock options granted under the 2017 Plan. The unrecognized compensation cost at June 30, 2022 is expected to be recognized over the following three years. At June 30, 2022 and December 31, 2021, the intrinsic value of the stock options was $19,243 and $18,042, respectively.
In May 2022, we issued 11,344 shares of restricted stock from the 2021 Plan that will fully vest in May 2023. At June 30, 2022, there was $337 of total unrecognized compensation cost related to the non-vested restrict stock.
In May 2022, we issued performance-based restricted stock under the LTIP that, subject to the achievement of performance conditions, will fully vest in April 2025. At June 30, 2022, we determined it is probable that 83,731 shares will be issued based upon the probability that the performance conditions will be achieved. At June 30, 2022, there was $2,739 of total unrecognized compensation cost related to the non-vested restricted stock granted under the 2021 Plan.
For the three months ended June 30, 2022 and 2021, we recorded total compensation cost from the 2017 and 2021 Plans of $454 and $576, respectively. For the six months ended June 30, 2022 and 2021, we recorded total compensation cost from the 2017 and 2021 Plans of $620 and $1,153, respectively.
In conjunction with the Pioneer merger, we assumed certain options that had been granted under Pioneer’s option plans. All assumed options were fully vested and exercisable. No further options will be granted under the Pioneer plans. The following table presents options assumed in the Pioneer merger and the activity from merger date through June 30, 2022:

	Shares	Weighted-Average Exercise Price, per Share	Weighted-Average Remaining Contractual Term (years)
June 30, 2022
Outstanding, beginning of period	—	$—
Options assumed from Pioneer Bancshares, Inc.	431,645	23.32
Exercised	(101,171)	22.80
Outstanding, end of period	330,474	$23.45	5.67
Options vested or expected to vest	330,474	$23.45
Options exercisable, end of period	330,474	$23.45	5.67
At June 30, 2022, the intrinsic value of the stock options was $3,422.
NOTE 13 - Income Taxes
The provision for income taxes in interim periods requires us to make a best estimate of the effective tax rate expected to be applicable for the full year, adjusted for any discrete items for the applicable period. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes.
The provision for income tax is summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Provision for (benefit from) income taxes	$(211)	$2,178	$931	$5,308
Effective tax provision rate	(96.3)%	16.2%	10.3%	17.2%
We do not believe that we have any material uncertain tax positions, and do not expect any material changes during the next twelve months.

NOTE 14 - Regulatory Capital Matters
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
The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. As of June 30, 2022, both the Parent Company and the Bank met all capital adequacy requirements to which they were subject.
Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of June 30, 2022 and December 31, 2021, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.
Actual and required capital amounts for the Parent Company are as follows as of:

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022
Total risk-based capital to risk-weighted assets:	$758,779	11.60%	$523,368	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$627,109	9.59%	$392,526	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$627,109	9.59%	$294,394	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$627,109	8.89%	$282,221	4.00%	N/A	N/A
December 31, 2021
Total risk-based capital to risk-weighted assets:	$563,112	11.76%	$383,213	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$464,761	9.70%	$287,410	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$464,761	9.70%	$215,557	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$464,761	8.24%	$225,736	4.00%	N/A	N/A

Actual and required capital amounts for the Bank are as follows as of:

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022
Total risk-based capital to risk-weighted assets:	$750,485	11.50%	$522,085	8.00%	$652,606	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$693,495	10.63%	$391,564	6.00%	$522,085	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$693,495	10.63%	$293,673	4.50%	$424,194	6.50%
Tier 1 leverage capital to average assets:	$693,495	9.83%	$282,192	4.00%	$352,740	5.00%
December 31, 2021
Total risk-based capital to risk-weighted assets:	$571,463	11.96%	$382,106	8.00%	$477,633	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$523,128	10.95%	$286,580	6.00%	$382,106	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$523,128	10.95%	$214,935	4.50%	$310,462	6.50%
Tier 1 leverage capital to average assets:	$523,128	9.27%	$225,650	4.00%	$282,062	5.00%
NOTE 15 - Fair Value Measurements
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

The following table sets forth our assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total Estimated Fair Value
As of June 30, 2022
Available-for-sale securities	$57,584	$521,167	$—	$578,751
Loans held-for-sale	—	61,253	—	61,253
Mortgage servicing rights	—	—	66,047	66,047
Derivative financial instruments - assets	—	26,014	—	26,014
Derivative financial instruments - liabilities	—	(16,471)	—	(16,471)
Total	$57,584	$591,963	$66,047	$715,594

As of December 31, 2021
Available-for-sale securities	$35,185	$537,316	$—	$572,501
Loans held-for-sale	—	103,939	—	103,939
Mortgage servicing rights	—	—	47,392	47,392
Derivative financial instruments - assets	—	10,815	—	10,815
Derivative financial instruments - liabilities	—	(14,525)	—	(14,525)
Total	$35,185	$637,545	$47,392	$720,122
For further details on our level 3 inputs related to MSRs, see Note 5 - Mortgage Servicing Rights.
The following table presents a reconciliation for our Level 3 assets measured at fair value on a recurring basis:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$60,481	$39,342	$47,392	$29,144
Total gains (losses) included in earnings	1,898	(4,623)	10,463	(1,530)
Purchases, issuances, sales and settlements:
Issuances	3,668	6,125	8,192	13,230
Balance, end of period	$66,047	$40,844	$66,047	$40,844

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

	Level 3
	June 30, 2022	December 31, 2021
Impaired loans:
Commercial	$3,341	$961
Commercial real estate	513	63
Residential real estate	657	632
Consumer	3	—
Total impaired loans	$4,514	$1,656
Other real estate owned and foreclosed assets, net:
Commercial real estate	$5,391	$5,067
Residential real estate	—	420
Total other real estate owned and foreclosed assets, net:	$5,391	$5,487
The fair value of the financial assets in the table above utilize the market approach valuation technique, with discount adjustments for differences between comparable sales.

Fair value of financial instruments not carried at fair value:
The carrying amounts and estimated fair values of financial instruments not carried at fair value are as follows as of:

		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
June 30, 2022
Assets:
Cash and cash equivalents	$510,701	$510,701	$510,701	$—	$—
Securities held-to-maturity	39,803	35,855	—	35,855	—
Loans (excluding impaired loans)	5,352,818	5,271,345	—	—	5,271,345
Restricted equity securities	27,839	27,839	—	27,839	—
Accrued interest receivable	20,304	20,304	—	1,877	18,427

Liabilities:
Deposits (excluding demand deposits)	$3,825,657	$3,815,454	$—	$3,815,454	$—
Securities sold under agreements to repurchase	70,838	70,838	—	70,838	—
FHLB advances	159,968	160,823	—	160,823	—
Convertible notes payable, net	5,279	6,944	—	6,944	—
Subordinated debt, net	74,680	78,193	—	78,193	—
Accrued interest payable	2,731	2,731	—	2,731	—

December 31, 2021
Assets:
Cash and cash equivalents	$668,462	$668,462	$668,462	$—	$—
Securities held-to-maturity	18,007	18,599	—	18,599	—
Loans (excluding impaired loans)	4,003,712	3,949,719	—	—	3,949,719
Restricted equity securities	16,239	16,239	—	16,239	—
Accrued interest receivable	14,761	14,761	—	1,131	13,630

Liabilities:
Deposits (excluding demand deposits)	$3,101,123	$3,106,464	$—	$3,106,464	$—
Securities sold under agreements to repurchase	92,093	92,093	—	92,093	—
FHLB advances	40,000	41,514	—	41,514	—
Convertible notes payable, net	19,442	21,564	—	21,564	—
Subordinated debt, net	50,016	52,264	—	52,264	—
Accrued interest payable	2,369	2,369	—	2,369	—

NOTE 16 - Segment Information
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
Significant segment totals are reconciled to the financial statements as follows for the three months ended June 30,

	Banking	Mortgage Operations	Corporate	Total Segments
2022
Summary of Operations
Net interest income	$58,164	$2,060	$(1,639)	$58,585

Provision for loan losses	3,823	1,177	—	5,000

Noninterest income:
Service charges on deposit accounts	4,379	—	—	4,379
Credit and debit card fees	2,990	—	—	2,990
Trust and investment advisory fees	1,909	—	—	1,909
Income from mortgage banking services, net	(291)	11,962	—	11,671
Other noninterest income	1,354	(1)	—	1,353
Total noninterest income	10,341	11,961	—	22,302

Noninterest expense:
Salary and employee benefits	23,951	10,518	779	35,248
Occupancy and equipment	6,891	861	1	7,753
Other noninterest expenses	27,171	3,953	1,543	32,667
Total noninterest expense	58,013	15,332	2,323	75,668

Income (loss) before income taxes	$6,669	$(2,488)	$(3,962)	$219

Other Information
Depreciation expense	$1,861	$110	$—	$1,971
Identifiable assets	$6,361,838	$661,307	$37,547	$7,060,692

	Banking	Mortgage Operations	Corporate	Total Segments
2021
Summary of Operations
Net interest income	$35,511	$2,024	$(1,135)	$36,400

Provision for (reversal of) loan losses	(1,331)	(69)	—	(1,400)

Noninterest income:
Service charges on deposit accounts	2,645	—	—	2,645
Credit and debit card fees	2,544	—	—	2,544
Trust and investment advisory fees	1,992	—	—	1,992
Income from mortgage banking services, net	(671)	23,607	—	22,936
Other noninterest income	2,167	(1)	—	2,166
Total noninterest income	8,677	23,606	—	32,283

Noninterest expense:
Salary and employee benefits	24,335	13,799	315	38,449
Occupancy	5,775	751	1	6,527
Other noninterest expenses	7,188	3,145	1,315	11,648
Total noninterest expense	37,298	17,695	1,631	56,624

Income (loss) before income taxes	$8,221	$8,004	$(2,766)	$13,459

Other Information
Depreciation expense	$1,413	$177	$—	$1,590
Identifiable assets	$4,950,341	$577,798	$34,937	$5,563,076

Significant segment totals are reconciled to the financial statements as follows for the six months ended June 30,:

	Banking	Mortgage Operations	Corporate	Total Segments
2022
Summary of Operations
Net interest income	$99,447	$3,701	$(3,278)	$99,870

Provision for loan losses	6,630	2,070	—	8,700

Noninterest income:
Service charges on deposit accounts	8,304	—	—	8,304
Credit and debit card fees	5,405	—	—	5,405
Trust and investment advisory fees	3,856	—	—	3,856
Income from mortgage banking services, net	(1,271)	27,503	—	26,232
Other noninterest income	2,207	(9)	—	2,198
Total noninterest income	18,501	27,494	—	45,995

Noninterest expense:
Salary and employee benefits	46,670	21,932	871	69,473
Occupancy and equipment	12,747	1,838	1	14,586
Other noninterest expenses	35,057	7,125	1,894	44,076
Total noninterest expense	94,474	30,895	2,766	128,135

Income (loss) before income taxes	$16,844	$(1,770)	$(6,044)	$9,030

Other Information
Depreciation expense	$3,172	$213	$—	$3,385
Identifiable assets	$6,361,838	$661,307	$37,547	$7,060,692

	Banking	Mortgage Operations	Corporate	Total Segments
2021
Summary of Operations
Net interest income	$73,220	$3,864	$(2,267)	$74,817

Provision for (reversal of) loan losses	(1,419)	(331)	—	(1,750)

Noninterest income:
Service charges on deposit accounts	5,188	—	—	5,188
Credit and debit card fees	4,668	—	—	4,668
Trust and investment advisory fees	3,897	—	—	3,897
Income from mortgage banking services, net	(1,110)	49,103	—	47,993
Other noninterest income	4,425	(7)	—	4,418
Total noninterest income	17,068	49,096	—	66,164

Noninterest expense:
Salary and employee benefits	47,507	29,072	489	77,068
Occupancy	11,681	1,542	1	13,224
Other noninterest expenses	13,711	6,322	1,479	21,512
Total noninterest expense	72,899	36,936	1,969	111,804

Income (loss) before income taxes	$18,808	$16,355	$(4,236)	$30,927

Other Information
Depreciation expense	$2,912	$267	$—	$3,179
Identifiable assets	$4,950,341	$577,798	$34,937	$5,563,076

NOTE 17 - Commitments and Contingencies
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
Operating leases:
We lease certain facilities and equipment under non-cancelable operating leases. Operating lease amounts exclude renewal option periods, property taxes, insurance, and maintenance expenses on leased properties. Our facility leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance, and general property maintenance that would be recorded in rent expense. Rent expense was $2,006 and $1,612 for the three months ended June 30, 2022 and 2021, respectively. Rent expense was $3,776 and $3,314 for the six months ended June 30, 2022 and 2021, respectively.
Undistributed portion of committed loans and unused lines of credit:
Loan commitments are agreements to lend to a customer as long as there is no customer violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee. As of June 30, 2022 and December 31, 2021, commitments included the funding of fixed-rate loans totaling $217,969 and $144,701 and variable-rate loans totaling $2,090,854 and $987,584, respectively. The fixed-rate loan commitments have interest rates ranging from 2.19% to 18.00% at June 30, 2022 and 0.85% to 18.00% at December 31, 2021, and maturities ranging from 1 month to 11 years at June 30, 2022 and from 1 month to 26 years at December 31, 2021.
Standby letters of credit:
Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since many of the loan commitments and letters of credit expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, owner-occupied real estate, and/or income-producing commercial properties. As of June 30, 2022 and December 31, 2021, our standby letters of credit commitment totaled $16,223 and $11,729, respectively.
MPF Master Commitments:
The Bank has previously executed MPF Master Commitments (Commitments) with the FHLB to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB’s first loss account for mortgages delivered under the Commitments. The Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to manage the credit risk of the MPF Program mortgage loans. These commitments expired on December 31, 2021, and no mortgage loans were delivered to the FHLB for the period ended June 30, 2022. We entered into a new agreement in the third quarter of 2022. As of June 30, 2022 and December 31, 2021, the Bank considered the amount of any of its liability for the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments to be immaterial, and had not recorded a liability and offsetting receivable. As of June 30, 2022 and December 31, 2021, the maximum potential amount of future payments that the Bank would have been required to make under the Commitments was $12,880 and $12,870, respectively. Under the Commitments, the Bank agrees to service the loans and therefore, is responsible for any necessary foreclosure proceedings. Any future recoveries on any losses would not be paid by the FHLB under the Commitments. The Bank has not experienced any material losses under these guarantees.
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
Trust Administration Litigation:
On May 18, 2021, the two remainder beneficiaries of the Dorothy S. Harroun Irrevocable Trust (“Trust”), Dennis Harroun and Douglas Harroun (the “Remainder Beneficiaries”), filed a claim in the Santa Fe County, New Mexico District Court, against the Bank as trustee of the Trust, in the form of a counterclaim related to a petition for guidance and approval of trust distributions filed by the Bank on March 24, 2021 in the same court. On July 29, 2022, the Court approved a global settlement agreement between the Bank, Remainder Beneficiaries, and the Trust’s current beneficiary, Dorothy Harroun, whereby the Bank resigned as trustee of the Trust, and all claims against the Bank were released and dismissed.
Overdraft Fee Litigation:
On September 10, 2021, Karen McCollam filed a putative class action amended complaint against the Bank in the United States District Court for the District of Colorado. The amended complaint alleged that the Bank improperly charged overdraft fees where a transaction was initially authorized on sufficient funds but later settled negative due to intervening transactions. The complaint asserted a claim for breach of contract, which incorporated the implied duty of good faith and fair dealing, and a claim for violations of the Colorado Consumer Protection Act. Plaintiff sought to represent a proposed class of all the Bank’s checking account customers who were allegedly charged overdraft fees on transactions that did not overdraw their checking account. Plaintiff sought unspecified restitution, actual and statutory damages, costs, attorneys’ fees, pre-judgment interest, and other relief as the Court deemed proper for herself and the putative class. On September 24, 2021, the Bank filed a motion to dismiss the amended complaint. The Bank’s motion to dismiss was granted on April 15, 2022. Plaintiff filed a notice of appeal on May 16, 2022.

On September 13, 2021, Samantha Besser filed a putative class action amended complaint against the Bank in the United States District Court for the District of Colorado. The amended complaint alleges that the Bank improperly charged multiple insufficient funds or overdraft fees when a merchant resubmits a rejected payment request. The complaint asserts claims for breach of contract, which incorporates the implied duty of good faith and fair dealing. Plaintiff seeks to represent a proposed class of all the Bank’s checking account customers who were charged multiple insufficient funds or overdraft fees on resubmitted payment requests. Plaintiff seeks unspecified restitution, actual and statutory damages, costs, attorneys’ fees, pre-judgment interest, and other relief as the Court deems proper for herself and the purported class. On September 27, 2021, the Bank filed a motion to dismiss the amended complaint. The motion to dismiss has been fully pled and is before the Court for decision. The Bank believes that the lawsuit is without merit, and it intends to vigorously defend against all claims asserted.
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

We offer a full range of relationship-focused services to meet our clients’ personal, business and wealth management financial objectives, with a branch network in Texas, Colorado, Arizona, New Mexico, and Kansas and mortgage capabilities in 43 states. Our product line includes commercial loans, commercial real estate loans, residential mortgage and other consumer loans, and a variety of commercial and consumer deposit products, including noninterest-bearing accounts, interest-bearing demand products, savings accounts, money market accounts and certificates of deposit. We also offer wealth management and trust products including personal trust and agency accounts, employee benefit and retirement related trust and agency accounts, investment management and advisory agency accounts, and foundation and endowment trust and agency accounts. We also offer online banking and bill payment services, online cash management, safe deposit box rentals, debit card and ATM card services and the availability of a network of ATMs for our customers.

We operate FirstSun through two operating segments: Banking and Mortgage Operations. We also allocate certain expenses to Corporate, which is not an operating segment. The expenses included in Corporate are not deemed to be allocable to our operating segments. The operating segments have been determined based on the products and services we offer and reflect the manner in which our financial information is evaluated by management. Each of the operating segments is complementary to each other and because of the interrelationship of the segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. For additional information on our segments, see Note 16 - Segment Information included in our consolidated financial statements included elsewhere in this report.

Completion of Merger with Pioneer Bancshares, Inc.
On April 1, 2022, we completed our previously announced merger with Pioneer Bancshares, Inc. (“Pioneer”), pursuant to which Pioneer was merged with and into FirstSun, with FirstSun continuing as the surviving entity, and Pioneer’s wholly-owned subsidiary, Pioneer Bank, SSB, a Texas state savings bank, was merged with and into Sunflower Bank, with Sunflower Bank continuing as the surviving bank. With the acquisition, we acquired 19 branches in Texas. The results for Pioneer are reflected in our results of operations and financial condition beginning April 1, 2022. Further information is presented in Note 2 - Merger with Pioneer Bancshares, Inc. included in our consolidated financial statements included elsewhere in this report.
For the second quarter of 2022, we incurred $18.4 million ($0.57 diluted earnings per share) of expenses relating to the merger. For the six months ended June 30, 2022, we incurred $18.8 million ($0.66 diluted earnings per share) of expenses relating to the merger. For the three and six months ended June 30, 2021, we incurred $1.3 million ($0.06 diluted earnings per share) of expenses relating to the merger.
Additionally, for the three and six months ended June 30, 2022, we incurred $2.9 million ($0.09 and $0.11 diluted earnings per share, respectively) of provision for loan losses related to certain non-impaired loans acquired from Pioneer at a premium upon the closing of the merger. The premium on certain of the acquired loans was due to the higher contractual interest rates of such loans, compared to market interest rates on the closing date of the merger. While we recorded a net discount on the entire Pioneer loan portfolio acquired, due to the premium recorded on certain of the acquired loans, we were required to record a provision for loan losses subsequent to closing. This provision, however, was not due to credit deterioration on these loans since the closing of the merger.
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
Financial Summary
Net income totaled $0.4 million, or $0.02 per diluted share, for the second quarter of 2022, compared to $11.3 million, or $0.60 per diluted share, for the second quarter of 2021. The return on average assets was 0.02% for the second quarter of 2022, compared to 0.82% for the second quarter of 2021, and the return on average equity was 0.23% for the second quarter of 2022, compared to 8.82% for the second quarter of 2021.
Net income, return on average assets and return on average equity were reduced by merger-related expenses and the provision for loan losses related to certain non-impaired loans acquired from Pioneer at a premium upon the closing of the merger. The reduction to net income, return on average assets and return on average equity for the second quarter of 2022, resulting from the aggregate of merger-related expenses and the provision for loan losses related to certain non-impaired loans acquired from Pioneer at a premium, were $16.8 million, 0.94%, and 8.96% respectively. The reduction to net income, return on average assets and return on average equity for the second quarter of 2021, resulting from merger-related expenses, were $1.1 million, 0.08%, and 0.83%, respectively.
Net income totaled $8.1 million, or $0.36 per diluted share, for the six months ended June 30, 2022, compared to $25.6 million, or $1.37 per diluted share, for the same period in 2021. The return on average assets was 0.25% for the six months ended June 30, 2022, compared to 0.97% for the same period in 2021, and the return on average equity was 2.54% for the six months ended June 30, 2022, compared to 10.12% for the same period in 2021.
Net income, return on average assets and return on average equity were reduced by merger-related expenses and the provision for loan losses related to certain non-impaired loans acquired from Pioneer at a premium upon the closing of the merger. The reduction to net income, return on average assets and return on average equity for the six months ended June 30, 2022, resulting from the aggregate of merger-related expenses and the provision for loan losses related to certain non-impaired loans acquired from Pioneer at a premium, were $17.0 million, 0.53%, and 5.35% respectively. The reduction to net income, return on average assets and return on average equity for the six months ended June 30, 2021, resulting from merger-related expenses, were $1.1 million, 0.04%, and 0.42%, respectively.

The following table sets forth certain summary financial and other information of FirstSun:

	For the three months ended June 30,		For the six months ended June 30,		For the year ended December 31,
($ in thousands, except share and per share amounts)	2022	2021	2022	2021	2021
Income Statement:
Net interest income	$58,585	$36,400	$99,870	$74,817	$155,233
Taxable equivalent adjustment	1,284	1,704	2,605	3,495	5,755
Net interest income - fully tax equivalent ("FTE") basis (non-GAAP) (3)	$59,869	$38,104	$102,475	$78,312	$160,988
Provision for (reversal of) loan losses	$5,000	$(1,400)	$8,700	$(1,750)	$3,000
Noninterest income	$22,302	$32,283	$45,995	$66,164	$124,244
Noninterest expense	$75,668	$56,624	$128,135	$111,804	$224,635
Net income	$430	$11,281	$8,099	$25,619	$43,164
Per Common Share Data:
Weighted average diluted common shares	25,458,311	18,761,034	22,195,814	18,722,828	18,770,785
Net income (basic)	$0.02	$0.62	$0.38	$1.40	$2.36
Net income (diluted)	$0.02	$0.60	$0.36	$1.37	$2.30
Cash dividends	$—	$—	$—	$—	$—
Dividend payout ratio	—%	—%	—%	—%	—%
Book value	$29.28	$27.87	$29.28	$27.87	$28.56
Tangible common book value (non-GAAP) (3)	$24.76	$25.57	$24.76	$25.57	$26.31
Performance Ratios:
Return on average assets	0.02%	0.82%	0.25%	0.97%	0.79%
Return on average stockholders' equity	0.23%	8.82%	2.54%	10.12%	8.37%
Return on tangible common equity (non-GAAP) (3)	0.76%	9.87%	2.96%	11.17%	9.17%
Return on average tangible common equity (non-GAAP) (3)	0.74%	9.85%	3.25%	11.29%	9.35%
Net interest margin	3.56%	2.81%	3.34%	3.00%	3.08%
Efficiency ratio (1)	93.55%	82.44%	87.84%	79.30%	80.38%
Net charge-offs to average loans outstanding	(0.04)%	0.30%	0.01%	0.16%	0.09%
Allowance for loan losses to loans	1.04%	1.13%	1.04%	1.13%	1.18%
Nonperforming loans to total loans (2)	0.71%	1.27%	0.71%	1.27%	0.86%
Balance Sheet:
Total loans, excluding loans held-for-sale	$5,387,928	$3,794,355	$5,387,928	$3,794,355	$4,037,123
Total assets	$7,060,692	$5,563,076	$7,060,692	$5,563,076	$5,666,814
Total deposits	$5,933,022	$4,748,698	$5,933,022	$4,748,698	$4,854,948
Total borrowed funds	$239,927	$108,910	$239,927	$108,910	$109,458
Total stockholders' equity	$727,542	$510,582	$727,542	$510,582	$524,038
Capital Ratios:
Total risk-based capital to risk-weighted assets	11.60%	12.44%	11.60%	12.44%	11.76%
Tier 1 risk-based capital to risk-weighted assets	9.59%	10.28%	9.59%	10.28%	9.70%
Common Equity Tier 1 (CET 1) to risk-weighted assets	9.59%	10.28%	9.59%	10.28%	9.70%
Tier 1 leverage capital to average assets	8.89%	8.21%	8.89%	8.21%	8.24%
Average equity to average assets	10.45%	9.34%	9.92%	9.59%	9.43%
Tangible common equity to tangible assets (non-GAAP) (3)	8.86%	8.49%	8.86%	8.49%	8.58%
Nonfinancial Data:
Full-time equivalent employees	1,144	1,026	1,144	1,026	1,042
Banking branches	72	52	72	52	53
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

Non-GAAP Financial Measures and Reconciliations
The non-GAAP financial measures presented below are used by our management and our Board of Directors on a regular basis in addition to our GAAP results to facilitate the assessment of our financial performance. Management believes these non-GAAP financial measures enhance an investor’s understanding of our financial results by providing a meaningful basis for period-to-period comparisons, assisting in operating results analysis, and predicting future performance. This information supplements our GAAP reported results, and should not be viewed in isolation from, or as a substitute for, our GAAP results. Accordingly, this financial information should be read in conjunction with our consolidated financial statements and notes thereto for the three and six months ended June 30, 2022, included elsewhere in this report. Non-GAAP financial measures exclude certain items that are included in the financial results presented in accordance with GAAP. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. These non-GAAP measures are not necessarily comparable to similar measures that may be represented by other companies.
The following table presents GAAP to non-GAAP reconciliations:

	For the three months ended June 30,		For the six months ended June 30,		For the year ended December 31,
($ in thousands, except share and per share amounts)	2022	2021	2022	2021	2021
Tangible common book value:
Total stockholders' equity (GAAP)	$727,542	$510,582	$727,542	$510,582	$524,038
Less: Goodwill and other intangible assets
Goodwill	(93,483)	(33,050)	(93,483)	(33,050)	(33,050)
Other intangible assets	(18,760)	(8,959)	(18,760)	(8,959)	(8,250)
Total tangible stockholders' equity (non-GAAP)	$615,299	$468,573	$615,299	$468,573	$482,738
Total common shares outstanding	24,850,954	18,321,659	24,850,954	18,321,659	18,346,288
Book value per common share (GAAP)	$29.28	$27.87	$29.28	$27.87	$28.56
Tangible common book value (non-GAAP)	$24.76	$25.57	$24.76	$25.57	$26.31
Return on tangible common equity:
Net Income (GAAP)	$430	$11,281	$8,099	$25,619	$43,164
Add: Intangible amortization, net of tax	739	280	997	559	1,119
Tangible net income (non-GAAP)	$1,169	$11,561	$9,096	$26,178	$44,283
Tangible stockholders’ equity (non-GAAP) (see above)	$615,299	$468,573	$615,299	$468,573	$482,738
Return on tangible common equity	0.76%	9.87%	2.96%	11.17%	9.17%
Return on average tangible common equity:
Tangible net income (non-GAAP) (see above)	$1,169	$11,561	$9,096	$26,178	$44,283
Total average stockholders' equity (GAAP)	$748,731	$511,781	$637,194	$506,203	$515,773
Less: Average goodwill and other intangible assets
Average goodwill	(93,483)	(33,050)	(63,433)	(33,050)	(33,050)
Average other intangible assets	(19,507)	(9,147)	(13,824)	(9,309)	(8,964)
Total average tangible stockholders' equity (non-GAAP)	$635,741	$469,584	$559,937	$463,844	$473,759
Return on average tangible common equity	0.74%	9.85%	3.25%	11.29%	9.35%
Net interest margin:
Net interest income (GAAP)	$58,585	$36,400	$99,870	$74,817	$155,233
Taxable equivalent adjustment	1,284	1,704	2,605	3,495	5,755
Net interest income - FTE basis (non-GAAP)	$59,869	$38,104	$102,475	$78,312	$160,988
Average earning assets	$6,577,173	$5,184,811	$5,971,763	$4,991,086	$5,180,650
Net interest margin - FTE basis (non-GAAP)	3.64%	2.93%	3.43%	3.13%	3.11%

	For the three months ended June 30,		For the six months ended June 30,		For the year ended December 31,
($ in thousands, except share and per share amounts)	2022	2021	2022	2021	2021
Tangible common equity to tangible assets:
Total assets (GAAP)	$7,060,692	$5,563,076	$7,060,692	$5,563,076	$5,666,814
Less: Goodwill and other intangible assets
Goodwill	(93,483)	(33,050)	(93,483)	(33,050)	(33,050)
Other intangible assets	(18,760)	(8,959)	(18,760)	(8,959)	(8,250)
Total tangible assets (non-GAAP)	$6,948,449	$5,521,067	$6,948,449	$5,521,067	$5,625,514
Tangible common equity (non-GAAP) (see above)	$615,299	$468,573	$615,299	$468,573	$482,738
Tangible equity to tangible assets (non-GAAP)	8.86%	8.49%	8.86%	8.49%	8.58%
Segments
Banking
Three months ended June 30, 2022 and 2021
Identifiable assets for our Banking segment grew by $1.4 billion to $6.4 billion at June 30, 2022 from $5.0 billion for the same period in 2021. The growth in identifiable assets was primarily driven by the assets acquired in the Pioneer merger. Income before taxes decreased $1.6 million to $6.7 million for the second quarter of 2022, from $8.2 million for the same period in 2021. The period over period decrease was primarily driven by an increase in noninterest expense and provision for loan losses, partially offset by an increase in net interest income. Noninterest expense increased $20.7 million to $58.0 million for the second quarter of 2022, compared to $37.3 million for the same period in 2021. The increase in noninterest expense was primarily due to $18.4 million ($0.57 diluted earnings per share) in merger-related expenses resulting from the Pioneer merger. Provision for loan losses increased $5.2 million to $3.8 million for the second quarter of 2022, compared to a $1.3 million benefit for the same period in 2021. During the second quarter of 2022, we incurred $2.9 million ($0.09 diluted earnings per share) of provision for loan losses related to certain non-impaired loans acquired in the the Pioneer merger at a premium. The premium on certain of the acquired loans was due to the higher contractual interest rates of such loans, compared to market interest rates on the closing date of the merger. While we recorded a net discount on the entire Pioneer loan portfolio acquired, due to the premium recorded on certain of the acquired loans, we were required to record a provision for loan losses subsequent to closing. This provision, however, was not due to credit deterioration on these loans since the closing of the merger. Net interest income increased $22.7 million to $58.2 million for the second quarter of 2022, compared to $35.5 million for the same period in 2021. The increase in net interest income was primarily due to an increase in interest earning assets resulting from the Pioneer merger as well as an increase in net interest margin.
Six months ended June 30, 2022 and 2021
Income before taxes decreased $2.0 million to $16.8 million for the six months ended June 30, 2022, from $18.8 million for the same period in 2021. The period over period decrease was primarily driven by an increase in noninterest expense and provision for loan losses, partially offset by an increase in net interest income. Noninterest expense increased $21.6 million to $94.5 million for the six months ended June 30, 2022, compared to $72.9 million for the same period in 2021. The increase in noninterest expense was primarily due to $18.8 million ($0.66 diluted earnings per share) in merger-related expenses resulting from the Pioneer merger. Provision for loan losses increased $8.0 million to $6.6 million for the six months ended June 30, 2022 compared to a $1.4 million benefit for the same period in 2021. The increase in the provision for loan losses was attributed to both organic loan growth and provision recorded on Pioneer loans acquired at a premium. Net interest income increased $26.2 million to $99.4 million for the six months ended June 30, 2022 compared to $73.2 million for the same period in 2021. The increase in net interest income was primarily due to an increase in interest earning assets resulting from the Pioneer merger as well as an increase in net interest margin.
Mortgage Operations
Three months ended June 30, 2022 and 2021
Income before income taxes from our Mortgage Operations segment decreased to a loss of $2.5 million for the second quarter of 2022, compared to income of $8.0 million for the same period in 2021, primarily due to a decline in net sale gains and fees from mortgage loan originations of $9.8 million and a decline of $2.0 million in revenue related to mortgage servicing rights (“MSR”) capitalization and changes in fair value, net of hedging activity. Total loan originations for sale were $0.5 billion for the second quarter of 2022, a decline of $0.1 billion from $0.6 billion for the same period in 2021. Overall gains on sale of mortgage loans declined by $9.8 million to $5.6 million for the second quarter of 2022 from $15.4 million for the same period in 2021 as a result of the decline in origination activity, continued margin compression, and a decline in the rate lock pipeline valuation due to rising interest rates. The decrease in revenue related to our MSRs was primarily the result of changes in market interest rates and our corresponding hedging positions. Noninterest expense for the three months ended June 30, 2022 was $15.3 million, compared to $17.7 million for the same period in 2021. The $2.4 million decrease was primarily due to the decreased salary and employee benefits from the decline in mortgage loan originations.
Six months ended June 30, 2022 and 2021
Income before income taxes from our Mortgage Operations segment decreased to a loss of $1.8 million for the six months ended June 30, 2022, compared to income of $16.4 million for the same period in 2021, primarily due to a decline in net sale gains and fees from mortgage loan originations of $24.1 million, partially offset by a $1.4 million increase in revenue related to mortgage servicing rights (“MSR”) capitalization and changes in fair value, net of hedging activity. Total loan originations were $1.0 billion for the six months ended June 30, 2022, a decline of $239.4 million from $1.3 billion for the same period in 2021. Overall gains on sale of mortgage loans declined by $24.1 million to $12.7 million for the six months ended June 30, 2022 from $36.8 million for the same period in 2021 as a result of the decline in origination activity, continued margin compression, and a decline in the rate lock pipeline valuation due to rising interest rates. The increase in revenue related to our MSRs was primarily the result of changes in market interest rates and our corresponding hedging positions. Noninterest expense for the six months ended June 30, 2022 was $30.9 million, compared to $36.9 million for the same period in 2021. The $6.0 million decrease was primarily due to the decreased salary and employee benefits from the decline in mortgage loan originations.
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

Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. We have identified the determination of the allowance for loan losses and fair value measurements to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, we consider these policies to be critical accounting estimates and discuss them directly with the Audit Committee of our board of directors. During the three months ended June 30, 2022, there have been no significant changes to our critical accounting estimates compared with those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations of FirstSun—Critical Accounting Estimates” and the notes to the audited consolidated financial statements appearing in the 2021 Form 10-K.
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

Results of Operations
The following table sets forth components of our results of operations:

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
($ in thousands, except per share amounts)	2022	2021	2022	2021
Net interest income	$58,585	$36,400	$99,870	$74,817
Provision for (reversal of) loan losses	5,000	(1,400)	8,700	(1,750)
Noninterest income	22,302	32,283	45,995	66,164
Noninterest expense	75,668	56,624	128,135	111,804
Income before income taxes	219	13,459	9,030	30,927
Provision for (benefit from) income taxes	(211)	2,178	931	5,308
Net income	430	11,281	8,099	25,619

Diluted earnings per share	$0.02	$0.60	$0.36	$1.37
Return on average assets	0.02%	0.82%	0.25%	0.97%
Return on average equity	0.23%	8.82%	2.54%	10.12%
Net interest margin	3.56%	2.81%	3.34%	3.00%
Net interest margin - FTE basis (non-GAAP) (1)	3.64%	2.93%	3.43%	3.13%
Efficiency ratio	93.55%	82.44%	87.84%	79.30%
Fee revenue to total revenue (2)	27.57%	47.00%	31.53%	46.93%
(1) See section entitled “Non-GAAP Financial Measures and Reconciliations” for information regarding non-GAAP financial measures and a reconciliation to the most comparable GAAP equivalent.
(2) Fee revenue to total revenue is defined as “noninterest income / (net interest income + noninterest income)”.
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
Interest earned on our loan portfolios are the largest component of our interest income. Our loan portfolios are presented at the principal amount outstanding net of deferred origination fees and unamortized discounts and premiums. Interest income is recognized based on the principal balance outstanding and the stated rate of the loan. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan. Non-PCI loans acquired are initially recorded at fair value and the resulting discount or premium are recognized as an adjustment of the yield on the related loans.
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

Three months ended June 30, 2022 and 2021
Our net interest income was $58.6 million for the second quarter of 2022, an increase of $22.2 million, or 60.9%, compared to the same period in 2021. This increase was primarily attributable to growth of $1.5 billion in average total loans held-for-investment during the period ended June 30, 2022, driving an increase in interest income on loans of $20.8 million. Interest income on investment securities increased by $1.5 million for the second quarter of 2022, compared to the same period in 2021. Interest expense from total interest-bearing liabilities increased by $1.0 million for the second quarter of 2022, compared to the same period in 2021.
Driven to a large extent by the completion of the Pioneer merger, average earning assets for the second quarter of 2022 were $6.6 billion, an increase of $1.4 billion, or 26.9%, compared to the same period in 2021. Total average loans grew to $5.3 billion at June 30, 2022, an increase of $1.5 billion, compared to June 30, 2021. The growth in interest income on loans held-for-investment is due to the Pioneer merger, organic growth in loan balances and by a 44 basis point increase in the yield on loans held-for-investment in the second quarter of 2022, compared to the same period in 2021. Interest income from investment securities increased period over period, due to a combination of a 59 basis point increase in yield related to higher yielding acquired securities from the Pioneer merger, slowing prepayment speeds on the legacy securities portfolio, and a $136.9 million increase in average balances, period over period.
Average interest-bearing liabilities increased $0.8 billion, or 22.3%, for the second quarter of 2022, compared to the same period in 2021, primarily as a result of the Pioneer merger. Average interest-bearing deposits increased $0.7 billion, or 22.0%, in the second quarter of 2022, compared to the same period in 2021, and was the primary driver of the growth in average interest-bearing liabilities. We also saw an increase in average FHLB borrowings of $144.1 million, or 360.3%, in the second quarter of 2022, compared to the same period in 2021, resulting from the Pioneer merger.
Our net interest margin was 3.56% for the second quarter of 2022, compared to 2.81% for the same period in 2021, an increase of 75 basis points. We experienced a 76 basis point increase in yield from earning assets while our total cost of funds increased by one basis point, for the second quarter of 2022 as compared to the same period in 2021.
Six months ended June 30, 2022 and 2021
Our net interest income was $99.9 million for the six months ended June 30, 2022, an increase of $25.1 million, or 33.5%, compared to the same period in 2021. This increase was primarily attributable to growth of $945.7 million in average total loans held-for-investment during the period ended June 30, 2022, driving an increase in interest income on loans of $22.8 million. Interest income on investment securities increased by $1.9 million for the six months ended June 30, 2022, compared to the same period in 2021. Interest expense from total interest-bearing liabilities increased by $0.3 million for the six months ended June 30, 2022, compared to the same period in 2021.
Driven to a large extent by the completion of the Pioneer merger, average earning assets for the six months ended June 30, 2022 were $6.0 billion, an increase of $1.0 billion, or 19.6%, compared to the same period in 2021. Total average loans grew to $4.7 billion at June 30, 2022, an increase of $0.9 billion, compared to June 30, 2021. The growth in interest income on loans held-for-investment is due to the Pioneer merger, organic growth in loan balances and by a 15 basis point increase in the yield on loans held-for-investment in the six months ended June 30, 2022, compared to the same period in 2021. Interest income from investment securities increased period over period, due to a combination of a 36 basis point increase in yield related to higher yielding acquired securities from the Pioneer merger, slowing prepayment speeds on the legacy securities portfolio, and a $110.8 million increase in average balances, period over period.
Also driven by the completion of the Pioneer merger, average interest-bearing liabilities increased $0.5 billion, or 13.6%, for the six months ended June 30, 2022, compared to the same period in 2021. Average interest-bearing deposits increased $0.5 billion, or 14.4%, in the six months ended June 30, 2022, compared to the same period in 2021, and was the primary driver of the growth in average interest-bearing liabilities.
Our net interest margin was 3.34% for the six months ended June 30, 2022, compared to 3.00% for the same period in 2021, an increase of 34 basis points. We experienced a 30 basis point increase in yield from earning assets and our total cost of funds decreased by four basis points for the period ended June 30, 2022, compared to the same period in 2021.

The following tables set forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods presented. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.
As of and for the three months ended June 30,:

	2022			2021
(In thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest Earning Assets
Loans held-for-sale	$70,430	$1,269	7.21%	$133,592	$1,168	3.50%
Loans held-for-investment (1)	5,264,355	57,316	4.35%	3,736,120	36,557	3.91%
Investment securities	651,180	3,333	2.05%	514,248	1,877	1.46%
Interest-bearing cash and other assets	591,208	1,310	0.89%	800,851	467	0.23%
Total earning assets	6,577,173	63,228	3.85%	5,184,811	40,069	3.09%
Other assets	585,760			294,765
Total assets	$7,162,933			$5,479,576

Interest-bearing liabilities
Demand and NOW deposits	$219,502	$229	0.42%	$317,651	$286	0.36%
Savings deposits	516,045	133	0.10%	452,537	142	0.10%
Money market deposits	2,774,713	1,172	0.17%	2,233,460	1,120	0.21%
Certificates of deposits	581,803	638	0.44%	351,350	801	0.91%
Total deposits	4,092,063	2,172	0.21%	3,354,998	2,349	0.28%
Repurchase agreements	56,247	15	0.11%	144,421	18	0.05%
Total deposits and repurchase agreements	4,148,310	2,187	0.21%	3,499,419	2,367	0.27%
FHLB borrowings	184,100	771	1.67%	40,000	150	1.50%
Other long-term borrowings	82,154	1,685	8.21%	68,760	1,152	6.70%
Total interest-bearing liabilities	4,414,564	4,643	0.42%	3,608,179	3,669	0.41%
Noninterest-bearing deposits	1,923,870			1,283,536
Other liabilities	75,768			76,080
Stockholders' equity	748,731			511,781
Total liabilities and stockholders' equity	$7,162,933			$5,479,576

Net interest income		$58,585			$36,400
Net interest spread		3.43%			2.68%
Net interest margin		3.56%			2.81%
Net interest margin - FTE basis (non-GAAP) (2)		3.64%			2.93%
(1) Includes nonaccrual loans
(2) See section entitled “Non-GAAP Financial Measures and Reconciliations” for information regarding non-GAAP financial measures and a reconciliation to the most comparable GAAP equivalent

As of and for the six months ended June 30,:

	2022			2021
(In thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest Earning Assets
Loans held-for-sale	$65,689	$1,963	5.98%	$141,909	$2,271	3.20%
Loans held-for-investment (1)	4,697,288	98,480	4.19%	3,751,632	75,713	4.04%
Investment securities	616,947	5,608	1.82%	506,109	3,692	1.46%
Interest-bearing cash and other assets	591,839	1,838	0.62%	591,436	839	0.28%
Total earning assets	5,971,763	107,889	3.61%	4,991,086	82,515	3.31%
Other assets	450,652			287,590
Total assets	$6,422,415			$5,278,676

Interest-bearing liabilities
Demand and NOW deposits	$221,251	$353	0.32%	$287,440	$497	0.35%
Savings deposits	492,510	224	0.09%	454,719	262	0.12%
Money market deposits	2,541,968	2,012	0.16%	2,142,197	2,251	0.21%
Certificates of deposits	450,604	1,157	0.51%	356,474	1,743	0.98%
Total deposits	3,706,333	3,746	0.20%	3,240,830	4,753	0.29%
Repurchase agreements	63,795	23	0.07%	137,255	36	0.05%
Total deposits and repurchase agreements	3,770,128	3,769	0.20%	3,378,085	4,789	0.28%
FHLB borrowings	112,562	919	1.63%	45,096	607	2.69%
Other long-term borrowings	84,161	3,331	7.91%	68,665	2,302	6.71%
Total interest-bearing liabilities	3,966,851	8,019	0.40%	3,491,846	7,698	0.44%
Noninterest-bearing deposits	1,745,967			1,200,921
Other liabilities	72,403			79,706
Stockholders’ equity	637,194			506,203
Total liabilities and stockholders’ equity	$6,422,415			$5,278,676

Net interest income		$99,870			$74,817
Net interest spread		3.21%			2.87%
Net interest margin		3.34%			3.00%
Net interest margin - FTE basis (non-GAAP) (2)		3.43%			3.13%
(1) Includes nonaccrual loans
(2) See section entitled “Non-GAAP Financial Measures and Reconciliations” for information regarding non-GAAP financial measures and a reconciliation to the most comparable GAAP equivalent

Rate-Volume Analysis
The tables below present the effect of volume and rate changes on interest income and expense. Changes due to volume are changes in the average balance multiplied by the previous period’s average rate. Changes due to rate are changes in the average rate multiplied by the average balance from the previous period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the three months ended June 30,
	2022 Versus 2021 Increase (Decrease) Due to:
(In thousands)	Rate	Volume	Total
Interest Earning Assets
Loans held-for-sale	$653	$(552)	$101
Loans held-for-investment	5,806	14,953	20,759
Investment securities	956	500	1,456
Interest-bearing cash	966	(123)	843
Total earning assets	8,381	14,778	23,159

Interest-bearing liabilities
Demand and NOW deposits	33	(90)	(57)
Savings deposits	2	(11)	(9)
Money market deposits	(254)	306	52
Certificates of deposits	(689)	526	(163)
Total deposits	(908)	731	(177)
Repurchase agreements	8	(11)	(3)
Total deposits and repurchase agreements	(900)	720	(180)
FHLB borrowings	81	540	621
Other long-term borrowings	310	223	533
Total interest-bearing liabilities	(509)	1,483	974

Net interest income	$8,890	$13,295	$22,185

	For the six months ended June 30,
	2022 Versus 2021 Increase (Decrease) Due to:
(In thousands)	Rate	Volume	Total
Interest Earning Assets
Loans held-for-sale	$912	$(1,220)	$(308)
Loans held-for-investment	3,681	19,086	22,767
Investment securities	1,107	809	1,916
Interest-bearing cash	999	—	999
Total earning assets	6,699	18,675	25,374

Interest-bearing liabilities
Demand and NOW deposits	(29)	(115)	(144)
Savings deposits	(60)	22	(38)
Money market deposits	(659)	420	(239)
Certificates of deposits	(1,047)	461	(586)
Total deposits	(1,795)	788	(1,007)
Repurchase agreements	6	(19)	(13)
Total deposits and repurchase agreements	(1,789)	769	(1,020)
FHLB borrowings	(595)	907	312
Other long-term borrowings	508	521	1,029
Total interest-bearing liabilities	(1,876)	2,197	321

Net interest income	$8,575	$16,478	$25,053

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
We had a provision for loan losses of $5.0 million for the second quarter of 2022, compared to a reversal of loan losses of $1.4 million for the same period in 2021. The increase in the provision for loan losses was due to several factors, including the provision required on certain non-impaired loans acquired at a premium upon the closing of the Pioneer merger and the provision required for organic growth in the loan portfolio. The premium on certain of the loans acquired in our merger with Pioneer was due to higher contractual interest rates on such loans, compared to market interest rates on the closing date of the merger. The provision on the loans acquired at a premium was $2.9 million ($0.09 diluted earnings per share) during the second quarter of 2022. This provision, however, was not due to credit deterioration on these loans since the closing date of the merger. In the second quarter of 2021, the reversal of loan losses was primarily attributable to favorable changes in certain environmental factors as a result of improved economic conditions as the impact of the COVID-19 pandemic continued to subside.
We had a provision for loan losses of $8.7 million for the six months ended June 30, 2022, compared to a reversal of loan losses of $1.8 million for the same period in 2021. The increase in the provision for loan losses was primarily due to organic growth in the loan portfolio and a provision required on certain non-impaired loans acquired at a premium upon the closing of the Pioneer merger. The provision on the loans acquired at a premium was $2.9 million ($0.11 diluted earnings per share) during the six months ended June 30, 2022.
Noninterest Income
The following table presents noninterest income:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2022	2021	2022	2021
Service charges on deposit accounts	$4,379	$2,645	$8,304	$5,188
Credit and debit card fees	2,990	2,544	5,405	4,668
Trust and investment advisory fees	1,909	1,992	3,856	3,897
Income from mortgage banking services, net	11,671	22,936	26,232	47,993
Other	1,353	2,166	2,198	4,418
Total noninterest income	$22,302	$32,283	$45,995	$66,164
Three months ended June 30, 2022 and 2021
Our noninterest income decreased $10.0 million to $22.3 million for the second quarter of 2022 from $32.3 million for the same period in 2021, primarily due to a decrease in income from mortgage banking services, discussed below.
Service charges on deposit accounts includes overdraft and non-sufficient funds charges, treasury management services provided to our business customers, and other maintenance fees on deposit accounts. For the second quarter of 2022, service charges on deposit accounts increased $1.7 million, compared to the same period in 2021, primarily due to changes made in the second half of 2021 to our deposit product offerings as well as increased treasury management service fee income compared to the same period in 2021.
Credit and debit card fees represent interchange income from credit and debit card activity and referral fees earned from processing fees on card transactions by our business customers. Credit and debit card fees increased $0.4 million for the second quarter of 2022 compared to the same period in 2021, due primarily to increased card transaction volumes.
Trust and investment advisory fees represent fees we receive in connection with our investment advisory and custodial management services of investment accounts. Trust and investment advisory fees were flat for the second quarter of 2022 as compared to the same period in 2021.

The components of income from mortgage banking services were as follows:

	For the three months ended June 30,
(In thousands)	2022	2021
Net sale gains and fees from mortgage loan originations including loans held-for-sale changes in fair value and hedging	$5,642	$15,420
Mortgage servicing income	3,529	3,044
MSR capitalization and changes in fair value, net of derivative activity	2,500	4,472
Income from mortgage banking services, net	$11,671	$22,936
For the second quarter of 2022, income from mortgage banking services decreased $11.3 million, compared to the same period in 2021, primarily due to a decline in revenue related to net sale gains and fees from mortgage loan originations, including fair value changes in the held-for-sale portfolio and hedging activity, which decreased $9.8 million for the second quarter of 2022, compared to the same period in 2021. Total loan originations for sale were $0.3 billion for the second quarter of 2022, a decline of $0.3 billion from $0.6 billion for the same period in 2021. We retain servicing rights on the majority of mortgage loans that we sell, which drove an increase in servicing income of $0.5 million to $3.5 million for the second quarter of 2022, compared to $3.0 million for the second quarter of 2021. MSR capitalization and changes in fair value, net of derivative activity, decreased $2.0 million in the second quarter of 2022, compared to the same period in 2021. The decrease in revenue related to our MSRs was primarily the result of changes in market interest rates and our corresponding hedging positions. We recognize fair value adjustments to our MSR asset, which includes changes in assumptions to the valuation model and pay-offs and pay-downs of the MSR portfolio. We also maintain a hedging strategy to manage a portion of the risk associated with changes in the fair value of our MSR portfolio. Changes in fair value of the derivative instruments used to economically hedge the MSRs are also included as a component of income from mortgage banking services. Due to a number of factors, including rising interest rates, low inventory in the housing market, lower refinance volumes and a decrease in margin on loans sales, we do not expect revenue from mortgage banking activities to continue at levels seen in the prior year which will reduce the amount of income from mortgage banking services, net recorded in future periods in comparison to prior year periods.
Other noninterest income decreased $0.8 million for the second quarter of 2022 compared to the same period in 2021, primarily due to certain loan-related fee income streams such as loan syndication fee income and customer accommodation interest rate swap fees and changes in fair value.
Six months ended June 30, 2022 and 2021
Our noninterest income decreased $20.2 million to $46.0 million for the six months ended June 30, 2022 from $66.2 million for the same period in 2021, primarily due to a decrease in income from mortgage banking services, as discussed below.
For the six months ended June 30, 2022, service charges on deposit accounts increased $3.1 million, compared to the same period in 2021, primarily due to changes made in the second half of 2021 to our deposit product offerings as well as increased treasury management service fee income compared to the same period in 2021.
Credit and debit card fees increased $0.7 million for the six months ended June 30, 2022 compared to the same period in 2021, due primarily to increased card transaction volumes.
Trust and investment advisory fees were flat for the six months ended June 30, 2022 as compared to the same period in 2021.

The components of income from mortgage banking services were as follows:

	For the six months ended June 30,
(In thousands)	2022	2021
Net sale gains and fees from mortgage loan originations including loans held-for-sale changes in fair value and hedging	$12,697	$36,785
Mortgage servicing income	6,837	5,951
MSR capitalization and changes in fair value, net of derivative activity	6,698	5,257
Income from mortgage banking services, net	$26,232	$47,993

For the six months ended June 30, 2022, income from mortgage banking services decreased $21.8 million, compared to the same period in 2021, primarily due to a decline in revenue related to net gain on sales and fees from loan originations, including fair value changes in the held-for-sale portfolio and hedging activity, which decreased $24.1 million for the six months ended June 30, 2022, compared to the same period in 2021. Total loan originations were $1.0 billion for the six months ended June 30, 2022, a decline of $239.4 million from $1.3 billion for the same period in 2021. We retain servicing rights on the majority of mortgage loans that we sell, which drove the increase in servicing income of $0.9 million to $6.8 million for the six months ended June 30, 2022, from $6.0 million for the six months ended June 30, 2021. MSR capitalization and changes in fair value, net of derivative activity, increased $1.4 million in the six months ended June 30, 2022, compared to the same period in 2021. The increase in revenue related to our MSRs was primarily the result of changes in market interest rates and our corresponding hedging positions.
Other noninterest income decreased $2.2 million for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to certain loan-related fee income streams such as loan syndication fee income and customer accommodation interest rate swap fees and changes in fair value.
Noninterest Expense
The following table presents noninterest expense:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2022	2021	2022	2021
Salary and employee benefits	$35,248	$38,449	$69,473	$77,068
Occupancy and equipment	7,753	6,527	14,586	13,224
Amortization of intangible assets	935	354	1,262	708
Merger-related expenses	18,448	1,279	18,751	1,279
Other	13,284	10,015	24,063	19,525
Total noninterest expenses	$75,668	$56,624	$128,135	$111,804
Three months ended June 30, 2022 and 2021
Our noninterest expenses increased $19.0 million to $75.7 million for the second quarter of 2022, from $56.6 million for the same period in 2021. The increase is primarily due to increases of $17.2 million in merger-related expense and $3.3 million in other noninterest expenses, partially offset by a decrease of $3.2 million in salary and employee benefits expense.
The decrease in our salary and employee benefits expense for the second quarter of 2022, compared to the same period in 2021, was driven primarily by a decrease in commissions paid to our mortgage loan officers related to decreased mortgage origination activity during the second quarter of 2022.
We incurred merger-related expenses of $18.4 million for the second quarter of 2022, an increase from $1.3 million for the same period in 2021, related to our merger with Pioneer that closed on April 1, 2022.
Other noninterest expenses increased $3.3 million for the second quarter of 2022, compared to the same period in 2021. This increase was primarily caused by a $1.0 million increase in professional services expenses as well as an increase of

$0.6 million in FDIC insurance costs as the Small Bank FDIC Assessment Credit was fully utilized in 2021, and other smaller increases in data processing expenses, office expenses, and deposit expenses and other operational losses.
Six months ended June 30, 2022 and 2021
Our noninterest expenses increased $16.3 million to $128.1 million for the six months ended June 30, 2022, from $111.8 million for the same period in 2021. The increase is primarily due to increases of $17.5 million in merger related expense and $4.5 million in other noninterest expenses, partially offset by a decrease of $7.6 million in salary and employee benefits expense.
The decrease in our salary and employee benefits expense for the six months ended June 30, 2022, compared to the same period in 2021, was driven by the decrease in commissions paid to our mortgage loan officers related to decreased mortgage origination activity during the period ended June 30, 2022.
We incurred merger related expenses of $18.8 million for the six months ended June 30, 2022, an increase from $1.3 million for the same period in 2021, related to our merger with Pioneer that was completed on April 1, 2022.
Other noninterest expenses increased $4.5 million for the six months ended June 30, 2022, compared to the same period in 2021. This increase was primarily caused by a $0.7 million increase in travel and entertainment expenses as we continue to move away from limitations related to the COVID-19 pandemic, a $0.9 million increase in FDIC insurance costs as the Small Bank FDIC Assessment Credit was fully utilized in 2021, and a $1.3 million increase in professional services expense.
Income Taxes
Three months ended June 30, 2022 and 2021
We had an income tax benefit for the second quarter of 2022 of $(0.2) million, compared to income tax expense of $2.2 million for the same period in 2021. The decrease in income tax expense was due to our decreased income during the second quarter of 2022, which was primarily driven by our merger-related costs for the period. Our effective tax rate was (96.3)% for the second quarter of 2022, compared to 16.2% for the same period in 2021. The effective tax rate for the second quarter of 2022 was not meaningful due to the breakeven nature of income before income taxes in the second quarter of 2022.
Six months ended June 30, 2022 and 2021
We had income tax expense for the six months ended June 30, 2022 of $0.9 million, compared to $5.3 million for the same period in 2021. The decrease in income tax expense was primarily due to our decreased income during the period ended June 30, 2022, which was primarily driven by our merger-related costs for the period. Our effective tax rate was 10.3% for the six months ended June 30, 2022, compared to 17.2% for the same period in 2021.
Financial Condition
Balance Sheet
Our total assets were $7.1 billion and $5.7 billion at June 30, 2022 and December 31, 2021, respectively. Our total loans held-for-investment, net of deferred fees, costs, premiums and discounts were $5.4 billion at June 30, 2022, an increase of $1.4 billion from December 31, 2021, the majority of which was due to the Pioneer merger.
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
Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no trading securities in our investment portfolio as of June 30, 2022 and December 31, 2021. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest.
Our securities available-for-sale increased by $6.3 million to $578.8 million at June 30, 2022, compared to December 31, 2021. The increase was a result of the securities acquired in the Pioneer merger, partially offset by unrealized losses resulting from the rising interest rate environment. During the period ended June 30, 2022, the securities held-to-maturity increased due to the securities held-to-maturity acquired in the Pioneer merger and resulted in an increase of $21.8 million to $39.8 million.
The following table is a summary of our investment portfolio as of:

	June 30, 2022		December 31, 2021
(In thousands)	Carrying Amount	% of Portfolio	Carrying Amount	% of Portfolio
Available-for-sale:
U.S. treasury	$57,584	9.9%	$35,185	6.1%
U.S. agency	4,128	0.7%	5,919	1.0%
Obligations of states and political subdivisions	26,387	4.7%	3,789	0.7%
Mortgage backed - residential	123,892	21.4%	138,677	24.2%
Collateralized mortgage obligations	226,233	39.1%	235,784	41.2%
Mortgage backed - commercial	125,220	21.6%	153,147	26.8%
Other debt	15,307	2.6%	—	—%
Total available-for-sale	$578,751	100.0%	$572,501	100.0%
Held-to-maturity:
Obligations of states and political subdivisions	$24,962	62.7%	$716	4.0%
Mortgage backed - residential	9,398	23.6%	10,750	59.7%
Collateralized mortgage obligations	5,443	13.7%	6,541	36.3%
Total held-to-maturity	$39,803	100.0%	$18,007	100.0%

The following table shows the weighted average yield to average life of each category of investment securities as of June 30, 2022:

(In thousands)	One year or less		One to five years		Five to ten years		After ten years
	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield
Available-for-sale:
U.S. treasury	$—	—%	$26,014	1.82%	$31,570	1.29%	$—	—%
U.S. agency	—	—%	2,455	2.08%	1,673	1.71%	—	—%
Obligations of states and political subdivisions	—	—%	—	—%	6,552	3.22%	19,835	3.01%
Mortgage backed - residential	226	4.08%	65,632	1.99%	25,793	1.57%	32,241	2.27%
Collateralized mortgage obligations	5,314	1.88%	151,214	1.79%	28,982	1.83%	40,723	2.04%
Mortgage backed - commercial	2,032	1.78%	30,047	2.19%	79,009	2.04%	14,132	2.88%
Other debt	—	—%	—	—%	12,445	2.82%	2,862	3.78%
Total available-for-sale	$7,572	1.91%	$275,362	1.89%	$186,024	1.91%	$109,793	2.44%
Held-to-maturity:
Obligations of states and political subdivisions	—	—%	709	1.55%	—	—%	24,253	3.52%
Mortgage backed - residential	831	0.04%	7,105	2.42%	22	5.86%	1,440	3.25%
Collateralized mortgage obligations	—	—%	5,443	2.36%	—	—%	—	—%
Total held-to-maturity	$831	0.04%	$13,257	2.35%	$22	5.86%	$25,693	3.51%
Loans
Our loan portfolio represents a broad range of borrowers primarily in our markets in Kansas, Colorado, New Mexico, Texas, and Arizona, comprised of commercial, commercial real estate, residential real estate and consumer financing loans. We have a diversified portfolio across a variety of industries, and the portfolio is generally centered in the states in which we have branch offices.
Total loans, net of deferred origination fees, as of June 30, 2022 and December 31, 2021 were $5.4 billion and $4.0 billion, respectively. The increase in total loans was due primarily to our acquisition of Pioneer on April 1, 2022, which resulted in $811.3 million of loans recorded, net of purchase accounting adjustments.
The following table sets forth the composition of our loan portfolio, as of:

	June 30, 2022		December 31, 2021
(In thousands)	Amount	% of total loans	Amount	% of total loans
Commercial	$2,674,043	49.6%	$2,407,888	59.6%
Commercial real estate	1,750,882	32.5%	1,174,242	29.1%
Residential real estate	918,580	17.0%	437,017	10.8%
Consumer	44,423	0.9%	17,976	0.5%
Total loans	$5,387,928	100.0%	$4,037,123	100.0%
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
We have originated loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Loans covered by the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amounts is expected to be fully guaranteed by the SBA. PPP loans, which are included in our commercial loan portfolio, were $26.1 million and $66.7 million at June 30, 2022 and December 31, 2021, respectively. Refer to the 2021 Form 10-K for additional details.
During the three and six months ended June 30, 2022, we recognized $0.6 million and $1.5 million, respectively, in PPP loan related deferred processing fees (net of amortization of related deferred origination costs) as a yield adjustment and this amount is included in interest income on loans. During the three and six months ended June 30, 2021, we recognized approximately $2.1 million and $5.6 million, respectively, in PPP loan related deferred net processing fees.

Maturities and Sensitivity of Loans to Changes in Interest Rates
The information in the following tables is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following tables summarize the loan maturity distribution by type and related interest rate characteristics as of June 30, 2022:

(In thousands)	One year or less	After one through five years	After five through 15 years	After 15 years	Total
Commercial	$271,512	$1,407,046	$788,305	$207,180	$2,674,043
Commercial real estate	185,853	907,033	585,500	72,496	1,750,882
Residential real estate	76,499	90,226	136,807	615,048	918,580
Consumer	6,928	11,257	25,933	305	44,423
Total loans	$540,792	$2,415,562	$1,536,545	$895,029	$5,387,928

(In thousands)	One year or less	After one through five years	After five through 15 years	After 15 years	Total	Total Loans Maturing After 1 Year
Loans maturing with:
Fixed interest rates
Commercial	$62,446	$614,764	$694,403	$180,282	$1,551,895	$1,489,449
Commercial real estate	105,539	573,447	201,253	1,300	881,539	776,000
Residential real estate	45,051	74,820	96,616	268,305	484,792	439,741
Consumer	4,729	8,939	25,800	—	39,468	34,739
Total fixed interest rate loans	$217,765	$1,271,970	$1,018,072	$449,887	$2,957,694	$2,739,929
Floating or adjustable interest rates
Commercial	$209,066	$792,282	$93,902	$26,898	$1,122,148	$913,082
Commercial real estate	80,314	333,586	384,247	71,196	869,343	789,029
Residential real estate	31,448	15,406	40,191	346,743	433,788	402,340
Consumer	2,199	2,318	133	305	4,955	2,756
Total floating or adjustable interest rate loans	$323,027	$1,143,592	$518,473	$445,142	$2,430,234	$2,107,207
Total loans	$540,792	$2,415,562	$1,536,545	$895,029	$5,387,928	$4,847,136
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

The following table presents, by loan type, the changes in the allowance for loan losses:

	For the three months ended June 30,		For the six months ended June 30,		For the year ended December 31,
(In thousands)	2022	2021	2022	2021	2021
Balance, beginning of period	$50,509	$47,214	$47,547	$47,766	$47,766
Loan charge-offs:
Commercial	(947)	(2,894)	(1,950)	(3,102)	(4,296)
Commercial real estate	—	—	—	—	(375)
Residential real estate	(98)	—	(98)	(2)	(42)
Consumer	(38)	(19)	(64)	(72)	(148)
Total loan charge-offs	(1,083)	(2,913)	(2,112)	(3,176)	(4,861)
Recoveries of loans previously charged-off:
Commercial	1,546	50	1,723	86	1,547
Commercial real estate	1	—	1	9	28
Residential real estate	97	16	195	20	24
Consumer	7	11	23	23	43
Total loan recoveries	1,651	77	1,942	138	1,642
Net recoveries (charge-offs)	568	(2,836)	(170)	(3,038)	(3,219)
Provision for (reversal of) loan losses	5,000	(1,400)	8,700	(1,750)	3,000
Balance, end of period	$56,077	$42,978	$56,077	$42,978	$47,547
Allowance for loan losses to total loans	1.04%	1.13%	1.04%	1.13%	1.18%
Ratio of net charge-offs (recoveries) to average loans outstanding	(0.04)%	0.30%	0.01%	0.16%	0.09%
The following table presents net charge-offs (recoveries) to average loans outstanding by loan category:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2022	2021	2022	2021
Commercial	(0.08)%	0.52%	0.02%	0.28%
Commercial real estate	—%	—%	—%	—%
Residential real estate	—%	(0.02)%	(0.03)%	(0.01)%
Consumer	0.26%	0.21%	0.25%	0.66%
Allocation of Allowance for Loan Losses
The following table presents the allocation of the allowance for loan losses by category and the percentage of the allocation of the allowance for loan losses by category to total loans listed as of:

	June 30, 2022		December 31, 2021
(In thousands)	Allowance Amount	% of loans in each category to total loans	Allowance Amount	% of loans in each category to total loans
Commercial	$34,987	49.6%	$33,277	59.6%
Commercial real estate	18,053	32.5%	12,899	29.1%
Residential real estate	2,719	17.0%	1,136	10.8%
Consumer	318	0.9%	235	0.5%
Total	$56,077	100.0%	$47,547	100.0%
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
The following table sets forth our nonperforming assets as of:

(In thousands)	June 30, 2022	December 31, 2021
Nonaccrual loans:
Commercial	$16,069	$16,492
Commercial real estate	3,029	4,781
Residential real estate	7,465	6,052
Consumer	72	2
Total nonaccrual loans	26,635	27,327
Accrual TDRs	8,662	6,450
Accrual loans greater than 90 days past due	2,986	1,061
Total nonperforming loans	38,283	34,838
Other real estate owned and foreclosed assets, net	5,391	5,487
Total nonperforming assets	$43,674	$40,325
Nonaccrual loans to total loans	0.49%	0.68%
Nonperforming loans to total loans (1)	0.71%	0.86%
Nonperforming assets to total assets (1)	0.62%	0.71%
Allowance for loan losses to nonaccrual loans	210.54%	173.99%
(1) Nonperforming loans include nonaccrual loans, accrual TDR’s, and accrual loans greater than 90 days past due.

Deposits
Deposits represent our primary source of funds. We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. Total deposits increased by $1.1 billion to $5.9 billion at June 30, 2022, compared to December 31, 2021. Deposit growth over this period occurred primarily in our Texas markets, generally due to our acquisition of Pioneer, resulting in $1.2 billion of deposits recorded, net of purchase accounting adjustments.
The following table sets forth the average balance amounts and the average rates paid on deposits held by us:

	For the three months ended				For the six months ended June 30,
	2022		2021		2022		2021
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand deposit accounts	$1,923,870	—%	$1,283,536	—%	$1,745,967	—%	$1,200,921	—%
Interest-bearing deposit accounts:
Interest-bearing demand accounts	166,096	0.46%	226,750	0.20%	173,910	0.33%	196,225	0.22%
Savings accounts and money market accounts	3,290,758	0.16%	2,685,997	0.19%	3,034,478	0.15%	2,596,916	0.19%
NOW accounts	53,406	0.29%	90,901	0.76%	47,341	0.29%	91,215	0.63%
Certificate of deposit accounts	581,803	0.44%	351,350	0.91%	450,604	0.51%	356,474	0.98%
Total interest-bearing deposit accounts	4,092,063	0.21%	3,354,998	0.28%	3,706,333	0.20%	3,240,830	0.29%
Total deposits	$6,015,933	0.14%	$4,638,534	0.20%	$5,452,300	0.14%	$4,441,751	0.21%
As of June 30, 2022 and December 31, 2021, approximately $2.5 billion, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.
Liquidity
Liquidity refers to our ability to maintain cash flow that is adequate to fund operations, support asset growth, maintain reserve requirements and meet present and future obligations of deposit withdrawals, lending obligations and other contractual obligations.
FirstSun (Parent Company)
FirstSun has routine funding requirements consisting primarily of operating expenses, debt service, and funds used for acquisitions. FirstSun can obtain funding to meet its obligations from dividends collected from its subsidiaries, primarily the Bank, and through the issuance of varying forms of debt. At June 30, 2022, FirstSun had cash and cash equivalents of $11.8 million and debt outstanding of $84.4 million. Management believes FirstSun has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The Bank may declare dividends without prior regulatory approval that do not exceed the total of retained net income for the current year combined with its retained net income for the preceding two years, subject to maintenance of minimum capital requirements. Prior regulatory approval to pay dividends was not required in 2021 or 2022 and is not currently required. At June 30, 2022, the Bank could pay dividends to FirstSun of approximately $112.3 million without prior regulatory approval.
Bank
As more fully discussed in our 2021 Form 10-K, we continuously monitor our liquidity position and make adjustments to the balance between sources and uses of funds as we deem appropriate. At June 30, 2022, our liquid assets, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $312.4 million, or 4.4% of total assets, compared to $583.0 million, or 10.3% of total assets, at December 31, 2021. The decrease in our liquid assets was primarily due to a decrease in cash held at the Federal Reserve. Our available-for-sale securities at June 30, 2022 were $578.8 million, or 8.2% of total assets, compared to $572.5 million, or 10.1% of total assets, at December 31, 2021. Investment securities with an aggregate carrying value of $509.3 million and $465.7 million at June 30, 2022 and December 31, 2021, respectively, were pledged to secure public deposits and repurchase agreements. The increase in our pledged securities was primarily due to increases in public funds.

The liability portion of our balance sheet serves as a primary source of liquidity. We plan to meet our future cash needs primarily through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At June 30, 2022, customer deposits, excluding brokered deposits and certificates of deposit greater than $250,000, were 104.2% of net loans, compared with 113.2% at December 31, 2021. For additional information related to our deposits, see the Deposits section above. We are also a member of the FHLB, from which we can borrow for leverage or liquidity purposes. The FHLB requires that securities and qualifying loans be pledged to secure any advances. At June 30, 2022, we had $160.0 million in advances from the FHLB and a remaining credit availability of $765.0 million. In addition, we maintain a $6.9 million line with the Federal Reserve Bank’s discount window that is secured by certain loans from our loan portfolio.
Management believes the Bank has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Capital
Stockholders’ equity at June 30, 2022 was $727.5 million, compared to $524.0 million at December 31, 2021, an increase of $203.5 million, or 38.8%. The increase in stockholders’ equity relates primarily to the value of the common shares issued to the Pioneer shareholders in our merger with Pioneer on April 1, 2022, partially offset by a decline in accumulated other comprehensive income (loss), net, for unrealized losses in our available-for-sale securities portfolio resulting from the rising interest rate environment.
Capital Adequacy
We are subject to various regulatory capital requirements administered by the federal banking agencies. Management routinely analyzes our capital to seek to ensure an optimized capital structure. For further information on capital adequacy see Note 14 - Regulatory Capital Matters to the consolidated financial statements.
Material Contractual Obligations, Commitments, and Contingent Liabilities
We have entered into contractual obligations in the normal course of business that involve elements of credit risk, interest rate risk and liquidity risk.
The following table summarizes our material contractual obligations as of June 30, 2022. Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.

(In thousands)	Note Reference	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Deposits:
Deposits without a stated maturity	7	$5,362,195	$5,362,195	$—	$—	$—
Certificates of deposit	7	570,827	376,727	166,166	24,730	3,204
Securities sold under agreements to repurchase	8	70,838	70,838	—	—	—
Short-term debt:
FHLB LOC	9	—	—	—	—	—
Long-term debt:
FHLB term advances	9	160,000	20,000	—	—	140,000
Convertible notes payable	9	5,456	—	5,456	—	—
Subordinated debt	9	78,919	—	—	—	78,919
Operating leases	17	33,693	3,739	13,526	9,506	6,922
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
In the normal course of business, various legal actions and proceedings are pending against us and our affiliates which are incidental to the business in which they are engaged. Further discussion of contingent liabilities is included in Note 17 - Commitments and Contingencies to the consolidated financial statements.

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contractual or notional amounts of those instruments reflect the extent of involvement we have in particular classes of financial instruments. Further discussion of contingent liabilities is included in Note 17 - Commitments and Contingencies to the consolidated financial statements.
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

	% Change in Net Interest Income As of		% Change in Economic Value of Equity As of
Changes in Interest Rate (Basis Points)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
+300	17.3%	24.9%	(1.8)%	(3.2)%
+200	11.4%	16.9%	(0.5)%	(1.9)%
+100	5.8%	8.4%	0.1%	(1.1)%
Base	—%	—%	—%	—%
-100	(6.4)%	(0.6)%	(1.5)%	1.2%
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the three months ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part I - Financial Information
Item 1. Legal Proceedings
FirstSun and its subsidiaries are from time to time subject to claims and litigation arising in the ordinary course of business. For further information regarding legal proceedings, see Note 17 - Commitments and Contingencies in our unaudited consolidated financial statements contained in this report. One or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention and may materially adversely affect our reputation, even if resolved in our favor.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities or issuer purchases of equity securities during the second quarter of 2022.
Item 3. Defaults Upon Senior Securities

None
Item 4. Mine Safety Disclosures

Not applicable
Item 5. Other Information
Given the timing of the following event, the following information is included in this Quarterly Report on Form 10-Q pursuant to Item 5.02 of Form 8-K, “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” in lieu of filing a Form 8-K.
On August 9, 2022 Joel Murray retired as our Senior Vice President and Chief Accounting Officer (Principal Accounting Officer), effective immediately. Mr. Murray’s retirement was not due to any disagreement with FirstSun or the Bank regarding their respective operations, policies or practices. We anticipate that Mr. Murray will remain with FirstSun until December 31, 2022 to assist with the transition.
On August 10, 2022, our board of directors appointed Robert A. Cafera, Jr., age 53, to serve as the Principal Accounting Officer of FirstSun, effective immediately. Mr. Cafera has served as Executive Vice President and Chief Financial Officer (Principal Financial Officer) of FirstSun and the Bank since 2012. Mr. Cafera has no family relationships with any of our executive officers or directors, and there have been no related party transactions between Mr. Cafera and FirstSun that are reportable under Item 404(a) of Regulation S-K. In connection with his appointment as our Principal Accounting Officer, we did not enter into any new, and did not amend any existing, compensatory arrangements, nor did we make any additional grants or awards to Mr. Cafera.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of (Loss) Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTSUN CAPITAL BANCORP
(Registrant)
/s/ Neal E. Arnold

Date:	August 12, 2022
Neal E. Arnold
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Robert A. Cafera, Jr.

Date:	August 12, 2022
Robert A. Cafera, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)