Form 10-Q
period 2022-09-30
FIRSTSUN CAPITAL BANCORP
filed 2022-11-10
CIK 1709442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 9, 2022, there were approximately 24,906,032 shares of the registrant’s common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical or current fact nor are they assurances of future performance and generally can be identified by the use of forward-looking terminology, such as “believe,” “expect,” “anticipate,” “intend,” “target,” “estimate,” “continue,” “positions,” “plan,” “predict,” “project,” “forecast,” “guidance,” “goal,” “objective,” “prospects,” “possible” or “potential,” by future conditional verbs such as “assume,” “will,” “would,” “should,” “could” or “may,” or by variations of such words or by similar expressions. These forward-looking statements include, but are not limited to, statements related to our merger with Pioneer Bancshares, Inc. (“Pioneer”) that was closed on April 1, 2022 (the “Merger”), statements about the impact of COVID-19 on our operations, our belief that sources of available liquidity are adequate to meet our current and expected liquidity needs, our plans to meet future cash needs through the generation of deposits, our expectations that many of our unfunded commitments will expire without being drawn, and statements regarding our business plan and strategies. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time, are difficult to predict and are generally beyond our control.
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
•the outcome of pending or threatened litigation or of matters before or involving regulatory agencies, whether currently existing or commencing in the future;
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
•the adverse effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as inflation and recessions, epidemics and pandemics (including COVID-19), war or terrorist activities (including the war in Ukraine), essential utility outages, climate change, deterioration in the global economy, instability in the credit markets, disruptions in our customers’ supply chains or disruption in transportation;
•other actions of the Federal Reserve and legislative and regulatory actions and reforms;
•the inability to maintain or grow deposits;
•the inability to manage strategic initiatives and/or organizational changes;
•cyber-security risks;
•FirstSun’s ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks;
•the inability to implement technology system enhancements;
•failures of internal controls and other risk management systems;
•failures of third-party providers;
•losses related to fraud, theft, misappropriation or violence; and
•other risks and uncertainties disclosed in documents filed or furnished by us with or to the SEC, any of which could cause actual results to differ materially from future results expressed, implied or otherwise anticipated by such forward-looking statements.
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

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Balance Sheets
As of

	(Unaudited)
(In thousands, except par and share amounts)	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$325,039	$668,462
Securities available-for-sale	551,165	572,501
Securities held-to-maturity, fair value of $34,096 and $18,599, respectively	39,148	18,007
Loans held-for-sale, at fair value	67,535	103,939
Loans, net of allowance for loan losses of $59,678 and $47,547, respectively	5,497,008	3,989,576
Mortgage servicing rights, at fair value	73,850	47,392
Premises and equipment, net	88,490	53,147
Other real estate owned and foreclosed assets, net	5,391	5,487
Bank-owned life insurance	77,462	54,858
Restricted equity securities	34,877	16,239
Goodwill	93,483	33,050
Core deposits and other intangible assets, net	17,825	8,250
Accrued interest receivable	24,964	14,761
Deferred tax assets, net	56,605	23,030
Prepaid expenses and other assets	100,075	58,115
Total assets	$7,052,917	$5,666,814

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing accounts	$1,946,215	$1,566,113
Interest-bearing accounts	3,814,203	3,288,835
Total deposits	5,760,418	4,854,948
Securities sold under agreements to repurchase	51,256	92,093
Federal Home Loan Bank advances	310,872	40,000
Convertible notes payable, net	5,317	19,442
Subordinated debt, net	74,780	50,016
Accrued interest payable	3,073	2,369
Accrued expenses and other liabilities	96,548	83,908
Total liabilities	6,302,264	5,142,776

Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued or outstanding, respectively	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 24,906,032 and 19,903,342 shares issued; 24,906,032 and 18,346,288 shares outstanding, respectively	2	2
Additional paid-in capital	460,530	261,905
Treasury stock, — and 1,557,054 shares, respectively	—	(38,148)
Retained earnings	333,227	298,615
Accumulated other comprehensive (loss) income, net	(43,106)	1,664
Total stockholders’ equity	750,653	524,038
Total liabilities and stockholders’ equity	$7,052,917	$5,666,814
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Income and Comprehensive Income (Loss)
For the three and nine months ended September 30,
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Interest income:
Interest and fee income on loans:
Taxable	$63,626	$37,225	$154,266	$102,068
Tax exempt	4,644	3,471	14,447	16,612
Interest and dividend income on securities:
Taxable	3,639	1,949	9,250	5,634
Tax exempt	5	5	2	12
Other interest income	1,849	611	3,687	1,450
Total interest income	73,763	43,261	181,652	125,776
Interest expense:
Interest expense on deposits	3,274	1,978	7,020	6,731
Interest expense on securities sold under agreements to repurchase	51	13	74	49
Interest expense on other borrowed funds	1,952	1,305	6,202	4,214
Total interest expense	5,277	3,296	13,296	10,994
Net interest income	68,486	39,965	168,356	114,782
Provision for loan losses	3,750	3,500	12,450	1,750
Net interest income after provision for loan losses	64,736	36,465	155,906	113,032
Noninterest income:
Service charges on deposit accounts	4,807	3,471	13,111	8,659
Credit and debit card fees	3,103	2,472	8,508	7,140
Trust and investment advisory fees	1,552	1,974	5,408	5,871
Income from mortgage banking services, net	13,785	20,151	40,017	68,144
Gain on other real estate owned and foreclosed assets activity, net	155	93	164	591
Other noninterest income	1,551	523	3,740	4,443
Total noninterest income	24,953	28,684	70,948	94,848
Noninterest expense:
Salary and employee benefits	32,508	36,061	101,981	113,129
Occupancy and equipment	8,216	6,643	22,802	19,867
Amortization of intangible assets	935	354	2,197	1,062
Merger related expenses	—	705	18,751	1,984
Other noninterest expenses	13,889	10,807	37,952	30,332
Total noninterest expense	55,548	54,570	183,683	166,374
Income before income taxes	34,141	10,579	43,171	41,506
Provision for income taxes	7,628	1,851	8,559	7,159
Net income	$26,513	$8,728	$34,612	$34,347
Other comprehensive income (loss), net of tax:
(Loss) gain on securities available-for-sale	(5,107)	263	(47,306)	(1,714)
Gain on fair value hedges of securities available-for-sale	1,438	—	2,536	—
Other comprehensive (loss) income, net of tax	(3,669)	263	(44,770)	(1,714)
Comprehensive income (loss)	$22,844	$8,991	$(10,158)	$32,633

Earnings per share:
Net income available to common stockholders	$26,513	$8,728	$34,612	$34,347
Basic	$1.07	$0.48	$1.53	$1.87
Diluted	$1.04	$0.46	$1.49	$1.83
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the three months ended September 30,
(Unaudited)

(in thousands, except share amounts)	Issued shares of common stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
2022
Balance, beginning of period	24,850,954	$2	$460,263	$—	$306,714	$(39,437)	$727,542
Issuance of common stock on restricted stock grants (11,344 shares in the second quarter of 2022)	—	—	102	—	—	—	102
Stock option exercises	55,078	—	(206)	—	—	—	(206)
Share-based compensation, net of forfeitures	—	—	371	—	—	—	371
Net income	—	—	—	—	26,513	—	26,513
Other comprehensive loss	—	—	—	—	—	(3,669)	(3,669)
Balance, end of period	24,906,032	$2	$460,530	$—	$333,227	$(43,106)	$750,653

2021
Balance, beginning of period	19,878,713	$2	$260,516	$(38,148)	$281,070	$7,142	$510,582
Share-based compensation, net of forfeitures	—	—	348	—	—	—	348
Net income	—	—	—	—	8,728	—	8,728
Other comprehensive income	—	—	—	—	—	263	263
Balance, end of period	19,878,713	$2	$260,864	$(38,148)	$289,798	$7,405	$519,921
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Stockholders’ Equity (continued)
For the nine months ended September 30,
(Unaudited)

(in thousands, except share amounts)	Issued shares of common stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
2022
Balance, beginning of period	19,903,342	$2	$261,905	$(38,148)	$298,615	$1,664	$524,038
Merger with Pioneer Bancshares, Inc. (issuance of treasury stock 1,557,054 shares)	4,910,412	—	197,946	38,148	—	—	236,094
Issuance of common stock on restricted stock grants	11,344	—	169	—	—	—	169
Stock option exercises	80,934	—	(414)	—	—	—	(414)
Share-based compensation, net of forfeitures	—	—	924	—	—	—	924
Net income	—	—	—	—	34,612	—	34,612
Other comprehensive loss	—	—	—	—	—	(44,770)	(44,770)
Balance, end of period	24,906,032	$2	$460,530	$—	$333,227	$(43,106)	$750,653

2021
Balance, beginning of period	19,878,713	$2	$259,363	$(38,148)	$255,451	$9,119	$485,787
Share-based compensation, net of forfeitures	—	—	1,501	—	—	—	1,501
Net income	—	—	—	—	34,347	—	34,347
Other comprehensive loss	—	—	—	—	—	(1,714)	(1,714)
Balance, end of period	19,878,713	$2	$260,864	$(38,148)	$289,798	$7,405	$519,921
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Cash Flows
For the nine months ended September 30,
(Unaudited)

(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$34,612	$34,347
Adjustments to reconcile income to net cash provided by operating activities:
Provision for loan losses	12,450	1,750
Depreciation	5,305	4,716
Deferred tax expense	671	2,862
Amortization of net premium on securities	1,737	2,617
Accretion of net discount on acquired loans	(1,832)	(1,001)
Amortization of deferred loan origination fees and costs	398	(407)
Amortization of core deposits and other intangible assets	2,197	1,062
Amortization of software implementation costs	639	844
Amortization of premium on acquired deposits	(743)	(45)
Accretion of discount on subordinated debt	191	192
Amortization of issuance costs on subordinated debt	108	70
Accretion of discount on convertible notes payable	1,093	559
Accretion of discount on Federal Home Loan Bank advances	64	—
Increase in cash surrender value of bank-owned life insurance	(1,222)	(954)
Impairment of premises and equipment	720	23
Impairment of other real estate owned and foreclosed assets	21	240
Federal Home Loan Bank stock dividends	(238)	(306)
Share-based compensation expense	1,093	1,501
Decrease (increase) in fair value of mortgage servicing rights	(14,777)	3,706
Net loss on sales of loans held-for-investment	—	698
Net loss on disposal of premises and equipment	86	75
Net gain on other real estate owned and foreclosed assets activity	(164)	(591)
Net gain on sales of loans held-for-sale	(10,498)	(50,224)
Origination of loans held-for-sale	(899,200)	(1,693,782)
Proceeds from sales of loans held-for-sale	937,343	1,797,219
Changes in operating assets and liabilities:
Accrued interest receivable	(6,255)	(1,233)
Prepaid expenses and other assets	(32,474)	2,231
Accrued interest payable	297	176
Accrued expenses and other liabilities	10,666	(23,610)
Net cash provided by operating activities	$42,288	$82,735
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Cash Flows (continued)
For the nine months ended September 30,
(Unaudited)

(In thousands)	2022	2021
Cash flows from operating activities: (previous page)	$42,288	$82,735

Cash flows from investing activities:
Cash acquired in excess of cash paid in connection with Pioneer Merger	444,541	—
Proceeds from maturities of held-to-maturity securities	3,027	12,097
Purchases of available-for-sale securities	(66,606)	(164,914)
Proceeds from sale or maturities of available-for-sale securities	157,399	97,499
Loan originations, net of repayments	(707,439)	19,632
Proceeds from the sale of loans held-for-sale previously classified as held-for-investment	—	18,544
Purchases of premises and equipment	(1,795)	(2,891)
Proceeds from the sale of premises and equipment	2	1,192
Proceeds from sales of other real estate owned and foreclosed assets	867	1,221
Purchases of restricted equity securities	(18,549)	(49)
Proceeds from the sale or redemption of restricted equity securities	9,471	6,603
Purchase of other investments	(388)	(324)
Proceeds from the sale or redemption of other investments	745	519
Net cash used in investing activities	(178,725)	(10,871)

Cash flows from financing activities:
Net change in deposits	(285,868)	704,481
Net change in securities sold under agreements to repurchase	(40,837)	1,629
Proceeds from Federal Home Loan Bank advances	170,884	—
Repayments of Federal Home Loan Bank advances	(60,000)	(30,411)
Repayment of convertible notes payable	(15,217)	—
Proceeds from subordinated debt, net	24,466	—
Proceeds from issuance of common stock, net of issuance costs	(414)	—
Net cash (used in) provided by financing activities	(206,986)	675,699
Net (decrease) increase in cash and cash equivalents	(343,423)	747,563
Cash and cash equivalents, beginning of period	668,462	201,978
Cash and cash equivalents, end of period	$325,039	$949,541

Supplemental disclosures of cash flow information:
Interest paid on deposits	$6,726	$6,869
Interest paid on borrowed funds	$6,605	$4,362
Cash paid for income taxes, net	$10,276	$4,930
Non-cash investing and financing activities:
Assets acquired from Merger with Pioneer Bancshares, Inc.	$1,085,506	$—
Liabilities assumed from Merger with Pioneer Bancshares, Inc.	$1,354,387	$—
Net change in unrealized loss on available-for-sale securities	$(62,473)	$(2,270)
Loan charge-offs	$2,412	$3,242
Premises and equipment transferred to other real estate owned and foreclosed assets	$338	$—
Loans transferred to other real estate owned and foreclosed assets	$291	$3,264
Other assets transferred to Premises and equipment	$64	$—
Mortgage servicing rights resulting from sale or securitization of mortgage loans	$11,681	$18,533
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
These consolidated financial statements in this Quarterly Report on Form 10-Q do not include all of the information and footnotes required by U.S. GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”). These interim financial statements are unaudited, and include, in our opinion, all adjustments necessary for a fair statement of the results for the periods indicated, which are not necessarily indicative of results which may be expected for the full year. These unaudited consolidated financial statements and notes should be read in conjunction with FirstSun’s audited consolidated financial statements and footnotes thereto for the year ended December 31, 2021, included in our Annual Report on Form 10-K filed with the SEC on March 25, 2022 (the “2021 Form 10-K”). Certain prior period amounts have been reclassified to conform to the current period presentation. Reclassifications had no effect on our net income or stockholders’ equity.
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
We are currently executing our implementation plan for ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) under the direction of our Chief Financial Officer and our Chief Credit Officer. As of September 30, 2022, we have performed a preliminary parallel run and completed an external model validation of our modeling framework. A separate model validation related to our probability of default and loss given default internal loan risk rating framework is nearing completion. We continue to design and implement our controls over the new allowance model framework. Based upon our preliminary parallel run we currently expect the adoption of ASU 2016-13 will result in an increase in our allowance for loan losses and our reserves for unfunded commitments. This increase is a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets; however, we do not expect these allowances to be significant. Additionally, the adoption of ASU 2016-13 is not expected to have a significant impact on our regulatory capital ratios. The ultimate impact of adoption on January 1, 2023 will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of that date, notwithstanding any further refinements to our expected credit loss models.
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
Consideration
Under the terms of the Merger Agreement, each outstanding share of Pioneer common stock was converted into 1.0443 shares of FirstSun common stock (except for shareholders who properly exercised their dissenters’ rights) with cash paid in lieu of fractional shares. Accordingly, we issued 6,467,466 shares of our common stock to Pioneer shareholders in the Merger valued at $230,760 based on a third-party valuation of our common stock in accordance with ASC Topic 820, Fair Value Measurements as of the closing date. We also converted Pioneer stock options into 431,645 options to purchase shares of FirstSun common stock. This conversion was valued at $5,334. We also paid cash to certain Pioneer shareholders of $4,736. Total aggregate consideration paid in the Pioneer Merger was $240,830.

Fair Value
We recorded the estimated fair value of assets acquired and liabilities assumed based on initial valuations at April 1, 2022. The determination of estimated fair value required management to make assumptions related to discount rates, expected future cash flows, market conditions and other future events that are subjective in nature and may require adjustments. Accordingly, these fair value estimates are considered preliminary as of September 30, 2022, and are subject to adjustment during the specified measurement period that ends 12 months from the closing date of the Merger.

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
Acquired loans and purchased credit impaired loans
Acquired loans were recorded at fair value based on a discounted cash flow valuation methodology that considered, among other things, projected default rates, loss given default rates and recovery rates. No allowance for loan losses was carried over from Pioneer.
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
NOTE 3 - Securities
The amortized cost, gross unrealized gains and losses, and fair values of available-for-sale and held-to-maturity debt securities by type follows as of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2022
Available-for-sale:
U.S. treasury	$62,021	$—	$(5,403)	$56,618
U.S. agency	3,242	—	(41)	3,201
Obligations of states and political subdivisions	29,860	—	(4,408)	25,452
Mortgage backed - residential	134,216	8	(15,711)	118,513
Collateralized mortgage obligations	232,970	—	(18,940)	214,030
Mortgage backed - commercial	132,358	—	(13,766)	118,592
Other debt	16,769	—	(2,010)	14,759
Total available-for-sale	$611,436	$8	$(60,279)	$551,165
Held-to-maturity:
Obligations of states and political subdivisions	$25,002	$—	$(4,134)	$20,868
Mortgage backed - residential	9,091	5	(654)	8,442
Collateralized mortgage obligations	5,055	—	(269)	4,786
Total held-to-maturity	$39,148	$5	$(5,057)	$34,096
December 31, 2021
Available-for-sale:
U.S. treasury	$35,400	$—	$(215)	$35,185
U.S. agency	6,019	—	(100)	5,919
Obligations of states and political subdivisions	3,979	—	(190)	3,789
Mortgage backed - residential	138,297	2,018	(1,638)	138,677
Collateralized mortgage obligations	236,282	1,441	(1,939)	235,784
Mortgage backed - commercial	150,322	3,424	(599)	153,147
Total available-for-sale	$570,299	$6,883	$(4,681)	$572,501
Held-to-maturity:
Obligations of states and political subdivisions	$716	$25	$—	$741
Mortgage backed - residential	10,750	390	—	11,140
Collateralized mortgage obligations	6,541	177	—	6,718
Total held-to-maturity	$18,007	$592	$—	$18,599

As of September 30, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
Certain debt securities that have gross unrealized losses and have been in a continuous unrealized loss position for more than one year follows as of:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Number of Securities
September 30, 2022
Available-for-sale:
U.S. treasury	$25,690	$(975)	$30,928	$(4,428)	$56,618	$(5,403)	10
U.S. agency	—	—	3,201	(41)	3,201	(41)	7
Obligations of states and political subdivisions	22,626	(3,346)	2,357	(1,062)	24,983	(4,408)	18
Mortgage backed - residential	68,299	(5,512)	49,723	(10,199)	118,022	(15,711)	86
Collateralized mortgage obligations	148,461	(6,846)	65,569	(12,094)	214,030	(18,940)	67
Mortgage backed - commercial	88,997	(10,162)	29,595	(3,604)	118,592	(13,766)	22
Other debt	14,759	(2,010)	—	—	14,759	(2,010)	9
Total available-for-sale	$368,832	$(28,851)	$181,373	$(31,428)	$550,205	$(60,279)	219
Held-to-maturity:
Obligations of states and political subdivisions	$20,869	$(4,134)	$—	$—	$20,869	$(4,134)	8
Mortgage backed - residential	8,217	(654)	—	—	8,217	(654)	10
Collateralized mortgage obligations	4,786	(269)	—	—	4,786	(269)	5
Total held-to-maturity	$33,872	$(5,057)	$—	$—	$33,872	$(5,057)	23

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Number of Securities
December 31, 2021
Available-for-sale:
U.S. treasury	$35,185	$(215)	$—	$—	$35,185	$(215)	4
U.S. agency	—	—	5,919	(100)	5,919	(100)	7
Obligations of states and political subdivisions	3,232	(190)	—	—	3,232	(190)	2
Mortgage backed - residential	51,616	(530)	25,246	(1,108)	76,862	(1,638)	17
Collateralized mortgage obligations	115,877	(1,938)	193	(1)	116,070	(1,939)	16
Mortgage backed - commercial	32,872	(581)	24,170	(18)	57,042	(599)	5
Total available-for-sale	$238,782	$(3,454)	$55,528	$(1,227)	$294,310	$(4,681)	51
There were no held-to-maturity securities in an unrealized loss position as of December 31, 2021.

Estimated fair value is less than amortized cost primarily because of the rising interest rate environment and is unrelated to specific conditions of the issuer. At September 30, 2022 and December 31, 2021, management does not believe these securities are other than temporarily impaired for the following reasons: there was no significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the issuer; there was no significant adverse change in the regulatory, economic, or technological environment of the issuer; and there was no significant adverse change in the general market condition of either the geographic area or the industry in which the issuer operates. Management has the ability and intent to hold these securities and it is likely that management will not be required to sell the securities prior to maturity or until such time as the full amount of investment principal will be returned.
The amortized cost and fair value of our debt securities by contractual maturity as of September 30, 2022 are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or earlier redemptions that may occur.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due within 1 year	$3,533	$3,444
Due after 1 year through 5 years	45,272	43,573
Due after 5 years through 10 years	174,641	155,456
Due after 10 years	387,990	348,692
Total available-for-sale	$611,436	$551,165
Held-to-maturity:
Due after 1 year through 5 years	$1,042	$997
Due after 5 years through 10 years	668	629
Due after 10 years	37,438	32,470
Total held-to-maturity	$39,148	$34,096
Securities with a carrying value of $435,410 and $465,665 were pledged to secure public deposits, securities sold under agreements to repurchase and borrowed funds at September 30, 2022 and December 31, 2021, respectively.
For the three and nine months ended September 30, 2022, there were proceeds from the sale of securities of $81,016. No gain or loss was recognized for the three and nine months ended September 30, 2022 as the securities sold were acquired at fair value on April 1, 2022 in the Pioneer Merger and were sold on April 5, 2022. There were no proceeds from sales and calls of securities for the three and nine months ended September 30, 2021.
NOTE 4 - Loans
Loans held-for-investment consist of the following as of:

	September 30, 2022	December 31, 2021
Commercial	$2,742,625	$2,414,787
Commercial real estate	1,781,791	1,176,973
Residential real estate	1,003,699	437,116
Consumer	44,358	17,766
Total loans	5,572,473	4,046,642
Deferred costs, fees, premiums, and discounts, net	(15,787)	(9,519)
Allowance for loan losses	(59,678)	(47,547)
Total loans, net	$5,497,008	$3,989,576

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. A provision in the CARES Act created the Paycheck Protection Program (PPP), a program administered by the Small Business Administration (“SBA”) to provide loans to small business during the COVID-19 pandemic. As of September 30, 2022 and December 31, 2021, we had $6,086 and $68,401 of PPP loans outstanding and deferred processing fees outstanding of $54 and $1,652, respectively. PPP loans are classified as Commercial loans in the consolidated financial statements. No allowance for loan losses has been recognized for PPP loans as such loans are guaranteed by the SBA.
The following table presents the activity in the allowance for loan losses by portfolio type for the three months ended September 30,:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
2022
Allowance for loan losses:
Balance, beginning of period	$34,987	$18,053	$2,719	$318	$56,077
Provision for loan losses	2,286	1,163	269	32	3,750
Loans charged off	(223)	—	(24)	(53)	(300)
Recoveries	112	2	1	36	151
Balance, end of period	$37,162	$19,218	$2,965	$333	$59,678
2021
Allowance for loan losses:
Balance, beginning of period	$28,173	$13,149	$1,305	$351	$42,978
Provision for (benefit from) loan losses	3,030	560	(31)	(59)	3,500
Loans charged off	—	—	—	(66)	(66)
Recoveries	1,440	—	3	13	1,456
Balance, end of period	$32,643	$13,709	$1,277	$239	$47,868
The following table presents the activity in the allowance for loan losses by portfolio type for the nine months ended September 30,:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
2022
Allowance for loan losses:
Balance, beginning of period	$33,277	$12,899	$1,136	$235	$47,547
Provision for loan losses	4,223	6,316	1,755	156	12,450
Loans charged off	(2,173)	—	(122)	(117)	(2,412)
Recoveries	1,835	3	196	59	2,093
Balance, end of period	$37,162	$19,218	$2,965	$333	$59,678
2021
Allowance for loan losses:
Balance, beginning of period	$32,009	$13,863	$1,606	$288	$47,766
Provision for (benefit from) loan losses	2,210	(163)	(350)	53	1,750
Loans charged off	(3,102)	—	(2)	(138)	(3,242)
Recoveries	1,526	9	23	36	1,594
Balance, end of period	$32,643	$13,709	$1,277	$239	$47,868
We determine the allowance for loan losses estimate on at least a quarterly basis.

The following table presents the balance in the allowance for loan losses and the recorded investment by portfolio type based on impairment method as of:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
September 30, 2022
Loans:
Individually evaluated for impairment	$16,560	$11,108	$14,132	$87	$41,887
Collectively evaluated for impairment	2,726,065	1,770,683	989,567	44,271	5,530,586
Total loans	$2,742,625	$1,781,791	$1,003,699	$44,358	$5,572,473
Allowance for loan losses:
Individually evaluated for impairment	$1,034	$188	$29	$84	$1,335
Collectively evaluated for impairment	36,128	19,030	2,936	249	58,343
Total allowance for loan losses	$37,162	$19,218	$2,965	$333	$59,678
December 31, 2021
Loans:
Individually evaluated for impairment	$17,460	$4,781	$11,479	$2	$33,722
Collectively evaluated for impairment	2,397,327	1,172,192	425,637	17,764	4,012,920
Total loans	$2,414,787	$1,176,973	$437,116	$17,766	$4,046,642
Allowance for loan losses:
Individually evaluated for impairment	$2,517	$12	$39	$—	$2,568
Collectively evaluated for impairment	30,760	12,887	1,097	235	44,979
Total allowance for loan losses	$33,277	$12,899	$1,136	$235	$47,547

The following table presents information related to impaired loans by class of loans as of:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment
September 30, 2022
With no related allowance recorded:
Commercial	$13,937	$13,438	$—	$9,609
Commercial real estate	10,693	10,312	—	5,031
Residential real estate	13,939	14,103	—	8,818
Consumer	—	—	—	—
Total loans with no related allowance recorded	38,569	37,853	—	23,458
With an allowance recorded:
Commercial	3,256	3,122	1,034	2,426
Commercial real estate	796	796	188	265
Residential real estate	29	29	29	10
Consumer	87	87	84	29
Total loans with an allowance recorded	4,168	4,034	1,335	2,730
Total impaired loans	$42,737	$41,887	$1,335	$26,188
December 31, 2021
With no related allowance recorded:
Commercial	$14,619	$13,982	$—	$10,637
Commercial real estate	4,795	4,706	—	3,943
Residential real estate	10,754	10,808	—	7,223
Consumer	3	2	—	3
Total loans with no related allowance recorded	30,171	29,498	—	21,806
With an allowance recorded:
Commercial	3,666	3,478	2,517	2,375
Commercial real estate	124	75	12	57
Residential real estate	665	671	39	462
Total loans with an allowance recorded	4,455	4,224	2,568	2,894
Total impaired loans	$34,626	$33,722	$2,568	$24,700
Interest income recorded on impaired loans was not material for the three and nine months ended September 30, 2022 and 2021.
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
Doubtful - loans are considered “classified” and have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. There were no loans categorized as doubtful as of September 30, 2022 and December 31, 2021.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.
The following table presents the credit risk profile of our loan portfolio based on our rating categories as of:

	Non-Classified	Classified	Total
September 30, 2022
Commercial	$2,710,397	$32,228	$2,742,625
Commercial real estate	1,750,480	31,311	1,781,791
Residential real estate	994,835	8,864	1,003,699
Consumer	44,270	88	44,358
Total loans	$5,499,982	$72,491	$5,572,473
December 31, 2021
Commercial	$2,384,275	$30,512	$2,414,787
Commercial real estate	1,146,673	30,300	1,176,973
Residential real estate	431,033	6,083	437,116
Consumer	17,762	4	17,766
Total loans	$3,979,743	$66,899	$4,046,642
The following table presents our loan portfolio aging analysis as of:

	Loans Not Past Due	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans Greater than 90 Days Past Due, Still Accruing	Nonaccrual	Total
September 30, 2022
Commercial	$2,720,683	$4,431	$1,505	$261	$15,745	$2,742,625
Commercial real estate	1,771,809	681	365	—	8,936	1,781,791
Residential real estate	988,528	2,027	4,142	198	8,804	1,003,699
Consumer	44,230	41	—	—	87	44,358
Total loans	$5,525,250	$7,180	$6,012	$459	$33,572	$5,572,473
December 31, 2021
Commercial	$2,392,205	$5,467	$623	$—	$16,492	$2,414,787
Commercial real estate	1,160,244	10,887	—	1,061	4,781	1,176,973
Residential real estate	424,860	5,794	410	—	6,052	437,116
Consumer	17,719	45	—	—	2	17,766
Total loans	$3,995,028	$22,193	$1,033	$1,061	$27,327	$4,046,642
As of September 30, 2022 and December 31, 2021, we have a recorded investment in troubled debt restructurings (“TDRs”) of $18,495 and $21,699, respectively. We have no commitments to lend additional amounts on our TDRs at September 30, 2022.
The modification of the terms of the loans performed for the three and nine months ended September 30, 2022 and 2021, included rate modifications, extensions of the maturity dates or a permanent reduction of the recorded investment in the loans.

The following table presents loans by class modified as TDRs that occurred during the nine months ended September 30, 2022 and year ended December 31, 2021:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
September 30, 2022
Commercial	1	$248	$198
Residential real estate	1	126	126
Consumer	1	72	72
Total	3	$446	$396
December 31, 2021
Commercial	7	$6,969	$6,178
Commercial real estate	1	2,295	2,265
Residential real estate	4	1,386	1,435
Total	12	$10,650	$9,878
As of September 30, 2022 and December 31, 2021, the TDRs increased the allowance for loan losses by $797 and $2,326, respectively. There were no amounts charged-off during the three and nine months ended September 30, 2022 and year ended December 31, 2021. For the year ended December 31, 2021, there were loans modified as TDRs totaling $106 for which there was a payment default following the modification.
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
Acquired Loans and Loan Discounts:
Included in the net loan portfolio as of September 30, 2022 and December 31, 2021 is a net accretable discount related to loans acquired within a business combination in the approximate amounts of $9,768 and $571, respectively. The discount is accreted into income on a level-yield basis over the life of the loans.
Loans acquired with evidence of credit quality deterioration at acquisition, for which it was probable that we would not be able to collect all contractual amounts due, were accounted for as purchased credit impaired (“PCI”) loans. The outstanding balance represents the total amount owed, including accrued but unpaid interest, and any amounts previously charged off. The carrying amount of purchased credit impaired loans was not significant as of September 30, 2022 and December 31, 2021.

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
The unpaid principal loan balance of our servicing portfolio is presented in the following table as of:

	September 30, 2022	December 31, 2021
Federal National Mortgage Association	$2,499,105	$2,352,981
Federal Home Loan Mortgage Corporation	1,627,381	1,512,858
Government National Mortgage Association	852,490	759,524
Federal Home Loan Bank	114,747	134,616
Other	1,443	1,853
Total	$5,095,166	$4,761,832
The activity of MSRs carried at fair value is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Balance, beginning of period	$66,047	$40,844	$47,392	$29,144
Additions:
Servicing resulting from transfers of financial assets	3,489	5,303	11,681	18,533
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	6,270	948	21,142	5,209
Changes in fair value due to pay-offs, pay-downs, and runoff	(1,956)	(3,124)	(6,365)	(8,915)
Balance, end of period	$73,850	$43,971	$73,850	$43,971
The following represents the weighted-average key assumptions used to estimate the fair value of MSRs as of:

	September 30, 2022	December 31, 2021	September 30, 2021
Discount rate	9.34%	9.22%	9.22%
Total prepayment speeds	7.43%	11.52%	12.15%
Cost of servicing each loan	$87/per loan	$85/per loan	$86/per loan
Total servicing and ancillary fees earned from the mortgage servicing portfolio is presented in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

Servicing fees	$4,111	$3,101	$10,807	$8,853
Late and ancillary fees	123	118	264	317
Total	$4,234	$3,219	$11,071	$9,170

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
The components of our banking derivative financial instruments consisted of the following as of:

	Number of Transactions	Expiration Dates	Outstanding Notional	Estimated Fair Value
September 30, 2022
Derivative financial instruments designated as hedging instruments:
Assets:
Interest Rate Products	32	2028-2036	$204,216	$16,717
Derivative financial instruments not designated as hedging instruments:
Assets:
Interest Rate Products	41	2024-2037	$275,765	$26,642
Liabilities:
Interest Rate Products	41	2024-2037	$275,765	$25,987
December 31, 2021
Derivative financial instruments designated as hedging instruments:
Assets:
Interest Rate Products	1	2029	$20,190	$1,213
Liabilities:
Interest Rate Products	12	2022-2029	$179,431	$7,107
Derivative financial instruments not designated as hedging instruments:
Assets:
Interest Rate Products	38	2024-2036	$232,849	$6,923
Liabilities:
Interest Rate Products	38	2024-2036	$232,849	$7,366

We recorded gains and losses on banking derivative assets and liabilities as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Recorded gain (loss) on banking derivative assets	$15,123	$(186)	$30,192	$(420)
Recorded (loss) gain on banking derivative liabilities	$(14,771)	$337	$(29,095)	$926
For the three months ended September 30, 2022 and 2021, our banking derivative financial instruments not designated as hedging instruments generated fee income of $492 and $246, respectively. For the nine months ended September 30, 2022 and 2021, our banking derivative financial instruments not designated as hedging instruments generated fee income of $1,294 and $1,080, respectively.
The carrying amount of hedged loans receivable as of September 30, 2022 and December 31, 2021 was $144,506 and $205,235, respectively. The cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged loans receivable as of September 30, 2022 and December 31, 2021 was $(13,491) and $5,614, respectively.
The carrying amount of hedged securities available-for-sale as of September 30, 2022 was $36,268. The cumulative amount of fair value hedging adjustment, net of tax included in other comprehensive income (loss) as of September 30, 2022 was $2,536. There were no hedged securities available-for-sale as of December 31, 2021.
Credit-risk-related Contingent Features:
We have agreements with each of our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations.
We also have agreements with our derivative counterparties that contain a provision where if we fail to maintain our status as a well-capitalized institution, then our derivative counterparties have the right but not the obligation to terminate existing swaps. As of September 30, 2022 and December 31, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $26,125 and $14,882, respectively. As of September 30, 2022 and December 31, 2021, we have minimum collateral posting thresholds with our derivative counterparties and have posted collateral of $9,090 and $14,970, respectively. If we had breached any of these provisions at September 30, 2022, we could have been required to settle our obligations under the agreements at their termination value of $26,125.

Mortgage Banking Derivative Financial Instruments:
The components of our mortgage banking derivative financial instruments consisted of the following as of:

	Expiration Dates	Outstanding Notional	Estimated Fair Value
September 30, 2022
Derivative financial instruments
Assets:
Forward MBS trades	2022	$123,000	$5,012
Liabilities:
Forward MBS trades	2022	$20,300	$845
Interest rate lock commitments (IRLC)	2022	$99,368	$1,439
December 31, 2021
Derivative financial instruments
Assets:
Forward MBS trades	2022	$450,600	$1,329
Interest rate lock commitments (IRLC)	2022	$142,334	$1,350
Liabilities:
Forward MBS trades	2022	$16,600	$52
We recorded gains and losses on mortgage banking derivative assets and liabilities as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Recorded gain (loss) on mortgage banking derivative assets	$3,277	$9,175	$5,189	$(302)
Recorded loss on mortgage banking derivative liabilities	$(2,844)	$(10,241)	$(16,940)	$(7,714)
NOTE 7 - Deposits
The composition of our deposits is as follows as of:

	September 30, 2022	December 31, 2021
Noninterest-bearing demand deposit accounts	$1,946,215	$1,566,113
Interest-bearing deposit accounts:
Interest-bearing demand accounts	160,082	187,712
Savings accounts and money market accounts	3,008,433	2,757,882
NOW accounts	46,128	19,496
Certificate of deposit accounts:
Less than $100	216,331	147,386
$100 through $250	224,999	103,082
Greater than $250	158,230	73,277
Total interest-bearing deposit accounts	3,814,203	3,288,835
Total deposits	$5,760,418	$4,854,948

The following table summarizes the interest expense incurred on our deposits:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Interest-bearing deposit accounts:
Interest-bearing demand accounts	$449	$89	$733	$300
Savings accounts and money market accounts	1,859	1,155	4,095	3,668
NOW accounts	46	50	115	336
Certificate of deposit accounts	920	684	2,077	2,427
Total interest-bearing deposit accounts	$3,274	$1,978	$7,020	$6,731
The remaining maturity on certificate of deposit accounts is as follows as of:

September 30, 2022
Remainder of 2022	$1,085
2023	382,847
2024	119,617
2025	71,858
2026	13,429
2027	7,629
Thereafter	3,095
Total certificate of deposit accounts	$599,560
NOTE 8 - Securities Sold Under Agreements to Repurchase
Information concerning securities sold under agreements to repurchase is as follows as of and for the periods ended:

	September 30, 2022	December 31, 2021
Amount outstanding at period-end	$51,256	$92,093
Average daily balance during the period	$59,573	$125,867
Average interest rate during the period	0.22%	0.05%
Maximum month-end balance during the period	$70,838	$160,865
Weighted average interest rate at period-end	0.40%	0.05%
At September 30, 2022 and December 31, 2021, such agreements were secured by investment and mortgage-related securities with an approximate carrying amount of $58,642 and $108,714, respectively. Pledged securities are maintained by safekeeping agents at the direction of the Bank. Our agreements to repurchase generally mature daily, and are considered to be in an overnight and continuous position.

NOTE 9 - Debt
FHLB advances:
The following is a breakdown of our FHLB advances and other borrowings outstanding as of:

	September 30, 2022			December 31, 2021
	Amount	Rate	Weighted Average Rate	Amount	Rate	Weighted Average Rate
Variable rate line-of-credit advance	$170,884	2.42% - 3.16%	3%	$—	N/A	N/A
Fixed rate term advances	$139,988	1.56% - 1.90%	1.77%	$40,000	0.91% - 2.59%	1.49%
	$310,872			$40,000
The advances were collateralized by $1,546,157 and $1,180,493 of loans pledged to the FHLB as collateral as of September 30, 2022 and December 31, 2021, respectively.
A $50.0 million advance at an interest rate of 1.56% that was scheduled to mature in 2033 was called by the FHLB and repaid in October 2022. A $65.0 million advance at an interest rate of 1.90% that was scheduled to mature in 2033 was called by the FHLB and repaid in November 2022. The remaining fixed rate advance is callable by the FHLB and is due in 2033.
As of September 30, 2022 and December 31, 2021, the Bank had total borrowing capacity with the FHLB that is based on qualified collateral lending values of $954,016 and $597,915, respectively. Our additional borrowing availability with the FHLB at September 30, 2022 was $659,479. These borrowings can be in the form of additional term advances or a line-of-credit.
FRB advances:
We also had a $6,499 line-of-credit with the FRB. The agreement bears interest at the Fed Funds target rate plus 0.50% and is secured by municipal, agency, mortgage-related and corporate securities. The entire line was available at September 30, 2022.
Other borrowings:
We have lines-of-credit with certain other financial institutions totaling $155,000 as of September 30, 2022. No amounts were drawn on these lines-of-credit in 2022.
Convertible Notes Payable:
As of September 30, 2022 and December 31, 2021, we have issued a total of $5,456 and $20,673, respectively, of convertible notes with a maturity date of August 31, 2023. The annual interest rate on these convertible notes is 3.29% with quarterly interest payments. With respect to conversion, each $1 (in thousands) principal amount of the convertible notes can be converted to 15.6717 shares of Parent Company common stock at any time until maturity.
The convertible notes were originally recorded with a discount of $4,682. As of and for the periods ended September 30, 2022 and December 31, 2021, the debt discount on the convertible notes was $139 and $1,231, respectively. The related accretion for the three months ended September 30, 2022 and 2021 was $38 and $186, respectively. The related accretion for the nine months ended September 30, 2022 and 2021 was $1,093 and $559, respectively.
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
Trust preferred securities:
We have issued $9,279 in trust preferred securities through a special-purpose trust, New Mexico Banquest Capital Trust I (“NMBCT I”). In addition, we have issued $4,640 in trust preferred securities through a special purpose trust, New Mexico Banquest Capital Trust II (“NMBCT II”, and together with NMBCT I, collectively referred to as “NMBCT Trusts”). Interest is payable quarterly at a rate of three-month LIBOR plus 3.35% (5.60% and 3.50% as of September 30, 2022 and 2021, respectively) for the trust preferred securities issued through NMBCT I and at a rate of three-month LIBOR plus 2.00% (4.96% and 2.15% as of September 30, 2022 and 2021, respectively) for the trust preferred securities issued through NMBCT II.
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
The following table sets forth the computation of basic and diluted earnings per share of common stock:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Net income applicable to common stockholders	$26,513	$8,728	$34,612	$34,347
Weighted Average Shares
Weighted average common shares outstanding	24,877,607	18,321,659	22,685,496	18,321,659
Effect of dilutive securities
Stock-based awards	531,208	449,022	596,437	440,838
Convertible notes payable	85,500	—	—	—
Weighted average diluted common shares	25,494,315	18,770,681	23,281,933	18,762,497
Earnings per common share
Basic earnings per common share	$1.07	$0.48	$1.53	$1.87
Effect of dilutive securities
Stock-based awards	(0.03)	(0.02)	(0.04)	(0.04)
Diluted earnings per common share	$1.04	$0.46	$1.49	$1.83

Convertible notes payable for 85,500 shares of common stock were not considered in computing diluted earnings per share for the nine months ended September 30, 2022 and for 323,984 shares of common stock for the three and nine months ended September 30, 2021, respectively, because they were antidilutive. Stock-based awards for 845 and 34,828 shares of common stock were not considered in computing diluted earnings per share for the three and nine months ended September 30, 2022, respectively, because they were antidilutive.
NOTE 11 - Accumulated Other Comprehensive Income (Loss)
The following table sets forth the components in accumulated other comprehensive income (loss):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Securities available-for-sale:
Balance, beginning of period	$(40,535)	$7,142	$1,664	$9,119
Unrealized (loss) gain	(6,613)	349	(62,473)	(2,270)
Income tax effect	1,506	(86)	15,167	556
Net unrealized (loss) gain	(5,107)	263	(47,306)	(1,714)
Balance, end of period	$(45,642)	$7,405	$(45,642)	$7,405

Fair value hedges of securities available-for-sale:
Balance, beginning of period	$1,098	$—	$—	$—
Unrealized gain	1,821	—	3,211	—
Income tax effect	(383)	—	(675)	—
Net unrealized gain	1,438	—	2,536	—
Balance, end of period	$2,536	$—	$2,536	$—
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

The following table presents stock options outstanding under the 2017 Plan at September 30, 2022. There were no grants or forfeitures during the nine months ended September 30, 2022:

	Shares	Weighted-Average Exercise Price, per Share	Weighted-Average Remaining Contractual Term (years)
September 30, 2022
Outstanding, beginning of period	1,412,900	$20.19
Exercised	(67,976)	19.72
Outstanding, end of period	1,344,924	$20.21	5.49
Options vested or expected to vest	1,412,900	$20.19
Options exercisable, end of period	1,228,041	$20.02	5.29
At September 30, 2022, there was $720 of total unrecognized compensation cost related to non-vested stock options granted under the 2017 Plan. The unrecognized compensation cost at September 30, 2022 is expected to be recognized over the following three years. At September 30, 2022 and December 31, 2021, the intrinsic value of the stock options was $14,237 and $18,042, respectively.
In May 2022, we issued 11,344 shares of restricted stock from the 2021 Plan that will fully vest in May 2023. At September 30, 2022, there was $2,423 of total unrecognized compensation cost related to the non-vested restricted stock.
In May 2022, we issued performance-based restricted stock under the LTIP that, subject to the achievement of performance conditions, will fully vest in April 2025. At September 30, 2022, we determined it is probable that 81,484 shares will be issued based upon the probability that the performance conditions will be achieved. At September 30, 2022, there was $236 of total unrecognized compensation cost related to the non-vested restricted stock granted under the 2021 Plan.
For the three months ended September 30, 2022 and 2021, we recorded total compensation cost from the 2017 and 2021 Plans of $473 and $348, respectively. For the nine months ended September 30, 2022 and 2021, we recorded total compensation cost from the 2017 and 2021 Plans of $1,093 and $1,501, respectively.
In conjunction with the Pioneer Merger, we assumed certain options that had been granted under Pioneer’s option plans. All assumed options were fully vested and exercisable. No further options will be granted under the Pioneer plans. The following table presents options assumed in the Pioneer Merger and the activity from Merger date through September 30, 2022:

	Shares	Weighted-Average Exercise Price, per Share	Weighted-Average Remaining Contractual Term (years)
September 30, 2022
Outstanding, beginning of period	—	$—
Options assumed from Pioneer Bancshares, Inc.	431,645	23.32
Exercised	(255,453)	23.44
Outstanding, vested, and exercisable, end of period	176,192	$23.12	5.61
At September 30, 2022, the intrinsic value of the stock options was $1,346.
NOTE 13 - Income Taxes
The provision for income taxes in interim periods requires us to make a best estimate of the effective tax rate expected to be applicable for the full year, adjusted for any discrete items for the applicable period. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes.
The provision for income tax is summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Provision for income taxes	$7,628	$1,851	$8,559	$7,159
Effective tax provision rate	22.3%	17.5%	19.8%	17.2%
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
The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. As of September 30, 2022, both the Parent Company and the Bank met all capital adequacy requirements to which they were subject.
Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of September 30, 2022 and December 31, 2021, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Actual and required capital amounts for the Parent Company are as follows as of:

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022
Total risk-based capital to risk-weighted assets:	$791,066	12.06%	$524,601	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$655,345	9.99%	$393,451	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$655,345	9.99%	$295,088	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$655,345	9.55%	$274,564	4.00%	N/A	N/A
December 31, 2021
Total risk-based capital to risk-weighted assets:	$563,112	11.76%	$383,213	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$464,761	9.70%	$287,410	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$464,761	9.70%	$215,557	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$464,761	8.24%	$225,736	4.00%	N/A	N/A
Actual and required capital amounts for the Bank are as follows as of:

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022
Total risk-based capital to risk-weighted assets:	$776,038	11.86%	$523,395	8.00%	$654,243	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$715,097	10.93%	$392,546	6.00%	$523,395	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$715,097	10.93%	$294,409	4.50%	$425,258	6.50%
Tier 1 leverage capital to average assets:	$715,097	10.42%	$274,489	4.00%	$343,112	5.00%
December 31, 2021
Total risk-based capital to risk-weighted assets:	$571,463	11.96%	$382,106	8.00%	$477,633	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$523,128	10.95%	$286,580	6.00%	$382,106	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$523,128	10.95%	$214,935	4.50%	$310,462	6.50%
Tier 1 leverage capital to average assets:	$523,128	9.27%	$225,650	4.00%	$282,062	5.00%

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

The following table sets forth our assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total Estimated Fair Value
As of September 30, 2022
Available-for-sale securities	$56,618	$494,547	$—	$551,165
Loans held-for-sale	—	67,535	—	67,535
Mortgage servicing rights	—	—	73,850	73,850
Derivative financial instruments - assets	—	48,371	—	48,371
Derivative financial instruments - liabilities	—	(28,271)	—	(28,271)
Total	$56,618	$582,182	$73,850	$712,650

As of December 31, 2021
Available-for-sale securities	$35,185	$537,316	$—	$572,501
Loans held-for-sale	—	103,939	—	103,939
Mortgage servicing rights	—	—	47,392	47,392
Derivative financial instruments - assets	—	10,815	—	10,815
Derivative financial instruments - liabilities	—	(14,525)	—	(14,525)
Total	$35,185	$637,545	$47,392	$720,122
For further details on our level 3 inputs related to MSRs, see Note 5 - Mortgage Servicing Rights.
The following table presents a reconciliation for our Level 3 assets measured at fair value on a recurring basis:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Balance, beginning of period	$66,047	$40,844	$47,392	$29,144
Total gains (losses) included in earnings	4,314	(2,176)	14,777	(3,706)
Purchases, issuances, sales and settlements:
Issuances	3,489	5,303	11,681	18,533
Balance, end of period	$73,850	$43,971	$73,850	$43,971

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

	Level 3
	September 30, 2022	December 31, 2021
Impaired loans:
Commercial	$2,088	$961
Commercial real estate	608	63
Residential real estate	—	632
Consumer	3	—
Total impaired loans	$2,699	$1,656
Other real estate owned and foreclosed assets, net:
Commercial real estate	$5,391	$5,067
Residential real estate	—	420
Total other real estate owned and foreclosed assets, net:	$5,391	$5,487
The fair value of the financial assets in the table above utilize the market approach valuation technique, with discount adjustments for differences between comparable sales.

Fair value of financial instruments not carried at fair value:
The carrying amounts and estimated fair values of financial instruments not carried at fair value are as follows as of:

		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
September 30, 2022
Assets:
Cash and cash equivalents	$325,039	$325,039	$325,039	$—	$—
Securities held-to-maturity	39,148	34,096	—	34,096	—
Loans (excluding impaired loans)	5,515,103	5,375,203	—	—	5,375,203
Restricted equity securities	34,877	34,877	—	34,877	—
Accrued interest receivable	24,964	24,964	—	2,415	22,549

Liabilities:
Deposits (excluding demand deposits)	$3,654,121	$3,614,346	$—	$3,614,346	$—
Securities sold under agreements to repurchase	51,256	51,256	—	51,256	—
FHLB advances	310,872	310,872	—	310,872	—
Convertible notes payable, net	5,317	5,340	—	5,340	—
Subordinated debt, net	74,780	83,795	—	83,795	—
Accrued interest payable	3,073	3,073	—	3,073	—

December 31, 2021
Assets:
Cash and cash equivalents	$668,462	$668,462	$668,462	$—	$—
Securities held-to-maturity	18,007	18,599	—	18,599	—
Loans (excluding impaired loans)	4,003,712	3,949,719	—	—	3,949,719
Restricted equity securities	16,239	16,239	—	16,239	—
Accrued interest receivable	14,761	14,761	—	1,131	13,630

Liabilities:
Deposits (excluding demand deposits)	$3,101,123	$3,106,464	$—	$3,106,464	$—
Securities sold under agreements to repurchase	92,093	92,093	—	92,093	—
FHLB advances	40,000	41,514	—	41,514	—
Convertible notes payable, net	19,442	21,564	—	21,564	—
Subordinated debt, net	50,016	52,264	—	52,264	—
Accrued interest payable	2,369	2,369	—	2,369	—

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
Significant segment totals are reconciled to the financial statements as follows for the three months ended September 30,

	Banking	Mortgage Operations	Corporate	Total Segments
2022
Summary of Operations
Net interest income	$68,159	$1,492	$(1,165)	$68,486

Provision for loan losses	3,223	527	—	3,750

Noninterest income:
Service charges on deposit accounts	4,807	—	—	4,807
Credit and debit card fees	3,103	—	—	3,103
Trust and investment advisory fees	1,552	—	—	1,552
Income from mortgage banking services, net	(701)	14,486	—	13,785
Other noninterest income	1,706	—	—	1,706
Total noninterest income	10,467	14,486	—	24,953

Noninterest expense:
Salary and employee benefits	23,210	8,922	376	32,508
Occupancy and equipment	7,190	988	38	8,216
Other noninterest expenses	11,146	3,314	364	14,824
Total noninterest expense	41,546	13,224	778	55,548

Income (loss) before income taxes	$33,857	$2,227	$(1,943)	$34,141

Other Information
Depreciation expense	$1,839	$81	$—	$1,920
Identifiable assets	$6,315,984	$693,473	$43,460	$7,052,917

	Banking	Mortgage Operations	Corporate	Total Segments
2021
Summary of Operations
Net interest income	$39,297	$1,810	$(1,142)	$39,965

Provision for (benefit from) loan losses	3,543	(43)	—	3,500

Noninterest income:
Service charges on deposit accounts	3,471	—	—	3,471
Credit and debit card fees	2,472	—	—	2,472
Trust and investment advisory fees	1,974	—	—	1,974
Income from mortgage banking services, net	(406)	20,557	—	20,151
Other noninterest income	616	—	—	616
Total noninterest income	8,127	20,557	—	28,684

Noninterest expense:
Salary and employee benefits	22,604	13,166	291	36,061
Occupancy	5,854	787	2	6,643
Other noninterest expenses	8,361	2,915	590	11,866
Total noninterest expense	36,819	16,868	883	54,570

Income (loss) before income taxes	$7,062	$5,542	$(2,025)	$10,579

Other Information
Depreciation expense	$1,516	$21	$—	$1,537
Identifiable assets	$5,070,287	$578,475	$34,323	$5,683,085

Significant segment totals are reconciled to the financial statements as follows for the nine months ended September 30,:

	Banking	Mortgage Operations	Corporate	Total Segments
2022
Summary of Operations
Net interest income	$167,606	$5,193	$(4,443)	$168,356

Provision for loan losses	9,853	2,597	—	12,450

Noninterest income:
Service charges on deposit accounts	13,111	—	—	13,111
Credit and debit card fees	8,508	—	—	8,508
Trust and investment advisory fees	5,408	—	—	5,408
Income from mortgage banking services, net	(1,972)	41,989	—	40,017
Other noninterest income	3,913	(9)	—	3,904
Total noninterest income	28,968	41,980	—	70,948

Noninterest expense:
Salary and employee benefits	69,880	30,854	1,247	101,981
Occupancy and equipment	19,937	2,826	39	22,802
Other noninterest expenses	46,203	10,439	2,258	58,900
Total noninterest expense	136,020	44,119	3,544	183,683

Income (loss) before income taxes	$50,701	$457	$(7,987)	$43,171

Other Information
Depreciation expense	$5,011	$294	$—	$5,305
Identifiable assets	$6,315,984	$693,473	$43,460	$7,052,917

	Banking	Mortgage Operations	Corporate	Total Segments
2021
Summary of Operations
Net interest income	$112,517	$5,674	$(3,409)	$114,782

Provision for (benefit from) loan losses	2,124	(374)	—	1,750

Noninterest income:
Service charges on deposit accounts	8,659	—	—	8,659
Credit and debit card fees	7,140	—	—	7,140
Trust and investment advisory fees	5,871	—	—	5,871
Income from mortgage banking services, net	(1,516)	69,660	—	68,144
Other noninterest income	5,041	(7)	—	5,034
Total noninterest income	25,195	69,653	—	94,848

Noninterest expense:
Salary and employee benefits	70,111	42,238	780	113,129
Occupancy	17,535	2,329	3	19,867
Other noninterest expenses	22,072	9,237	2,069	33,378
Total noninterest expense	109,718	53,804	2,852	166,374

Income (loss) before income taxes	$25,870	$21,897	$(6,261)	$41,506

Other Information
Depreciation expense	$4,428	$288	$—	$4,716
Identifiable assets	$5,070,287	$578,475	$34,323	$5,683,085

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
Operating leases:
We lease certain facilities and equipment under non-cancelable operating leases. Operating lease amounts exclude renewal option periods, property taxes, insurance, and maintenance expenses on leased properties. Our facility leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance, and general property maintenance that would be recorded in rent expense. Rent expense was $2,063 and $1,641 for the three months ended September 30, 2022 and 2021, respectively. Rent expense was $5,839 and $4,955 for the nine months ended September 30, 2022 and 2021, respectively.
Undistributed portion of committed loans and unused lines of credit:
Loan commitments are agreements to lend to a customer as long as there is no customer violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee. As of September 30, 2022 and December 31, 2021, commitments included the funding of fixed-rate loans totaling $215,851 and $144,701 and variable-rate loans totaling $1,676,927 and $987,584, respectively. The fixed-rate loan commitments have interest rates ranging from 1.00% to 18.00% at September 30, 2022 and 0.85% to 18.00% at December 31, 2021, and maturities ranging from 1 month to 15 years at September 30, 2022 and from 1 month to 26 years at December 31, 2021.
Standby letters of credit:
Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since many of the loan commitments and letters of credit expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, owner-occupied real estate, and/or income-producing commercial properties. As of September 30, 2022 and December 31, 2021, our standby letters of credit commitment totaled $17,950 and $11,729, respectively.
MPF Master Commitments:
The Bank has previously executed MPF Master Commitments (Commitments) with the FHLB to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB’s first loss account for mortgages delivered under the Commitments. The Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to manage the credit risk of the MPF Program mortgage loans. We entered into a new agreement in the third quarter of 2022. As of September 30, 2022 and December 31, 2021, the Bank considered the amount of any of its liability for the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments to be immaterial, and had not recorded a liability and offsetting receivable. As of September 30, 2022 and December 31, 2021, the maximum potential amount of future payments that the Bank would have been required to make under the Commitments was $12,884 and $12,870, respectively. Under the Commitments, the Bank agrees to service the loans and therefore, is responsible for any necessary foreclosure proceedings. Any future recoveries on any losses would not be paid by the FHLB under the Commitments. The Bank has not experienced any material losses under these guarantees.
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
Overdraft Fee Litigation:
On September 10, 2021, Karen McCollam filed a putative class action amended complaint against the Bank in the United States District Court for the District of Colorado. The amended complaint alleged that the Bank improperly charged overdraft fees where a transaction was initially authorized on sufficient funds but later settled negative due to intervening transactions. The complaint asserted a claim for breach of contract, which incorporated the implied duty of good faith and fair dealing, and a claim for violations of the Colorado Consumer Protection Act. Plaintiff sought to represent a proposed class of all the Bank’s checking account customers who were allegedly charged overdraft fees on transactions that did not overdraw their checking account. Plaintiff sought unspecified restitution, actual and statutory damages, costs, attorneys’ fees, pre-judgment interest, and other relief as the Court deemed proper for herself and the putative class. On September 24, 2021, the Bank filed a motion to dismiss the amended complaint. The Bank’s motion to dismiss was granted on April 15, 2022. Plaintiff filed a notice of appeal on May 16, 2022. The parties thereafter reached agreement on a confidential settlement that will result in the case being dismissed with prejudice.

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
Pandemic:
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
For the third quarter of 2022, we incurred no expenses relating to the Merger. For the nine months ended September 30, 2022, we incurred $18.8 million ($0.63 diluted earnings per share) of expenses relating to the Merger. For the three and nine months ended September 30, 2021, we incurred $0.7 million and $2.0 million, respectively ($0.04 and $0.09 diluted earnings per share) of expenses relating to the Merger.
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
Financial Summary
Net income totaled $26.5 million, or $1.04 per diluted share, for the third quarter of 2022, compared to $8.7 million, or $0.46 per diluted share, for the third quarter of 2021. The return on average assets was 1.52% for the third quarter of 2022, compared to 0.62% for the third quarter of 2021, and the return on average equity was 14.50% for the third quarter of 2022, compared to 6.68% for the third quarter of 2021.
Net income totaled $34.6 million, or $1.49 per diluted share, for the nine months ended September 30, 2022, compared to $34.3 million, or $1.83 per diluted share, for the same period in 2021. The return on average assets was 0.70% for the nine months ended September 30, 2022, compared to 0.85% for the same period in 2021, and the return on average equity was 6.90% for the nine months ended September 30, 2022, compared to 8.95% for the same period in 2021.
Net income, return on average assets and return on average equity were reduced by Merger-related expenses and the provision for loan losses related to certain non-impaired loans acquired from Pioneer at a premium upon the closing of the Merger. The reduction to net income, return on average assets and return on average equity for the nine months ended September 30, 2022, resulting from the aggregate of Merger-related expenses and the provision for loan losses related to certain non-impaired loans acquired from Pioneer at a premium, were $17.0 million, 0.34%, and 3.39% respectively. The reduction to net income, return on average assets and return on average equity for the nine months ended September 30, 2021, resulting from Merger-related expenses, were $1.7 million, 0.04%, and 0.43%, respectively. The reduction to net income, return on average assets and return on average equity for the third quarter of 2021, resulting from Merger-related expenses, were $0.6 million, 0.04%, and 0.45%, respectively.

The following table sets forth certain summary financial and other information of FirstSun:

	For the three months ended September 30,		For the nine months ended September 30,		For the year ended December 31,
($ in thousands, except share and per share amounts)	2022	2021	2022	2021	2021
Income Statement:
Net interest income	$68,486	$39,965	$168,356	$114,782	$155,233
Taxable equivalent adjustment	1,236	924	3,841	4,419	5,755
Net interest income - fully tax equivalent ("FTE") basis (non-GAAP) (3)	$69,722	$40,889	$172,197	$119,201	$160,988
Provision for loan losses	$3,750	$3,500	$12,450	$1,750	$3,000
Noninterest income	$24,953	$28,684	$70,948	$94,848	$124,244
Noninterest expense	$55,548	$54,570	$183,683	$166,374	$224,635
Net income	$26,513	$8,728	$34,612	$34,347	$43,164
Per Common Share Data:
Weighted average diluted common shares	25,494,315	18,770,681	23,281,933	18,762,497	18,770,785
Net income (basic)	$1.07	$0.48	$1.53	$1.87	$2.36
Net income (diluted)	$1.04	$0.46	$1.49	$1.83	$2.30
Cash dividends	$—	$—	$—	$—	$—
Dividend payout ratio	—%	—%	—%	—%	—%
Book value	$30.14	$28.38	$30.14	$28.38	$28.56
Tangible common book value (non-GAAP) (3)	$25.67	$26.10	$25.67	$26.10	$26.31
Performance Ratios:
Return on average assets	1.52%	0.62%	0.70%	0.85%	0.79%
Return on average stockholders' equity	14.50%	6.68%	6.90%	8.95%	8.37%
Return on tangible common equity (non-GAAP) (3)	17.05%	7.53%	7.58%	9.81%	9.17%
Return on average tangible common equity (non-GAAP) (3)	17.59%	7.49%	8.35%	9.99%	9.35%
Net interest margin	4.26%	3.01%	3.66%	3.00%	3.34%
Efficiency ratio (1)	59.45%	79.49%	76.76%	79.37%	80.38%
Net charge-offs (recoveries) to average loans outstanding	0.01%	(0.15)%	0.01%	0.06%	0.09%
Allowance for loan losses to loans	1.07%	1.26%	1.07%	1.26%	1.18%
Nonperforming loans to total loans (2)	0.76%	0.97%	0.76%	0.97%	0.86%
Balance Sheet:
Total loans, excluding loans held-for-sale	$5,556,686	$3,803,981	$5,556,686	$3,803,981	$4,037,123
Total assets	$7,052,917	$5,683,085	$7,052,917	$5,683,085	$5,666,814
Total deposits	$5,760,418	$4,857,985	$5,760,418	$4,857,985	$4,854,948
Total borrowed funds	$390,969	$109,184	$390,969	$109,184	$109,458
Total stockholders' equity	$750,653	$519,921	$750,653	$519,921	$524,038
Capital Ratios:
Total risk-based capital to risk-weighted assets	12.06%	12.55%	12.06%	12.55%	11.76%
Tier 1 risk-based capital to risk-weighted assets	9.99%	10.32%	9.99%	10.32%	9.70%
Common Equity Tier 1 (CET 1) to risk-weighted assets	9.99%	10.32%	9.99%	10.32%	9.70%
Tier 1 leverage capital to average assets	9.55%	8.19%	9.55%	8.19%	8.24%
Average equity to average assets	10.52%	9.33%	10.13%	9.50%	9.43%
Tangible common equity to tangible assets (non-GAAP) (3)	9.21%	8.48%	9.21%	8.48%	8.58%
Nonfinancial Data:
Full-time equivalent employees	1,155	1,026	1,155	1,026	1,042
Banking branches	72	52	72	52	53
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

Non-GAAP Financial Measures and Reconciliations
The non-GAAP financial measures presented below are used by our management and our Board of Directors on a regular basis in addition to our GAAP results to facilitate the assessment of our financial performance. Management believes these non-GAAP financial measures enhance an investor’s understanding of our financial results by providing a meaningful basis for period-to-period comparisons, assisting in operating results analysis, and predicting future performance. This information supplements our GAAP reported results, and should not be viewed in isolation from, or as a substitute for, our GAAP results. Accordingly, this financial information should be read in conjunction with our consolidated financial statements and notes thereto for the three and nine months ended September 30, 2022, included elsewhere in this report. Non-GAAP financial measures exclude certain items that are included in the financial results presented in accordance with GAAP. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. These non-GAAP measures are not necessarily comparable to similar measures that may be represented by other companies.
The following table presents GAAP to non-GAAP reconciliations:

	For the three months ended September 30,		For the nine months ended September 30,		For the year ended December 31,
($ in thousands, except share and per share amounts)	2022	2021	2022	2021	2021
Tangible common book value:
Total stockholders' equity (GAAP)	$750,653	$519,921	$750,653	$519,921	$524,038
Less: Goodwill and other intangible assets
Goodwill	(93,483)	(33,050)	(93,483)	(33,050)	(33,050)
Other intangible assets	(17,825)	(8,605)	(17,825)	(8,605)	(8,250)
Total tangible stockholders' equity (non-GAAP)	$639,345	$478,266	$639,345	$478,266	$482,738
Total common shares outstanding	24,906,032	18,321,659	24,906,032	18,321,659	18,346,288
Book value per common share (GAAP)	$30.14	$28.38	$30.14	$28.38	$28.56
Tangible common book value (non-GAAP)	$25.67	$26.10	$25.67	$26.10	$26.31
Return on tangible common equity:
Net Income (GAAP)	$26,513	$8,728	$34,612	$34,347	$43,164
Add: Intangible amortization, net of tax	739	280	1,736	839	1,119
Tangible net income (non-GAAP)	$27,252	$9,008	$36,348	$35,186	$44,283
Tangible stockholders’ equity (non-GAAP) (see above)	$639,345	$478,266	$639,345	$478,266	$482,738
Return on tangible common equity	17.05%	7.53%	7.58%	9.81%	9.17%
Return on average tangible common equity:
Tangible net income (non-GAAP) (see above)	$27,252	$9,008	$36,348	$35,186	$44,283
Total average stockholders' equity (GAAP)	$731,549	$522,909	$668,991	$511,833	$515,773
Less: Average goodwill and other intangible assets
Average goodwill	(93,483)	(33,050)	(73,560)	(33,050)	(33,050)
Average other intangible assets	(18,255)	(8,803)	(15,317)	(9,139)	(8,964)
Total average tangible stockholders' equity (non-GAAP)	$619,811	$481,056	$580,114	$469,644	$473,759
Return on average tangible common equity	17.59%	7.49%	8.35%	9.99%	9.35%
Net interest margin:
Net interest income (GAAP)	$68,486	$39,965	$168,356	$114,782	$155,233
Taxable equivalent adjustment	1,236	924	3,841	4,419	5,755
Net interest income - FTE basis (non-GAAP)	$69,722	$40,889	$172,197	$119,201	$160,988
Average earning assets	$6,434,653	$5,319,682	$6,127,755	$5,101,821	$5,180,650
Net interest margin - FTE basis (non-GAAP)	4.31%	3.10%	3.75%	3.11%	3.11%

	For the three months ended September 30,		For the nine months ended September 30,		For the year ended December 31,
($ in thousands, except share and per share amounts)	2022	2021	2022	2021	2021
Tangible common equity to tangible assets:
Total assets (GAAP)	$7,052,917	$5,683,085	$7,052,917	$5,683,085	$5,666,814
Less: Goodwill and other intangible assets
Goodwill	(93,483)	(33,050)	(93,483)	(33,050)	(33,050)
Other intangible assets	(17,825)	(8,605)	(17,825)	(8,605)	(8,250)
Total tangible assets (non-GAAP)	$6,941,609	$5,641,430	$6,941,609	$5,641,430	$5,625,514
Tangible common equity (non-GAAP) (see above)	$639,345	$478,266	$639,345	$478,266	$482,738
Tangible equity to tangible assets (non-GAAP)	9.21%	8.48%	9.21%	8.48%	8.58%
Segments
Banking
Three months ended September 30, 2022 and 2021
Income before income taxes increased $26.8 million to $33.9 million for the third quarter of 2022, from $7.1 million for the same period in 2021. The period over period increase was primarily driven by an increase in net interest income and noninterest income, partially offset by an increase in noninterest expense. Net interest income increased $28.9 million to $68.2 million for the third quarter of 2022, compared to $39.3 million for the same period in 2021. The increase in net interest income was primarily due to organic growth in our loan portfolios, an increase in interest earning assets resulting from the Pioneer Merger, and an increase in net interest margin. Identifiable assets for our Banking segment grew by $1.2 billion to $6.3 billion at September 30, 2022 from $5.1 billion for the same period in 2021. The growth in identifiable assets was primarily driven by organic growth in our loan portfolios and the assets acquired in the Pioneer Merger.
Nine months ended September 30, 2022 and 2021
Income before income taxes increased $24.8 million to $50.7 million for the nine months ended September 30, 2022, from $25.9 million for the same period in 2021. The period over period increase was primarily driven by an increase in net interest income and noninterest income, partially offset by an increase in provision for loan losses and noninterest expense. Net interest income increased $55.1 million to $167.6 million for the nine months ended September 30, 2022 compared to $112.5 million for the same period in 2021. The increase in net interest income was primarily due to organic growth in our loan portfolios, an increase in interest earning assets resulting from the Pioneer Merger, and an increase in net interest margin. Noninterest expense increased $26.3 million to $136.0 million for the nine months ended September 30, 2022, compared to $109.7 million for the same period in 2021. The increase in noninterest expense was primarily due to $18.8 million ($0.63 diluted earnings per share) in Merger-related expenses resulting from the Pioneer Merger. Provision for loan losses increased $7.7 million to $9.9 million for the nine months ended September 30, 2022 compared to $2.1 million for the same period in 2021. The increase in the provision for loan losses was attributed to both organic loan growth and provision recorded on Pioneer loans acquired at a premium.
Mortgage Operations
Three months ended September 30, 2022 and 2021
Income before income taxes decreased to $2.2 million for the third quarter of 2022, compared to $5.5 million for the same period in 2021, primarily due to a decrease in net sale gains and fees from mortgage loan originations of $11.0 million, partially offset by a $3.6 million increase in income related to mortgage servicing rights (“MSR”) capitalization and changes in fair value, net of hedging activity. Overall gains on sale of mortgage loans declined as a result of the decline in origination activity, continued margin compression, and a decline in the rate lock pipeline volume and valuation due to rising interest rates. The increase in income related to our MSRs was primarily the result of changes in market interest rates leading to lower prepayment rates, and our corresponding hedging positions. Total loan originations for sale were $0.3 billion for the third quarter of 2022, a decline of $0.2 billion from $0.5 billion for the same period in 2021. Noninterest expense for the third quarter of 2022 was $13.2 million, compared to $16.9 million for the same period in 2021. The $3.6 million decrease was primarily due to the decreased salary and employee benefits from the decline in mortgage loan originations.

Nine months ended September 30, 2022 and 2021
Income before income taxes decreased to $0.5 million for the nine months ended September 30, 2022, compared to income of $21.9 million for the same period in 2021, primarily due to a decrease in net sale gains and fees from mortgage loan originations of $35.1 million, partially offset by a $5.1 million increase in income related to mortgage servicing rights (“MSR”) capitalization and changes in fair value, net of hedging activity. Overall gains on sale of mortgage loans declined as a result of the decline in origination activity, continued margin compression, and a decline in the rate lock pipeline volume and valuation due to rising interest rates. The increase in income related to our MSRs was primarily the result of changes in market interest rates leading to lower prepayment rates, and our corresponding hedging positions. Total loan originations were $1.4 billion for the nine months ended September 30, 2022, a decline of $0.4 billion from $1.8 billion for the same period in 2021. Noninterest expense for the nine months ended September 30, 2022 was $44.1 million, compared to $53.8 million for the same period in 2021. The $9.7 million decrease was primarily due to the decreased salary and employee benefits from the decline in mortgage loan originations.
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

Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. We have identified the determination of the allowance for loan losses and fair value measurements to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, we consider these policies to be critical accounting estimates and discuss them directly with the Audit Committee of our board of directors. During the three months ended September 30, 2022, there have been no significant changes to our critical accounting estimates compared with those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations of FirstSun—Critical Accounting Estimates” and the notes to the audited consolidated financial statements appearing in the 2021 Form 10-K.
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

Results of Operations
The following table sets forth components of our results of operations:

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
($ in thousands, except per share amounts)	2022	2021	2022	2021
Net interest income	$68,486	$39,965	$168,356	$114,782
Provision for loan losses	3,750	3,500	12,450	1,750
Noninterest income	24,953	28,684	70,948	94,848
Noninterest expense	55,548	54,570	183,683	166,374
Income before income taxes	34,141	10,579	43,171	41,506
Provision for income taxes	7,628	1,851	8,559	7,159
Net income	26,513	8,728	34,612	34,347

Diluted earnings per share	$1.04	$0.46	$1.49	$1.83
Return on average assets	1.52%	0.62%	0.70%	0.85%
Return on average stockholders' equity	14.50%	6.68%	6.90%	8.95%
Net interest margin	4.26%	3.01%	3.66%	3.00%
Net interest margin - FTE basis (non-GAAP) (1)	4.31%	3.10%	3.75%	3.11%
Efficiency ratio	59.45%	79.49%	76.76%	79.37%
Fee revenue to total revenue (2)	26.71%	41.78%	29.65%	45.25%
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

Three months ended September 30, 2022 and 2021
Our net interest income was $68.5 million for the third quarter of 2022, an increase of $28.5 million, or 71.4%, compared to the same period in 2021. Interest income on loans held-for-investment increased by $27.8 million for the third quarter of 2022, compared to the same period in 2021. Interest income on investment securities increased by $1.7 million for the third quarter of 2022, compared to the same period in 2021. Interest expense from total interest-bearing liabilities increased by $2.0 million for the third quarter of 2022, compared to the same period in 2021.
Total average loans held-for-investment grew to $5.5 billion at September 30, 2022, an increase of $1.7 billion or 44.4%, compared to September 30, 2021, primarily due to organic growth in our loan portfolios and the Pioneer Merger. Yield on loans held-for-investment increased 75 basis points in the third quarter of 2022, compared to the same period in 2021, primarily due to the rising interest rate environment and its impact on variable rate loans in the loan portfolio and higher yields on new originations.
Average interest-bearing liabilities increased $0.7 billion, or 19.4%, for the third quarter of 2022, compared to the same period in 2021, primarily as a result of the Pioneer Merger. Average interest-bearing deposits increased $0.6 billion, or 18.9%, in the third quarter of 2022, compared to the same period in 2021, and was the primary driver of the growth in average interest-bearing liabilities. Average FHLB borrowings increased $120.3 million, or 300.8%, in the third quarter of 2022, compared to the same period in 2021, to support organic loan growth.
Our net interest margin was 4.26% for the third quarter of 2022, compared to 3.01% for the same period in 2021, an increase of 1.25%. We experienced a 1.34% increase in yield from earning assets while our total cost of funds increased by 13 basis points, for the third quarter of 2022 as compared to the same period in 2021. We have not experienced as significant an increase in our cost of funds in this rising interest rate environment as we have seen in growth in earning asset yield, however, we do expect our cost of funds to continue to rise over the next several quarters.
Nine months ended September 30, 2022 and 2021
Our net interest income was $168.4 million for the nine months ended September 30, 2022, an increase of $53.6 million, or 46.7%, compared to the same period in 2021. Interest income on loans held-for-investment increased by $50.6 million for the nine months ended September 30, 2022, compared to the same period in 2021. Interest income on investment securities increased by $3.6 million for the nine months ended September 30, 2022, compared to the same period in 2021. Interest expense from total interest-bearing liabilities increased by $2.3 million for the nine months ended September 30, 2022, compared to the same period in 2021.
Total average loans held-for-investment grew to $5.0 billion at September 30, 2022, an increase of $1.2 billion, compared to September 30, 2021, primarily due to organic growth in our loan portfolios and the Pioneer Merger. Yield on loans held-for-investment increased 38 basis points for the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to the rising interest rate environment and its impact on variable rate loans in the loan portfolio and higher yields on new originations.
Average interest-bearing liabilities increased $0.5 billion, or 15.6%, for the nine months ended September 30, 2022, compared to the same period in 2021. Average interest-bearing deposits increased $0.5 billion, or 15.9%, in the nine months ended September 30, 2022, compared to the same period in 2021, and was the primary driver of the growth in average interest-bearing liabilities.
Our net interest margin was 3.66% for the nine months ended September 30, 2022, compared to 3.00% for the same period in 2021, an increase of 66 basis points. We experienced a 66 basis point increase in yield from earning assets and our total cost of funds increased by two basis points for the period ended September 30, 2022, compared to the same period in 2021. We have not experienced as significant an increase in our cost of funds in this rising interest rate environment as we have seen in growth in earning asset yield, however, we do expect our cost of funds to continue to rise over the next several quarters.

The following tables set forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods presented. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.
As of and for the three months ended September 30,:

	2022			2021
(In thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest Earning Assets
Loans held-for-sale	$56,636	$743	5.25%	$122,007	$986	3.23%
Loans held-for-investment (1)	5,456,210	67,527	4.95%	3,779,517	39,710	4.20%
Investment securities	613,325	3,644	2.38%	522,870	1,954	1.49%
Interest-bearing cash and other assets	308,482	1,849	2.40%	895,288	611	0.27%
Total earning assets	6,434,653	73,763	4.59%	5,319,682	43,261	3.25%
Other assets	519,663			287,323
Total assets	$6,954,316			$5,607,005

Interest-bearing liabilities
Demand and NOW deposits	$202,290	$495	0.98%	$241,488	$139	0.23%
Savings deposits	506,548	227	0.18%	453,687	101	0.09%
Money market deposits	2,617,452	1,632	0.25%	2,264,682	1,054	0.19%
Certificates of deposits	593,479	920	0.62%	337,906	684	0.81%
Total deposits	3,919,769	3,274	0.33%	3,297,763	1,978	0.24%
Repurchase agreements	51,264	51	0.40%	120,009	13	0.04%
Total deposits and repurchase agreements	3,971,033	3,325	0.33%	3,417,772	1,991	0.23%
FHLB borrowings	160,310	761	1.90%	40,000	151	1.51%
Other long-term borrowings	80,031	1,191	5.95%	69,028	1,154	6.69%
Total interest-bearing liabilities	4,211,374	5,277	0.50%	3,526,800	3,296	0.37%
Noninterest-bearing deposits	1,924,055			1,483,010
Other liabilities	87,338			74,286
Stockholders' equity	731,549			522,909
Total liabilities and stockholders' equity	$6,954,316			$5,607,005

Net interest income		$68,486			$39,965
Net interest spread		4.09%			2.88%
Net interest margin		4.26%			3.01%
Net interest margin - FTE basis (non-GAAP) (2)		4.31%			3.10%
(1) Includes nonaccrual loans
(2) See section entitled “Non-GAAP Financial Measures and Reconciliations” for information regarding non-GAAP financial measures and a reconciliation to the most comparable GAAP equivalent

As of and for the nine months ended September 30,:

	2022			2021
(In thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest Earning Assets
Loans held-for-sale	$62,638	$2,707	5.76%	$135,202	$3,257	3.21%
Loans held-for-investment (1)	4,953,042	166,006	4.47%	3,761,029	115,423	4.09%
Investment securities	615,726	9,252	2.00%	511,757	5,646	1.47%
Interest-bearing cash and other assets	496,349	3,687	0.99%	693,833	1,450	0.28%
Total earning assets	6,127,755	181,652	3.95%	5,101,821	125,776	3.29%
Other assets	473,909			287,500
Total assets	$6,601,664			$5,389,321

Interest-bearing liabilities
Demand and NOW deposits	$214,862	$848	0.53%	$271,955	$636	0.31%
Savings deposits	497,240	451	0.12%	454,371	363	0.11%
Money market deposits	2,567,406	3,644	0.19%	2,183,473	3,305	0.20%
Certificates of deposits	498,753	2,077	0.56%	350,217	2,427	0.92%
Total deposits	3,778,261	7,020	0.25%	3,260,016	6,731	0.28%
Repurchase agreements	59,572	74	0.17%	131,444	49	0.05%
Total deposits and repurchase agreements	3,837,833	7,094	0.25%	3,391,460	6,780	0.27%
FHLB borrowings	128,654	1,680	1.74%	43,379	758	2.33%
Other long-term borrowings	82,768	4,522	7.28%	68,787	3,456	6.70%
Total interest-bearing liabilities	4,049,255	13,296	0.44%	3,503,626	10,994	0.42%
Noninterest-bearing deposits	1,805,982			1,295,984
Other liabilities	77,436			77,878
Stockholders’ equity	668,991			511,833
Total liabilities and stockholders’ equity	$6,601,664			$5,389,321

Net interest income		$168,356			$114,782
Net interest spread		3.51%			2.87%
Net interest margin		3.66%			3.00%
Net interest margin - FTE basis (non-GAAP) (2)		3.75%			3.11%
(1) Includes nonaccrual loans
(2) See section entitled “Non-GAAP Financial Measures and Reconciliations” for information regarding non-GAAP financial measures and a reconciliation to the most comparable GAAP equivalent

Rate-Volume Analysis
The tables below present the effect of volume and rate changes on interest income and expense. Changes due to volume are changes in the average balance multiplied by the previous period’s average rate. Changes due to rate are changes in the average rate multiplied by the average balance from the current period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the three months ended September 30,
	2022 Versus 2021 Increase (Decrease) Due to:
(In thousands)	Rate	Volume	Total
Interest Earning Assets
Loans held-for-sale	$286	$(529)	$(243)
Loans held-for-investment	10,202	17,615	27,817
Investment securities	1,353	337	1,690
Interest-bearing cash	1,636	(398)	1,238
Total earning assets	13,477	17,025	30,502

Interest-bearing liabilities
Demand and NOW deposits	378	(22)	356
Savings deposits	113	13	126
Money market deposits	415	163	578
Certificates of deposits	(281)	517	236
Total deposits	625	671	1,296
Repurchase agreements	46	(8)	38
Total deposits and repurchase agreements	671	663	1,334
FHLB borrowings	155	455	610
Other long-term borrowings	(147)	184	37
Total interest-bearing liabilities	679	1,302	1,981

Net interest income	$12,798	$15,723	$28,521

	For the nine months ended September 30,
	2022 Versus 2021 Increase (Decrease) Due to:
(In thousands)	Rate	Volume	Total
Interest Earning Assets
Loans held-for-sale	$1,199	$(1,749)	$(550)
Loans held-for-investment	14,002	36,581	50,583
Investment securities	2,460	1,146	3,606
Interest-bearing cash	2,649	(412)	2,237
Total earning assets	20,310	35,566	55,876

Interest-bearing liabilities
Demand and NOW deposits	345	(133)	212
Savings deposits	53	35	88
Money market deposits	(242)	581	339
Certificates of deposits	(1,380)	1,030	(350)
Total deposits	(1,224)	1,513	289
Repurchase agreements	52	(27)	25
Total deposits and repurchase agreements	(1,172)	1,486	314
FHLB borrowings	(568)	1,490	922
Other long-term borrowings	364	702	1,066
Total interest-bearing liabilities	(1,376)	3,678	2,302

Net interest income	$21,686	$31,888	$53,574

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
We had a provision for loan losses of $3.8 million for the third quarter of 2022, compared to $3.5 million for the same period in 2021. The increase in the provision for loan losses was due to several factors, including the provision required for larger organic growth in the loan portfolio for the third quarter of 2022 compared to the same period in 2021.
We had a provision for loan losses of $12.5 million for the nine months ended September 30, 2022, compared to $1.8 million for the same period in 2021. The increase in the provision for loan losses was due to several factors, including larger organic growth in the loan portfolio and a provision required on certain non-impaired loans acquired at a premium upon the closing of the Pioneer Merger. The provision on the loans acquired at a premium was $2.9 million ($0.10 diluted earnings per share) during the nine months ended September 30, 2022. The 2021 provision was impacted by favorable changes in certain environmental factors as a result of improved economic conditions as the impact of the COVID-19 pandemic continued to subside.
Noninterest Income
The following table presents noninterest income:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Service charges on deposit accounts	$4,807	$3,471	$13,111	$8,659
Credit and debit card fees	3,103	2,472	8,508	7,140
Trust and investment advisory fees	1,552	1,974	5,408	5,871
Income from mortgage banking services, net	13,785	20,151	40,017	68,144
Other	1,706	616	3,904	5,034
Total noninterest income	$24,953	$28,684	$70,948	$94,848
Three months ended September 30, 2022 and 2021
Our noninterest income decreased $3.7 million to $25.0 million for the third quarter of 2022 from $28.7 million for the same period in 2021, primarily due to a decrease in income from mortgage banking services.
Service charges on deposit accounts includes overdraft and non-sufficient funds charges, treasury management services provided to our business customers, and other maintenance fees on deposit accounts. For the third quarter of 2022, service charges on deposit accounts increased $1.3 million, compared to the same period in 2021, primarily due to higher average deposits, and increased treasury management service fee income compared to the same period in 2021.
Credit and debit card fees represent interchange income from credit and debit card activity and referral fees earned from processing fees on card transactions by our business customers. Credit and debit card fees increased $0.6 million for the third quarter of 2022 compared to the same period in 2021, due primarily to increased card transaction volumes.
Trust and investment advisory fees represent fees we receive in connection with our investment advisory and custodial management services of investment accounts. Trust and investment advisory fees were down slightly for the third quarter of 2022 as compared to the same period in 2021.

The components of income from mortgage banking services were as follows:

	For the three months ended September 30,
(In thousands)	2022	2021
Net sale gains and fees from mortgage loan originations including loans held-for-sale changes in fair value and hedging	$3,942	$14,938
Mortgage servicing income	4,234	3,219
MSR capitalization and changes in fair value, net of derivative activity	5,609	1,994
Income from mortgage banking services, net	$13,785	$20,151
For the third quarter of 2022, income from mortgage banking services decreased $6.4 million, compared to the same period in 2021, primarily due to a decline in revenue related to net sale gains and fees from mortgage loan originations, including fair value changes in the held-for-sale portfolio and hedging, which decreased $11.0 million for the third quarter of 2022, compared to the same period in 2021. Total loan originations for sale were $0.3 billion for the third quarter of 2022, a decline of $0.2 billion from $0.5 billion for the same period in 2021. We retain servicing rights on the majority of mortgage loans that we sell, which drove an increase in servicing income of $1.0 million to $4.2 million for the third quarter of 2022, compared to $3.2 million for the third quarter of 2021. MSR capitalization and changes in fair value, net of derivative activity, increased $3.6 million in the third quarter of 2022, compared to the same period in 2021. The increase in revenue related to our MSRs was primarily the result of changes in market interest rates and our corresponding hedging positions. We recognize fair value adjustments to our MSR asset, which includes changes in assumptions to the valuation model and pay-offs and pay-downs of the MSR portfolio. We also maintain a hedging strategy to manage a portion of the risk associated with changes in the fair value of our MSR portfolio. Changes in fair value of the derivative instruments used to economically hedge the MSRs are also included as a component of income from mortgage banking services. Due to a number of factors and until we see a change in these factors, including rising interest rates, low inventory in the housing market, lower refinance volumes and a decrease in margin on loans sales, we do not expect revenue from mortgage banking activities to continue at levels seen in the prior year which will reduce the amount of income from mortgage banking services, net recorded in future periods in comparison to prior year periods.
Other noninterest income increased $1.1 million for the third quarter of 2022 compared to the same period in 2021, primarily due to certain loan-related fee income streams such as loan syndication fee income and customer accommodation interest rate swap fees and changes in fair value.
Nine months ended September 30, 2022 and 2021
Our noninterest income decreased $23.9 million to $70.9 million for the nine months ended September 30, 2022 from $94.8 million for the same period in 2021, primarily due to a decrease in income from mortgage banking services.
For the nine months ended September 30, 2022, service charges on deposit accounts increased $4.5 million, compared to the same period in 2021, primarily due to higher average deposits, changes made in the second half of 2021 to our deposit product offerings as well as increased treasury management service fee income compared to the same period in 2021.
Credit and debit card fees increased $1.4 million for the nine months ended September 30, 2022 compared to the same period in 2021, due primarily to increased card transaction volumes.
Trust and investment advisory fees were down slightly for the nine months ended September 30, 2022 as compared to the same period in 2021.
The components of income from mortgage banking services were as follows:

	For the nine months ended September 30,
(In thousands)	2022	2021
Net sale gains and fees from mortgage loan originations including loans held-for-sale changes in fair value and hedging	$16,639	$51,723
Mortgage servicing income	11,071	9,170
MSR capitalization and changes in fair value, net of derivative activity	12,307	7,251
Income from mortgage banking services, net	$40,017	$68,144

For the nine months ended September 30, 2022, income from mortgage banking services decreased $28.1 million, compared to the same period in 2021, primarily due to a decline in revenue related to net sale gains and fees from loan originations, including fair value changes in the held-for-sale portfolio and hedging activity, which decreased $35.1 million for the nine months ended September 30, 2022, compared to the same period in 2021. Total loan originations for sale were $0.9 billion for the nine months ended September 30, 2022, a decline of $0.9 billion from $1.7 billion for the same period in 2021. We retain servicing rights on the majority of mortgage loans that we sell, which drove the increase in servicing income of $1.9 million to $11.1 million for the nine months ended September 30, 2022, from $9.2 million for the nine months ended September 30, 2021. MSR capitalization and changes in fair value, net of derivative activity, increased $5.1 million in the nine months ended September 30, 2022, compared to the same period in 2021. The increase in revenue related to our MSRs was primarily the result of changes in market interest rates and our corresponding hedging positions.
Other noninterest income decreased $1.1 million for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to certain loan-related fee income streams such as loan syndication fee income and customer accommodation interest rate swap fees and changes in fair value.
Noninterest Expense
The following table presents noninterest expense:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Salary and employee benefits	$32,508	$36,061	$101,981	$113,129
Occupancy and equipment	8,216	6,643	22,802	19,867
Amortization of intangible assets	935	354	2,197	1,062
Merger-related expenses	—	705	18,751	1,984
Other	13,889	10,807	37,952	30,332
Total noninterest expenses	$55,548	$54,570	$183,683	$166,374
Three months ended September 30, 2022 and 2021
Our noninterest expenses increased $1.0 million to $55.5 million for the third quarter of 2022, from $54.6 million for the same period in 2021. The increase is primarily due to an increase in other expenses of $3.1 million and an increase in occupancy and equipment of $1.6 million, partially offset by a decrease of $3.6 million in salary and employee benefits.
Other expenses increased $3.1 million for the third quarter of 2022, compared to the same period in 2021. This increase was primarily caused by a $0.5 million increase in professional services expenses as well as an increase of $0.4 million in FDIC insurance costs as the Small Bank FDIC Assessment Credit was fully utilized in 2021, and other smaller increases in data processing expenses, office expenses, and deposit expenses and other operational losses.
The decrease in our salary and employee benefits expense for the third quarter of 2022, compared to the same period in 2021, was driven primarily by a decrease in commissions paid to our mortgage loan officers related to decreased mortgage origination activity during the third quarter of 2022.
Nine months ended September 30, 2022 and 2021
Our noninterest expenses increased $17.3 million to $183.7 million for the nine months ended September 30, 2022, from $166.4 million for the same period in 2021. The increase is primarily due to increases of $16.8 million in Merger related expenses and $7.6 million in other expenses, partially offset by a decrease of $11.1 million in salary and employee benefits.
We incurred Merger related expenses of $18.8 million ($0.63 per diluted share) for the nine months ended September 30, 2022, an increase of $16.8 million, from $2.0 million ($0.09 per diluted share) for the same period in 2021, related to our Merger with Pioneer that was completed on April 1, 2022.
Other expenses increased $7.6 million for the nine months ended September 30, 2022, compared to the same period in 2021. This increase was primarily caused by a $1.0 million increase in travel and entertainment expenses as we continue to move away from limitations related to the COVID-19 pandemic, a $1.3 million increase in FDIC insurance costs as the Small Bank FDIC Assessment Credit was fully utilized in 2021, and a $1.8 million increase in professional services expenses.

The decrease in our salary and employee benefits expense for the nine months ended September 30, 2022, compared to the same period in 2021, was driven by the decrease in commissions paid to our mortgage loan officers related to decreased mortgage origination activity during the period ended September 30, 2022.
Income Taxes
Three months ended September 30, 2022 and 2021
We had income tax expense for the third quarter of 2022 of $7.6 million, compared to income tax expense of $1.9 million for the same period in 2021. The increase in income tax expense was due to our increased income during the third quarter of 2022. Our effective tax rate was 22.3% for the third quarter of 2022, compared to 17.5% for the same period in 2021.
Nine months ended September 30, 2022 and 2021
We had income tax expense for the nine months ended September 30, 2022 of $8.6 million, compared to $7.2 million for the same period in 2021. The increase in income tax expense was primarily due to our increased income during the period ended September 30, 2022. Our effective tax rate was 19.8% for the nine months ended September 30, 2022, compared to 17.2% for the same period in 2021.
Financial Condition
Balance Sheet
Our total assets were $7.1 billion and $5.7 billion at September 30, 2022 and December 31, 2021, respectively. Our total loans held-for-investment, net of deferred fees, costs, premiums and discounts were $5.6 billion at September 30, 2022, an increase of $1.5 billion from December 31, 2021, which was due to organic growth and the Pioneer Merger.
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
Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no trading securities in our investment portfolio as of September 30, 2022 and December 31, 2021. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest.
Our securities available-for-sale decreased by $21.3 million to $551.2 million at September 30, 2022, compared to December 31, 2021. The decrease was due to unrealized losses resulting from the rising interest rate environment, partially offset by securities acquired in the Pioneer Merger. During the period ended September 30, 2022, the securities held-to-maturity increased $21.1 million to $39.1 million due to the securities held-to-maturity acquired in the Pioneer Merger.

The following table is a summary of our investment portfolio as of:

	September 30, 2022		December 31, 2021
(In thousands)	Carrying Amount	% of Portfolio	Carrying Amount	% of Portfolio
Available-for-sale:
U.S. treasury	$56,618	10.3%	$35,185	6.1%
U.S. agency	3,201	0.6%	5,919	1.0%
Obligations of states and political subdivisions	25,452	4.6%	3,789	0.7%
Mortgage backed - residential	118,513	21.5%	138,677	24.2%
Collateralized mortgage obligations	214,030	38.8%	235,784	41.2%
Mortgage backed - commercial	118,592	21.5%	153,147	26.8%
Other debt	14,759	2.7%	—	—%
Total available-for-sale	$551,165	100.0%	$572,501	100.0%
Held-to-maturity:
Obligations of states and political subdivisions	$25,002	63.9%	$716	4.0%
Mortgage backed - residential	9,091	23.2%	10,750	59.7%
Collateralized mortgage obligations	5,055	12.9%	6,541	36.3%
Total held-to-maturity	$39,148	100.0%	$18,007	100.0%
The following table shows the weighted average yield to average life of each category of investment securities as of September 30, 2022:

(In thousands)	One year or less		One to five years		Five to ten years		After ten years
	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield
Available-for-sale:
U.S. treasury	$3,412	—%	$22,278	1.89%	$30,928	1.29%	$—	—%
U.S. agency	—	—%	1,981	3.28%	1,220	2.89%	—	—%
Obligations of states and political subdivisions	—	—%	—	—%	7,094	3.20%	18,358	3.00%
Mortgage backed - residential	164	3.99%	39,931	2.21%	36,820	1.88%	41,598	2.18%
Collateralized mortgage obligations	2,344	2.32%	86,119	2.77%	106,355	2.30%	19,212	2.10%
Mortgage backed - commercial	1,526	2.86%	36,024	2.74%	66,981	2.14%	14,061	2.88%
Other debt	—	—%	—	—%	12,014	2.83%	2,745	3.78%
Total available-for-sale	$7,446	1.40%	$186,333	2.54%	$261,412	2.13%	$95,974	2.47%
Held-to-maturity:
Obligations of states and political subdivisions	—	—%	705	1.55%	—	—%	24,297	3.52%
Mortgage backed - residential	—	—%	5,629	2.54%	22	5.80%	3,440	3.24%
Collateralized mortgage obligations	461	1.40%	3,071	2.52%	1,523	2.96%	—	—%
Total held-to-maturity	$461	1.40%	$9,405	2.46%	$1,545	3.00%	$27,737	3.49%

Loans
Our loan portfolio represents a broad range of borrowers primarily in our markets in Texas, Colorado, Kansas, Arizona, and New Mexico, comprised of commercial, commercial real estate, residential real estate and consumer financing loans. We have a diversified portfolio across a variety of industries, and the portfolio is generally centered in the states in which we have branch offices.
Total loans, net of deferred origination fees, premiums, and discounts as of September 30, 2022 and December 31, 2021 were $5.6 billion and $4.0 billion, respectively. The increase in total loans was due to organic growth and our acquisition of Pioneer on April 1, 2022, which resulted in $811.3 million of loans recorded, net of purchase accounting adjustments.
The following table sets forth the composition of our loan portfolio, as of:

	September 30, 2022		December 31, 2021
(In thousands)	Amount	% of total loans	Amount	% of total loans
Commercial	$2,738,068	49.3%	$2,407,888	59.6%
Commercial real estate	1,772,315	31.9%	1,174,242	29.1%
Residential real estate	1,003,157	18.0%	437,017	10.8%
Consumer	43,146	0.8%	17,976	0.5%
Total loans	$5,556,686	100.0%	$4,037,123	100.0%
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
We have originated loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Loans covered by the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amounts is expected to be fully guaranteed by the SBA. PPP loans, which are included in our commercial loan portfolio, were $6.0 million and $66.7 million at September 30, 2022 and December 31, 2021, respectively. Refer to the 2021 Form 10-K for additional details.
During the three and nine months ended September 30, 2022, we recognized $0.3 million and $1.8 million, respectively, in PPP loan related deferred processing fees (net of amortization of related deferred origination costs) as a yield adjustment and this amount is included in interest income on loans. During the three and nine months ended September 30, 2021, we recognized approximately $2.1 million and $7.7 million, respectively, in PPP loan related deferred net processing fees.

Maturities and Sensitivity of Loans to Changes in Interest Rates
The information in the following tables is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following tables summarize the loan maturity distribution by type and related interest rate characteristics as of September 30, 2022:

(In thousands)	One year or less	After one through five years	After five through 15 years	After 15 years	Total
Commercial	$235,637	$1,546,433	$753,750	$202,248	$2,738,068
Commercial real estate	147,361	993,026	557,822	74,106	1,772,315
Residential real estate	94,447	95,406	131,834	681,470	1,003,157
Consumer	8,355	9,962	24,503	326	43,146
Total loans	$485,800	$2,644,827	$1,467,909	$958,150	$5,556,686

(In thousands)	One year or less	After one through five years	After five through 15 years	After 15 years	Total	Total Loans Maturing After 1 Year
Loans maturing with:
Fixed interest rates
Commercial	$45,630	$699,528	$657,031	$173,745	$1,575,934	$1,530,304
Commercial real estate	66,151	609,858	166,160	1,300	843,469	777,318
Residential real estate	56,324	70,220	93,060	315,062	534,666	478,342
Consumer	5,896	8,817	24,375	—	39,088	33,192
Total fixed interest rate loans	$174,001	$1,388,423	$940,626	$490,107	$2,993,157	$2,819,156
Floating or adjustable interest rates
Commercial	$190,007	$846,905	$96,719	$28,503	$1,162,134	$972,127
Commercial real estate	81,210	383,168	391,662	72,806	928,846	847,636
Residential real estate	38,123	25,186	38,774	366,408	468,491	430,368
Consumer	2,459	1,145	128	326	4,058	1,599
Total floating or adjustable interest rate loans	$311,799	$1,256,404	$527,283	$468,043	$2,563,529	$2,251,730
Total loans	$485,800	$2,644,827	$1,467,909	$958,150	$5,556,686	$5,070,886
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

The following table presents, by loan type, the changes in the allowance for loan losses:

	For the three months ended September 30,		For the nine months ended September 30,		For the year ended December 31,
(In thousands)	2022	2021	2022	2021	2021
Balance, beginning of period	$56,077	$42,978	$47,547	$47,766	$47,766
Loan charge-offs:
Commercial	(223)	—	(2,173)	(3,102)	(4,296)
Commercial real estate	—	—	—	—	(375)
Residential real estate	(24)	—	(122)	(2)	(42)
Consumer	(53)	(66)	(117)	(138)	(148)
Total loan charge-offs	(300)	(66)	(2,412)	(3,242)	(4,861)
Recoveries of loans previously charged-off:
Commercial	112	1,440	1,835	1,526	1,547
Commercial real estate	2	—	3	9	28
Residential real estate	1	3	196	23	24
Consumer	36	13	59	36	43
Total loan recoveries	151	1,456	2,093	1,594	1,642
Net recoveries (charge-offs)	(149)	1,390	(319)	(1,648)	(3,219)
Provision for loan losses	3,750	3,500	12,450	1,750	3,000
Balance, end of period	$59,678	$47,868	$59,678	$47,868	$47,547
Allowance for loan losses to total loans	1.07%	1.26%	1.07%	1.26%	1.18%
Ratio of net charge-offs (recoveries) to average loans outstanding	0.01%	(0.15)%	0.01%	0.06%	0.09%
The following table presents net charge-offs (recoveries) to average loans outstanding by loan category:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Commercial	0.02%	(0.25)%	0.02%	0.10%
Commercial real estate	—%	—%	—%	—%
Residential real estate	0.01%	—%	(0.02)%	(0.01)%
Consumer	0.15%	1.20%	0.21%	0.86%
Allocation of Allowance for Loan Losses
The following table presents the allocation of the allowance for loan losses by category and the percentage of the allocation of the allowance for loan losses by category to total loans listed as of:

	September 30, 2022		December 31, 2021
(In thousands)	Allowance Amount	% of loans in each category to total loans	Allowance Amount	% of loans in each category to total loans
Commercial	$37,162	49.3%	$33,277	59.6%
Commercial real estate	19,218	31.9%	12,899	29.1%
Residential real estate	2,965	18.0%	1,136	10.8%
Consumer	333	0.8%	235	0.5%
Total	$59,678	100.0%	$47,547	100.0%

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
The following table sets forth our nonperforming assets as of:

(In thousands)	September 30, 2022	December 31, 2021
Nonaccrual loans:
Commercial	$15,745	$16,492
Commercial real estate	8,936	4,781
Residential real estate	8,804	6,052
Consumer	87	2
Total nonaccrual loans	33,572	27,327
Accrual TDRs	8,429	6,450
Accrual loans greater than 90 days past due	459	1,061
Total nonperforming loans	42,460	34,838
Other real estate owned and foreclosed assets, net	5,391	5,487
Total nonperforming assets	$47,851	$40,325
Nonaccrual loans to total loans	0.60%	0.68%
Nonperforming loans to total loans (1)	0.76%	0.86%
Nonperforming assets to total assets (1)	0.68%	0.71%
Allowance for loan losses to nonaccrual loans	177.76%	173.99%
(1) Nonperforming loans include nonaccrual loans, accrual TDR’s, and accrual loans greater than 90 days past due.

Deposits
Deposits represent our primary source of funds. We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. Total deposits increased by $0.9 billion to $5.8 billion at September 30, 2022, compared to December 31, 2021. Deposit growth over this period occurred primarily in our Texas markets, generally due to our acquisition of Pioneer, resulting in $1.2 billion of deposits recorded, net of purchase accounting adjustments.
The following table sets forth the average balance amounts and the average rates paid on deposits held by us:

	For the three months ended				For the nine months ended September 30,
	2022		2021		2022		2021
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand deposit accounts	$1,924,055	—%	$1,483,010	—%	$1,805,982	—%	$1,295,984	—%
Interest-bearing deposit accounts:
Interest-bearing demand accounts	159,905	1.12%	188,897	0.19%	169,191	0.58%	193,756	0.21%
Savings accounts and money market accounts	3,124,000	0.24%	2,718,369	0.17%	3,064,646	0.18%	2,637,844	0.19%
NOW accounts	42,385	0.43%	52,591	0.38%	45,671	0.34%	78,199	0.57%
Certificate of deposit accounts	593,479	0.62%	337,906	0.81%	498,753	0.56%	350,217	0.92%
Total interest-bearing deposit accounts	3,919,769	0.33%	3,297,763	0.24%	3,778,261	0.25%	3,260,016	0.28%
Total deposits	$5,843,824	0.22%	$4,780,773	0.17%	$5,584,243	0.17%	$4,556,000	0.20%
As of September 30, 2022 and December 31, 2021, approximately $2.4 billion, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.
Liquidity
Liquidity refers to our ability to maintain cash flow that is adequate to fund operations, support asset growth, maintain reserve requirements and meet present and future obligations of deposit withdrawals, lending obligations and other contractual obligations.
FirstSun (Parent Company)
FirstSun has routine funding requirements consisting primarily of operating expenses, debt service, and funds used for acquisitions. FirstSun can obtain funding to meet its obligations from dividends collected from its subsidiaries, primarily the Bank, and through the issuance of varying forms of debt. At September 30, 2022, FirstSun had cash and cash equivalents of $17.7 million and debt outstanding of $84.4 million. Management believes FirstSun has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The Bank may declare dividends without prior regulatory approval that do not exceed the total of retained net income for the current year combined with its retained net income for the preceding two years, subject to maintenance of minimum capital requirements. Prior regulatory approval to pay dividends was not required in 2021 or 2022 and is not currently required. At September 30, 2022, the Bank could pay dividends to FirstSun of approximately $132.1 million without prior regulatory approval. During the three and nine months ended September 30, 2022, the Bank paid a dividend of $8.0 million to FirstSun. During the three and nine months ended September 30, 2022, Logia paid a dividend of $0.4 million to FirstSun.
Bank
As more fully discussed in our 2021 Form 10-K, we continuously monitor our liquidity position and make adjustments to the balance between sources and uses of funds as we deem appropriate. At September 30, 2022, our liquid assets, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $149.1 million, or 2.1% of total assets, compared to $583.0 million, or 10.3% of total assets, at December 31, 2021. The decrease in our liquid assets was primarily due to a decrease in cash held at the Federal Reserve. Our available-for-sale securities at September 30, 2022 were $551.2 million, or 7.8% of total assets, compared to $572.5 million, or 10.1% of total assets, at December 31, 2021. Investment securities with an aggregate carrying value of $435.4 million and $465.7 million at September 30, 2022 and December 31, 2021, respectively, were pledged to secure public deposits and repurchase agreements. The decrease in our pledged securities was primarily due to changes in public deposits and repurchase agreements.
The liability portion of our balance sheet serves as a primary source of liquidity. We plan to meet our future cash needs primarily through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At September 30, 2022, customer deposits, excluding brokered deposits and certificates of deposit greater than $250,000, were 97.6% of net loans, compared with 113.2% at December 31, 2021. For additional information related to our deposits, see the Deposits section above. We are also a member of the FHLB, from which we can borrow for leverage or liquidity purposes. The FHLB requires that securities and qualifying loans be pledged to secure any advances. At September 30, 2022, we had $310.9 million in advances from the FHLB and a remaining credit availability of $659.5 million. In addition, we maintain a $6.5 million line with the Federal Reserve Bank’s discount window that is secured by certain loans from our loan portfolio.
Management believes the Bank has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Capital
Stockholders’ equity at September 30, 2022 was $750.7 million, compared to $524.0 million at December 31, 2021, an increase of $226.6 million, or 43.2%. The increase in stockholders’ equity relates primarily to the value of the common shares issued to the Pioneer shareholders in our Merger with Pioneer on April 1, 2022, and net income for the nine months ended September 30, 2022, partially offset by a decline in accumulated other comprehensive income (loss), net, for unrealized losses in our available-for-sale securities portfolio resulting from the rising interest rate environment.
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
The following table summarizes our material contractual obligations as of September 30, 2022. Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.

(In thousands)	Note Reference	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Deposits:
Deposits without a stated maturity	7	$5,160,858	$5,160,858	$—	$—	$—
Certificates of deposit	7	599,560	381,184	194,356	20,925	3,095
Securities sold under agreements to repurchase	8	51,256	51,256	—	—	—
Short-term debt:
FHLB LOC	9	170,884	170,884	—	—	—
Long-term debt:
FHLB term advances (1)	9	140,000	140,000	—	—	—
Convertible notes payable	9	5,456	5,456	—	—	—
Subordinated debt	9	78,919	—	—	—	78,919
Operating leases	17	34,148	2,428	14,594	10,028	7,098
(1) Due to the increasing interest rate environment, we believe all of our FHLB term advances will be called upon the next due date, resulting in their repayment within the next year. For further information see Note 9 - Debt to the consolidated financial statements.

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
Management uses a simulation model to analyze the sensitivity of net interest income to changes in interest rates across various interest rate scenarios, which seeks to demonstrate the level of interest rate risk inherent in the existing balance sheet. The analysis holds the current balance sheet values constant and does not take into account management intervention. In addition, we assume certain correlation rates, often referred to as a “deposit beta,” for interest-bearing deposits, wherein the rates paid to customers change relative to changes in benchmark interest rates. The effect on net interest income over a 12-month time horizon due to hypothetical changes in market interest rates is presented in the table below. In this interest rate shock simulation, as of the periods presented, interest rates have been adjusted by instantaneous parallel changes rather than in a ramp simulation, which applies interest rate changes over time. All rates, short-term and long-term, are changed by the same amount (e.g., plus or minus 100 basis points) resulting in the shape of the yield curve remaining unchanged.

	% Change in Net Interest Income As of		% Change in Economic Value of Equity As of
Changes in Interest Rate (Basis Points)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
+300	14.1%	24.9%	(7.5)%	(3.2)%
+200	9.4%	16.9%	(4.7)%	(1.9)%
+100	4.6%	8.4%	(2.2)%	(1.1)%
Base	—%	—%	—%	—%
-100	(3.5)%	(0.6)%	1.6%	1.2%

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the three months ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities or issuer purchases of equity securities during the third quarter of 2022.
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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of (Loss) Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTSUN CAPITAL BANCORP
(Registrant)
/s/ Neal E. Arnold

Date:	November 10, 2022
Neal E. Arnold
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Robert A. Cafera, Jr.

Date:	November 10, 2022
Robert A. Cafera, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)