Form 10-K
period 2022-12-31
FIRSTSUN CAPITAL BANCORP
filed 2023-03-16
CIK 1709442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
__________________________________
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The registrant’s common stock commenced trading on the OTCQX® Best Market in August 2022, and there was no public trading market for the common stock before that date. Accordingly, as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $0.
As of March 15, 2023, there were approximately 24,924,023 shares of the registrant’s common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain forward-looking statements that are included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current views with respect to, among other things, statements relating to the Company’s assets, business, cash flows, condition (financial or otherwise), credit quality, financial performance, liquidity, short and long-term performance goals, prospects, results of operations, strategic initiatives, the benefits, cost and synergies of completed acquisitions or dispositions, and the timing, benefits, costs and synergies of future acquisitions, disposition and other growth opportunities. They are not statements of historical or current fact nor are they assurances of future performance, and they generally can be identified by the use of forward-looking terminology, such as “believe,” “expect,” “anticipate,” “intend,” “target,” “estimate,” “continue,” “positions,” “plan,” “predict,” “project,” “forecast,” “guidance,” “goal,” “objective,” “prospects,” “possible” or “potential,” by future conditional verbs such as “assume,” “will,” “would,” “should,” “could” or “may,” or by variations of such words or by similar expressions. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time, are difficult to predict and are generally beyond our control.
There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:
•difficulty in maintaining liquidity, primarily through deposits, in light of recent events in the banking industry;
•difficulty attracting and retaining highly-effective employees;
•increased capital requirements, other regulatory requirements or enhanced regulatory supervision;
•the inability to sustain revenue and earnings growth;
•potential fluctuations or unanticipated changes in the interest rate environment, including interest rate changes made by the Federal Reserve, the discontinuation of LIBOR as an interest rate benchmark, and cash flow reassessments that may reduce net interest margin and/or the volumes and values of loans made or held as well as the value of other financial assets;
•potential difficulties in identifying and completing mergers or acquisitions as well as our ability to successfully expand and integrate the businesses that we acquire;
•the inability to efficiently manage operating expenses;
•changes in interest rates and capital markets;
•challenges raising deposits and other funding sources at attractive costs;
•changes in asset quality and credit risk;
•adverse changes in economic conditions;
•capital management activities;
•customer borrowing, repayment, investment and deposit practices;
•the impact, extent and timing of technological changes;
•the possible continuing impact of COVID-19 and its variants on our business, including the potential effect of the actions that governmental authorities may take to try to contain any future outbreaks of more deadly variants of the virus or to address the impact of those variants on the United States economy, and the resulting effect of these items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
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
•changes occurring in business conditions and inflation;
•changes in accounting principles, policies, practices or guidelines;
•the potential increase in reserves and allowance for loan losses as a result of the transition in 2023 to the current expected credit loss standard, or “CECL,” established by the Financial Accounting Standards Board to account for future expected credit losses;
•failure to attract new customers and retain existing customers;
•any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan or other systems;
•the adverse effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics (including COVID-19), war or terrorist activities, essential utility outages, deterioration in the global economy, instability in the credit markets, disruptions in customers’ supply chains or disruption in transportation;

•other actions of the Federal Reserve and legislative and regulatory actions and reforms; and
•other risks and uncertainties disclosed in documents that we file with or furnish to the SEC, any of which could cause actual results to differ materially from future results expressed, implied or otherwise anticipated by such forward-looking statements.
We caution readers that the foregoing list of factors is not exclusive, and is not necessarily in order of importance and readers should not place undue reliance on any forward-looking statements. These factors should also be read in conjunction with “Item 1.A. Risk Factors,” included in this report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we do not intend to and disclaim any obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, unless required to do so under the federal securities laws.

SUMMARY OF MATERIAL RISKS
An investment in our securities involves risks, including those summarized below. For a more complete discussion of the material risks facing our business, see “Item 1A. Risk Factors.”
Risks Related to Our Business
Economic and Geographic-Related Risks
•Our business may be adversely affected by economic conditions, including inflation.
•Changes in economic and market conditions may negatively affect our wealth management business.
Risks Associated with Monetary Events
•The Federal Reserve’s implementation of significant economic strategies that have affected interest rates, inflation, asset values and the yield curve may have a significant negative effect on our business and clients.
Lending Risks
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
Interest Rate and Yield Curve Risks
•We are subject to interest rate risk, which could adversely affect our financial condition and profitability.
•Our cost of funds may increase from economic conditions, FDIC insurance assessments, interest rates and competitive pressures.
•Rapidly rising interest rates may negatively affect our investments in securities and the cost of our funding sources, including deposits.
•Our business may suffer as we discontinue and transition away from LIBOR.
•A flat or inverted yield curve may reduce or net interest margin and adversely affect our loan and investment portfolios.
Mortgage Banking Risks
•Our revenue related to originating and selling mortgage loans is cyclical and is sensitive to the level of interest rates, changes in economic conditions, decreased economic activity, and slowdowns in the housing market.
•In a period of rising interest rates, we expect our mortgage revenue to decrease due to decreased mortgage origination volume and pricing decisions of competitors, all of which may adversely affect our profitability.
•We depend on U.S. government‑sponsored entities and government agencies, and any changes in these entities could materially and adversely affect our business, financial condition, liquidity and results of operations.
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
•Our risk management framework may not be effective in mitigating risks and/or losses.

Industry-Related Risks
•Our customers may prepay their loans, which could reduce our interest income and profitability.
•Competition with other banks and consumers deciding not to use banks may adversely affect our business.
•Failure to keep pace with technological change could result in losses.
•Our industry is subject to technology-driven disruption.
•The value of securities in our investment portfolio may decline in the future.
•Our deposit insurance premiums could be higher in the future, which could reduce our earnings.
Capital and Liquidity Risks
•If we need additional capital resources in the future, they may not be available when needed or at all.
•Liquidity, primarily through deposits, is essential to our business model, and a lack of liquidity or an increase in the cost of liquidity could materially impair our ability to fund our operations.
•We may not be able to maintain a strong core deposit base or access other low-cost funding sources.
•Deposit levels may be affected, fairly quickly, by changes in monetary policy.
Risks Related to Strategic Plans
•Mergers and acquisitions may subject us to risks, which could disrupt our business and dilute stockholder value.
•We may be unable to grow our business organically, which could adversely affect our business.
•New lines of business or new products and services may subject us to additional risk.
Risks Related to Public Health Issues, Including COVID-19
•Outbreaks of communicable diseases, including COVID-19 and its variants, have in the past and may in the future lead to significant volatility in financial and other markets, adversely affect our ability to conduct normal business, adversely affect our clients, and harm our businesses, financial condition and results of operations.
Legal, Accounting, Regulatory and Compliance Risks
•The banking industry is heavily regulated, and increased regulation by federal, state and local governmental authorities could limit or restrict our activities and adversely affect our operations or financial results.
•Failure to maintain certain regulatory capital levels and ratios could result in regulatory actions that would be materially adverse to our shareholders.
•We face risks related to noncompliance with the Bank Secrecy Act and other anti-money laundering statutes.
•Consumer lending laws restrict our ability to originate certain mortgage loans and increase our risk on such loans.
•We are subject to fair lending laws, and failure to comply with these laws could lead to material penalties and could restrict our growth and expansion activity.
•The Federal Reserve may require us to commit capital resources to support Sunflower Bank.
•We could become subject to claims and litigation pertaining to our fiduciary responsibility.
•We are party to various claims and lawsuits incidental to our business.
•Political dysfunction and volatility within the federal government, both at the regulatory and Congressional level, creates significant potential for major and abrupt shifts in federal policy regarding bank regulation, taxes, and the economy, any of which could have significant and adverse impacts on our business and financial performance.
•The expanding laws and regulations that govern data privacy may pose onerous compliance obligations for us.
•Changes in tax laws, regulations and interpretations or challenges to our income tax provision may adversely affect us.
•Our internal controls and procedures may fail or be circumvented.
Risks Related to Our Common Stock
•Our common stock is thinly traded, which may hinder your ability to sell our common stock and may lower the market price of the stock.
•Our Significant Stockholders could exercise significant influence over us, and their interests in us may be different than yours.
•Some provisions of our organizational documents, our Stockholders’ Agreement and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others.
•We do not intend to pay dividends in the near-term and our future ability to pay dividends is subject to restrictions.
Climate Risks
•Natural disasters and weather-related events exacerbated by climate change could have a negative impact on our results of operations and financial condition.
General Risk Factors
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
In this report, unless the context suggests otherwise, references to “we,” “us,” and “our” mean the combined business of FirstSun and its wholly-owned subsidiaries, including Sunflower Bank and Logia Portfolio Management, LLC.
Sunflower Bank was founded in 1892 and offers a full range of specialized financial services to business customers as well as relationship-focused services to meet personal, business and wealth management financial objectives for its customers, with a branch network in Texas, Kansas, Colorado, New Mexico, Arizona and Washington and mortgage banking capabilities in 43 states. Our product line includes commercial loans and commercial real estate loans, residential mortgage and other consumer loans, a variety of commercial, consumer and private banking deposit products, including noninterest-bearing accounts, interest-bearing demand products, savings accounts, money market accounts and certificates of deposit and treasury management products and services. We also offer wealth management and trust products including personal trust and agency accounts, employee benefit and retirement related trust and agency accounts, investment management and advisory agency accounts, and foundation and endowment trust and agency accounts.
As of December 31, 2022, we had total assets of $7.4 billion, total net loans of $5.8 billion, total deposits of $5.8 billion and total stockholders’ equity of $774.5 million.
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
On April 1, 2022, FirstSun completed its merger with Pioneer Bancshares, Inc. (“Pioneer”). Under the merger agreement, a wholly-owned subsidiary of FirstSun, FSCB Merger Subsidiary, Inc., merged with and into Pioneer, with Pioneer continuing as the surviving entity and becoming a wholly-owned subsidiary of FirstSun (the “Merger”). Immediately after the effective time of the Merger (the “Effective Time”), Pioneer was merged with and into FirstSun, with FirstSun continuing as the surviving entity. Immediately following the completion of the second step merger, Pioneer’s wholly-owned subsidiary, Pioneer Bank, SSB, a Texas state savings bank, was merged with and into the Bank, with the Bank continuing as the surviving bank. Pursuant to the terms of the merger agreement, at the Effective Time, each Pioneer shareholder had the right to receive 1.0443 shares of FirstSun common stock, for each share of Pioneer common stock owned by the shareholder, with cash paid in lieu of fractional shares. Each outstanding share of FirstSun common stock remained outstanding and was unaffected by the Merger.

With the acquisition, we acquired 19 branches in Texas. The fair value of assets acquired and liabilities assumed were $1.5 billion and $1.4 billion respectively. Total consideration paid in the Pioneer Merger was $240.8 million. Further information is presented in Note 2 - Merger with Pioneer Bancshares, Inc.
Our Market Areas
We currently operate our principal executive office and Sunflower Bank’s main office at 1400 16th Street, Suite 250, Denver, Colorado 80202, and 72 banking branches principally located in five states, Texas, Kansas, Colorado, New Mexico and Arizona, with one branch located in Washington. In addition, through our mortgage division, Guardian, we originate home mortgages in over 40 states.

($ in thousands)
Principal Markets		Sunflower Bank
State	Total Deposits in Market (1)	# of Branches (1)	Market Share (1)	Deposits in Market (1)
Texas	$1,728,401,037	25	0.10%	$1,717,218
Kansas (2)	$100,016,319	23	1.60%	$1,596,687
Colorado (3)	$205,283,650	12	0.54%	$1,115,310
New Mexico	$45,314,085	9	2.77%	$1,257,356
Arizona	$227,883,554	4	0.11%	$256,441
Washington	$231,452,693	1	—%	$2,334
(1) Based solely on FDIC data, including total deposits, number of branches, market share and deposits in market as of June 30, 2022.
(2) Kansas deposits and branch count includes Sunflower Bank’s office located at 3025 Cortland Circle, Salina, KS 67401.
(3) Colorado deposits and branch count includes Sunflower Bank’s main office located at 1400 16th Street, Suite 250, Denver, Colorado 80202.
Our Business Strategy
Our goal is to build a premier regional bank serving the Southwest’s key markets, primarily through our organic growth strategy of investing in people, technology and infrastructure to create a top-tier banking platform. Our business is focused on providing specialized commercial and consumer banking services to our clients, with an emphasis on key Southwest growth markets. Our unwavering commitment to serving local communities has led to a high-quality core deposit franchise focused in higher growth metropolitan markets as well as stable, non-metropolitan markets that provides a low cost funding base for our lending opportunities. In addition, our mortgage, wealth management, private banking and treasury management businesses provide revenue diversification and best-in-class fee income generation. Lastly, we believe our experience as an acquirer with a successful track record of integrating and re-positioning acquired companies complements and will further fuel our organic growth strategy.
Leverage our Relationships and Service Capabilities to Drive Organic Growth. From our modest beginning in 1892, our founders understood that our success would be closely tied to that of the communities in which we operate, and that long-term value creation would require an uncompromising commitment to service and the establishment of enduring relationships with our clients. That vision continues to drive us today, as our 1,149 full-time equivalent employee base, as of December 31, 2022, serves our business and consumer customers, including through our network of 72 branches principally located in Texas, Kansas, Colorado, New Mexico and Arizona. Our core competencies include a relationship-centered and multi-line sales approach, a focus on collaboration across a highly skilled and seasoned team of bankers and a dynamic ability to provide our clients with the highest quality services and solutions. This strategy has enabled us to attract business customers across our traditional and expanded geographic footprint. The objective is to be a trusted advisor to our clients as they build their businesses with our resources, support and advice.
Continue to Grow our Core Deposit Franchise. The strength of our deposit franchise is derived from strong, lasting relationships with our clients and a focus on being an integral part of the communities where we do business. Our deposit footprint has provided, and we believe will continue to provide, principal support for the growth of our loan portfolio. A key element of our funding strategy is a focus on commercial and consumer banking relationships in our markets, including our historically stable, lower growth markets in Kansas and New Mexico. Additionally, we believe our growing treasury management business will continue to benefit our attractive funding base.

Continue our Greater Texas Market Expansion Strategy. The greater Texas market has been a top strategic priority for our organization from an organic and acquisition perspective. We deployed our organic growth strategy in the Dallas, Texas market beginning in late 2019 with a commercial team lift-out that by December 2020 generated significant loans and deposits, making Dallas our fastest growing loan market over this period. In addition to our organic expansion in Dallas, we closed our merger with Pioneer on April 1, 2022, which further increased our Texas loans and deposit market position. We anticipate continuing to grow our Texas deposit base in the years to come.
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
For further information, see “Segments” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 23 - Segment Information in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” elsewhere in this report.

Lending Activities
We offer a range of lending services, including commercial and industrial loans, commercial and residential real estate loans, real estate construction loans, and consumer loans. Our customers are generally commercial businesses, professional services and retail consumers within our market areas. For further information, see “Loans” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 - Loans in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” elsewhere in this report.
Commercial and Industrial Loans
Our commercial and industrial loans are typically made to small- and medium-sized manufacturing, service, wholesale and retail businesses for working capital and operation needs and business expansions, including the purchase of capital equipment. Commercial and industrial loans include our specialty lending verticals such as structured finance products, asset based lending and public finance offerings to our charter school and municipal based customers. Commercial and industrial also includes our healthcare, SBA and other small business lending products. Commercial and industrial loans generally include lines of credit and loans with maturities of five years or less. Because we are a bank with long standing ties to the businesses and professionals operating in our geographic footprint, we are able to tailor our commercial and industrial loan programs to meet the needs of our clients.
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
•Commercial Real Estate Loans. Our commercial real estate loans consist of both owner-occupied and non-owner occupied commercial real estate loans. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as offices, warehouses, production facilities, health care facilities, hotels, mixed-use residential/commercial, retail centers, restaurants, assisted living facilities and self-storage facilities. As of December 31, 2022, $636.3 million of our commercial real estate loan portfolio, or 10.7% of our loan portfolio, was owner-occupied commercial real estate loans, and $779.5 million of our commercial real estate loan portfolio, or 13.1% of our loan portfolio, was non-owner occupied commercial real estate loans. We are primarily focused on growing the owner-occupied portion of our commercial real estate loan portfolio.
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
We intend to continue to take advantage of opportunities to profitably grow our mortgage business as they present themselves, including by continuing to expand our mortgage business outside of our community banking geographic footprint, improving the client experience through an enhanced fulfillment process, attracting experienced loan officers and improving profitability through centralized efficiencies. We maintain a high-degree of scalability to control costs in the event of a downturn in our mortgage business. Our mortgage loan office leases are primarily shorter-term in nature and the majority of our mortgage-related compensation is in the form of variable compensation.
We look to originate quality mortgage loans with a focus on purchase money mortgages. In accordance with our lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight that satisfies secondary market standards as outlined by our investors to the size and complexity of the lending relationship. Mortgage loans are subject to the same uniform lending policies referenced below and consist primarily of loans with relatively stronger borrower credit scores, with an average FICO score of 739 in 2022.
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
Our mortgage banking business is also directly impacted by the interest rate environment, increased regulations, consumer demand, driven in large part by general economic conditions and the real estate markets, and investor demand for mortgage securities. Mortgage production, especially refinancing activity, declines in rising interest rate environments. In 2022, we experienced a slowdown in our mortgage origination volume due to the rising interest rates. We expect to see declining origination volume in 2023 within the industry as a whole as interest rates are expected to remain elevated over the course of 2023.
Sale of residential mortgages. We sell a large majority of the residential mortgage loans we originate through our mortgage banking business to Fannie Mae, Freddie Mac or, to a lesser extent, an array of private national mortgage investors. As part of our overall asset/liability management objectives, we may also retain certain residential loans that we originate and, in such an instance, would bear the risk of default with respect to these loans. To reduce the interest rate risk associated with commitments made to borrowers for mortgage loans that have not yet been closed and that we intend to sell in the secondary markets, we routinely enter into commitments (considered to be derivatives) to hedge the interest rate risk. Derivative instruments are recognized at fair value in our consolidated balance sheets as either assets or liabilities. We monitor our interest rate risk position daily to maintain appropriate coverage of our loan commitments made to borrowers.
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
As compensation for our loan servicing activities, we receive a base servicing fee of approximately 0.28% per year of the loan balances serviced, plus any late charges collected from the delinquent borrowers and other fees incidental to the services provided. In the event of a default by the borrower, we receive no servicing fees until the default is cured. In times when interest rates are rising or at high levels, servicing mortgage loans can represent a steady source of noninterest income and can, at times, offset decreases in mortgage banking gains. Conversely, in times when interest rates are falling or at very low levels, servicing mortgage loans can become comparatively less profitable due to the rapid payoff of loans and the negative impact due to the change in fair value of the servicing asset. We account for our loan servicing rights at fair value. The amount of loan servicing rights initially recorded is based on the fair value of the loan servicing rights determined on the date when the underlying loan is sold. Our determination of fair value and the amount we record is based on a valuation model using discounted cash-flow analysis and available market pricing. Third party valuations of the loan servicing rights portfolio are obtained on a regular basis and are used to determine the fair value of the servicing rights at the end of the reporting period. Estimates of fair value reflect the following variables:
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
Ongoing Credit Risk Management. In addition to the tailored underwriting process described above, we perform ongoing risk monitoring and review processes for credit exposures. An internal loan review team that utilizes a mix of internal and external resources perform regular loan reviews and confirm loan classifications. We strive to identify potential problem loans early in an effort to aggressively seek resolution of these situations before they create a loss. We record any necessary charge-offs promptly and maintain adequate allowance levels for probable loan losses incurred in the loan portfolio.
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

Lending Limits. Our lending activities are subject to a variety of lending limits imposed by federal law. In general, Sunflower Bank is subject to a legal lending limit on loans to a single borrower of 15% of the bank’s capital and unimpaired surplus, or 25% if the loan is fully secured. The dollar amounts of the Bank’s lending limit increases or decreases as the bank’s capital increases or decreases. We are able to sell participations in larger loans to other financial institutions, which allows us to better manage the risk and exposure involved with larger loans and to meet the lending needs of our customers requiring extensions of credit in excess of regulatory limits.
Sunflower Bank’s legal lending limit as of December 31, 2022, on loans to a single borrower was $122.3 million (15%) and $203.8 million (25%, for fully secured loans).
Human Capital Resources
We are committed to provide, develop and retain a high performing and diverse workforce that fosters a healthy, safe and productive work environment for our employees to maximize individual and organizational potential and position us as an employer of choice.
Employee Profile. As of December 31, 2022, we had 1,171 total employees and 1,149 full-time equivalent employees, primarily located in Texas, Kansas, Colorado, New Mexico and Arizona. Our employees are not covered by a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
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

Permitted Activities
We are a bank holding company, and have elected to be a financial holding company, which permits us to engage in expanded financial activities as a bank holding company. Under the BHC Act, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, the following activities:
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
Financial Holding Company
Provisions of the Gramm-Leach-Bliley Act have expanded the permissible activities of a bank holding company that qualifies as a financial holding company. A bank holding company can elect to be treated as a “financial holding company,” which would allow it to engage in a broader array of activities. In summary, a financial holding company can engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities.
FirstSun is currently a financial holding company. In order to remain a financial holding company, FirstSun must continue to be considered well managed and well capitalized by the Federal Reserve, and the Bank must continue to be considered well managed and well capitalized by the Office of the Comptroller of the Currency (the “OCC”) and have at least a “satisfactory” rating under the Community Reinvestment Act.
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
Source of Strength
There are a number of obligations and restrictions imposed by law and regulatory policy on bank holding companies with regard to their depository institution subsidiaries that are designed to minimize potential loss to depositors and to the FDIC insurance funds in the event that the depository institution becomes in danger of defaulting under its obligations to repay deposits. Under a policy of the Federal Reserve and the Dodd-Frank Act, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, to avoid receivership of its insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” within the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (a) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (b) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.
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
In addition, as a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to stockholders if: (a) the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (b) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (c) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Under Federal Reserve policy, bank holding companies are expected to inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the organization’s capital structure. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III rules, financial institutions that seek to pay dividends must maintain the 2.5% capital conservation buffer. See “Bank Regulation—Capital and Related Requirements” below.
Stock Buybacks and Other Capital Redemptions
Under Federal Reserve policies and regulations, bank holding companies must seek regulatory approval prior to any redemption that would reduce the bank holding company’s consolidated net worth by 10% or more, prior to the redemption of most instruments included in Tier 1 or Tier 2 capital with features permitting redemption at the option of the issuing bank holding company, or prior to the redemption of equity or other capital instruments included in Tier 1 or Tier 2 capital prior to stated maturity, if such redemption could have a material effect on the level or composition of the organization’s capital base. Bank holding companies are also expected to both inform the Federal Reserve reasonably in advance of a redemption or repurchase of common stock if such buyback results in a net reduction of the company’s outstanding amount of common stock below the amount outstanding at the beginning of the fiscal quarter, and to consult with the Federal Reserve generally prior to engaging in stock buybacks.
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
Bank Regulation
Sunflower Bank is a national banking association, which is subject to regulation and supervision primarily by the OCC and secondarily by the Federal Reserve, the FDIC, and the Consumer Financial Protection Bureau, which we refer to as the “CFPB.” We are subject to requirements and restrictions under federal law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of Sunflower Bank. The OCC regularly examines Sunflower Bank’s operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The OCC also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Sunflower Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations.
Branching
National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located. Under Colorado law and the Dodd-Frank Act, and with the prior approval of the OCC, Sunflower Bank may open branch offices within or outside of Colorado, provided that a state bank chartered by the state in which the branch is to be located would also be permitted to establish a branch. In addition, with prior regulatory approval, Sunflower Bank may acquire branches of existing banks located in Colorado or other states.
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
The capital rules require that goodwill and other intangible assets (other than mortgage servicing assets), net of associated deferred tax liabilities (“DTLs”), be deducted from CET1 capital. Additionally, deferred tax assets (“DTAs”) that arise from net operating loss and tax credit carryforwards, net of associated DTLs and valuation allowances, are fully deducted from CET1 capital. However, DTAs arising from temporary differences that could not be realized through net operating loss carrybacks, along with mortgage servicing assets and “significant” (defined as greater than 10% of the issued and outstanding common stock of the unconsolidated financial institution) investments in the common stock of unconsolidated “financial institutions” are partially includible in CET1 capital, subject to deductions defined in the rules.
The OCC also considers interest rate risk (arising when the interest rate sensitivity of Sunflower Bank’s assets does not match the sensitivity of its liabilities or its off-balance sheet position) in the evaluation of the bank’s capital adequacy. Banks with excessive interest rate risk exposure are required to hold additional amounts of capital against their exposure to losses resulting from that risk. Through the risk-weighting of assets, the regulators also require banks to incorporate market risk components into their risk-based capital. Under these market risk requirements, capital is allocated to support the amount of market risk related to a bank’s lending and trading activities.
Sunflower Bank’s capital categories are determined solely for the purpose of applying the “prompt corrective action” rules described below and they are not necessarily an accurate representation of its overall financial condition or prospects for other purposes. Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. See “Prompt Corrective Action” below.
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
Prompt Corrective Action
As an insured depository institution, we are required to comply with the capital requirements promulgated under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). The FDICIA requires each federal banking agency to take prompt corrective action (“PCA”) to resolve the problems of insured depository institutions, including those that fall below one or more prescribed minimum capital ratios. The law requires each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of capital ratios: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” As of December 31, 2022, we maintained capital ratios that exceeded the minimum ratios established for a “well capitalized” institution.
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
CECL
On December 21, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to (a) address the upcoming implementation of a new credit impairment model, the Current Expected Credit Loss, or CECL model, an accounting standard under GAAP; (b) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (c) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations that are subject to stress testing. We are currently evaluating the impact the CECL model will have on our accounting. We expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first quarter of 2023, the first reporting period in which the new standard will become effective for us. The results of our most recent parallel run have indicated the initial adoption of ASU 2016-13 to not be material to our consolidated balance sheet.
Dividend Payments
The primary source of funds for FirstSun is dividends from Sunflower Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2022. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain the 2.5% capital conservation buffer. See “Capital and Related Requirements” above.
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

Consumer Protection Regulations
The activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. Bank regulatory agencies have increasingly used a general consumer protection statute to address “unethical” or otherwise “bad” business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act—the primary federal law that prohibits “unfair or deceptive acts or practices” and unfair methods of competition in or affecting commerce (“UDAP” or “FTC Act”). “Unjustified consumer injury” is the principal focus of the FTC Act. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with the UDAP law. However, the UDAP provisions have been expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices” (“UDAAP”). The CFPB has brought a variety of enforcement actions for violations of UDAAP provisions and CFPB guidance continues to evolve.
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
The deposit operations of the Bank are also subject to federal laws, such as:
•the Federal Deposit Insurance Act which, among other things, limits the amount of deposit insurance available per insured depositor category to $250,000 and imposes other limits on deposit-taking;
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
On January 1, 2021, Congress overrode former President Trump’s veto and thereby enacted the National Defense Authorization Act for Fiscal Year 2022, or “NDAA.” The NDAA provides for one of the most significant overhauls of the BSA and related anti-money laundering laws since the USA Patriot Act. Notably, changes include:
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
Consumers must be notified in the event of a data breach under applicable federal and state laws. Under federal regulations, banking organizations are required to notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a “computer-security incident” that rises to the level of a “notification incident” within the meaning attributed to those terms by the federal regulation. Banks’ service providers are required under the federal regulation to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible”

after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for as much as four hours.
Deposit Premiums and Assessments
Sunflower Bank’s deposits are insured by the Deposit Insurance Fund (DIF) of the FDIC up to $250,000, the maximum amount permitted by law. The FDIC uses the DIF to protect against the loss of insured deposits if an FDIC-insured bank or savings association fails. As an FDIC-insured bank, we must pay deposit insurance assessments to the FDIC based on our average total assets minus our average tangible equity.
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
In addition to the ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances. For example, under the Dodd-Frank Act, the minimum designated reserve ratio for the DIF was increased to 1.35% of the estimated total amount of insured deposits. Extraordinary growth in insured deposits during the first and second quarters of 2020 caused the DIF reserve ratio to decline below the statutory minimum of 1.35%. In October 2022, the FDIC announced a uniform two basis point increase in the deposit insurance assessment rate beginning in the first quarterly assessment period of 2023, with the intended purpose of having the DIF reach its statutory limit of 1.35% by the statutory deadline of September 30, 2028.
The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a notice and hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
CRE Guidance
In December 2015, the federal banking regulators released a statement entitled “Interagency Statement on Prudent Risk Management for Commercial Real Estate Lending,” or the “CRE Guidance.” In the CRE Guidance, the federal banking regulators (a) expressed concerns with institutions that ease CRE underwriting standards, (b) directed financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks, and (c) indicated that they will continue to pay special attention to CRE lending activities and concentrations. The federal banking regulators previously issued guidance in December 2006, entitled “Interagency Guidance on Concentrations in CRE Lending, Sound Risk Management Practices,” which stated that an institution that is potentially exposed to significant CRE concentration risk should employ enhanced risk management practices. Specifically, the guidance states that such institutions that are potentially exposed to significant CRE concentration risk and may warrant greater supervisory scrutiny are those institutions which have (i) total CRE loans representing 300% or more of the institution’s total capital and (ii) the outstanding balance of such institution’s CRE loan portfolio has increased by 50% or more during the prior 36 months.
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
Available Information
We file reports with the SEC including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statements, as well as any amendments to those reports and statements. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports and statements filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are also accessible at no cost on our internet website at http://ir.firstsuncb.com after they are electronically filed with the SEC. No information contained on our website is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K.
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
Risks Related to Our Business
Economic and Geographic-Related Risks
Our business may be adversely affected by economic conditions. Generally, in periods of economic downturns, including periods of rising interest rates and recessions, our realized credit losses increase, our deposit and funding costs increase, demand for our products and services declines, and the credit quality of our loan portfolio declines.
Our financial performance generally, and in particular, the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer and whose success we rely on to drive our growth, is highly dependent upon the business environment in the primary markets where we operate and in the United States as a whole. Unlike larger financial institutions that are more geographically diversified, we are a regional bank that provides banking and financial services to customers primarily in Texas, Kansas, Colorado, New Mexico and Arizona. The economic conditions in these markets may be different from, and in some instances worse than, the economic conditions in the United States as a whole.
Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation, monetary supply, fluctuations in the debt and equity capital markets, and the strength of the domestic economy and the local economies in the markets in which we operate. Unfavorable market conditions can result in a deterioration of the credit quality of borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, foreclosures, additional provisions for loan losses, adverse asset values, a reduction in assets under management or administration, and an increase in our deposit and funding costs. A component of our loan portfolio is secured by real estate. A decline in real estate values can negatively impact our ability to recover our investment should the borrower become delinquent. Loans secured by stock or other collateral may be adversely impacted by a downturn in the economy and other factors that could reduce the recoverability of our investment. Unsecured loans are dependent on the solvency of the borrower, which can deteriorate, leaving us with a risk of loss. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability of or increases in the cost of credit and capital, increases in inflation or interest rates, high unemployment, natural disasters, epidemics and pandemics (such as COVID-19), state or local government insolvency, or a combination of these or other factors.
More specifically, the market conditions in the markets in which we have a presence may be different from, and could be worse than, the economic conditions in the United States as a whole. As discussed elsewhere in this Item 1A, inflationary pressures have caused the Federal Reserve to recently increase interest rates and indicate its intention to continue to do so. Increases in interest rates in the past have led to recessions of various lengths and intensities and might lead to such a recession in the near future. Such a recession or any other adverse changes in business and economic conditions generally or specifically in the markets in which we operate could affect our business, including causing one or more of the following negative developments:
•an increase in our deposit and funding costs;
•a decrease in the demand for loans, mortgage banking products and services and other products and services we offer;
•a decrease in our deposit account balances as customers move funds to seek to obtain maximum federal deposit insurance coverage or to seek higher interest rates;
•a decrease in the value of the collateral securing our residential or commercial real estate loans;
•a permanent impairment of our assets; or
•an increase in the number of customers or other counterparties who default on their loans or other obligations to us, which could result in a higher level of NPAs, net charge-offs and provision for loan losses.
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
Inflationary pressures present a potential threat to our results of operation and financial condition.
The United States generally and the regions in which we operate specifically have recently experienced, for the first time in decades, significant inflationary pressures, evidenced by higher gas prices, higher food prices and other consumer items. Inflation represents a loss in purchasing power because the value of investments does not keep up with inflation and erodes the purchasing power of money and the potential value of investments over time. Accordingly, inflation can result in material adverse effects upon our customers, their businesses and, as a result, our financial position and results of operation. Inflation also can and does generally lead to higher interest rates, which have their own separate risks. Decreased deposit balances could result in our reliance upon higher cost funding sources. See Risks Associated with Monetary Events and Interest Rate and Yield Curve Risks and Capital and Liquidity Risks in this Item 1A of this report.
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

Risks Associated with Monetary Events
The Federal Reserve has implemented significant economic strategies that have affected interest rates, inflation, asset values, and the shape of the yield curve. These strategies have had, and will continue to have, a significant impact on our business and on many of our clients.
To illustrate: in response to the recession in 2008-09 and the following uneven recovery, the Federal Reserve implemented a series of domestic monetary initiatives designed to lower rates and make credit easier to obtain. The Federal Reserve changed course in 2015, raising rates several times through 2018. The last raise in 2018 was accompanied by a substantial and broad stock market decline. In 2019, the Federal Reserve began to lower rates. In 2020, in response to economic disruption associated with the COVID-19 pandemic, the Federal Reserve quickly reduced short-term rates to extremely low levels and acted to influence the markets to reduce long-term rates as well. During 2021, the Federal Reserve significantly reduced its "easing" actions that held down long-term rates. During 2022, the Federal Reserve switched to a tightening policy. It raised short term rates significantly and rapidly over most of the year. Those actions triggered a significant decline in the values of most categories of U.S. stocks and bonds; significantly raised recessionary expectations for the U.S.; and inverted the yield curve in the U.S. for much of the last two quarters of 2022. For 2023, the Federal Reserve has not yet indicated when it will stop, or at least pause, raising short term rates, although the rate of increases has slowed.
Federal Reserve strategies can, and often are intended to, affect the domestic money supply, inflation, interest rates, and the shape of the yield curve.
Effects on the yield curve often are most pronounced at the short end of the curve, which is of particular importance to us and other banks. Among other things, easing strategies are intended to lower interest rates, expand the money supply, and stimulate economic activity, while tightening strategies are intended to increase interest rates, discourage borrowing, tighten the money supply, and restrain economic activity. However, as noted above, in 2022 short term rates rose faster than long term rates to the point that the yield curve inverted for much of the final two quarters of the year. This sort of phenomenon—where short term rates are raised more strongly and rapidly than long-term rates can follow—is relatively common. It is not clear when long term rates are likely to catch up.
Many external factors may interfere with the effects of these plans or cause them to be changed, sometimes quickly. Such factors include significant economic trends or events as well as significant international monetary policies and events. As exemplified by the March 2023 bank failures in the U.S., such strategies also can affect the U.S. and world-wide financial systems in ways that may be difficult to predict. Risks associated with interest rates and the yield curve and their potential effects on financial institutions are discussed in this Item 1A under the caption Interest Rate and Yield Curve Risks and Capital and Liquidity Risks.
Lending Risks
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
The application of the acquisition method of accounting in our prior acquisition of Pioneer or any future acquisitions, will impact our allowance for loan losses. Under the acquisition method of accounting, all acquired loans were recorded in our consolidated financial statements at their estimated fair value at the time of acquisition and any related allowance for loan loss was eliminated because credit quality, among other factors, was considered in the determination of fair value. To the extent that our estimates of fair value are too high, we will incur losses associated with the acquired loans.
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
Commercial real estate, commercial business and construction lending usually involves higher credit risks than that of single-family residential lending. At December 31, 2022, the following loan types accounted for the stated percentages of our total loan portfolio: commercial real estate 29.3% (consists of owner occupied, non-owner occupied and non-residential construction), and commercial and industrial 49.4% (includes public finance). These types of loans involve larger loan balances to a single borrower or groups of related borrowers.
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
As of December 31, 2022, our commercial real estate loans (consists of owner occupied, non-owner occupied and non-residential construction) were equal to 210.1% of our total risk-based capital. The banking regulators give commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement enhanced underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.
A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.
A significant portion of our loans are secured by real estate. As of December 31, 2022, approximately 49.0% of such loans had real estate as primary collateral (owner occupied, non-owner occupied and non-residential construction). Additionally, certain loans may have real estate as a secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Deterioration in the real estate market could cause us to adjust our opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an additional increase in our provisions for loan losses, which could also adversely affect our business, financial condition, and results of operations.
Nonperforming assets take significant time and resources to resolve and adversely affect our results of operations and financial condition.
At December 31, 2022, we had a total of approximately $47.3 million of nonperforming assets or approximately 0.64% of total assets. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs and adversely affecting our efficiency ratio. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels regulators believe are appropriate in light of the ensuing risk profile. In addition, the resolution of nonperforming assets requires significant commitments of time from management, which may materially and adversely impact their ability to perform their other responsibilities. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.
Interest Rate and Yield Curve Risks
We are subject to interest rate risk, which could adversely affect our financial condition and profitability.
The majority of our banking assets are subject to changes in interest rates. For example, as of December 31, 2022, 46.5% of our loan portfolio, including loan level derivative instruments, consisted of floating and adjustable interest rate loans. Like most financial institutions, our earnings significantly depend on our net interest income, the principal component of our earnings, which is the difference between interest earned by us from our interest-earning assets, such as loans and investment securities, and interest paid by us on our interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. Many factors beyond our control impact interest rates, including economic conditions, governmental monetary policies, inflation, recession, changes in unemployment, the money supply, and disorder and instability in domestic and foreign financial markets. Changes in monetary policies of the various government agencies could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our assets and liabilities.
In response to the COVID-19 pandemic, the Federal Open Market Committee cut short-term interest rates to a record low range of 0% to 0.25%. Over the course of 2022 these record low rates were reversed, with the Federal Reserve continuing to signal its concerns with respect to inflation.
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
Our cost of funds may increase as a result of general economic conditions, FDIC insurance assessments, interest rates and competitive pressures.
We have traditionally obtained funds through local deposits and thus we have a base of lower cost transaction deposits. Generally, we believe local deposits are a cheaper and more stable source of funds than other borrowings because interest rates paid for local deposits are typically lower than interest rates charged for borrowings from the Federal Reserve or from other institutional lenders and reflect a mix of transaction and time deposits, whereas brokered deposits typically are higher cost time deposits. Further, economic conditions and rising interest rates could result in a decrease of our transaction deposit account balances as customers seek to obtain maximum federal deposit insurance coverage or to seek higher interest rates. Our cost of funds has increased in the past 12 months due largely to overall increases in the cost of our deposits. These trends could continue in the remainder of 2023. Additionally, our costs of funds and our profitability and liquidity are likely to be adversely affected if, and to the extent, we have to rely upon higher cost borrowings from the Federal Reserve or other institutional lenders, such as the Federal Home Loan Bank, or upon brokers to fund liquidity needs, and changes in our deposit mix, pricing, and growth could adversely affect our profitability and the ability to expand our loan portfolio. Further, as a result of the March 2023 bank closures and in an effort to strengthen public confidence in the banking system and protect depositors, regulators have announced that any losses to the Deposit Insurance Fund to support uninsured depositors will be recovered by a special assessment on banks, as required by law, which could increase the cost of our FDIC insurance assessments and affect our profitability.
Rapidly rising interest rates will impact the value of our investment securities and the cost of our funding sources, including deposits.
Our profitability is highly dependent on our net interest income, which is the difference between the interest income paid to us on our loans and investments and the interest we pay to third parties such as our depositors, lenders and debt holders. Changes in interest rates can impact our profits and the fair values of certain of our assets and liabilities. Higher market interest rates and increased competition for deposits may result in higher interest expense, as we may offer higher rates to attract or retain customer deposits. Increases in interest rates also may increase the amount of interest expense we pay to creditors on short and long-term debt. Interest rate risk can also result from mismatches between the dollar amounts of re-pricing or maturing assets and liabilities and from mismatches in the timing and rates at which our assets and liabilities re-price. Changes in market values of investment securities classified as available for sale are impacted by higher rates and can negatively impact our other comprehensive income and equity levels through accumulated other comprehensive income, which includes net unrealized gains and losses on those securities. Further, such losses could be realized into earnings should liquidity and/or business strategy necessitate the sales of securities in a loss position. In March 2023, the Federal Reserve announced the creation of a new Bank Term Funding Program in an effort to minimize the need for banks to sell securities at a loss in times of stress. We may elect to use the Bank Term Funding Program on an as needed basis. We actively monitor and manage the balances of our maturing and re-pricing assets and liabilities to reduce the adverse impact of changes in interest rates, but there can be no assurance that we will be able to avoid material adverse effects on our net interest margin in all market conditions.
Discontinuance of, and transition away from, LIBOR (and any other reference rates) may adversely affect our reputation, business, financial condition and results of operations.
ICE Benchmark Administration, the administrator of LIBOR, ceased publication of one-week and two-month USD LIBOR on a representative basis on December 31, 2021. The remaining USD LIBOR settings (i.e., overnight, one month, three month, six month and 12 month) will cease or become non-representative immediately after June 30, 2023.
We no longer originate loans that reference LIBOR. New floating rate loans reference alternative reference rates, such as SOFR or Prime. LIBOR and other benchmarks which rely upon LIBOR (or LIBOR transactions) for their calculation, however, remain the reference rate in a substantial number of our outstanding debt securities, derivatives, corporate and commercial loans, consumer loans, residential mortgages loans, credit cards, structured products, and other assets and liabilities. Discontinuance of, and transition away from, such reference rates present various uncertainties and operational, legal, reputational, compliance, financial and other risks and challenges.
For example, LIBOR-based products and contracts, may contain language requiring us to undertake certain actions to determine a successor rate to the existing benchmark or to exercise discretion in selection of such rate. We may face a risk of litigation, disputes or other actions from clients, counterparties, customers, investors or others based on various claims, for example that we incorrectly interpreted or enforced such contract provisions or failed to appropriately communicate or effectuate such transition.
Other LIBOR-based products and contracts may have no fallback provisions, and we are assessing and planning to utilize relevant contractual and statutory solutions, including the Adjustable Interest Rate (LIBOR) Act, enacted in March 2022 and the implementing rules by the Federal Reserve (collectively, the “LIBOR Act”), to transition such products and contracts.
It is possible that the characteristics of alternative reference rates may not be sufficiently similar to, or produce the economic equivalent of, the benchmark rates that they are intended to replace. For example, SOFR is a riskless rate. Historically, in periods of economic or financial industry stress, riskless rates that are analogous to SOFR have been relatively stable. In contrast, LIBOR, which is designed to reflect the credit risk of banks, has widened relative to riskless rates, reflecting increased uncertainty regarding the creditworthiness of banks. SOFR, because it is riskless, tends to be a lower rate than LIBOR. To address these differences between LIBOR and SOFR, industry-recommended LIBOR fallback provisions and the LIBOR ACT include a concept of an adjustment spread that is applied when a LIBOR-based contract falls back to SOFR and that is calculated based on a five-year median look-back of the historical spot difference between the applicable LIBOR tenor and the applicable SOFR tenor. However, because any such adjustment spread is and will be based on a historical median, such adjustment spreads have not, and are likely in the future to not, reflect the spot difference between LIBOR and SOFR at certain points in time and there may be a value transfer between the contracting parties over the life of the instrument because the all-in rate applied to a contract, even taking into account the spread adjustment, might have behaved differently over the life of the instrument in the absence of LIBOR cessation.
Impacts from a change in reference rate would likely include changes to the yield on, and value of, loans or securities held by us, amounts paid on securities we have issued, amounts received and paid on derivative instruments we have entered into. Any theoretical benefit to us could result in counterparty dissatisfaction, which, in turn could lead to litigation, potentially as class actions, or other adverse consequences, including dissatisfied customers or impaired relationships with financial institution counterparties resulting in loss of business.
In sum, the transition away from LIBOR to an alternative reference rate is complex and the failure to adequately manage the transition could have a range of material adverse effects, including the potential to:
•adversely affect the interest rates paid or received on, and the revenue and expenses associated with, our floating rate obligations, loans, deposits, derivatives and other financial instruments tied to LIBOR rates (including our trust preferred securities), or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;
•adversely affect the value of our floating rate obligations, loans, deposits, derivatives and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;
•prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate;
•result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based securities; and
•require the transition to or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark.
A flat or inverted yield curve may reduce our net interest margin and adversely affect our loan and investment portfolios.
The yield curve is a reflection of interest rates applicable to short and long-term debt. The yield curve is steep when short-term rates are much lower than long-term rates; it is flat when short-term rates and long-term rates are nearly the same; and it is inverted when short-term rates exceed long-term rates. Historically, the yield curve is usually upward sloping (higher rates for longer terms). However, the yield curve can be relatively flat or inverted (downward sloping), which has happened several times in the past few years, and in fact was common in the second half of 2022 and early 2023. A flat or inverted yield curve, which tends to decrease net interest margin, which would adversely impact our lending businesses and investment portfolio. The Federal Reserve, consistent with long-term goals, has been raising rates in response to inflation. We cannot predict how long those conditions will exist. In 2023 there is significant risk, especially if inversion remains common and a recession begins, that our net interest margin could compress. See Risks Associated with Monetary Events in this Item 1A of this report.
Mortgage Banking Risks
Our mortgage revenue is cyclical and is sensitive to the level of interest rates, changes in economic conditions, decreased economic activity, and slowdowns in the housing market.
Mortgage activity decreased significantly in 2022. Our mortgage activity decreased as well as we may not be able to return our mortgage business to the rates of growth achieved in recent years or even grow our mortgage business at all. The success of our mortgage division is dependent upon our ability to originate loans and sell them to investors, in each case at or near current volumes. Loan production levels are sensitive to changes in the level of interest rates and changes in economic conditions. Mortgage production, especially refinancing activity, declines in rising interest rate environments. Our mortgage origination volume could be materially and adversely affected by rising interest rates. Accordingly, when interest rates increase, we generally expect that our mortgage production will decline.
Because we sell a substantial portion of the mortgage loans we originate, the profitability of our mortgage banking business also depends in large part on our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. In fact, when rates rise, we expect increasing industry-wide competitive pressures related to changing market conditions to reduce pricing margins and mortgage revenues generally. If our level of mortgage production declines, our continued profitability will depend upon our ability to reduce our costs commensurate with the reduction of revenue from our mortgage operations. If we are unable to do so, our continued profitability may be materially and adversely affected. See Risks Associated With Monetary Events in this Item 1A of this report.
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
In a period of rising interest rates, we expect our mortgage revenue to decrease due to decreased residential mortgage origination volume and pricing decisions of competitors may adversely affect our profitability.
Our mortgage division originates, sells and services residential mortgage loans. Changes in interest rates, housing prices, applicable government regulations and pricing decisions by our loan competitors may adversely affect demand for our residential mortgage loan products, the revenue realized on the sale of loans, the revenues received from servicing such loans for others and, ultimately, reduce our net income. In particular, when rates are higher, client activity (and our related income) tends to be muted. Lower rates tend to foster higher activity. The U.S. experienced extremely low interest rates for several years, ending in early 2022. Rising rates in 2022 substantially curtailed our income from these businesses. For example, by late 2022 consumer mortgage refinancings fell to extremely low levels. Rates are likely to continue to rise in 2023, and further reductions in income from our mortgage-related businesses are possible. In addition, new regulations, increased regulatory reviews, and/or changes in the structure of the secondary mortgage markets which we utilize to sell mortgage loans may increase costs and make it more difficult to operate a residential mortgage origination business. Our revenue from the mortgage banking business was $46.3 million in 2022 and $86.4 million in 2021. This revenue will likely decline in future periods as interest rates rise or if the other risks highlighted in this paragraph are realized, which will adversely affect our profitability.
We depend on U.S. government-sponsored entities and government agencies, and any changes in these entities, their current roles or the leadership at such entities or their regulators could materially and adversely affect our business, financial condition, liquidity and results of operations.
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
We act as servicer for approximately $5.2 billion of residential loans owned by third parties as of December 31, 2022. As a servicer for those loans we have certain contractual obligations, including foreclosing on defaulted mortgage loans or, to the extent applicable, considering alternatives to foreclosure such as loan modifications or short sales. If we commit a material breach of our obligations as servicer, we may be subject to termination if the breach is not cured within a specified period of time following notice, causing us to lose servicing income.
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
Fraud is a major, and increasing, operational risk for us and all banks.
Two traditional areas, deposit fraud (check kiting, wire fraud, etc.) and loan fraud, continue to be major sources of fraud attempts and loss. The sophistication and methods used to perpetrate fraud continue to evolve as technology changes. In addition to cybersecurity risk (discussed below), new technologies have made it easier for bad actors to obtain and use client personal information, mimic signatures and otherwise create false documents that look genuine. The industry fraud threat continues to evolve, including but not limited to card fraud, check fraud, social engineering and phishing attacks for identity theft and account takeover. Our anti-fraud measures are both preventive and, when necessary, responsive; however, some level of fraud loss is unavoidable, and the risk of a major loss cannot be eliminated.
Our ability to conduct and grow our businesses is dependent in part upon our ability to create, maintain, expand, and evolve an appropriate operational and organizational infrastructure, manage expenses, and recruit and retain personnel with the ability to manage a complex business.
Operational risk can arise in many ways, including: errors related to failed or inadequate physical, operational, information technology, or other processes; faulty or disabled computer or other technology systems; fraud, theft, physical security breaches, electronic data and related security breaches, or other criminal conduct by associates or third parties; and exposure to other external events. Inadequacies may present themselves in myriad ways. Actions taken to manage one risk may be ineffective against others. For example, information technology systems may be sufficiently redundant to withstand a fire, incursion, malware, or other major casualty, but they may be insufficiently adaptable to new business conditions or opportunities. Efforts to make systems more robust may make them less adaptable, and vice-versa. Also, our efforts to control expenses, which is a significant priority for us, increases our operational challenges as we strive to maintain client service and compliance at high quality and low cost.
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
A failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers or other third parties, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.
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
Our risk management framework may not be effective in mitigating risks and/or losses.
We have implemented a risk management framework to mitigate our risk and loss exposure. This framework is comprised of various processes, systems and strategies, and is designed to identify, measure, monitor, report and manage the types of risk to which we are subject, including, among others, credit risk, interest rate risk, liquidity risk, legal and regulatory risk, compliance risk, strategic risk, reputational risk and operational risk related to our employees, systems and vendors, among others. Any system of control and any system to reduce risk exposure, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met and will be effective under all circumstances or that it will adequately identify, manage or mitigate any risk or loss to us. Additionally, instruments, systems and strategies used to hedge or otherwise manage exposure to various types of interest rate, price, legal and regulatory compliance, credit, liquidity, operational and business risks and enterprise-wide risk could be less effective than anticipated. As a result, we may not be able to effectively mitigate our risk exposures in particular market environments or against particular types of risk. If our risk management framework is not effective, we could suffer unexpected losses and become subject to litigation, negative regulatory consequences, or reputational damage among other adverse consequences, any of which could result in our business, financial condition, results of operations or prospects being materially adversely affected.
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
We believe that our continued growth and future success will depend in large part on the skills of our executive officers and other key employees and our ability to motivate and retain these individuals, as well as our ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees. Our business is primarily relationship-driven in that many of our key personnel have extensive customer or asset management relationships. Loss of key personnel with such relationships may lead to the loss of business if the customers were to follow that employee to a competitor or if asset management expertise was not replaced in a timely manner. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business strategy may be lengthy. In 2022 and 2021, there has been a dramatic increase in workers leaving their positions throughout our industry and other industries that is being referred to as the “great resignation,” and the market to build, retain and replace talent has become even more highly competitive. We may not be successful in retaining key personnel, and the unexpected loss of services of one or more of our key personnel could have a material adverse effect on our business because of their skill, knowledge of our primary markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable us, or at all, which could have a material adverse effect on our business, financial condition, results of operation and future prospects.
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
Through technological innovations and changes in client habits, the manner in which clients use financial services continues to change at a rapid pace.
We provide a large number of services remotely (online and mobile), and physical branch utilization has been in long-term decline throughout the industry for many years. Technology has helped us reduce costs and improve service, but also has weakened traditional geographic and relationship ties, and has allowed disruptors to enter traditional banking areas. Through digital marketing and service platforms, many banks are making client inroads unrelated to physical presence. This competitive risk is especially pronounced from the largest U.S. banks, and from online-only banks, due in part to the investments they are able to sustain in their digital platforms. Companies as disparate as PayPal and Starbucks provide payment and exchange services which compete directly with banks in ways not possible traditionally. Recently, some government leaders have discussed having the U.S. Post Office offer banking services.
The nature of technology-driven disruption to our industry is changing, in some cases seeking to displace traditional financial service providers rather than merely enhance traditional services or their delivery.
A number of recent technologies have worked with the existing financial system and traditional banks, such as the evolution of ATM cards into debit/credit cards and the evolution of debit/credit cards into smart phones. These sorts of technologies often have expanded the market for banking services overall while siphoning a portion of the revenues from those services away from banks and disrupting prior methods of delivering those services. Additionally, some recent innovations may tend to replace traditional banks as financial service providers rather than merely augmenting those services. For example, companies which claim to offer applications and services based on artificial intelligence are beginning to compete much more directly with traditional financial services companies in areas involving personal advice, including high-margin services such as financial planning and wealth management. The low-cost, high-speed nature of these “robo-advisor” services can be especially attractive to younger, less-affluent clients and potential clients, as well as persons interested in “self-service” investment management. Other industry changes, such as zero-commission trading offered by certain large firms able to use trading as a loss-leader, may amplify this trend. Similarly, inventions based on blockchain technology eventually may be the foundation for greatly enhancing transactional security throughout the banking industry, but also eventually may reduce the need for banks as secure deposit-keepers and intermediaries.
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
As of December 31, 2022, we had a carrying amount of $575.9 million of investment securities. The fair value of our investment securities may be adversely affected by market conditions, including changes in interest rates, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio. We analyze our securities on a quarterly basis to determine if an other-than-temporary impairment has occurred. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving all contractual principal and interest payments on the security. In March 2023, the Federal Reserve announced the creation of a new Bank Term Funding Program in an effort to minimize the need for banks to sell securities at a loss in times of stress. We may use the Bank Term Funding Program on an as needed basis. Because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairment in future periods, which could have a material adverse effect on our business, financial condition or results of operations.
Our deposit insurance premiums could be higher in the future, which could have an adverse effect on our future earnings.
The FDIC insures deposits at FDIC-insured depository institutions, such as Sunflower Bank, up to the maximum federal deposit insurance level per account. Our regular assessments are based on its average consolidated total assets minus average tangible equity as well as by risk classification, which includes regulatory capital levels and the level of supervisory concern. In addition to ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances.
We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums. For example, in response to March 2023 bank closures and in an effort to strengthen public confidence in the banking system and protect depositors, regulators have announced that any losses to the Deposit Insurance Fund to support uninsured depositors will be recovered by a special assessment on banks, as required by law, which could increase the cost of our FDIC insurance assessments and affect our profitability. If our financial condition deteriorates or if the bank regulators otherwise have supervisory concerns about us, then our assessments could rise. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could reduce our profitability, may limit our ability to pursue certain business opportunities, or otherwise negatively impact our operations.
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
Liquidity, primarily through deposits, is essential to our business model and a lack of liquidity, or an increase in the cost of liquidity could materially impair our ability to fund our operations and jeopardize our results of operation, financial condition and cash flows.
Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Liquidity risk arises from the possibility that we may be unable to satisfy current or future funding requirements and needs.
Deposit levels may be affected by several factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, customers seeking to maximize deposit insurance by limiting their deposits at a single financial institution to the maximum federal deposit insurance level, general economic and market conditions and other factors. Loan repayments are a relatively stable source of funds but are subject to the borrowers’ ability to repay loans, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and other factors. Furthermore, loans generally are not readily convertible to cash.
From time to time, if deposits and loan payments are not sufficient to meet our needs, we may be required to rely on secondary sources of liquidity to meet growth in loans, deposit withdrawal demands or otherwise fund operations. Such secondary sources include FHLB advances, brokered deposits, secured and unsecured federal funds lines of credit from correspondent banks, Federal Reserve borrowings and/or accessing the equity or debt capital markets. The availability of these secondary funding sources is subject to broad economic conditions, to regulation and to investor assessment of our financial strength and, as such, the cost of funds may fluctuate significantly and/or the availability of such funds may be restricted, thus impacting our net interest income, our immediate liquidity and/or our access to additional liquidity. Additionally, if we fail to remain “well-capitalized” our ability to utilize brokered deposits may be restricted. We have somewhat similar risks to the extent high balance core deposits exceed the amount of deposit insurance coverage available.
We anticipate we will continue to rely primarily on deposits, loan repayments, and cash flows from our investment securities to provide liquidity. Additionally, when necessary, the secondary sources of borrowed funds described above will be used to augment our primary funding sources. In March 2023, the Federal Reserve announced the creation of a new Bank Term Funding Program in an effort to minimize the need for banks to sell securities at a loss in times of stress. We may use the Bank Term Funding Program on an as needed basis. An inability to maintain or raise funds (including the inability to access secondary funding sources) in amounts necessary to meet our liquidity needs would have a substantial negative effect, individually or collectively, on our liquidity. Our access to funding sources in amounts adequate to finance our activities, or on terms attractive to us, could be impaired by factors that affect us specifically or the financial services industry in general. For example, factors that could detrimentally impact our access to liquidity sources include our financial results, a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us, a reduction in our credit rating, any damage to our reputation, counterparty availability, changes in the activities of our business partners, changes affecting our loan portfolio or other assets, or any other event that could cause a decrease in depositor or investor confidence in our creditworthiness and business. Those factors may lead to depositors withdrawing their deposits or creditors limiting our borrowings. Our access to liquidity could also be impaired by factors that are not specific to us, such as general business conditions, interest rate fluctuations, severe volatility or disruption of the financial markets, bank closures or negative views and expectations about the prospects for the financial services industry as a whole, or legal, regulatory, accounting, and tax environments governing our funding transactions. In addition, our ability to raise funds is strongly affected by the general state of the U.S. and world economies and financial markets as well as the policies and capabilities of the U.S. government and its agencies, and may remain or become increasingly difficult due to economic and other factors beyond our control. Any such event or failure to manage our liquidity effectively could affect our competitive position, increase our borrowing costs and the interest rates we pay on deposits, limit our access to the capital markets and have a material adverse effect on our results of operations or financial condition.
We may not be able to maintain a strong core deposit base or access other low-cost funding sources.
We rely on bank deposits to be a low cost and stable source of funding. In addition, our future growth will largely depend on our ability to maintain and grow a strong core deposit base. If we are unable to continue to attract and retain core deposits, to obtain third party financing on favorable terms, or to have access to interbank or other liquidity sources, we may not be able to grow our assets as quickly. We compete with banks and other financial services companies for deposits. If our competitors raise the rates they pay on deposits in response to interest rate changes initiated by the Federal Reserve or for other reasons of their choice, our funding costs may increase, either because we raise our rates to retain deposits or because of deposit outflows that require us to rely on more expensive sources of funding. In addition, we could experience deposit outflows as a result of depositors seeking to maximize deposit insurance by limiting their deposits at a single financial institution to the maximum federal deposit insurance level. Inflation and higher interest rates, along with monetary events, can cause some of our business customers who have greater operating cash needs to reduce their deposit balances with us. Higher funding costs could reduce our net interest margin and net interest income. Any decline in available funding could adversely affect our ability to continue to implement our business strategy which could have a material adverse effect on our liquidity, business, financial condition and results of operations.
Deposits traditionally have provided our most affordable funds and by far the largest portion of funding. However, deposit trends can shift with economic conditions.
If interest rates fall, deposit levels in our Bank might fall, perhaps fairly quickly if a tipping point is reached, as depositors become more comfortable with risk and seek higher returns in other vehicles. Further, if interest rates remain high, our competitors, which include other banks and non-banks, may raise interest rates for deposits materially and our depositors may move their funds to other institutions, a process which has become easier with advances in technology and operations. These circumstances could result in material changes in deposit levels over relatively short time periods, and they could pressure us to raise interest we pay on our deposits, which could shrink our net interest margin if loan rates do not rise correspondingly.
The extremely low interest rate environment of the past several years ended in 2022. Contrary to the expectations outlined in the paragraph above, deposit levels prior to 2022 climbed, possibly buoyed by the severe volatility experienced by the stock markets in 2018-2020 coupled with Federal pandemic assistance, particularly direct cash payments to most citizens, in 2020 and 2021. Significant market volatility resumed in 2022, and we have generally raised deposit interest rates to attract and maintain clients. We are unsure whether or not deposit levels will continue to rise appreciably in 2023 as the Federal Reserve continues to tighten monetary policy to curb inflation. In addition, recent economic events have highlighted the current market volatility related to deposits, and regulators are taking action to strengthen public confidence in the banking system and protect depositors. We are unable to predict how current economic conditions might affect our deposits and whether these regulatory actions will be successful.
Deposit levels may be affected, fairly quickly, by changes in monetary policy.
The Federal Reserve currently is pursuing an aggressive tightening policy. The Federal Reserve has indicated it intends to continue tightening based on economic events during the year, including inflationary pressures, employment data, and overall economic activity. Additional information concerning monetary policy changes appears under the caption Risks Associated with Monetary Events in this Item 1A of this report.
Risks Related to Strategic Plans
We may be adversely affected by risks associated with mergers and acquisitions, including execution risk, which could disrupt our business and dilute stockholder value.
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
Our merger and acquisition activities, including our recent merger with Pioneer, could involve a number of additional risks, including the risks of:
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
Failure to achieve one or more key elements needed for successful organic growth could adversely affect our business and earnings.
There are a number of risks to the successful execution of our organic growth strategy that could result in a material and adverse effect upon our results of operation and financial condition. These risks include, without limitation, the following:
•our inability to attract and retain clients in our banking market areas, particularly as we further integrate our recent acquisition of Pioneer;
•our inability to achieve and maintain growth in our earnings while pursuing new business opportunities;
•our inability to maintain a high level of client service while optimizing our physical branch count due to changing client demand, all while expanding our remote banking services and expanding or enhancing our information processing, technology, compliance, and other operational infrastructures effectively and efficiently;
•our inability to maintain loan quality in the context of significant loan growth;
•our inability to attract or maintain sufficient deposits and capital to fund anticipated loan growth;
•our inability to maintain adequate common equity and regulatory capital while managing the liquidity and capital requirements associated with growth, especially organic growth and cash-funded acquisitions;
•our inability to hire or retain adequate management personnel and systems to oversee and support such growth;
•our inability to implement additional policies, procedures and operating systems required to support our growth; and
•our inability to manage effectively and efficiently the changes and adaptations necessitated by a complex, burdensome, and evolving regulatory environment.
Although we have in place strategies designed to achieve those elements that are significant to us at present, our challenge is to execute those strategies and adjust them, or adopt new strategies, as conditions change.
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
Risks Related to Public Health Issues, Including COVID-19
Outbreaks of communicable diseases, including COVID-19 and its variants, have led to periods of significant volatility in financial, commodities (including oil and gas) and other markets, adversely affected our ability to conduct normal business, adversely affected our clients, and are likely to harm our businesses, financial condition and results of operations.
The ongoing COVID-19 pandemic has caused and may continue to cause significant disruption in the international and United States economies and financial markets and has had an adverse effect on our business and results of operations. This has recently been accompanied by a surge in flu and other respiratory illnesses of varying seriousness and magnitude. The spread of these diseases, including COVID variants, has caused illness and death resulting in quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions, and overall economic and financial market instability. In response to the COVID-19 pandemic, the governments of the states in which we have branches, and most other states, periodically have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These restrictions and other consequences of public health issues have resulted in significant adverse effects for many different types of businesses, including, among others, those in the hospitality (including hotels and lodging) and restaurant industries, and resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions in which we operate.
Although we are taking precautions to protect the safety and well-being of our employees and customers, the unpredictability of the pandemic and public health issues could result in any of the following:
•employees contracting these diseases, including COVID-19 or its variants;
•reductions in operating effectiveness as employees work from home;
•a work stoppage, forced quarantine, or other interruption of our business, including sustained closures of our business locations;
•unavailability of key personnel necessary to conduct our business activities;
•effects on key employees, including operational management personnel and those charged with preparing, monitoring, and evaluating our financial reporting and internal controls;
•increased cybersecurity risks as a result of employees working remotely;
•declines in demand for loans and other banking services and products;
•reduced consumer spending due to job losses, inflation and other effects directly or indirectly attributable to the pandemic;
•continued volatility in United States financial markets;
•continued volatile performance of our investment securities portfolio;
•decline in the credit quality of our loan portfolio resulting from the effects of the COVID-19 pandemic in our markets, leading to a need to increase the allowance for loan or credit losses, as applicable;
•declines in value of collateral for loans, including real estate collateral;
•declines in the net worth and liquidity of borrowers and loan guarantors, impairing their ability to honor commitments to us, which may affect, among other things, the levels of non-performing assets, charge-offs, and provision expense; and
•declines in demand resulting from businesses deemed to be “non-essential” by governments in the markets that we serve, and from both “non-essential” and “essential” businesses suffering adverse effects from reduced levels of economic activity.
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
Legal, Accounting, Tax, Regulatory and Compliance Risks
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
Failure to maintain certain regulatory capital levels and ratios could result in regulatory actions that would be materially adverse to our shareholders.
U.S. capital standards are discussed under the captions Capital and Related Requirements in Item 1 of this report and the caption “Capital” in Item 7 of this report. Pressures to maintain appropriate capital levels and address business needs in a changing economy could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could be dilutive or otherwise have an adverse effect on our shareholders. Such actions could include: reduction or elimination of dividends; the issuance of common or preferred stock, or securities convertible into stock; or the issuance of any class of stock having rights that are adverse to those of the holders of our existing classes of common or preferred stock. In addition, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions or make share repurchases or redemptions. Higher capital levels could also lower our return on equity. Additional information concerning these risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears: under the captions Capital and Related Requirements in Item 1 of this report; under the caption “Capital” of Part II, Item 7; and “Note 19 - Regulatory Capital Requirements,” under Part II, Item 8.
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

We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties and materially restrict our organic growth and strategic growth and expansion activity.
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
Political dysfunction and volatility within the federal government, both at the regulatory and Congressional level, creates significant potential for major and abrupt shifts in federal policy regarding bank regulation, taxes, and the economy, any of which could have significant and adverse impacts on our business and financial performance.
Certain of our operations and customers are dependent on the regular operation of the federal or state government or programs they administer. For example, our SBA lending program depends on interaction with the SBA, an independent agency of the federal government. During a lapse in funding, such as has occurred during previous federal government “shutdowns”, the SBA may not be able to engage in such interaction. Similarly, loans we make through USDA lending programs may be delayed or adversely affected by lapses in funding for the USDA. In addition, customers who depend directly or indirectly on providing goods and services to federal or state governments or their agencies may reduce their business with us or delay repayment of loans due to lost or delayed revenue from those relationships. If funding for these lending programs or federal spending generally is reduced as part of the appropriations process or by administrative decision, demand for our services may be reduced. Any of these developments could have a material adverse effect on our financial condition, results of operations or liquidity.
Data privacy is becoming a major political concern. The laws governing it are new, and are likely to evolve and expand.
Many non-regulated, non-banking companies have gathered large amounts of personal details about millions of people, and have the ability to analyze that data and act on that analysis very quickly. This situation has prompted governmental responses. Two prominent responses are the European Union General Data Protection Regulation and the California Consumer Privacy Act. Neither is a banking industry regulation, but both apply to banks in relation to certain clients. Further general regulation to protect data privacy appears likely, and banking industry regulations might be enlarged as well.
The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make significant assumptions, estimates and judgments that affect the financial statements.
Management must make significant assumptions and estimates and exercise significant judgment in selecting and applying accounting and reporting policies. In some cases, management must select a policy from two or more alternatives, any of which may be reasonable under the circumstances, which may result in reporting materially different results than would have been reported under a different alternative. The estimate that is consistently one of our most critical is the level of the allowance for loan or credit losses. However, other estimates can be highly significant at discrete times or during periods of varying length, for example the valuation (or impairment) of our deferred tax assets. Estimates are made at specific points in time. As actual events unfold, estimates are adjusted accordingly. Due to the inherent nature of these estimates, it is possible that, at some time in the future, we may significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the provided allowance, or we may recognize a significant provision for impairment of assets, or we may make some other adjustment that will differ materially from the estimates that we make today. Moreover, in some cases, especially concerning litigation and other contingency matters where critical information is inadequate, often we are unable to make estimates until fairly late in a lengthy process.

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
Our internal controls and procedures may fail or be circumvented.
Maintaining and adapting our internal controls over financial reporting, disclosure controls and procedures and effective corporate governance policies and procedures (“controls and procedures”) is expensive and requires significant management attention. Moreover, as we continue to grow, our controls and procedures may become more complex and require additional resources to ensure they remain effective amid dynamic regulatory and other guidance. Failure to implement effective controls and procedures or circumvention of our controls and procedures could harm our business, results of operations and financial condition or cause us to fail to meet our public reporting obligations.
Risks Related to FirstSun Common Stock
There is a limited trading market in our common stock, which would hinder your ability to sell our common stock and may lower the market price of the stock.
Our common stock is currently quoted on the OTCQX® Best Market operated by the OTC Markets. The development of an active trading market depends on the existence of willing buyers and sellers, the presence of which is not within our control, or that of any market maker. The number of active buyers and sellers of the shares of our common stock at any particular time may be limited. Under such circumstances, you could have difficulty selling your shares of our common stock on short notice. In addition, our public float, which is the total number of our outstanding shares less the shares held by Sunflower Bank and our directors and executive officers, is quite limited. As a result, there is not currently an active trading market for our common stock. Accordingly, shareholders should consider the potential illiquid and long-term nature of an investment in FirstSun common stock.
FirstSun’s Significant Stockholders could exercise significant influence over FirstSun, and their interests in FirstSun may be different than yours.
Certain of the Significant Stockholders of FirstSun (those identified under “Item 13. Certain Relationships and Related Transactions, and Director Independence,” under the heading “Stockholders’ Agreement”), own, in the aggregate, approximately 58.6%. As a result, our Significant Stockholders exercise significant influence over FirstSun through such ownership.
In addition, under our Stockholders’ Agreement, as amended, certain of FirstSun’s Significant Stockholders, are entitled to designate nine of the ten directors, in each case, so long as certain stock ownership thresholds are maintained. The directors nominated by the Significant Stockholders will have significant authority to make decisions affecting our business, including, among others, the issuance of additional capital stock, the incurrence of additional indebtedness, mergers and acquisitions, the decision of whether or not to declare dividends and other extraordinary corporate matters.
Pursuant to the Stockholders’ Agreement, as amended, FirstSun stockholders also have certain rights and obligations related to its governance, transfer restrictions, rights of first refusal, tag-along rights, and with respect to the Significant Stockholders, certain preemptive rights. See “Item 13. Certain Relationships and Related Transactions, and Director Independence,” under the heading “Stockholders’ Agreement.”
The interests of FirstSun’s Significant Stockholders may conflict with the interests of our stockholders. For example, some or all of FirstSun’s Significant Stockholders may support certain long-term strategies or objectives for FirstSun that may not be accretive to our stockholders in the short term. The concentration of ownership may also delay, defer or even prevent a change in control of FirstSun, even if such a change in control would benefit our other stockholders, and may make some transactions more difficult or impossible without the support of FirstSun’s Significant Stockholders.
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
Provisions in our certificate of incorporation, bylaws and Stockholders’ Agreement, as well as provisions of the DGCL, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:
•establishing a classified board of directors such that not all members of the board are elected at one time, with nine of our ten director seats being designated by certain Significant Stockholders under the Stockholders’ Agreement, so long as certain stock ownership thresholds are maintained;
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
We may take advantage of some or all of these provisions for up to five years or such earlier time as we cease to qualify as an emerging growth company, which will occur if we have more than $1.235 billion in total annual gross revenue, if we issue more than $1.0 billion of non-convertible debt in a three-year period, or if we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, in which case we would no longer be an emerging growth company as of the following December 31. Investors may find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.
Substantial future sales of our common stock, or the perception that these sales may occur, could cause the price of our common stock to decline, or could result in dilution.
Sales of substantial amounts of FirstSun common stock in future offerings, or the perception that these sales could occur, could cause the market price of FirstSun common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future, at a time and place that we deem appropriate. Certain investors, including our Significant Stockholders, are party to a Registration Rights Agreement under which we may be required to register their approximately 18.8 million shares of FirstSun common stock under the Securities Act. Each Significant Stockholder has up to five of these demand registration rights, which are subject to specified limitations. See “Item 13. Certain Relationships and Related Transactions, and Director Independence,” under the heading “Registration Rights Agreement.” Accordingly, the market price of FirstSun common stock could be adversely affected by actual or anticipated sales of a significant number of shares of FirstSun common stock in the future.
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
Climate Risks
Natural disasters and weather-related events exacerbated by climate change could have a negative impact on our results of operations and financial condition.
We operate in markets in which natural disasters, including tornadoes, severe storms, fires, floods, hurricanes and earthquakes have occurred. Such natural disasters could significantly affect the local population and economies, the activities of many of our customers and clients, and our business, and could pose physical risks to our properties. Although our banking offices are geographically dispersed throughout portions of the midwestern United States and we maintain insurance coverage for such events, a significant natural disaster in or near one or more of our markets could have a material adverse effect on our financial condition, results of operations or liquidity.
The markets in which we operate also are exposed to the adverse impacts of climate change, as well as uncertainties related to the transition to a low-carbon economy. Climate change presents both immediate and long-term risks to us and our customers and clients, with the risks expected to increase over time.
Climate risks can arise from both physical risks (those risks related to the physical effects of climate change) and transition risks (risks related to regulatory, compliance, technological, stakeholder and legal changes from a transition to a low-carbon economy). The physical and transition risks can manifest themselves differently across our risk categories in the short, medium and long terms.
The physical risk from climate change could result from increased frequency and/or severity of adverse weather events. For example, adverse weather events could damage or destroy our properties or our counterparties’ properties and other assets and disrupt operations, making it more difficult for counterparties to repay their obligations, whether due to reduced profitability, asset devaluations or otherwise. These events could also increase the volatility in financial markets and increase our counterparty exposures and other financial risks, which may result in lower revenues and higher cost of credit.
Transition risks may arise from changes in regulations or market preferences toward a low-carbon economy, which in turn could have negative impacts on asset values, results of operations or our reputation or that of our customers and clients. For example, our corporate credit exposures include industries that may experience reduced demand for carbon-intensive products due to the transition to a low-carbon economy. Moreover, banking regulators and others are increasingly focusing on the issue of climate risk at financial institutions, both directly and with respect to their clients. As an example, although not currently applicable to us, on December 16, 2021, the OCC requested feedback on draft principles designed to support the identification and management of climate-related financial risks at institutions with more than $100 billion in total consolidated assets.
Even as regulators, such as the SEC, begin to propose or mandate additional disclosure of climate-related information by companies across sectors, there may continue to be a lack of information for more robust climate-related risk analyses. Third party exposures to climate-related risks and other data generally are limited in availability and variable in quality. Modeling capabilities to analyze climate-related risks and interconnections are improving but remain incomplete. Legislative or regulatory uncertainties and changes regarding climate-related risk management and disclosures are likely to result in higher regulatory, compliance, credit, reputational and other risks and costs (for additional information, see the ongoing regulatory and legislative uncertainties and changes risk factor above). In addition, we could face increased regulatory, reputational and legal scrutiny as a result of its climate risk.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive office and Sunflower Bank’s main office is located at 1400 16th Street, Suite 250, Denver, Colorado 80202. In addition, we currently operate we currently operate 25 branches located in Texas, 22 branches located in Kansas, 11 branches located in Colorado, nine branches located in New Mexico, four branches located in Arizona and one branch located in Washington. We also operate 11 mortgage offices located in Arizona, Idaho, Michigan, New Mexico, Oregon, Texas and Washington.
We own 46 of our banking branches and lease our other 26 banking branches. In addition, we also lease our executive office. Our mortgage banking offices are typically leased for shorter-terms. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.
Item 3. Legal Proceedings
FirstSun and its subsidiaries may be involved from time to time in various routine legal proceedings incidental to our respective businesses. Neither we nor any of our subsidiaries are currently engaged in any legal proceedings that are expected to have a material adverse effect on our results of operations or financial position. For further information regarding legal proceedings, see Note 24 - Commitments and Contingencies in our audited consolidated financial statements contained elsewhere in this report.
Item 4. Mine Safety Disclosures
Not Applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for FirstSun Common Stock
As of December 31, 2022, we had 24,920,984 shares of common stock outstanding and approximately 355 stockholders of record.
In August 2022, our common stock began trading on the OTCQX® Best Market under the ticker symbol “FSUN”. There was no public trading market for the common stock before that date. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
Dividends
We have not declared or paid any cash dividends on our common stock since we converted from an S corporation to a C corporation in 2016. For the foreseeable future, we do not intend to declare cash dividends and instead we plan to retain earnings to grow our business.
Although we have no current expectations to pay dividends, any future determination relating to our dividend policy will be made by our board of directors and will depend on a number of factors. As a Delaware corporation and a bank holding company, dividend payments are subject to numerous limitations. For additional information, see Item 1. “Business –Supervision and Regulation—Bank Holding Company Regulation—Dividend Payments”, and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity" and Note 16 - Stockholders’ Equity.
Item 6. [Reserved]

Item 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF FIRSTSUN
In this section, unless the context suggests otherwise, references to “we,” “us,” and “our” mean the combined business of FirstSun and its wholly-owned subsidiaries, Logia Portfolio Management, LLC and Sunflower Bank.
The following discussion is an analysis of our consolidated results of operations for the years ended December 31, 2022, 2021 and 2020, and financial condition for the years ended December 31, 2022 and 2021. This discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying footnotes filed with this report in “Part II, Item 8. Financial Statements.” We have omitted discussion of 2020 results where it would be redundant to the discussion previously included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations of FirstSun” section of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 25, 2022. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate trends in operations or results of operations for any future periods.
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
We offer a full range of relationship-focused services to meet our clients’ personal, business and wealth management financial objectives, with a branch network in Texas, Kansas, Colorado, New Mexico, and Arizona and mortgage capabilities in 43 states. Our product line includes commercial loans, commercial real estate loans, residential mortgage and other consumer loans, and a variety of commercial and consumer deposit products, including noninterest-bearing accounts, interest-bearing demand products, savings accounts, money market accounts and certificates of deposit. We also offer wealth management and trust products including personal trust and agency accounts, employee benefit and retirement related trust and agency accounts, investment management and advisory agency accounts, and foundation and endowment trust and agency accounts. We also offer online banking and bill payment services, online cash management, safe deposit box rentals, debit card and ATM card services and the availability of a network of ATMs for our customers.
We operate FirstSun through two operating segments: Banking and Mortgage Operations. We also allocate certain expenses to Corporate, which is not an operating segment. The expenses included in Corporate are not deemed to be allocable to our operating segments. The operating segments have been determined based on the products and services we offer and reflect the manner in which our financial information is evaluated by management. Each of the operating segments is complementary to each other and because of the interrelationship of the segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. For additional information on our segments, see Note 23 - Segment Information included in our consolidated financial statements included elsewhere in this report.
Merger with Pioneer Bancshares, Inc.
On April 1, 2022, we completed our merger (the “Merger” or the “Pioneer Merger”) with Pioneer Bancshares, Inc. (“Pioneer”), pursuant to which Pioneer was merged with and into FirstSun, with FirstSun continuing as the surviving entity, and Pioneer’s wholly-owned subsidiary, Pioneer Bank, SSB, a Texas state savings bank, was merged with and into Sunflower Bank, with Sunflower Bank continuing as the surviving bank. With the acquisition, we acquired 19 branches in Texas. The results for Pioneer are reflected in our results of operations and financial condition beginning April 1, 2022. Further information is presented in Note 2 - Merger with Pioneer Bancshares, Inc. included in our consolidated financial statements included elsewhere in this report.

Recent Banking Events
There were two significant bank failures in the first part of March 2023, primarily due to the failed banks’ lack of liquidity as depositors sought to withdraw their deposits. Due to rising interest rates, the failed banks were unable to sell investment securities held to meet liquidity needs without realizing substantial losses. As a result of the March 2023 bank closures and in an effort to strengthen public confidence in the banking system and protect depositors, regulators have announced that any losses to the Deposit Insurance Fund to support uninsured depositors will be recovered by a special assessment on banks, as required by law, which could increase the cost of our FDIC insurance assessments. Additionally, the Federal Reserve announced the creation of a new Bank Term Funding Program in an effort to minimize the need for banks to sell securities at a loss in times of stress. The future impact of these failures on the economy, financial institutions and their depositors, as well as any governmental regulatory responses or actions resulting from the same, is difficult to predict at this time.
Pandemic Update
Although the impacts of the COVID-19 pandemic to our business are diminishing, there remains many uncertainties related to COVID-19 including, among other things, the ongoing impact to our customers, employees and vendors; the impact to the financial services and banking industry; and the impact to the economy as a whole including rising interest rates and inflation.
Financial Highlights For 2022
We delivered strong financial results in 2022, which included:
•Net income of $59.2 million, $2.48 per diluted share (excluding merger costs, $76.2 million, $3.20 per diluted share, see the section entitled “Non-GAAP Financial Measures and Reconciliations”)
•Return on average assets of 0.88% (excluding merger costs, 1.13%, see the section entitled “Non-GAAP Financial Measures and Reconciliations”)
•Return on average equity of 8.55% (excluding merger costs, 11.01%, see the section entitled “Non-GAAP Financial Measures and Reconciliations”)
•Completed merger with Pioneer Bancshares, Inc., acquiring loans of $0.8 billion, total assets of $1.5 billion, and total deposits of $1.2 billion, net of purchase accounting adjustments
•Loan growth, excluding acquired Pioneer loans and PPP loans, 28.4%, see the section entitled “Non-GAAP Financial Measures and Reconciliations”)
•27.0% fee revenue to total revenue
•Increase in net interest margin of 87 basis points to 3.87%
Net income totaled $59.2 million, or $2.48 per diluted share, in 2022, compared to $43.2 million, or $2.30 per diluted share, in 2021. The return on average assets was 0.88% in 2022, compared to 0.79% in 2021, and the return on average equity was 8.55% in 2022, compared to 8.37% in 2021.
Net income, return on average assets and return on average equity were reduced by merger-related expenses and the provision for loan losses related to certain non-impaired loans acquired from Pioneer at a premium upon the closing of the Merger. The reduction to net income, return on average assets and return on average equity in 2022, resulting from the aggregate of merger-related expenses and the provision for loan losses related to certain non-impaired loans acquired from Pioneer at a premium, were $17.0 million, 0.25%, and 2.46% respectively. The reduction to net income, return on average assets and return on average equity in 2021, resulting from merger-related expenses, were $2.6 million, 0.05%, and 0.50%, respectively.

Financial Highlights
The following table sets forth certain financial highlights of FirstSun as of and for the year ended December 31,:

($ in thousands, except share and per share amounts)	2022	2021	2020
Income Statement:
Net interest income	$241,632	$155,233	$135,953
Taxable equivalent adjustment	5,059	5,755	6,490
Net interest income - fully tax equivalent ("FTE") basis (non-GAAP) (3)	$246,691	$160,988	$142,443
Provision for loan losses	$18,050	$3,000	$23,100
Noninterest income	$89,566	$124,244	$148,385
Noninterest expense	$239,126	$224,635	$204,073
Net income	$59,182	$43,164	$47,585
Per Common Share Data:
Weighted average diluted common shares	23,838,471	18,770,785	18,475,538
Net income (basic)	$2.55	$2.36	$2.60
Net income (diluted)	$2.48	$2.30	$2.58
Cash dividends	$—	$—	$—
Dividend payout ratio	—%	—%	—%
Book value	$31.08	$28.56	$26.51
Tangible common book value (non-GAAP) (3)	$26.69	$26.31	$24.18
Performance Ratios:
Return on average assets	0.88%	0.79%	1.02%
Return on average stockholders' equity	8.55%	8.37%	10.20%
Return on tangible common equity (non-GAAP) (3)	9.40%	9.17%	11.00%
Return on average tangible common equity (non-GAAP) (3)	10.45%	9.35%	11.50%
Net interest margin	3.87%	3.00%	3.10%
Efficiency ratio (1)	72.20%	80.38%	71.77%
Net charge-offs (recoveries) to average loans outstanding	(0.01)%	0.09%	0.11%
Allowance for loan losses to loans	1.12%	1.18%	1.24%
Nonperforming loans to total loans (2)	0.69%	0.86%	1.07%
Balance Sheet:
Total loans, excluding loans held-for-sale	$5,911,832	$4,037,123	$3,846,357
Total assets	$7,430,322	$5,666,814	$4,995,457
Total deposits	$5,765,062	$4,854,948	$4,153,549
Total borrowed funds	$724,120	$109,458	$138,773
Total stockholders' equity	$774,536	$524,038	$485,787
Capital Ratios:
Total risk-based capital to risk-weighted assets	11.99%	11.76%	12.19%
Tier 1 risk-based capital to risk-weighted assets	9.94%	9.70%	9.87%
Common Equity Tier 1 (CET 1) to risk-weighted assets	9.94%	9.70%	9.87%
Tier 1 leverage capital to average assets	9.71%	8.24%	8.53%
Average equity to average assets	10.28%	9.43%	10.01%
Tangible common equity to tangible assets (non-GAAP) (3)	9.09%	8.58%	8.95%
Nonfinancial Data:
Full-time equivalent employees	1,149	1,042	1,059
Banking branches	72	53	56
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

Non-GAAP Financial Measures and Reconciliations
The non-GAAP financial measures presented below are used by our management and our board of directors on a regular basis in addition to our GAAP results to facilitate the assessment of our financial performance. Management believes these non-GAAP financial measures enhance an investor’s understanding of our financial results by providing a meaningful basis for period-to-period comparisons, assisting in operating results analysis, and predicting future performance. This information supplements our GAAP reported results, and should not be viewed in isolation from, or as a substitute for, our GAAP results. Accordingly, this financial information should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2022, included elsewhere in this report. Non-GAAP financial measures exclude certain items that are included in the financial results presented in accordance with GAAP. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. These non-GAAP measures are not necessarily comparable to similar measures that may be represented by other companies.
The following table presents GAAP to non-GAAP reconciliations as of and for the year ended December 31,:

($ in thousands, except share and per share amounts)	2022	2021	2020
Total loan growth, excluding acquired Pioneer loans as of April 1, 2022 and PPP loans:
Total loans (GAAP)	$5,911,832	$4,037,123	$3,846,357
Less: Acquired loans at date of merger, net of purchase accounting adjustments	(811,300)	—	—
Less: PPP loans	(4,352)	(66,749)	(251,101)
Total loans, excluding acquired Pioneer loans and PPP loans (non-GAAP)	$5,096,180	$3,970,374	$3,595,256
Total loan growth, excluding acquired Pioneer loans and PPP loans (non-GAAP)	$1,125,806	$375,118	$506,546
Total loan growth, excluding acquired Pioneer loans and PPP loans (non-GAAP)	28.4%	10.4%	16.4%
Tangible stockholders’ equity and tangible book value per common share:
Total stockholders' equity (GAAP)	$774,536	$524,038	$485,787
Less: Goodwill and other intangible assets
Goodwill	(93,483)	(33,050)	(33,050)
Other intangible assets	(15,806)	(8,250)	(9,667)
Tangible stockholders' equity (non-GAAP)	$665,247	$482,738	$443,070
Total common shares outstanding	24,920,984	18,346,288	18,321,659
Tangible book value per common share (non-GAAP)	$26.69	$26.31	$24.18
Return on tangible stockholders’ equity:
Net Income (GAAP)	$59,182	$43,164	$47,585
Add: Intangible amortization, net of tax	3,330	1,119	1,173
Tangible net income (non-GAAP)	$62,512	$44,283	$48,758
Tangible stockholders’ equity (non-GAAP) (see above)	$665,247	$482,738	$443,070
Return on tangible stockholders’ equity (non-GAAP)	9.40%	9.17%	11.00%
Return on average tangible stockholders’ equity:
Tangible net income (non-GAAP) (see above)	$62,512	$44,283	$48,758
Total average stockholders' equity (GAAP)	$692,524	$515,773	$466,619
Less: Average goodwill and other intangible assets
Average goodwill	(78,582)	(33,050)	(33,050)
Average other intangible assets	(15,811)	(8,964)	(9,597)
Total average tangible stockholders' equity (non-GAAP)	$598,131	$473,759	$423,972
Return on average tangible stockholders’ equity (non-GAAP)	10.45%	9.35%	11.50%
Net interest margin - FTE basis:
Net interest income (GAAP)	$241,632	$155,233	$135,953
Taxable equivalent adjustment	5,059	5,755	6,490
Net interest income - FTE basis (non-GAAP)	$246,691	$160,988	$142,443
Average earning assets	$6,244,221	$5,180,650	$4,382,139
Net interest margin - FTE basis (non-GAAP)	3.95%	3.11%	3.25%

($ in thousands, except share and per share amounts)	2022	2021	2020

Tangible stockholders’ equity to tangible assets:
Total assets (GAAP)	$7,430,322	$5,666,814	$4,995,457
Less: Goodwill and other intangible assets
Goodwill	(93,483)	(33,050)	(33,050)
Other intangible assets	(15,806)	(8,250)	(9,667)
Total tangible assets (non-GAAP)	$7,321,033	$5,625,514	$4,952,740
Tangible stockholders’ equity (non-GAAP) (see above)	$665,247	$482,738	$443,070
Tangible stockholders’ equity to tangible assets (non-GAAP)	9.09%	8.58%	8.95%
Net income excluding merger costs:
Net income (GAAP)	$59,182	$43,164	$47,585
Add: Merger costs
Merger related expenses	18,751	3,085	—
Income tax effect on merger related expenses	(4,083)	(509)	—
Provision for loan loss on Pioneer loans marked at a premium	2,884	—	—
Income tax effect on provision for loan loss on Pioneer loans marked at a premium	(521)	—	—
Total merger costs	17,031	2,576	—
Net income excluding merger costs (non-GAAP)	$76,213	$45,740	$47,585
Return on average total assets excluding merger costs:
Return on average total assets (ROAA) (GAAP)	0.88%	0.79%	1.02%
Add: Impact of merger costs, net of tax	0.25%	0.05%	—%
ROAA excluding merger costs (non-GAAP)	1.13%	0.84%	1.02%
Return on average stockholders’ equity excluding merger costs:
Return on average stockholders' equity (ROAE) (GAAP)	8.55%	8.37%	10.20%
Add: Impact of merger costs, net of tax	2.46%	0.50%	—%
ROAE excluding merger costs (non-GAAP)	11.01%	8.87%	10.20%
Efficiency ratio excluding merger related expenses:
Efficiency ratio (GAAP)	72.20%	80.38%	71.77%
Less: Impact of merger related expenses	5.66%	1.11%	—%
Efficiency ratio excluding merger related expenses (non-GAAP)	66.54%	79.27%	71.77%
Diluted earnings per share excluding merger costs:
Diluted earnings per share (GAAP)	$2.48	$2.30	$2.58
Add: Impact of merger costs, net of tax	0.72	0.14	—
Diluted earnings per share excluding merger costs (non-GAAP)	$3.20	$2.44	$2.58
Segments
Our operations are conducted through two operating segments: Banking and Mortgage Operations. We also allocate certain expenses to Corporate, which is not an operating segment. The operating segments have been determined based on the products and services we offer and reflect the manner in which our financial information is currently evaluated by management. Each of the operating segments is complementary to each other and because of the interrelationship of the segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. For additional information on our segments, see Note 23 - Segment Information included in our audited consolidated financial statements included elsewhere in this report.
Comparison of fiscal years 2022 and 2021
Banking
Income before income taxes increased $53.7 million to $88.5 million in 2022, from $34.8 million in 2021. The period over period increase was primarily driven by an increase in net interest income and to a lesser extent noninterest income, partially offset by an increase in provision for loan losses and noninterest expense. Net interest income increased $89.3 million to $241.8 million in 2022 compared to $152.5 million in 2021. The increase in net interest income was primarily due to organic growth in our loan portfolios, an increase in interest earning assets resulting from the Pioneer Merger, and an increase in net interest margin. Noninterest expense increased $28.9 million to $178.8 million in 2022, compared to $149.9 million in 2021. The increase in noninterest expense was primarily due to $18.8 million ($0.62 diluted earnings per share) in merger-related expenses resulting from the Pioneer Merger. Provision for loan losses increased $11.5 million to

$14.8 million in 2022 compared to $3.2 million in 2021. The increase in the provision for loan losses was attributed to both organic loan growth and provision recorded on Pioneer loans acquired at a premium. Due to the premium on certain of the loans, a provision for loan losses was required; however, it was not due to credit deterioration since closing of the Pioneer Merger. Identifiable assets for our Banking segment grew by $1.6 billion to $6.6 billion at December 31, 2022 from $5.1 billion at December 31, 2021. The growth in identifiable assets was primarily driven by organic growth in our loan portfolios and the assets acquired in the Pioneer Merger.
Mortgage Operations
Income (loss) before income taxes decreased to $(4.6) million in 2022, compared to income of $25.4 million in 2021, primarily due to a decrease in mortgage banking services revenue, net of $39.5 million, partially offset by a $17.1 million decrease in salary and employee benefits expenses from the decline in mortgage loan originations. Overall gains on sale of mortgage loans declined as a result of the decline in origination activity, continued margin compression, and a decline in the rate lock pipeline volume and valuation due to rising interest rates. The increase in income related to our MSRs was primarily the result of changes in market interest rates leading to lower prepayment rates and our corresponding hedging positions. Total loan originations for sale were $1.1 billion in 2022, a decline of $0.7 billion from $1.7 billion in 2021.
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
The allowance for loan losses may be materially affected by qualitative factors, especially during periods of economic uncertainty, for items not reflected in the loss calculation, but which are deemed appropriate by management's current assessment of the risks related to the loan portfolio and/or external factors. Such qualitative factors may include changes in our loan portfolio composition and credit concentrations, changes in the balances and/or trends in asset quality and/or loan credit performance, changes in lending underwriting standards, the effect of other external factors such as significant unique events or conditions, and actual change in economic conditions, real estate values, and/or other economic developments. The qualitative factors applied at December 31, 2022, and the importance and levels of the qualitative factors applied, may change in future periods depending on the level of changes to items such as the uncertainty of economic conditions and management's assessment of the level of credit risk within the loan portfolio as a result of such changes, compared to the amount of the allowance for loan losses currently calculated by management. The evaluation of qualitative factors is inherently imprecise and requires significant management judgment.
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
Fair Value Measurements - We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures in accordance with Accounting Standards Codification (“ASC”) 820 and ASC 825. We group our financial instruments at fair value in three levels based on the markets in which the instruments are traded and the reliability of the assumptions used to determine fair value, with Level 1 (quoted prices for identical assets in an active market) being considered the most reliable, and Level 3 having the most unobservable inputs and therefore being considered the least reliable. We base our fair values on the price that would be received from the sale of an asset in an orderly transaction between market participants at the measurement date. We maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
Our available-for-sale (“AFS”) securities are measured at fair value on a recurring basis. Changes in the fair value of AFS securities, not related to credit loss, are recorded, net of tax, as accumulated other comprehensive income (AOCI) in stockholders' equity. We primarily use prices obtained from third-party pricing services to determine the fair value of our AFS securities. Various modeling techniques are used to determine pricing for our securities, including option pricing, discounted cash flow models, and similar techniques. The inputs to these models may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data. All AFS securities are classified as Level 1 or Level 2 in the valuation hierarchy.
Our loans held-for-sale represent mortgage loans originated and intended for sale in the secondary market. These loans are recorded on a recurring fair value basis. The estimated fair value of these loans held-for-sale is generally based on sale, exchange, or dealer market prices and are classified within Level 2 of the valuation hierarchy.
Our mortgage servicing rights (MSRs) are measured at fair value on a recurring basis. We estimate the fair value of our MSRs using a process that utilizes a discounted cash flow model and analysis of current market data to arrive at the estimate. The cash flow assumptions and prepayment assumptions used in the model are based on numerous factors, with the key assumptions being mortgage prepayment speeds, discount rates and cost to service. The change of any of these key assumptions due to market conditions or other factors could materially affect the fair value of our MSRs. We also utilize a third party consulting firm to assist us with the valuation. Because of the nature of the valuation inputs, we classify the valuation of our MSRs as Level 3 in the valuation hierarchy.
Our derivative financial instruments are measured at fair value on a recurring basis. These derivative instruments are generally valued based on quoted prices for similar assets in an active market with inputs that are observable, exchange prices or dealer market prices and are classified within Level 2 of the valuation hierarchy. Further information on our derivative and hedging activities is presented in “Part II, Item 8. Financial Statements,” Notes 1 and 8 to the consolidated financial statements.
We did not have any other financial instruments that were measured at fair value on a recurring basis at December 31, 2022.

Results of Operations
Comparison of fiscal years 2022 and 2021
The follow table sets forth our results of operations as of and for the year ended December 31,:

($ in thousands, except per share amounts)	2022	2021	2020

Net interest income	$241,632	$155,233	$135,953
Provision for loan losses	18,050	3,000	23,100
Noninterest income	89,566	124,244	148,385
Noninterest expense	239,126	224,635	204,073
Income before income taxes	74,022	51,842	57,165
Provision for income taxes	14,840	8,678	9,580
Net income	59,182	43,164	47,585

Diluted earnings per share	$2.48	$2.30	$2.58
Return on average assets	0.88%	0.79%	1.02%
Return on average stockholders' equity	8.55%	8.37%	10.20%
Net interest margin	3.87%	3.00%	3.10%
Net interest margin (FTE basis) (1)	3.95%	3.11%	3.25%
Efficiency ratio	72.20%	80.38%	71.77%
Fee revenue to total revenue	27.0%	44.5%	52.2%
(1) See section entitled “Non-GAAP Financial Measures and Reconciliations” for information regarding these non-GAAP financial measures and a reconciliation to the most comparable GAAP equivalent.
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
Net Interest Income
Net interest income, representing interest income less interest expense, is a significant contributor to our revenues and earnings. We generate interest income from interest and dividends on interest-earning assets, which are principally comprised of loans and investment securities. We incur interest expense from interest owed or paid on interest-bearing liabilities, including interest-bearing deposits, FHLB advances and other borrowings. Net interest income and margin are shaped by the characteristics of the underlying products, including volume, term and structure of each product. We measure and monitor yields on our loans and other interest-earning assets, the costs of our deposits and other funding sources, our net interest spread and our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as net interest income divided by average interest-earning assets.
Interest earned on our loan portfolio is the largest component of our interest income. Our loan portfolios are presented at the principal amount outstanding net of deferred origination fees and unamortized discounts and premiums. Interest income is recognized based on the principal balance outstanding and the stated rate of the loan. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan. Loans acquired through acquisition are initially recorded at fair value. Discounts or premiums created when the loans were recorded at their estimated fair values at acquisition are accreted or amortized over the remaining term of the loan as an adjustment to the related loan’s yield.
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

Our net interest income was $241.6 million for the year ended December 31, 2022, an increase of $86.4 million, or 55.7%, from 2021. Interest income on loans held-for-investment increased by $89.4 million for the year ended December 31, 2022, from 2021. Interest income on investment securities increased by $5.2 million for the year ended December 31, 2022, from 2021. Interest expense from total interest-bearing liabilities increased by $11.1 million for the year ended December 31, 2022, from 2021.
Total average loans held-for-investment grew to $5.2 billion at December 31, 2022, an increase of $1.4 billion, compared to December 31, 2021, primarily due to organic growth in our loan portfolios and the Pioneer Merger. Yield on loans held-for-investment increased 64 basis points for the year ended December 31, 2022, from 2021, primarily due to the rising interest rate environment and its impact on variable rate loans in the loan portfolio and higher yields on new originations.
Average interest-bearing liabilities increased $0.6 billion, or 17.9%, for the year ended December 31, 2022, from 2021. Average interest-bearing deposits increased $0.5 billion, or 15.7%, for the year ended December 31, 2022, from 2021, inclusive of the deposits acquired from the Pioneer Merger, and was the primary driver of the growth in average interest-bearing liabilities.
Our net interest margin was 3.87% for the year ended December 31, 2022, compared to 3.00% in 2021, an increase of 87 basis points. We experienced a 100 basis points increase in yield from earning assets and our total cost of funds increased by 13 basis points from 2021. We have not experienced as significant an increase in our cost of funds in this rising interest rate environment as we have seen in growth in earning asset yield, however, we do expect our cost of funds to continue to rise in 2023.

The following tables set forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods presented. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.
As of and for the year ended December 31,:

	2022			2021			2020
(In thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest Earning Assets
Loans held-for-sale	$59,915	$3,313	5.53%	$125,808	$4,051	3.22%	$121,941	$3,842	3.15%
Loans held-for-investment (1)	5,156,297	244,675	4.75%	3,780,650	155,252	4.11%	3,525,837	141,413	4.01%
Investment securities	605,119	13,185	2.18%	531,803	7,979	1.50%	555,030	10,100	1.82%
Interest-bearing cash and other assets	422,890	5,644	1.33%	742,389	2,072	0.28%	179,331	1,482	0.83%
Total earning assets	6,244,221	266,817	4.27%	5,180,650	169,354	3.27%	4,382,139	156,837	3.58%
Other assets	494,065			288,617			279,806
Total assets	$6,738,286			$5,469,267			$4,661,945

Interest-bearing liabilities
Demand and NOW deposits	$214,516	$1,775	0.83%	$254,679	$756	0.30%	$205,557	$1,019	0.50%
Savings deposits	496,131	799	0.16%	455,451	460	0.10%	380,839	703	0.19%
Money market deposits	2,528,308	6,770	0.27%	2,208,498	4,292	0.19%	1,801,809	6,635	0.37%
Certificates of deposits	536,325	3,810	0.71%	344,224	3,036	0.88%	488,575	7,285	1.49%
Total deposits	3,775,280	13,154	0.35%	3,262,852	8,544	0.26%	2,876,780	15,642	0.54%
Repurchase agreements	54,335	119	0.22%	125,867	59	0.05%	116,074	157	0.14%
Total deposits and repurchase agreements	3,829,615	13,273	0.35%	3,388,719	8,603	0.25%	2,992,854	15,799	0.53%
FHLB borrowings	215,166	6,221	2.89%	42,527	909	2.14%	89,861	1,658	1.84%
Other long-term borrowings	82,111	5,691	6.93%	68,918	4,609	6.69%	51,091	3,427	6.71%
Total interest-bearing liabilities	4,126,892	25,185	0.61%	3,500,164	14,121	0.40%	3,133,806	20,884	0.67%
Noninterest-bearing deposits	1,835,578			1,376,968			978,092
Other liabilities	83,292			76,362			83,427
Stockholders’ equity	692,524			515,773			466,620
Total liabilities and stockholders’ equity	$6,738,286			$5,469,267			$4,661,945

Net interest income		$241,632			$155,233			$135,953
Net interest spread		3.66%			2.87%			2.91%
Net interest margin		3.87%			3.00%			3.10%
Net interest margin (on a FTE basis) (2)		3.95%			3.11%			3.25%
(1) Includes nonaccrual loans.
(2) See section entitled “Non-GAAP Financial Measures and Reconciliations” for information regarding these non-GAAP financial measures and a reconciliation to the most comparable GAAP equivalent.

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

	For the year ended December 31,			For the year ended December 31,
	2022 Versus 2021 Increase (Decrease) Due to:			2021 Versus 2020 Increase (Decrease) Due to:
(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest Earning Assets
Loans held-for-sale	$1,384	$(2,122)	$(738)	$87	$122	$209
Loans held-for-investment	32,932	56,491	89,423	3,619	10,220	13,839
Investment securities	4,106	1,100	5,206	(1,699)	(422)	(2,121)
Interest-bearing cash	4,464	(892)	3,572	(4,063)	4,653	590
Total earning assets	42,886	54,577	97,463	(2,056)	14,573	12,517

Interest-bearing liabilities
Demand and NOW deposits	1,138	(119)	1,019	(506)	244	(262)
Savings deposits	298	41	339	(418)	144	(274)
Money market deposits	1,857	621	2,478	(3,804)	1,491	(2,313)
Certificates of deposits	(920)	1,694	774	(2,096)	(2,153)	(4,249)
Total deposits	2,373	2,237	4,610	(6,824)	(274)	(7,098)
Repurchase agreements	93	(33)	60	(111)	13	(98)
Total deposits and repurchase agreements	2,466	2,204	4,670	(6,935)	(261)	(7,196)
FHLB borrowings	1,621	3,691	5,312	124	(873)	(749)
Other long-term borrowings	200	882	1,082	(15)	1,197	1,182
Total interest-bearing liabilities	4,287	6,777	11,064	(6,826)	63	(6,763)

Net interest income	$38,599	$47,800	$86,399	$4,770	$14,510	$19,280
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
We had a provision for loan losses of $18.1 million for the year ended December 31, 2022, compared to a provision for loan losses of $3.0 million for 2021. The increase in the provision for loan losses was due to several factors, including greater organic growth in the loan portfolio, loans acquired in the Pioneer Merger, and a provision required on certain non-impaired loans acquired at a premium upon the closing of the Pioneer Merger. The provision on the loans acquired at a premium was $2.9 million ($0.10 diluted earnings per share) during the year ended December 31, 2022. The 2021 provision was impacted by favorable changes in certain environmental factors as a result of improved economic conditions as the impact of the COVID-19 pandemic continued to subside.
For a further discussion of the allowance for loan losses, refer to the “Allowance for Loan Losses” section of this financial review.

Noninterest Income
The following table presents noninterest income for the year ended December 31,:

(In thousands)	2022	2021	2020
Service charges on deposit accounts	$18,211	$12,504	$9,630
Credit and debit card fees	11,511	9,596	7,994
Trust and investment advisory fees	6,806	7,795	5,201
Income from mortgage banking services, net	46,285	86,410	122,174
Other	6,753	7,939	3,386
Total noninterest income	$89,566	$124,244	$148,385
Our noninterest income decreased $34.7 million to $89.6 million for the year ended December 31, 2022 from $124.2 million in 2021, primarily due to a decrease in income from mortgage banking services.
Service charges on deposit accounts includes overdraft and non-sufficient funds charges, treasury management services provided to our business customers, and other maintenance fees on deposit accounts. For the year ended December 31, 2022, service charges on deposit accounts increased $5.7 million, from 2021, primarily due to higher average deposits, changes made in the second half of 2021 to our deposit product offerings as well as increased treasury management service revenue compared to 2021.
Credit and debit card fees represent interchange income from credit and debit card activity and referral fees earned from processing fees on card transactions by our business customers. Credit and debit card fees increased $1.9 million for the year ended December 31, 2022 compared to 2021, primarily due to increased card transaction volumes.
Trust and investment advisory fees represent fees we receive in connection with our investment advisory and custodial management services of investment accounts. Trust and investment advisory fees decreased $1.0 million for the year ended December 31, 2022 compared to 2021 as assets under management declined.
The components of income from mortgage banking services were as follows for the year ended December 31,:

(In thousands)	2022	2021	2020
Net sale gains and fees from mortgage loan originations including loans held-for-sale changes in fair value and hedging	$18,924	$63,468	$94,001
Mortgage servicing income	15,088	12,525	9,798
MSR capitalization and changes in fair value, net of derivative activity	12,273	10,417	18,375
Income from mortgage banking services, net	$46,285	$86,410	$122,174
For the year ended December 31, 2022, income from mortgage banking services decreased $40.1 million, compared to 2021, primarily due to a decline in revenue related to net sale gains and fees from mortgage loan originations, including fair value changes in the held-for-sale portfolio and hedging activity, which decreased $44.5 million for the year ended December 31, 2022, compared to 2021. Total loan originations for sale were $1.1 billion for the year ended December 31, 2022, a decline of $0.7 billion from $1.7 billion in 2021. We retain servicing rights on the majority of mortgage loans that we sell, which drove the increase in servicing income of $2.6 million to $15.1 million for the year ended December 31, 2022, from $12.5 million for 2021. MSR capitalization and changes in fair value, net of derivative activity, increased $1.9 million for the year ended December 31, 2022, compared to 2021. The increase in revenue related to our MSRs was primarily the result of changes in market interest rates and our corresponding hedging positions. We recognize fair value adjustments to our MSR asset, which includes changes in assumptions to the valuation model and pay-offs and pay-downs of the MSR portfolio. We also maintain a hedging strategy to manage a portion of the risk associated with changes in the fair value of our MSR portfolio. Changes in fair value of the derivative instruments used to economically hedge the MSRs are also included as a component of income from mortgage banking services. Due to a number of factors, including rising interest rates, low inventory in the housing market, lower refinance volumes and a decrease in margin on loans sales, we do not expect revenue from mortgage banking activities to continue at levels seen in the prior years, which will reduce the amount of income from mortgage banking services, net recorded in future periods in comparison to prior years.
Other noninterest income decreased $1.2 million for the year ended December 31, 2022 compared to 2021, primarily due to a decrease in the fair value of investments related to our deferred compensation plan.

Noninterest Expense
The following table presents noninterest expense for the year ended December 31,:

(In thousands)	2022	2021	2020
Salary and employee benefits	$134,359	$151,926	$139,980
Occupancy and equipment	30,509	26,565	26,716
Amortization of intangible assets	4,215	1,417	1,485
Merger related expenses	18,751	3,085	—
Other	51,292	41,642	35,892
Total noninterest expenses	$239,126	$224,635	$204,073
Our noninterest expenses increased $14.5 million to $239.1 million for the year ended December 31, 2022, from $224.6 million for 2021. The increase is primarily due to increases of $15.7 million in merger related expenses and $9.7 million in other expenses, partially offset by a decrease of $17.6 million in salary and employee benefits.
We incurred merger related expenses of $18.8 million ($0.62 per diluted share) for the year ended December 31, 2022, an increase of $15.7 million, from $3.1 million ($0.14 per diluted share) for 2021, related to our merger with Pioneer that was completed on April 1, 2022.
Other expenses increased $9.7 million for the year ended December 31, 2022, compared to 2021. This increase was primarily caused by a $1.2 million increase in travel and entertainment expenses as we continue to move away from limitations related to the COVID-19 pandemic, a $1.5 million increase to FDIC insurance costs due to organic growth and growth resulting from the Pioneer Merger and the Small Bank FDIC Assessment Credit was fully utilized in 2021, a $1.6 million increase in data processing expenses primarily due to organic growth and growth resulting from the Pioneer Merger, and a $2.4 million increase in professional services expenses as a result of the Pioneer Merger.
The decrease in our salary and employee benefits expense for the year ended December 31, 2022, compared to 2021, was driven by the decrease in commissions paid to our mortgage loan officers related to decreased mortgage origination activity during 2022.
Income Taxes
We had income tax expense for the year ended December 31, 2022 of $14.8 million, compared to $8.7 million in 2021. The increase in income tax expense was primarily due to our increased income during 2022. Our effective tax rate was 20.0% for the year ended December 31, 2022, compared to 16.7% in 2021.
Financial Condition
Balance Sheet
Our total assets were $7.4 billion at December 31, 2022, compared to $5.7 billion at December 31, 2021. Our total loans held-for-investment, net of deferred fees, costs, premiums and discounts were $5.9 billion at December 31, 2022, an increase of $1.9 billion from 2021, which was due to organic growth and the Pioneer Merger.
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
Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no trading securities in our investment portfolio as of December 31, 2022 and 2021. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest.
Our securities available-for-sale decreased by $35.5 million to $537.0 million at December 31, 2022, compared to December 31, 2021. The decrease was due to unrealized losses resulting from the rising interest rate environment, partially offset by securities acquired in the Pioneer Merger. Securities held-to-maturity increased $20.9 million to $38.9 million at December 31, 2022, compared to December 31, 2021, due to the securities held-to-maturity acquired in the Pioneer Merger.
The following table is a summary of our investment portfolio as of December 31,:

	2022		2021
(In thousands)	Carrying Amount	% of Portfolio	Carrying Amount	% of Portfolio
Available-for-sale:
U.S. treasury	$56,649	10.5%	$35,185	6.1%
U.S. agency	2,834	0.5%	5,919	1.0%
Obligations of states and political subdivisions	24,899	4.6%	3,789	0.7%
Mortgage backed - residential	116,135	21.6%	138,677	24.2%
Collateralized mortgage obligations	204,265	38.1%	235,784	41.2%
Mortgage backed - commercial	117,336	21.9%	153,147	26.8%
Other debt	14,855	2.8%	—	—%
Total available-for-sale	$536,973	100%	$572,501	100%

Held-to-maturity:
U.S. agency	—	—%	—	—%
Obligations of states and political subdivisions	25,378	65.2%	716	4.0%
Mortgage backed - residential	8,705	22.4%	10,750	59.7%
Collateralized mortgage obligations	4,818	12.4%	6,541	36.3%
Total held-to-maturity	$38,901	100%	$18,007	100%
The following tables show the weighted average yield to average life of each category of investment securities as of December 31, 2022:

(In thousands)	One year or less		One to five years		Five to ten years		After ten years
	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield
Available-for-sale:
U.S. treasury	$3,424	1.34%	$22,278	1.89%	$30,947	1.29%	$—	—%
U.S. agency	—	—%	1,677	4.68%	929	4.21%	228	5.02%
Obligations of states and political subdivisions	—	—%	—	—%	6,906	3.29%	17,993	3.00%
Mortgage backed - residential	559	0.03%	36,994	2.22%	48,025	1.89%	30,557	2.32%
Collateralized mortgage obligations	2,049	2.43%	59,357	4.02%	120,797	2.63%	22,062	2.41%
Mortgage backed - commercial	1,507	2.68%	39,466	3.49%	74,449	2.21%	1,914	2.95%
Other debt	—	—%	—	—%	12,104	2.83%	2,751	3.78%
Total available-for-sale	$7,539	1.80%	$159,772	3.18%	$294,157	2.29%	$75,505	2.59%

Held-to-maturity:
Obligations of states and political subdivisions	$—	—%	$1,036	2.05%	$—	—%	$24,342	3.52%
Mortgage backed - residential	—	—%	5,996	2.45%	21	5.96%	2,688	3.21%
Collateralized mortgage obligations	—	—%	2,547	2.43%	2,271	3.10%	—	—%
Total held-to-maturity	$—	—%	$9,579	2.40%	$2,292	3.13%	$27,030	3.49%
We had no securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Loans
Our loan portfolio represents a broad range of borrowers primarily in our markets in Texas, Kansas, Colorado, New Mexico and Arizona, comprised of commercial, commercial real estate, residential real estate and consumer financing loans. We have a diversified portfolio across a variety of industries, and the portfolio is generally centered in the states in which we have branch offices.
Total loans, net of deferred origination fees, premiums and discounts, as of December 31, 2022 and 2021 were $5.9 billion and $4.0 billion, respectively. The commercial loan portfolio included PPP loans outstanding of $4.4 million and $66.7 million at December 31, 2022 and 2021, respectively.
The following table sets forth the composition of our loan portfolio, as of December 31,:

	2022		2021
(In thousands)	Amount	% of total loans	Amount	% of total loans
Commercial	$3,019,610	51.1%	$2,407,888	59.6%
Commercial real estate	1,743,635	29.5%	1,174,242	29.1%
Residential real estate	1,105,999	18.7%	437,017	10.8%
Consumer	42,588	0.7%	17,976	0.5%
Total loans	$5,911,832	100%	$4,037,123	100%
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
We have originated loans to qualified small businesses under the PPP administered by the SBA under the provisions of the CARES Act. Loans covered by the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The remaining loan balance after forgiveness of any amounts is expected to be fully guaranteed by the SBA. PPP loans, which are included in our commercial loan portfolio, were $4.4 million and $66.7 million at December 31, 2022 and December 31, 2021, respectively.
For the year ended December 31, 2022, we recognized $1.9 million in PPP loan related deferred processing fees (net of amortization of related deferred origination costs) as a yield adjustment and this amount is included in interest income on loans as compared to $6.2 million in 2021.
Maturities and Sensitivity of Loans to Changes in Interest Rates
The information in the following tables is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following tables summarize the loan maturity distribution by type and related interest rate characteristics as of December 31, 2022:

(In thousands)	One year or less	After one through five years	After five through 15 years	After 15 years	Total

Commercial	$268,257	$1,819,543	$731,239	$200,571	$3,019,610
Commercial real estate	149,045	971,420	556,751	66,419	1,743,635
Residential real estate	104,335	134,870	121,337	745,457	1,105,999
Consumer	9,582	9,210	23,495	301	42,588
Total loans	$531,219	$2,935,043	$1,432,822	$1,012,748	$5,911,832

(In thousands)	One year or less	After one through five years	After five through 15 years	After 15 years	Total	Total Loans Maturing After 1 Year
Loans maturing with:
Fixed interest rates
Commercial	$70,190	$836,377	$628,118	$171,808	$1,706,493	$1,636,303
Commercial real estate	80,059	591,380	172,113	1,300	844,852	764,793
Residential real estate	71,417	95,150	79,174	328,010	573,751	502,334
Consumer	6,472	8,251	23,495	—	38,218	31,746
Total fixed interest rate loans	$228,138	$1,531,158	$902,900	$501,118	$3,163,314	$2,935,176
Floating or adjustable interest rates
Commercial	$198,067	$983,166	$103,121	$28,763	$1,313,117	$1,115,050
Commercial real estate	68,986	380,040	384,638	65,119	898,783	829,797
Residential real estate	32,918	39,720	42,163	417,447	532,248	499,330
Consumer	3,110	959	—	301	4,370	1,260
Total floating or adjustable interest rate loans	$303,081	$1,403,885	$529,922	$511,630	$2,748,518	$2,445,437
Total loans	$531,219	$2,935,043	$1,432,822	$1,012,748	$5,911,832	$5,380,613
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

The following table presents, by loan type, the changes in the allowance for loan losses for the year ended December 31,:

(In thousands)	2022	2021	2020
Balance, beginning of period	$47,547	$47,766	$28,546

Loan charge-offs:
Commercial	(2,321)	(4,296)	(4,064)
Commercial real estate	—	(375)	(581)
Residential real estate	(122)	(42)	(39)
Consumer	(144)	(148)	(216)
Total loan charge-offs	(2,587)	(4,861)	(4,900)

Recoveries of loans previously charged-off:
Commercial	2,236	1,547	585
Commercial real estate	388	28	272
Residential real estate	221	24	115
Consumer	62	43	48
Total loan recoveries	2,907	1,642	1,020

Net recoveries (charge-offs)	320	(3,219)	(3,880)

Provision for loan losses	18,050	3,000	23,100
Balance, end of period	$65,917	$47,547	$47,766

Allowance for loan losses to total loans	1.12%	1.18%	1.24%
Ratio of net charge-offs (recoveries) to average loans outstanding	(0.01)%	0.09%	0.11%
The following table presents net charge-offs (recoveries) to average loans outstanding by loan category for the year ended December 31,:

(In thousands)	2022	2021	2020
Commercial	—%	0.12%	0.19%
Commercial real estate	(0.03)%	0.03%	0.03%
Residential real estate	(0.01)%	—%	(0.01)%
Consumer	0.21%	0.65%	1.00%
Allocation of Allowance for Loan Losses
The following table presents the allocation of the allowance for loan losses by category and the percentage of the allocation of the allowance for loan losses by category to total loans listed as of December 31,:

	2022		2021
(In thousands)	Allowance Amount	% of loans in each category to total loans	Allowance Amount	% of loans in each category to total loans
Commercial	$42,847	51.1%	$33,277	59.6%
Commercial real estate	19,369	29.5%	12,899	29.1%
Residential real estate	3,349	18.7%	1,136	10.8%
Consumer	352	0.7%	235	0.5%
Total	$65,917	100%	$47,547	100%
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
The following table sets forth our nonperforming assets as of December 31,:

(In thousands)	2022	2021
Nonaccrual loans:
Commercial	$9,965	$16,492
Commercial real estate	8,283	4,781
Residential real estate	10,628	6,052
Consumer	93	2
Total nonaccrual loans	28,969	27,327
Accrual TDRs	11,843	6,450
Accrual loans greater than 90 days past due	98	1,061
Total nonperforming loans	40,910	34,838
Other real estate owned and foreclosed assets, net	6,358	5,487
Total nonperforming assets	$47,268	$40,325

Nonaccrual loans to total loans	0.49%	0.68%
Nonperforming loans to total loans (1)	0.69%	0.86%
Nonperforming assets to total assets (1)	0.64%	0.71%
Allowance for loan losses to nonaccrual loans	227.54%	173.99%
(1) Nonperforming loans include nonaccrual loans, accrual TDR’s, and accrual loans greater than 90 days past due.
Deposits
Deposits represent our primary source of funds. We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. Total deposits increased by $0.9 billion to $5.8 billion at December 31, 2022, compared to December 31, 2021. Deposit growth over this period occurred primarily in our Texas markets, generally due to our acquisition of Pioneer, resulting in $1.2 billion of deposits recorded as of April 1, 2022, net of purchase accounting adjustments.
The following table sets forth the average balance amounts and the average rates paid on deposits held by us for the year ended December 31,:

	2022		2021
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid

Noninterest-bearing demand deposit accounts	$1,835,578	—%	$1,376,968	—%
Interest-bearing deposit accounts:
Interest-bearing demand accounts	171,009	0.96%	186,432	0.20%
Savings accounts and money market accounts	3,024,439	0.25%	2,663,949	0.18%
NOW accounts	43,507	0.32%	68,247	0.55%
Certificate of deposit accounts	536,325	0.71%	344,224	0.88%
Total interest-bearing deposit accounts	3,775,280	0.35%	3,262,852	0.26%
Total deposits	$5,610,858	0.23%	$4,639,820	0.18%

The following table sets forth the average balance amounts and the average rates paid on deposits by customer type held by us for the year ended December 31,:

	2022		2021
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Consumer	$2,928,706	0.27%	$2,391,550	0.25%
Business Customers	2,682,152	0.20%	2,248,270	0.11%
Total deposits	$5,610,858	0.23%	$4,639,820	0.18%
Maturities of certificates of deposit of $250,000 or more outstanding are summarized as follows as of December 31,:

(In thousands)	2022	2021
Three months or less	$22,451	$14,624
Over three months through twelve months	310,694	43,922
Over twelve months through three years	75,804	13,490
Over three years	961	1,241
Total	$409,910	$73,277
The following table sets forth the portion of the Bank's time deposits, by account, that are in excess of the FDIC insurance limit, by remaining time until maturity, as of December 31,:

(In thousands)	2022
Three months or less	$9,362
Over three months through twelve months	69,895
Over twelve months through three years	80,572
Over three years	2,529
Total	$162,358
As of December 31, 2022 and 2021, approximately $2.4 billion and $2.5 billion, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.
Liquidity
Liquidity refers to our ability to maintain cash flow that is adequate to fund operations, support asset growth, maintain reserve requirements and meet present and future obligations of deposit withdrawals, lending obligations and other contractual obligations.
FirstSun (Parent Company)
FirstSun has routine cash needs consisting primarily of operating expenses, debt service, and funds used for acquisitions. FirstSun can obtain funding to meet its obligations from dividends collected from its subsidiaries, primarily the Bank, and through the issuance of varying forms of debt. At December 31, 2022, FirstSun has cash and cash equivalents of $17.3 million and debt outstanding of $84.4 million. Management believes FirstSun has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The Bank may declare dividends without prior regulatory approval that do not exceed the total of retained net income for the current year combined with its retained net income for the preceding two years, subject to maintenance of minimum capital requirements. Prior regulatory approval to pay dividends was not required in 2021 or 2022 and is not currently required. At December 31, 2022, the Bank could pay dividends to FirstSun of approximately $107.0 million without prior regulatory approval. During the year ended December 31, 2022, the Bank paid a dividend of $8.0 million to FirstSun. During the year ended December 31, 2022, Logia paid a dividend of $0.7 million to FirstSun.

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
At December 31, 2022, our liquid assets, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $307.9 million, or 4.1% of total assets, compared to $583.0 million, or 10.3% of total assets, at December 31, 2021. The decrease in our liquid assets was primarily due to a decrease in cash held at the Federal Reserve. Our available-for-sale securities at December 31, 2022 were $537.0 million, or 7.2% of total assets, compared to $572.5 million, or 10.1% of total assets, at December 31, 2021. Investment securities with an aggregate carrying value of $428.7 million and $465.7 million at December 31, 2022 and December 31, 2021, respectively, were pledged to secure public deposits and repurchase agreements. The decrease in our pledged securities was primarily due to changes in public deposits and repurchase agreements.
The liability portion of our balance sheet serves as a primary source of liquidity. We plan to meet our future cash needs primarily through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At December 31, 2022, net loans as a percentage of customer deposits were 102.5%, compared with 83.2% at December 31, 2021. For additional information related to our deposits, see Deposits section above. We are also a member of the FHLB, from which we can borrow for leverage or liquidity purposes. The FHLB requires that securities and qualifying loans be pledged to secure any advances. At December 31, 2022, we had $643.9 million in advances from the FHLB and a remaining credit availability of $357.0 million. In addition, we maintain a $6.1 million line with the Federal Reserve Bank’s discount window that is secured by certain loans from our loan portfolio, and have unused lines-of-credit with certain other financial institutions totaling $330.0 million as of December 31, 2022.
Management believes the Bank has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Capital
Stockholders’ equity at December 31, 2022 was $774.5 million, compared to $524.0 million at 2021, an increase of $250.5 million, or 47.8%. The increase in stockholders’ equity relates primarily to the value of the common shares issued to the Pioneer shareholders in our Merger with Pioneer on April 1, 2022, and net income for the year ended December 31, 2022, partially offset by a decline in accumulated other comprehensive income (loss), net, for unrealized losses in our available-for-sale securities portfolio resulting from the rising interest rate environment.

Capital Adequacy
We are subject to various regulatory capital requirements administered by the federal banking agencies. Management routinely analyzes our capital to ensure an optimized capital structure. For further information on capital adequacy see Note 19 - Regulatory Capital Matters to the consolidated financial statements.
Material Contractual Obligations, Commitments, and Contingent Liabilities
We have entered into contractual obligations in the normal course of business that involve elements of credit risk, interest rate risk and liquidity risk.
The following table summarizes our material contractual obligations as of December 31, 2022. Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.

(In thousands)	Note Reference	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Deposits:
Deposits without a stated maturity	10	$4,843,040	$4,843,040	$—	$—	$—
Certificates of deposit	10	922,022	639,438	264,141	15,614	2,829
Securities sold under agreements to repurchase	11	36,721	36,721	—	—	—
Short-term debt:
FHLB LOC	12	643,885	643,885	—	—	—
Long-term debt:
FHLB term advances	12	—	—	—	—	—
Convertible notes payable	12	5,456	5,456	—	—	—
Subordinated debt	12	78,919	—	—	—	78,919
Operating leases	25	33,094	7,517	12,366	6,323	6,888
We are party to various derivative contracts as a means to manage the balance sheet and our related exposure to changes in interest rates, to manage our residential real estate loan origination and sale activity, and to provide derivative contracts to our clients. Since the derivative liabilities recorded on the balance sheet change frequently and do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above. Further discussion of derivative instruments is included in Note 8 - Derivative Financial Instruments to the consolidated financial statements.
In the normal course of business, various legal actions and proceedings are pending against us and our affiliates which are incidental to the business in which they are engaged. Further discussion of contingent liabilities is included in Note 24 - Commitments and Contingencies to the consolidated financial statements.
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contractual or notional amounts of those instruments reflect the extent of involvement we have in particular classes of financial instruments. Further discussion of contingent liabilities is included in Note 24 - Commitments and Contingencies to the consolidated financial statements.

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

	% Change in Net Interest Income As of December 31,			% Change in Economic Value of Equity As of December 31,
Changes in Interest Rate (Basis Points)	2022	2021		2022	2021

+300	6.8%	24.9%		(10.3)%	(3.2)%
+200	4.6%	16.9%		(6.8)%	(1.9)%
+100	2.2%	8.4%		(3.5)%	(1.1)%
Base	—%	—%		—%	—%
-100	(0.3)%	(0.6)%		2.8%	1.2%
-200	(4.9)%	N/A	(1)	3.4%	N/A	(1)
-300	(10.5)%	N/A	(1)	3.6%	N/A	(1)
(1) Given the level of market interest rates, these scenarios were not considered to be meaningful as of December 31, 2021.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of FirstSun Capital Bancorp and Subsidiaries
Denver, Colorado
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FirstSun Capital Bancorp and Subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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

Dallas, Texas
March 16, 2023

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Balance Sheets
As of December 31,

(In thousands, except par and share amounts)	2022	2021
Assets
Cash and cash equivalents	$343,526	$668,462
Securities available-for-sale	536,973	572,501
Securities held-to-maturity, fair value of $33,218 and $18,599, respectively	38,901	18,007
Loans held-for-sale, at fair value	57,323	103,939
Loans, net of allowance for loan losses of $65,917 and $47,547, respectively	5,845,915	3,989,576
Mortgage servicing rights, at fair value	74,097	47,392
Premises and equipment, net	87,079	53,147
Other real estate owned and foreclosed assets, net	6,358	5,487
Bank-owned life insurance	77,923	54,858
Restricted equity securities	50,215	16,239
Goodwill	93,483	33,050
Core deposits and other intangible assets, net	15,806	8,250
Accrued interest receivable	28,543	14,761
Deferred tax assets, net	48,355	23,030
Prepaid expenses and other assets	125,825	58,115
Total assets	$7,430,322	$5,666,814

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing accounts	$1,820,490	$1,566,113
Interest-bearing accounts	3,944,572	3,288,835
Total deposits	5,765,062	4,854,948
Securities sold under agreements to repurchase	36,721	92,093
Federal Home Loan Bank advances	643,885	40,000
Convertible notes payable, net	5,355	19,442
Subordinated debt, net	74,880	50,016
Accrued interest payable	5,798	2,369
Accrued expenses and other liabilities	124,085	83,908
Total liabilities	6,655,786	5,142,776

Commitments and contingencies (Note 24)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued or outstanding, respectively	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 24,920,984 and 19,903,342 shares issued; 24,920,984 and 18,346,288 shares outstanding, respectively	2	2
Additional paid-in capital	460,720	261,905
Treasury stock, zero and 1,557,054 shares, respectively	—	(38,148)
Retained earnings	357,797	298,615
Accumulated other comprehensive (loss) income, net	(43,983)	1,664
Total stockholders’ equity	774,536	524,038
Total liabilities and stockholders’ equity	$7,430,322	$5,666,814
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
For the years ended December 31,

(In thousands, except per share amounts)	2022	2021	2020
Interest income:
Interest and fee income on loans:
Taxable	$228,967	$137,669	$120,853
Tax exempt	19,021	21,634	24,402
Interest and dividend income on securities:
Taxable	13,176	7,964	10,089
Tax exempt	9	15	11
Other interest income	5,644	2,072	1,482
Total interest income	266,817	169,354	156,837
Interest expense:
Interest expense on deposits	13,154	8,544	15,642
Interest expense on securities sold under agreements to repurchase	119	59	157
Interest expense on other borrowed funds	11,912	5,518	5,085
Total interest expense	25,185	14,121	20,884
Net interest income	241,632	155,233	135,953
Provision for loan losses	18,050	3,000	23,100
Net interest income after provision for loan losses	223,582	152,233	112,853
Noninterest income:
Service charges on deposit accounts	18,211	12,504	9,630
Credit and debit card fees	11,511	9,596	7,994
Trust and investment advisory fees	6,806	7,795	5,201
Income from mortgage banking services, net	46,285	86,410	122,174
Gain on sales of available-for-sale securities, net	—	—	153
Gain on other real estate owned and foreclosed assets activity, net	164	766	148
Other noninterest income	6,589	7,173	3,085
Total noninterest income	89,566	124,244	148,385
Noninterest expense:
Salary and employee benefits	134,359	151,926	139,980
Occupancy and equipment	30,509	26,565	26,716
Amortization of intangible assets	4,215	1,417	1,485
Merger related expenses	18,751	3,085	—
Other noninterest expenses	51,292	41,642	35,892
Total noninterest expense	239,126	224,635	204,073
Income before income taxes	74,022	51,842	57,165
Provision for income taxes	14,840	8,678	9,580
Net income	$59,182	$43,164	$47,585
Other comprehensive income (loss), net of tax:
(Loss) gain on securities available-for-sale	(47,821)	(7,455)	7,261
Gain on fair value hedges of securities available-for-sale	2,174	—	—
Other comprehensive (loss) income, net of tax	(45,647)	(7,455)	7,261
Comprehensive income	$13,535	$35,709	$54,846

Earnings per share:
Net income available to common stockholders	$59,182	$43,164	$47,585
Basic	$2.55	$2.36	$2.60
Diluted	$2.48	$2.30	$2.58
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the years ended December 31,

(in thousands, except share amounts)	Issued shares of common stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance as of January 1, 2020	19,878,713	$2	$257,181	$(36,706)	$207,866	$1,858	$430,201
Issuance of treasury stock (100 shares)	—	—	—	2	—	—	2
Stock option exercise (63,844 shares of treasury stock issued)	—	—	—	(1,564)	—	—	(1,564)
Repurchase of common stock through stock repurchase program (4,892 shares)	—	—	(153)	120	—	—	(33)
Share-based compensation, net of forfeitures	—	—	2,335	—	—	—	2,335
Net income	—	—	—	—	47,585	—	47,585
Other comprehensive income	—	—	—	—	—	7,261	7,261
Balance as of December 31, 2020	19,878,713	$2	$259,363	$(38,148)	$255,451	$9,119	$485,787
Issuance of common stock on restricted stock grants	24,629	—	812	—	—	—	812
Share-based compensation, net of forfeitures	—	—	1,730	—	—	—	1,730
Net income	—	—	—	—	43,164	—	43,164
Other comprehensive loss	—	—	—	—	—	(7,455)	(7,455)
Balance as of December 31, 2021	19,903,342	$2	$261,905	$(38,148)	$298,615	$1,664	$524,038
Merger with Pioneer Bancshares, Inc. (issuance of treasury stock 1,557,054 shares)	4,910,412	—	197,946	38,148	—	—	236,094
Issuance of common stock on restricted stock grants	11,344	—	270	—	—	—	270
Stock option exercises	95,886	—	(579)	—	—	—	(579)
Share-based compensation, net of forfeitures	—	—	1,178	—	—	—	1,178
Net income	—	—	—	—	59,182	—	59,182
Other comprehensive loss	—	—	—	—	—	(45,647)	(45,647)
Balance as of December 31, 2022	24,920,984	$2	$460,720	$—	$357,797	$(43,983)	$774,536
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31,

(In thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$59,182	$43,164	$47,585
Adjustments to reconcile income to net cash provided by operating activities:
Provision for loan losses	18,050	3,000	23,100
Depreciation	7,118	6,118	6,004
Deferred tax expense	9,203	3,145	(3,377)
Amortization of net premium on securities	2,076	3,399	4,180
Accretion of net discount on acquired loans	(1,308)	(1,142)	(3,766)
Amortization of deferred loan origination fees and costs	1,182	617	8,811
Amortization of core deposits and other intangible assets	4,215	1,417	1,485
Net amortization of lease marks	—	—	83
Amortization of software implementation costs	835	1,063	1,028
Amortization of premium on acquired deposits	(1,052)	(45)	(151)
Accretion of discount on subordinated debt	254	256	258
Amortization of issuance costs on subordinated debt	145	93	45
Accretion of discount on convertible notes payable	1,131	746	752
Accretion of discount (amortization of premium) on Federal Home Loan Bank advances	76	—	(165)
Increase in cash surrender value of bank-owned life insurance	(1,682)	(1,276)	(1,283)
Impairment of premises and equipment	720	—	678
Impairment of other real estate owned and foreclosed assets	94	217	418
Federal Home Loan Bank stock dividends	(712)	(407)	(468)
Share-based compensation expense	1,448	2,998	2,335
(Increase) decrease in fair value of mortgage servicing rights	(12,418)	5,606	22,280
Net gain on sales of available-for-sale securities	—	—	(153)
Net loss on sales of loans held-for-investment	—	701	1,180
Net loss on disposal of premises and equipment	86	76	519
Net gain on other real estate owned and foreclosed assets activity	(164)	(824)	(320)
Net gain on sales of loans held-for-sale	(11,782)	(61,403)	(74,642)
Origination of loans held-for-sale	(1,090,759)	(2,165,255)	(2,471,066)
Proceeds from sales of loans held-for-sale	1,137,793	2,292,828	2,422,778
Changes in operating assets and liabilities:
Lease right-of-use assets	3,282	—	—
Accrued interest receivable	(9,835)	655	(2,862)
Prepaid expenses and other assets	(22,992)	(6,769)	(17,116)
Accrued interest payable	3,022	(223)	398
Accrued expenses and other liabilities	(293)	(15,646)	30,905
Net cash provided by (used in) operating activities	$96,915	$113,109	$(547)
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Cash Flows (continued)
For the years ended December 31,

(In thousands)	2022	2021	2020
Cash flows from operating activities: (previous page)	$96,915	$113,109	$(547)

Cash flows from investing activities:
Cash acquired in excess of cash paid in connection with Pioneer Merger	444,542	—	—
Net cash paid for acquisition	—	—	(7,019)
Purchases of held-to-maturity securities	(335)	—	—
Proceeds from maturities of held-to-maturity securities	3,626	13,835	24,433
Purchases of available-for-sale securities	(66,606)	(248,736)	(101,812)
Proceeds from sale or maturities of available-for-sale securities	170,410	131,899	185,704
Loan originations, net of repayments	(1,064,293)	(215,281)	(863,138)
Proceeds from the sale of loans held-for-sale previously classified as held-for-investment	—	18,544	97,832
Purchases of premises and equipment	(2,196)	(3,455)	(6,155)
Proceeds from the sale of premises and equipment	2	5	2,945
Proceeds from sales of other real estate owned and foreclosed assets	867	2,089	6,729
Purchases of restricted equity securities	(39,785)	(57)	(8,704)
Proceeds from the sale or redemption of restricted equity securities	15,842	7,400	6,431
Purchase of other investments	(939)	(686)	(155)
Proceeds from the sale or redemption of other investments	745	519	1
Net cash used in investing activities	(538,120)	(293,924)	(662,908)

Cash flows from financing activities:
Net change in deposits	(280,914)	701,444	663,750
Net change in securities sold under agreements to repurchase	(55,372)	(23,278)	47,261
Proceeds from Federal Home Loan Bank advances	760,885	—	1,159,000
Repayments of Federal Home Loan Bank advances	(317,000)	(30,411)	(1,180,581)
Repayments of other borrowings	—	—	(6,000)
Proceeds from subordinated debt, net	24,466	—	39,067
Proceeds from issuance of common stock, net of issuance costs	(579)	(456)	—
Issuance of treasury stock	—	—	(31)
Purchase of treasury stock	—	—	(1,564)
Repayments of convertible notes payable	(15,217)	—	—
Net cash provided by financing activities	116,269	647,299	720,902
Net (decrease) increase in cash and cash equivalents	(324,936)	466,484	57,447
Cash and cash equivalents, beginning of period	668,462	201,978	144,531
Cash and cash equivalents, end of period	$343,526	$668,462	$201,978

Supplemental disclosures of cash flow information:
Interest paid on deposits	$12,040	$8,753	$16,481
Interest paid on borrowed funds	$14,118	$5,667	$5,529
Cash paid for income taxes, net	$6,183	$6,601	$8,003
Non-cash investing and financing activities:
Assets acquired from Merger with Pioneer Bancshares, Inc.	$1,085,506	$—	$—
Liabilities assumed from Merger with Pioneer Bancshares, Inc.	$1,354,387	$—	$—
Right-of-use lease assets obtained in exchange for lessee operating lease liabilities	$35,212	$—	$—
Net change in unrealized loss on available-for-sale securities	$(45,647)	$(9,870)	$9,613
Loan charge-offs	$2,587	$4,861	$4,900
Premises and equipment transferred to other real estate owned and foreclosed assets	$338	$1,038	$—
Loans transferred to other real estate owned and foreclosed assets	$1,331	$2,577	$3,110
Other assets transferred to Premises and equipment	$64	$170	$—
Mortgage servicing rights resulting from sale or securitization of mortgage loans	$14,287	$23,854	$22,421
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
b.Nature of Operations - The Bank is headquartered in Denver, Colorado, and primarily operates throughout Texas, Kansas, Colorado, New Mexico and Arizona providing a full range of commercial and consumer banking and financial services to small and medium-sized companies. Its primary deposit products are checking, savings and term certificate accounts. Its primary wealth management and trust products are personal trust and agency accounts, employee benefit and retirement related trust and agency accounts, investment management and advisory agency accounts, and foundation and endowment trust and agency accounts. Its primary lending products are residential mortgage, commercial and consumer loans. Substantially all loans are secured by specific items of collateral, including business assets, consumer assets, and commercial and residential real estate. Commercial loans are generally expected to be repaid from the borrower’s cash flow from operations.
c.Business Combination - On April 1, 2022, FirstSun completed its merger with Pioneer Bancshares, Inc. (“Pioneer”). Under the merger agreement, a wholly-owned subsidiary of FirstSun, FSCB Merger Subsidiary, Inc., merged with and into Pioneer, with Pioneer continuing as the surviving entity and becoming a wholly-owned subsidiary of FirstSun (the “first step Merger”). Immediately after the effective time of the Merger (the “Effective Time”), Pioneer was merged with and into FirstSun, with FirstSun continuing as the surviving entity (the “second step Merger”) (the first step Merger and second step Merger may be collectively referred to as the “Merger”). Immediately following the completion of the second step Merger, Pioneer’s wholly-owned subsidiary, Pioneer Bank, SSB, a Texas state savings bank, was merged with and into the Bank, with the Bank continuing as the surviving bank. Pursuant to the terms of the merger agreement, at the Effective Time, each Pioneer shareholder had the right to receive 1.0443 shares of FirstSun common stock, for each share of Pioneer common stock owned by the shareholder, with cash paid in lieu of fractional shares. Each outstanding share of FirstSun common stock remained outstanding and was unaffected by the Merger. Further information is presented in Note 2- Merger with Pioneer Bancshares, Inc.
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

f.Concentration of Credit Risk - We have a significant concentration in residential real estate and commercial loans within Texas, Kansas, Colorado, New Mexico and Arizona. When necessary, we perform credit evaluations on our customers' financial condition and often request additional guarantees and forms of collateral from our customers. These financial evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, historical payment patterns, cash flow needs and deposit balances (particularly in light of recent developments in the banking industry) and bad debt write-off experience. Declines in the local or statewide economies could have an adverse impact on our borrowers’ financial condition. Specifically, inflation and higher interest rates, along with monetary events, can cause some of our business customers who have greater operating cash needs to draw on their deposits with us to meet expenses. Adverse developments affecting real estate values in one or more of our markets could increase our credit risk associated with our loan portfolio. Additionally, if loans are not repaid according to their terms, the collateral securing the loans, in those cases where real estate serves as the primary collateral, may not have value equal to the amounts owed under the loan. We did not exceed regulatory concentration monitoring levels as of December 31, 2022 or 2021.
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
i.Cash and Cash Equivalents - Cash and cash equivalents include cash, cash items in process of collection, deposits with other financial institutions and federal funds sold. For purposes of the consolidated statements of cash flows, we consider all federal funds sold and interest-bearing deposits at other financial institutions to be cash and cash equivalents, all with original maturities of less than 90 days. Cash held at depository institutions at times may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. Cash deposits are with financial institutions that we believe to be reputable and we do not anticipate realizing any losses from these cash deposits. As of December 31, 2022 and 2021, we have complied with all regulatory cash reserve and clearing requirements. Cash and cash equivalents were as follows as of December 31,:

	2022	2021
Federal Reserve Bank	$247,015	$546,256
Federal Home Loan Bank	1,335	5,582
Other	8,799	65,183
Total cash due from depository institutions	257,149	617,021
Cash on hand and noninterest-bearing accounts	86,377	51,441
Total cash and cash equivalents	$343,526	$668,462

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
TDRs occur when a borrower is experiencing financial difficulty and a concession is granted; such as below market interest rate for the remaining original life of the loan, extension of maturity date, release of collateral, reduction of principal amount or reduction of accrued interest. TDRs are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral less cost to sell. For TDRs that subsequently default, we determine the amount of reserve in accordance with the accounting policy for the allowance for loan losses on loans individually identified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio type and is based on the actual loss history experienced by us. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio type. These economic factors include, but are not limited to, consideration of the following: levels of, and trends in delinquencies, impaired loans, nonaccrual, and adversely classified loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; changes in the quality of the loan review system; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; effects of changes in credit concentrations; and the effects of other external factors such as competition and legal and/or regulatory requirements on the level of estimated credits losses in the Bank’s portfolio.
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
Commercial loans include commercial and industrial loans to commercial and agricultural customers for use in normal business operations to finance working capital needs, equipment and inventory purchases, and other expansion projects. These loans are made primarily in the Bank’s market areas, are underwritten on the basis of the borrower’s ability to service the debt from revenue, and extended under the Bank’s normal credit standards, controls, and monitoring systems. Collateral is often represented by liens on accounts receivable, inventory, equipment, and other forms of general non-real estate business assets. The Bank often obtains some form of credit enhancement through a personal guaranty of the borrower, principals and/or others. The global cash flow capability of commercial loan customers is generally evaluated both at underwriting and during the life of the loan. Commercial loans may involve increased risk due to the expectation that repayments for such loans generally come from the operation of the business activity and those operations may be unsuccessful. A disruption in the operating cash flows from a business, sometimes influenced by events not under the control of the borrower such as changing business environment, changes in regulations and political climate, rising interest rates, unexpected natural events, or competition could also impact the borrower’s capacity to repay the loan. Assets collateralizing commercial loans may also decline in value more quickly than anticipated. Commercial loans require increased underwriting and monitoring to offset these risks, for which the Bank’s systems have been designed to provide.

Commercial Real Estate loans include owner occupied and non-owner occupied commercial real estate mortgage loans to operating commercial and agricultural businesses, and include both loans for long term financing of land and buildings and loans made for the initial development or construction of a commercial real estate project. Commercial Real Estate loans are repaid by cash flow generated by business operations, revenues generated from other business of the borrower, or from other long term financing sources upon completion of development or construction. Commercial Real Estate loans are collateralized by property and may also include credit enhancements through guarantees and collateralization by other assets. The performance of Commercial Real Estate loans may be impacted by negative changes in the real estate market and the underlying collateral value, weakened economic conditions, changing regulations and political climate, rising interest rates, unexpected natural events, and other external factors. Commercial Real Estate loans require specialized underwriting and monitoring to offset these risks, which the Bank’s systems have been designed to provide.
Residential Real Estate loans represent loans to consumers collateralized by a mortgage on a residence and include purchase money, refinancing, secondary mortgages, and home equity loans and lines of credit. Residential Real Estate loans also include purchased mortgage loan pools serviced by others. General overall economic conditions, and individual economic conditions such as job loss, divorce, illness or personal bankruptcy, and rising interest rates may impact the performance of Residential Real Estate borrowers. The credit quality of Residential Real Estate loans is monitored primarily on the basis of payment delinquency.
Consumer loans include direct consumer installment loans, credit card accounts, overdrafts and other revolving loans. Consumer loans are underwritten using factors such as the borrower’s income and debt levels, credit history, and the value of available collateral. General overall economic conditions, and individual economic conditions such as job loss, divorce, illness or personal bankruptcy, and rising interest rates may impact the performance of Consumer loan borrowers. In case of default, collateral on a Consumer loan may be difficult or expensive to locate and acquire, and collection efforts may not warrant substantial actions other than obtaining a deficiency judgment. The credit quality of Consumer loans is monitored primarily on the basis of payment delinquency.
The Bank utilizes an internal loan risk rating system as a means of underwriting, monitoring credit quality, and identifying both problem and potential problem loans. The Bank’s credit risk management policies, procedures and practices are intended to promote sound lending standards and prudent management of credit risks, providing for sound underwriting, appropriate ongoing monitoring and review, and adherence to policy and regulatory requirements.
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
Restricted equity securities consisted of the following:

	2022	2021
Federal Home Loan Bank stock	$33,137	$6,379
Federal Reserve Bank stock	17,078	9,860
Total restricted equity securities	$50,215	$16,239
s.Goodwill - The excess purchase price of acquired businesses over the fair value of identifiable assets acquired and liabilities assumed is recognized as goodwill. Goodwill is evaluated for impairment on an annual basis, or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. Our evaluation may consist of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. Factors considered in the qualitative assessment include general economic conditions, conditions of the industry and markets in which we operate, regulatory developments, cost factors, and our overall financial performance. We performed our most recent annual goodwill impairment test as of December 31, 2022 and concluded that no impairment existed. No impairment losses have been recognized during the years ended December 31, 2022, 2021 and 2020.
t.Core Deposits and Other Intangible Assets - Core deposits related to the depositor relationship of customers acquired from our business combinations are recognized in the value of core deposits. Our core deposits were valued based on the expected future benefit or earnings capacity attributable to the acquired deposits. These assets have been assigned 10 year lives from the date of acquisition. Other intangible assets include the trade names of First National 1870 and Guardian Mortgage. These trade names provide a source of market recognition to attract potential clients/relationships and retain existing customers. Management has indicated that portions of the business will utilize these trade names into perpetuity; therefore, these trade names have been classified as indefinite-lived assets. Further, we have acquired certain customer relationships relating to wealth management.

These customer relationships have been assigned amortization periods of 10 to 16 years. We have a non-competition agreement for a former employee. This agreement will be fully amortized in 2023.
u.Impairment of Long-lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate an asset may not be recoverable, we estimate the future cash flows expected to result from the use of the asset. If impairment is indicated, an adjustment is made to reduce the carrying amount based on the difference between the future cash flows expected and the carrying amount of the asset. During the years ended December 31, 2022, 2021 and 2020, we recorded impairment of $720, $0 and $678, respectively, of long-lived assets.
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
As required by ASC Topic 815, we record all derivatives on the consolidated balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we do not elect to apply hedge accounting. We do not have any cash flow or foreign currency hedges.
In accordance with the fair value measurement guidance in ASU Topic 2011-04, Fair Value Measurement (Topic 820), we made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
ASU 2018-16, ASU 2020-04, ASU 2021-01, and ASU 2022-06 – In October 2018, the Financial Standards Board, or FASB, issued ASU No. 2018-16 “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting.” ASU 2018-16 adds the SOFR overnight index swap rate to the list of United States (U.S.) benchmark rates eligible for hedge accounting purposes, which is the fourth rate permissible to be used as a U.S. benchmark rate. This guidance is effective for annual and interim periods beginning after December 15, 2018, and we do not expect this guidance to have a material impact on the financial condition or liquidity of the Company. ASU 2020-04 and ASU 2021-01 Reference Rate Reform (Topic 848) were issued on March 12, 2020 and January 7, 2021, respectively, and each provide further guidance on optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships due to the discontinuation of LIBOR. In addition, on March 5, 2021, the International Swaps and Derivatives Association (“ISDA”) issued a statement with an “Index Cessation Event Announcement,” which confirmed the extension of the cessation of LIBOR-referenced rates from December 31, 2021, to June 30, 2023, for certain rate tenors. ASU 2022-06 further defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. We have elected to apply the contract modification guidance included within Topic 848. We have identified all LIBOR exposure and are working to communicate and revise any contracts as necessary. Also, effective December 31, 2021, we are no longer issuing debt indexed to USD-LIBOR.
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
Mortgage Banking Activities - Our mortgage bankers enter into interest rate lock commitments (IRLC) with prospective borrowers. An IRLC represents an agreement to purchase loans from a third-party originator or an agreement to extend credit to a mortgage applicant, whereby the interest rate is set prior to funding. The loan commitment binds us (subject to the loan approval process) to fund the loan at the specified rate, regardless of whether interest rates have changed between the commitment date and the loan funding date. Outstanding interest rate lock commitments are subject to interest rate risk and related price risk during the period from the date of the commitment through the loan funding date or expiration date. The borrower is not obligated to obtain the loan; thus, we are subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLC. Our interest rate exposure on these derivative loan commitments is hedged with forward sales of mortgage-based securities as described below. Our IRLCs are carried at fair value in accordance with ASC Topic 815, and recorded at fair value in prepaid expenses and other assets on our consolidated balance sheets. ASC Topic 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair values of IRLCs are based on the fair value of the related mortgage loans which is based upon observable market data. The initial and subsequent changes in value of IRLCs are recorded as a component of income from mortgage banking services, net, in our consolidated statements of income and comprehensive income.
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
y.Lease Commitments - We determines if an arrangement is a lease or contains a lease at inception. Leases result in the recognition of right of use (“ROU”) assets and lease liabilities on the Consolidated Balance Sheets. ROU assets represent the right to use an underlying asset for the lease term and are included in prepaid expenses and other assets in our Consolidated Balance Sheets. Lease liabilities represent the obligation to make lease payments arising from the lease, measured on a discounted basis, and are included in accrued expenses and other liabilities in our Consolidated Balance Sheets. We determine lease classification as operating or finance at the lease commencement date. We combine lease and non-lease components, such as common area and other maintenance costs, in calculating the ROU assets and lease liabilities for our office buildings.
At lease inception, the lease liability is measured at the present value of the lease payments over the lease term. The ROU asset equals the lease liability adjusted for any initial direct costs, prepaid or deferred rent, and lease incentives. We use the implicit rate when readily determinable, however, as most of the leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date, which is based on our collateralized borrowing capabilities over a similar term as the related lease payments.
The lease term may include options to extend or to terminate the lease that we are reasonably certain to exercise. Lease expense is generally recognized on a straight-line basis over the lease term.
We have elected not to record leases with an initial term of 12 months or less on the Consolidated Balance Sheets. Lease expense on such leases is recognized on a straight-line basis over the lease term. Further information is presented in Note 25 - Lease Commitments.
z.Revenue Recognition - Noninterest income within the scope of ASC Topic 606, Revenue From Contracts With Customers is recognized by us when performance obligations, under the terms of the contract, are satisfied. This income is measured as the amount of consideration expected to be received in exchange for the providing of services. The majority of our applicable noninterest income continues to be recognized at the time when services are provided to our customers. Further information is presented in Note 26 - Revenue from Contracts with Customers.
aa.Advertising - Advertising costs are expensed as incurred and recorded within other noninterest expense.
ab.Earnings Per Share - Basic and diluted earnings per share are computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during each period.
ac.Share-Based Compensation - Compensation cost is recognized for stock options, non-vested restricted stock awards/stock units, and performance share units issued to employees and directors, based on the fair value of these awards at the date of the grant. A Black-Scholes model is utilized to estimate the fair value of stock options. The fair value of non-vested stock awards/stock units and performance share units is generally the market price of our stock on the date of grant.
Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. We recognize forfeitures as they occur.
ad.Retirement Plan - We have an employee savings plan and trust (the Plan) which qualifies under Section 401(k) of the Internal Revenue Service Code. The Bank’s Trust and Wealth Management department is the Trustee. Substantially all of our full-time employees are eligible to participate in the Plan. Eligible employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. Additional contributions are allowed per the Internal Revenue Service Code for participants who have attained age 50 before the end of the Plan year. We make a matching contribution for each eligible participant equal to 100% of the participant’s elective deferrals which does not exceed 6% of the participant’s compensation. Participants are immediately vested in the matching contribution. Matching contributions to the Plan charged to salary and employee benefits amounted to $5.2 million, $4.9 million and $4.4 million in 2022, 2021 and 2020, respectively.

ae.Income Taxes - The Company files a consolidated federal income tax return. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards; deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities for subsequent changes in tax rates are recognized in income in the period that includes the tax rate changes.
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
af.Comprehensive income - Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale and designated fair value hedges, net of tax, which are recognized as a separate component of equity.
ag.Loss Contingencies - Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on these consolidated financial statements.
ah.Risks and Uncertainties - In the normal course of business, companies in the banking and mortgage industries encounter certain economic and regulatory risks. Economic risks include prepayment risk, market risk, interest rate risk, and credit risk. We are subject to interest rate risk to the extent that in a rising interest rate environment, we may experience a decrease in loan production, as well as decreases in the value of mortgage loans held-for-sale and in commitments to originate loans, which may adversely impact our earnings. Credit risk is the risk of default that may result from the borrowers’ inability or unwillingness to make contractually required payments.
We generally sell loans to investors without recourse; therefore, the investors have assumed the risk of loss or default by the borrower. However, we are usually required by these investors to make certain standard representations and warranties relating to credit information, loan documentation, and collateral. To the extent that we do not comply with such representations, or there are early payment defaults, we may be required to repurchase the loans or indemnify these investors for any losses from borrower defaults. In addition, if loans pay off within a specified time frame, we may be required to refund a portion of the sales proceeds to the investors. We have established reserves for potential losses related to these representations and warranties which is recorded within accrued expenses and other liabilities. In assessing the adequacy of the reserve, we evaluate various factors including actual write-offs during the period, historical loss experience, known delinquent and other problem loans, and economic trends and conditions in the industry. Further information is presented in Note 24 - Commitments and Contingencies.
ai.Equity - Treasury stock is carried at cost.
Dividend Restriction - Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Parent Company or by the Parent Company to stockholders.
aj.Adoption of New Accounting Standards and Change in Accounting Principle - As an “emerging growth company” under Section 107 of the JOBS Act, we can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, we can delay the adoption of certain accounting standards until those standards would otherwise apply to non-public business entities. We intend to take advantage of the benefits of this extended transition period for an “emerging growth company” for as long as it is available to us. For standards that we have delayed adoption, we may lack comparability to other companies who have adopted such standards.
On January 1, 2022, we adopted certain accounting standard updates related to accounting for leases, primarily Accounting Standards Update ASU 2016-02, Leases (Topic 842) and subsequent updates. Among other things, these updates require lessees to recognize a lease liability, measured on a discounted basis, related to the lessee's obligation to make lease payments arising under a lease contract; and a right-of-use asset related to the lessee’s right to use, or control the use of, a specified asset for the lease term. The updates did not significantly change lease accounting requirements applicable to lessors and did not significantly impact our financial statements in relation to contracts whereby we act as a lessor. We adopted the updates using the comparatives under ASC 840 transition method, which applies Topic 842 at the beginning of the period in which it is adopted and recognized right-of-use lease assets and related lease liabilities totaling $35.2 million and $38.5 million, respectively, as of January 1, 2022. Prior period amounts have not been adjusted in connection with the adoption of this standard. We elected to apply certain practical adoption expedients provided under the updates whereby we did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We did not elect to apply the recognition requirements of the updates to any short-term leases. Further information is presented in Note 25 - Lease Commitments.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance eases the potential burden in accounting for reference rate reform. The amendments are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The new guidance provides the following optional expedients that reduce costs and complexity of accounting for reference rate reform: Simplify accounting analysis for contract modifications; Allow hedging relationships to continue without de-designation if there are qualifying changes in critical terms of an existing hedging relationship due to reference rate reform; Allow change in the systematic and rational method used to recognize in earnings the components excluded from the assessment of hedge effectiveness; Allow a change in the designated benchmark interest rate to a different eligible benchmark interest rate in a fair value hedging relationship; Allow the shortcut method for a fair value hedging relationship to continue for the remainder of the hedging relationship; Simplify the assessment of hedge effectiveness and provide temporary optional expedients for cash flow hedging relationships affected by reference rate reform; and allow a one-time election to sell or transfer debt securities classified as held-to-maturity that reference a rate affected by reference rate reform and are classified as held-to-maturity before January 1, 2020. The amendments are effective for all entities from the beginning of an interim period that includes the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2024. We have elected to apply the contract modification guidance included within ASC 848. We have identified all LIBOR exposure and are working to communicate and revise any contracts as necessary.
ak.Recent Accounting Pronouncements - We are finalizing our implementation of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). As of December 31, 2022, we have performed several parallel runs and completed external model validations of our modeling framework and our probability of default and loss given default internal loan risk rating framework. We have completed the design and implementation of our controls over the new allowance model framework and are finishing the testing of the related operating controls. The results of our most recent parallel run have indicated the initial adoption of ASU 2016-13 to be not material to our consolidated balance sheet. The expected increase in our allowance for loan losses is a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets; however, we do not expect these allowances to be material. Additionally, the adoption of ASU 2016-13 is not expected to have a significant impact on our regulatory capital ratios and we intend to utilize the three year CECL transition provision. The impact of adoption on January 1, 2023 is influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of that date, notwithstanding any further refinements to our expected credit loss models.

NOTE 2 - Merger with Pioneer Bancshares, Inc.
As described under the title “Business Combination” in Note 1 - Basis of Presentation, Description of Business and Summary of Significant Accounting Policies, we completed our merger with Pioneer on April 1, 2022. We accounted for the Pioneer merger under the acquisition method in accordance with ASC Topic 805, Business Combinations. Accordingly, the purchase price was allocated to the fair value of the assets acquired, including identifiable intangible assets, and the liabilities assumed as of the closing date of the merger. Goodwill resulting from the difference between the fair value of the assets acquired and the fair value of the liabilities assumed is not amortizable for book or tax purposes. This goodwill resulted from the combination of expected operational synergies, the increase in our market share in Texas and other factors. Although the merger was nontaxable, the merger gave rise to certain temporary differences for which deferred taxes have been recognized. The results of operations for the Pioneer merger have been included in our consolidated financial results beginning on the April 1, 2022 closing date.
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
Fair Value
We recorded the estimated fair value of assets acquired and liabilities assumed based on initial valuations at April 1, 2022. The determination of estimated fair value required management to make assumptions related to discount rates, expected future cash flows, market conditions and other future events that are subjective in nature and may require adjustments. As of December 31, 2022, we do not expect any changes to our fair value estimates.
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
Supplemental pro forma information
The following unaudited pro forma summary presents consolidated information of FirstSun as if the business combination had occurred on January 1, 2021.

	(Unaudited) Pro forma for the years ended December 31,
	2022	2021
Net interest income	$251,783	$201,501
Provision for loan losses	17,200	350
Net interest income after provision for loan losses	234,583	201,151
Noninterest income	90,993	129,373
Noninterest expenses	229,307	258,544
Income before income taxes	96,269	71,980
Provision for income taxes	19,508	13,413
Net income	$76,761	$58,567
Earnings per share:
Net income available to common stockholders	$76,761	$58,567
Basic	$3.09	$2.36
Diluted	$3.01	$2.30
The unaudited pro forma amounts for these periods includes adjustments for interest income on loans and investment securities acquired, amortization of intangibles arising from the transaction, adjustments for interest expense on deposits and Federal Home Loan bank advances acquired, adjustments for merger related expenses incurred, and the related income tax effects of all these items and the income tax costs or benefits derived from the income or loss before taxes of Pioneer. The unaudited pro forma amounts are not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

NOTE 3 - Securities
The amortized cost, gross unrealized gains and losses, and fair values of available-for-sale and held-to-maturity debt securities by type follows as of December 31,:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2022
Available-for-sale:
U.S. treasury	$62,010	$—	$(5,361)	$56,649
U.S. agency	2,881	—	(47)	2,834
Obligations of states and political subdivisions	29,897	—	(4,998)	24,899
Mortgage backed - residential	129,955	6	(13,826)	116,135
Collateralized mortgage obligations	225,559	—	(21,294)	204,265
Mortgage backed - commercial	130,997	—	(13,661)	117,336
Other debt	16,774	—	(1,919)	14,855
Total available-for-sale	$598,073	$6	$(61,106)	$536,973
Held-to-maturity:
Obligations of states and political subdivisions	$25,378	$5	$(4,891)	$20,492
Mortgage backed - residential	8,705	4	(511)	8,198
Collateralized mortgage obligations	4,818	—	(290)	4,528
Total held-to-maturity	$38,901	$9	$(5,692)	$33,218
2021
Available-for-sale:
U.S. treasury	35,400	—	(215)	35,185
U.S. agency	$6,019	$—	$(100)	$5,919
Obligations of states and political subdivisions	3,979	—	(190)	3,789
Mortgage backed - residential	138,297	2,018	(1,638)	138,677
Collateralized mortgage obligations	236,282	1,441	(1,939)	235,784
Mortgage backed - commercial	150,322	3,424	(599)	153,147
Total available-for-sale	$570,299	$6,883	$(4,681)	$572,501
Held-to-maturity:
Obligations of states and political subdivisions	716	25	—	741
Mortgage backed - residential	10,750	390	—	11,140
Collateralized mortgage obligations	6,541	177	—	6,718
Total held-to-maturity	$18,007	$592	$—	$18,599
As of December 31, 2022 and 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Certain debt securities that have gross unrealized losses and have been in a continuous unrealized loss position for more than one year follows as of December 31,:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Number of Securities
2022
Available-for-sale:
U.S. treasury	$25,702	$(967)	$30,947	$(4,394)	$56,649	$(5,361)	10
U.S. agency	—	—	2,834	(47)	2,834	(47)	7
Obligations of states and political subdivisions	21,676	(3,784)	2,753	(1,214)	24,429	(4,998)	18
Mortgage backed - residential	51,921	(2,939)	63,691	(10,887)	115,612	(13,826)	87
Collateralized mortgage obligations	111,360	(4,631)	92,905	(16,663)	204,265	(21,294)	66
Mortgage backed - commercial	70,710	(6,475)	46,626	(7,186)	117,336	(13,661)	22
Other debt	14,855	(1,919)	—	—	14,855	(1,919)	9
Total available-for-sale	$296,224	$(20,715)	$239,756	$(40,391)	$535,980	$(61,106)	219
Held-to-maturity:
Obligations of states and political subdivisions	$20,153	$(4,891)	$—	$—	$20,153	$(4,891)	8
Mortgage backed - residential	7,993	(511)	—	—	7,993	(511)	10
Collateralized mortgage obligations	4,127	(275)	401	(15)	4,528	(290)	5
Total held-to-maturity	$32,273	$(5,677)	$401	$(15)	$32,674	$(5,692)	23

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Number of Securities
2021
Available-for-sale:
U.S. treasury	$35,185	$(215)	$—	$—	$35,185	$(215)	4
U.S. agency	—	—	5,919	(100)	5,919	(100)	7
Obligations of states and political subdivisions	3,232	(190)	—	—	3,232	(190)	2
Mortgage backed - residential	51,616	(530)	25,246	(1,108)	76,862	(1,638)	17
Collateralized mortgage obligations	115,877	(1,938)	193	(1)	116,070	(1,939)	16
Mortgage backed - commercial	32,872	(581)	24,170	(18)	57,042	(599)	5
Total available-for-sale	$238,782	$(3,454)	$55,528	$(1,227)	$294,310	$(4,681)	51
There were no held-to-maturity securities in an unrealized loss position as of December 31, 2021.
Estimated fair value is less than amortized cost primarily because of general economic conditions unrelated to the specific issuer. At December 31, 2022 and 2021, management does not believe these securities are other than temporarily impaired for the following reasons: no significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the issuer; no significant adverse change in the regulatory, economic, or technological environment of the issuer; and no significant adverse change in the general market condition of either the geographic area or the industry in which the issuer operates. Management has the ability and intends to hold these securities and it is likely that management will not be required to sell the securities prior to maturity or until such time as the full amount of investment principal will be returned.
The amortized cost and fair value of our debt securities by contractual maturity as of December 31, 2022 are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or earlier redemptions that may occur.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due within 1 year	$3,528	$3,452
Due after 1 year through 5 years	44,335	42,615
Due after 5 years through 10 years	172,918	154,260
Due after 10 years	377,292	336,646
Total available-for-sale	$598,073	$536,973
Held-to-maturity:
Due after 1 year through 5 years	$1,154	$1,117
Due after 5 years through 10 years	822	800
Due after 10 years	36,925	31,301
Total held-to-maturity	$38,901	$33,218
Securities with a carrying value of $428,721 and $465,665 were pledged to secure public deposits, securities sold under agreements to repurchase and borrowed funds at December 31, 2022 and 2021, respectively.
The proceeds from sales and calls of securities for the year ended December 31, 2022 was $81,016. For the year ended December 31, 2022 there were no gross investment gains or losses resulting from the sale of securities. There were no proceeds from sales and calls of securities for the year ended December 31, 2021. For the year ended December 31, 2020, we recognized gross investment gains of $446 and gross investment losses of $293, resulting from the sale of securities.

NOTE 4 - Loans
Loans held-for-investment consist of the following as of December 31,:

	2022	2021
Commercial	$3,025,074	$2,414,787
Commercial real estate	1,753,360	1,176,973
Residential real estate	1,106,793	437,116
Consumer	43,706	17,766
Total loans	5,928,933	4,046,642
Deferred costs, fees, premiums, and discounts, net	(17,101)	(9,519)
Allowance for loan losses	(65,917)	(47,547)
Total loans, net	$5,845,915	$3,989,576
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. A provision in the CARES Act created the Paycheck Protection Program (PPP), a program administered by the Small Business Administration (“SBA”) to provide loans to small business during the COVID-19 pandemic. As of December 31, 2022 and 2021, we had $4,391 and $68,401 of PPP loans outstanding and deferred processing fees outstanding of $39 and $1,652, respectively. PPP loans are classified as Commercial loans in the consolidated financial statements. No allowance for loan losses has been recognized for PPP loans as such loans are guaranteed by the SBA.
The following table presents the activity in the allowance for loan losses by portfolio type for the years ended December 31,:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
2022
Allowance for loan losses:
Balance, beginning of period	$33,277	$12,899	$1,136	$235	$47,547
Provision for loan losses	9,655	6,082	2,114	199	18,050
Loans charged off	(2,321)	—	(122)	(144)	(2,587)
Recoveries	2,236	388	221	62	2,907
Balance, end of period	$42,847	$19,369	$3,349	$352	$65,917
2021
Allowance for loan losses:
Balance, beginning of period	$32,009	$13,863	$1,606	$288	$47,766
Provision (benefit) for loan losses	4,017	(617)	(452)	52	3,000
Loans charged off	(4,296)	(375)	(42)	(148)	(4,861)
Recoveries	1,547	28	24	43	1,642
Balance, end of period	$33,277	$12,899	$1,136	$235	$47,547
2020
Allowance for loan losses:
Balance, beginning of period	$17,509	$9,645	$1,056	$336	$28,546
Provision for loan losses	17,979	4,527	474	120	23,100
Loans charged off	(4,064)	(581)	(39)	(216)	(4,900)
Recoveries	585	272	115	48	1,020
Balance, end of period	$32,009	$13,863	$1,606	$288	$47,766

The following table presents the balance in the allowance for loan losses and the recorded investment by portfolio type based on impairment method for the years ended December 31,:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
2022
Loans:
Individually evaluated for impairment	$14,537	$10,443	$15,739	$91	$40,810
Collectively evaluated for impairment	3,010,537	1,742,917	1,091,054	43,615	5,888,123
Total loans	$3,025,074	$1,753,360	$1,106,793	$43,706	$5,928,933
Allowance for loan losses:
Individually evaluated for impairment	$1,101	$189	$34	$88	$1,412
Collectively evaluated for impairment	41,746	19,180	3,315	264	64,505
Total allowance for loan losses	$42,847	$19,369	$3,349	$352	$65,917
2021
Loans:
Individually evaluated for impairment	$17,460	$4,781	$11,479	$2	$33,722
Collectively evaluated for impairment	2,397,327	1,172,192	425,637	17,764	4,012,920
Total loans	$2,414,787	$1,176,973	$437,116	$17,766	$4,046,642
Allowance for loan losses:
Individually evaluated for impairment	$2,517	$12	$39	$—	$2,568
Collectively evaluated for impairment	30,760	12,887	1,097	235	44,979
Total allowance for loan losses	$33,277	$12,899	$1,136	$235	$47,547

The following table presents information related to impaired loans by class of loans as of December 31,:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment
2022
With no related allowance recorded:
Commercial	$8,401	$8,207	$—	$5,951
Commercial real estate	9,909	9,647	—	4,674
Residential real estate	14,572	14,903	—	9,135
Consumer	—	—	—	—
Total loans with no related allowance recorded	32,882	32,757	—	19,760
With an allowance recorded:
Commercial	6,456	6,330	1,101	4,580
Commercial real estate	796	796	189	265
Residential real estate	1,210	836	34	279
Consumer	93	91	88	29
Total loans with an allowance recorded	8,555	8,053	1,412	5,153
Total impaired loans	$41,437	$40,810	$1,412	$24,913
2021
With no related allowance recorded:
Commercial	$14,619	$13,982	$—	$10,637
Commercial real estate	4,795	4,706	—	3,943
Residential real estate	10,754	10,808	—	7,223
Consumer	3	2	—	3
Total loans with no related allowance recorded	30,171	29,498	—	21,806
With an allowance recorded:
Commercial	3,666	3,478	2,517	2,375
Commercial real estate	124	75	12	57
Residential real estate	665	671	39	462
Total loans with an allowance recorded	4,455	4,224	2,568	2,894
Total impaired loans	$34,626	$33,722	$2,568	$24,700
Interest income recorded on impaired loans was not material for the years ended December 31, 2022, 2021 and 2020.
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
Doubtful - loans are considered “classified” and have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. There were loans totaling $45 categorized as doubtful as of December 31, 2022. There were no loans categorized as doubtful as of December 31, 2021.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.
The following table presents the credit risk profile of our loan portfolio based on our rating categories as of December 31,:

	Non-Classified	Classified	Total
2022
Commercial	$2,969,786	$55,288	$3,025,074
Commercial real estate	1,715,415	37,945	1,753,360
Residential real estate	1,096,108	10,685	1,106,793
Consumer	43,592	114	43,706
Total loans	$5,824,901	$104,032	$5,928,933

2021
Commercial	$2,384,275	$30,512	$2,414,787
Commercial real estate	1,146,673	30,300	1,176,973
Residential real estate	431,033	6,083	437,116
Consumer	17,762	4	17,766
Total loans	$3,979,743	$66,899	$4,046,642
The following table presents our loan portfolio aging analysis as of December 31,:

	Loans Not Past Due	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans Greater than 90 Days Past Due, Still Accruing	Nonaccrual	Total
2022
Commercial	$3,011,872	$2,422	$815	$—	$9,965	$3,025,074
Commercial real estate	1,738,024	6,954	99	—	8,283	1,753,360
Residential real estate	1,077,316	17,237	1,514	98	10,628	1,106,793
Consumer	43,551	60	2	—	93	43,706
Total loans	$5,870,763	$26,673	$2,430	$98	$28,969	$5,928,933
2021
Commercial	$2,392,205	$5,467	$623	$—	$16,492	$2,414,787
Commercial real estate	1,160,244	10,887	—	1,061	4,781	1,176,973
Residential real estate	424,860	5,794	410	—	6,052	437,116
Consumer	17,719	45	—	—	2	17,766
Total loans	$3,995,028	$22,193	$1,033	$1,061	$27,327	$4,046,642
As of December 31, 2022 and 2021, we have a recorded investment in TDRs of $17,086 and $21,699, respectively. We have no commitments to lend additional amounts at December 31, 2022.
The modification of the terms of the loans performed for the years ended December 31, 2022 and 2021 respectively, included rate modifications, extensions of the maturity dates or a permanent reduction of the recorded investment in the loans.

The following table presents loans by class modified as TDRs that occurred during the years ended December 31,:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
2022
Commercial	1	$248	$248
Residential real estate	1	126	126
Consumer	1	72	72
Total	3	$446	$446
2021
Commercial	7	$6,969	$6,969
Commercial real estate	1	2,295	2,295
Residential real estate	4	1,386	1,386
Total	12	$10,650	$10,650
For the years ended December 31, 2022 and 2021 and 2020 the TDRs described above increased the allowance for loan losses by $777, $2,326 and $1,464, respectively. There were no amounts charged-off during the years ended December 31, 2022, 2021 and 2020. For the year ended December 31, 2022, there were loans modified as TDRs totaling $122 for which there was a payment default following the modification.
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
Acquired Loans and Loan Discounts:
Included in the net loan portfolio as of December 31, 2022 and 2021 is a net accretable discount related to loans acquired within our business combinations in the approximate amounts of $10,292 and $571, respectively. The discount is accreted into income on a level-yield basis over the life of the loans.
Loans acquired with evidence of credit quality deterioration at acquisition, for which it was probable that we would not be able to collect all contractual amounts due, were accounted for as purchased credit impaired (“PCI”) loans. The outstanding balance represents the total amount owed, including accrued but unpaid interest, and any amounts previously charged off. The carrying amount of purchased credit impaired loans is not significant as of December 31, 2022 and 2021.

NOTE 5 - Mortgage Servicing Rights
The unpaid principal loan balance of our servicing portfolio is presented in the following table as of December 31,:

	2022	2021
Federal National Mortgage Association	$2,517,434	$2,352,981
Federal Home Loan Mortgage Corporation	1,630,403	1,512,858
Government National Mortgage Association	916,455	759,524
Federal Home Loan Bank	111,699	134,616
Other	1,413	1,853
Total	$5,177,404	$4,761,832
The activity of MSRs carried at fair value is as follows for the years ended December 31,:

	2022	2021	2020

Balance, beginning of period	$47,392	$29,144	$29,003
Additions:
Servicing resulting from transfers of financial assets	14,287	23,854	22,421
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	20,350	6,093	(13,798)
Changes in fair value due to pay-offs, pay-downs, and runoff	(7,932)	(11,699)	(8,482)
Balance, end of period	$74,097	$47,392	$29,144
The following represents the weighted-average key assumptions used to estimate the fair value of MSRs as of December 31,:

	2022	2021	2020

Discount rate	9.85%	9.22%	9.12%
Total prepayment speeds	7.40%	11.52%	16.99%
Cost of servicing each loan	$88/per loan	$85/per loan	$85/per loan
Total servicing and ancillary fees earned from the mortgage servicing portfolio is presented in the following table for the years ended December 31,:

	2022	2021	2020

Servicing fees	$14,675	$12,092	$9,426
Late and ancillary fees	413	433	372
Total	$15,088	$12,525	$9,798

NOTE 6 - Premises and Equipment
A summary of premises and equipment is as follows:

	Estimated Useful Lives	2022	2021
Land	N/A	$18,903	$11,164
Buildings and improvements	5 - 39 years	80,565	50,498
Equipment	3 - 10 years	25,987	30,906
Automobiles	5 years	166	138
Construction in progress	N/A	1,360	827
Premises and equipment		126,981	93,533

Less: Accumulated depreciation		(39,902)	(40,386)
Premises and equipment, net		$87,079	$53,147
For the years ended December 31, 2022, 2021 and 2020, we had depreciation expense of $7,118, $6,118 and $6,004, respectively. Depreciation expense has been included in occupancy and equipment expense in the accompanying consolidated statements of income and comprehensive income.
NOTE 7 - Core Deposits and Other Intangible Assets
Activity in our core deposits and other intangible assets was as follows as of and for the years ended December 31,:

	Indefinite-Lived Assets	Finite Lived Assets
	Tradenames	Core Deposits Intangibles	Customer Relationships	Non-compete Agreements	Total
2022
Balance, beginning of year	$1,800	$4,999	$1,451	$—	$8,250
Additions from Pioneer merger	—	11,327	—	444	11,771
Amortization	—	(3,167)	(703)	(345)	(4,215)
Balance, end of year	$1,800	$13,159	$748	$99	$15,806
2021
Balance, beginning of year	$1,800	$6,211	$1,656	$—	$9,667
Amortization	—	(1,212)	(205)	—	(1,417)
Balance, end of year	$1,800	$4,999	$1,451	$—	$8,250
2020
Balance, beginning of year	$1,800	$7,578	$524	$—	$9,902
Additions	—	—	1,250	—	1,250
Amortization	—	(1,367)	(118)	—	(1,485)
Balance, end of year	$1,800	$6,211	$1,656	$—	$9,667
During the years ended December 31, 2022, 2021 and 2020, there was no indication of impairment of our core deposits and other intangible assets.

Future amortization expense of our core deposits and other intangible assets is as follows:

2023	$3,042
2024	2,605
2025	2,312
2026	2,006
2027	1,142
Thereafter	2,899
Total future amortization	$14,006
NOTE 8 - Derivative Financial Instruments
Banking Derivative Financial Instruments:
We are exposed to changes in the fair value of certain of our fixed-rate assets due to changes in benchmark interest rates. We use interest rate swaps to manage our exposure to changes in fair value on these instruments attributable to changes a designated benchmark interest rate, such as SOFR. Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. The carrying amount of hedged loans receivable and available-for-sale securities as of December 31, 2022 and 2021 was $181,377 and $205,235, respectively. The cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged loans receivable as of December 31, 2022 and 2021 was $(12,752) and $5,614, respectively. The cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged available-for-sale securities as of December 31, 2022 and 2021 was $2,879 and $0, respectively. The hedges were determined to be effective during all periods presented and we expect the hedges to remain effective during their remaining terms.
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

The components of our banking derivative financial instruments consisted of the following as of December 31,:

	Number of Transactions	Expiration Dates	Outstanding Notional	Estimated Fair Value
2022
Derivative financial instruments designated as hedging instruments:
Assets:
Interest Rate Products	32	2028-2036	$201,906	$15,636
Derivative financial instruments not designated as hedging instruments:
Assets:
Interest Rate Products	41	2024-2037	$338,770	$24,615
Other	1	2025	$14,638	$—
Liabilities:
Interest Rate Products	41	2024-2037	$338,770	$24,242
2021
Derivative financial instruments designated as hedging instruments:
Assets:
Interest Rate Products	1	2029	$20,190	$1,213
Liabilities:
Interest Rate Products	12	2022-2029	$179,431	$7,107
Derivative financial instruments not designated as hedging instruments:
Assets:
Interest Rate Products	38	2024-2036	$232,849	$6,923
Liabilities:
Interest Rate Products	38	2024-2036	$232,849	$7,366
We recorded gains and losses on banking derivatives assets as follows for the years ended December 31,:

	2022	2021	2020
Recorded gain (loss) on banking derivative assets	$28,783	$(777)	$6,944
Recorded (loss) gain on banking derivative liabilities	$(27,973)	$1,172	$(7,477)
For the years ended December 31, 2022, 2021 and 2020 our banking derivative financial instruments not designated as hedging instruments generated fee income of $2,152, $2,309 and $3,066, respectively.
Credit-risk-related Contingent Features:
We have agreements with each of our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations.
We also have agreements with our derivative counterparties that contain a provision where if we fail to maintain our status as a well-capitalized institution, then our derivative counterparties have the right, but not the obligation to terminate existing swaps. As of December 31, 2022 and 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $24,677 and $14,882, respectively. As of December 31, 2022 and 2021, we have minimum collateral posting thresholds with our derivative counterparties and have posted collateral of $8,790 and $14,970, respectively. If we had breached any of these provisions at December 31, 2022, we could have been required to settle our obligations under the agreements at their termination value of $24,677.

Mortgage Banking Derivative Financial Instruments:
The components of our mortgage banking derivative financial instruments consisted of the following as of December 31,:

	Expiration Dates	Outstanding Notional	Estimated Fair Value
2022
Derivative financial instruments
Assets:
Forward MBS trades	2023	$85,000	$36
Liabilities:
Forward MBS trades	2023	$21,800	$225
Interest rate lock commitments (IRLC)	2023	$52,533	$60
2021
Derivative financial instruments
Assets:
Forward MBS trades	2022	$450,600	$1,329
Interest rate lock commitments (IRLC)	2022	$142,334	$1,350
Liabilities:
Forward MBS trades	2022	$16,600	$52
We recorded gains and losses on mortgage banking derivatives assets as follows for the years ended December 31,:

	2022	2021	2020
Recorded gain (loss) on mortgage banking derivative assets	$233	$(9,655)	$27,396
Recorded (loss) gain on mortgage banking derivative liabilities	$(15,863)	$246	$(6,984)
NOTE 9 - Prepaid Expenses and Other Assets
The components of prepaid expenses and other assets consisted of the following as of December 31,:

	2022	2021
Derivative financial instruments	$40,287	$10,815
Right-of-use asset on leased property	28,404	—
Loans subject to unilateral repurchase rights - Ginnie Mae	12,224	4,189
Fiserv ATM compensating balance	9,865	10,865
Prepaid expenses	7,691	6,477
CRA investments	2,357	1,528
Federal and state tax receivables, net	1,101	613
Software	1,035	1,263
Artwork	944	1,008
SBA servicing rights	236	—
Other	21,681	21,357
Total prepaid expenses and other assets	$125,825	$58,115
For additional information regarding our right-of-use asset on leased property and adoption of ASU 2016-02, Leases (Topic 842), See Note 25 - Lease Commitments.

NOTE 10 - Deposits
The composition of our deposits is as follows as of December 31,:

	2022	2021
Noninterest-bearing demand deposit accounts	$1,820,490	$1,566,113
Interest-bearing deposit accounts:
Interest-bearing demand accounts	212,357	187,712
Savings accounts and money market accounts	2,759,969	2,757,882
NOW accounts	50,224	19,496
Certificate of deposit accounts:
Less than $100	241,322	147,386
$100 through $250	270,790	103,082
Greater than $250	409,910	73,277
Total interest-bearing deposit accounts	3,944,572	3,288,835
Total deposits	$5,765,062	$4,854,948
The following table summarizes the interest expense incurred on our deposits for the years ended December 31,:

	2022	2021	2020
Interest-bearing deposit accounts:
Interest-bearing demand accounts	$1,637	$379	$420
Savings accounts and money market accounts	7,569	4,752	7,338
NOW accounts	138	377	599
Certificate of deposit accounts	3,810	3,036	7,285
Total interest-bearing deposit accounts	$13,154	$8,544	$15,642
The remaining maturity on certificate of deposit accounts is as follows as of December 31, 2022:

2023	$640,874
2024	173,694
2025	88,795
2026	11,129
2027	4,701
Thereafter	2,829
Total certificate of deposit accounts	$922,022

NOTE 11 - Securities Sold Under Agreements to Repurchase
Information concerning securities sold under agreements to repurchase is as follows as of and for years ended December 31,:

	2022	2021
Amount outstanding at period-end	$36,721	$92,093
Average daily balance during the period	$54,335	$125,867
Average interest rate during the period	0.27%	0.05%
Maximum month-end balance during the period	$70,838	$160,865
Weighted average interest rate at period-end	0.42%	0.05%
At December 31, 2022 and 2021, such agreements were secured by investment and mortgage-related securities with an approximate carrying amount of $48,931 and $108,714, respectively. Pledged securities are maintained by safekeeping agents at the direction of the Bank. Our agreements to repurchase generally mature daily, and are considered to be in an overnight and continuous position.
NOTE 12 - Debt
FHLB advances:
The following is a breakdown of our FHLB advances and other borrowings outstanding as of December 31,:

	2022			2021
	Amount	Rate	Weighted Average Rate	Amount	Rate	Weighted Average Rate
Variable rate line-of-credit advance	$643,885	4.48%	3.91%	$—	N/A	N/A
Fixed rate term advances	$—	N/A	N/A	$40,000	0.91% - 2.59%	1.49%
	$643,885			$40,000
The advances were collateralized by $1,630,939 and $1,180,493 of loans pledged to the FHLB as of December 31, 2022 and December 31, 2021, respectively. All FHLB advances as of December 31, 2022 consisted of overnight borrowings with a maturity of January 1, 2023.
As of December 31, 2022 and December 31, 2021, the Bank had total borrowing capacity with the FHLB that is based on qualified collateral lending values of $1,139,356 and $597,915, respectively. Our additional borrowing availability with the FHLB at December 31, 2022 was $357,042. These borrowings can be in the form of additional term advances or a line-of-credit.
FRB advances:
We also had a $6,065 line-of-credit with the FRB. The agreement bears interest at the Fed Funds target rate and is secured by municipal, agency, mortgage-related and corporate securities. The entire line was available at December 31, 2022.
Other borrowings:
We have lines-of-credit with certain other financial institutions totaling $330,000 as of December 31, 2022. No amounts were drawn on these lines-of-credit in 2022.
Convertible Notes Payable:
As of December 31, 2022 and December 31, 2021, we have issued a total of $5,456 and $20,673, respectively, of convertible notes outstanding with a maturity date of August 31, 2023. The annual interest rate on these convertible notes is 3.29% with quarterly interest payments. With respect to conversion, each $1 (in thousands) principal amount of the convertible notes can be converted to 15.6717 shares of Parent Company common stock at any time until maturity.
As of December 31, 2022 and 2021, the debt discount on the convertible notes totaled $101 and $1,231, respectively. The related accretion for the years ended December 31, 2022, 2021 and 2020 was $1,131, $746 and $752, respectively.

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
We incurred and capitalized $933 of costs related to the issuance of the subordinated notes. As of and for the years ended December 31, 2022, 2021 and 2020, the amortization associated with the debt issuance costs totaled $94, $93 and $45, respectively. Future amortization of the debt issuance costs is expected as follows:

2023	$93
2024	93
2025	93
2026	93
2027	93
Thereafter	236
Total future amortization	$701
Subordinated Note - 2022:
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
We incurred and capitalized $534 of costs related to the issuance of the subordinated note. As of and for the year ended December 31, 2022 the amortization associated with the debt issuance costs totaled $51. Future amortization of the debt issuance costs is expected as follows:

2023	$53
2024	54
2025	54
2026	54
2027	54
Thereafter	214
Total future amortization	$483
Trust preferred securities:
We have issued $9,279 in trust preferred securities through a special-purpose trust, New Mexico Banquest Capital Trust I (“NMBCT I”). In addition, we have issued $4,640 in trust preferred securities through a special purpose trust, New Mexico Banquest Capital Trust II (“NMBCT II”, and together with NMBCT I, collectively referred to as “NMBCT Trusts”). Interest is payable quarterly at a rate of three-month LIBOR plus 3.35% (7.02% and 3.48% as of December 31, 2022 and 2021, respectively) for the trust preferred securities issued through NMBCT I and at a rate of three-month LIBOR plus 2.00% (6.69% and 2.16% as of December 31, 2022 and 2021, respectively) for the trust preferred securities issued through NMBCT II.

This subordinated debt of $13,919 was originally recorded at a discount of $4,293. As of and for the years ended December 31, 2022, 2021 and 2020, accretion associated with the fair value discount totaled $254, $256 and $258, respectively. Future accretion of the valuation discount is expected as follows:

2023	$286
2024	382
2025	271
2026	241
2027	246
Thereafter	1,429
Total future accretion	$2,855
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
NOTE 13 - Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities consisted of the following as of December 31,:

	2022	2021
Lease liability	$31,267	$—
Salary and employee benefits	29,834	31,794
Derivative financial instruments	24,527	14,408
Loans subject to unilateral repurchase rights - Ginnie Mae	12,224	4,189
FRB courtesy inclearings	6,821	11,094
Professional fees	1,757	2,100
Property taxes payable	886	619
MPF servicing principal and interest payable	885	5,568
Lease terminations	—	458
Deferred rent	—	3,170
Other	15,884	10,508
Total accrued expenses and other liabilities	$124,085	$83,908
For additional information regarding our lease liability and adoption of ASU 2016-02, Leases (Topic 842), See Note 25 - Lease Commitments.
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

NOTE 14 - Earnings Per Share
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
The following table sets forth the computation of basic and diluted earnings per share of common stock as of and for the years ended December 31,:

	2022	2021	2020
Net income applicable to common stockholders	$59,182	$43,164	$47,585
Weighted Average Shares
Weighted average common shares outstanding	23,245,598	18,321,794	18,325,630
Effect of dilutive securities
Stock-based awards	592,873	448,991	149,908
Weighted average diluted common shares	23,838,471	18,770,785	18,475,538
Earnings per common share
Basic earnings per common share	$2.55	$2.36	$2.60
Effect of dilutive securities
Stock-based awards	(0.07)	(0.06)	(0.02)
Diluted earnings per common share	$2.48	$2.30	$2.58
Convertible notes payable for 85,500 shares of common stock and stock-based awards for 1,699 shares of common stock were not considered in computing diluted earnings per share for the year ended December 31, 2022, because they were antidilutive. Convertible notes payable for 323,984 shares of common stock were not considered in computing diluted earnings per share for the years ended December 31, 2021 and 2020 because they were antidilutive.
NOTE 15 - Accumulated Other Comprehensive Income
The following table sets forth the components in accumulated other comprehensive income for the years ended December 31,:

	2022	2021	2020
Securities available-for-sale:
Balance, beginning of year	$1,664	$9,119	$1,858
Unrealized (loss) gain	(63,302)	(9,870)	9,766
Income tax effect	15,481	2,415	(2,352)
Net unrealized (loss) gain	(47,821)	(7,455)	7,414
Reclassifications out of AOCI (1)	—	—	(153)
Other comprehensive (loss) income, net of tax	(47,821)	(7,455)	7,261
Balance, end of year	$(46,157)	$1,664	$9,119
Fair value hedges of securities available-for-sale:
Balance, beginning of year	$—	$—	$—
Unrealized gain	2,879	—	—
Income tax effect	(705)	—	—
Net unrealized gain	2,174	—	—
Balance, end of year	$2,174	$—	$—
(1) Reclassifications are reported in noninterest income on the Consolidated Statements of Income and Comprehensive Income

NOTE 16 - Stockholders’ Equity
As of December 31, 2022 and 2021, the Company has 10,000,000 shares of preferred stock authorized, $0.0001 par value, of which none were issued or outstanding, respectively.
As of December 31, 2022 and 2021, the Company has 50,000,000 shares of common stock authorized, $0.0001 par value, of which 24,920,984 and 19,903,342 shares were issued and 24,920,984 and 18,346,288 shares were outstanding, respectively.
Treasury stock:
Activity in treasury stock is as follows for the years ended December 31,:

	2022		2021
	Shares	Amount	Shares	Amount
Balance, beginning of year	1,557,054	$38,148	1,557,054	$38,148
Purchases	—	—	—	—
Issuances	(1,557,054)	(38,148)	—	—
Balance, end of year	—	$—	1,557,054	$38,148
All purchases were in conjunction with the stock repurchase program that expired in 2021, and shares were held-in-treasury at $24.50 per share.
Dividends:
Dividends paid by the Company, if any, are substantially provided from Bank dividends. The Bank may declare dividends without prior regulatory approval that do not exceed the total of retained net income for the current year combined with its retained net income for the preceding two years, subject to maintenance of minimum capital requirements. The Bank did not declare or pay any dividends in 2021 or 2020. During 2022, the Bank paid a dividend of $8,000 to the Parent Company. During 2022, Logia paid dividends totaling $700 to the Parent Company. The Parent Company did not declare or pay any dividend in 2022, 2021 or 2020.
Equity Incentive Plan:
We have established the FirstSun Capital Bancorp 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan provides for the grant of stock options, stock appreciation rights, restricted stock and other stock awards to its employees, directors and consultants for up to 1,977,292 shares of FirstSun common stock in the aggregate.
Additionally, we established the FirstSun Capital Bancorp 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock and other stock awards to its employees, directors and consultants for up to 2,476,571 shares of FirstSun common stock in the aggregate. Last, we established the FirstSun Capital Bancorp Long-Term Incentive Plan (“LTIP”), which became effective April 1, 2022. The LTIP is intended to qualify as a “top-hat” plan under ERISA that is unfunded and provides benefits only to a select group of management or highly compensated employees of FirstSun or the Bank. The equity component of awards under the LTIP are issued from the 2021 Plan.
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

There were no option awards granted during the year ended December 31, 2022. A summary of the assumptions is as follows at December 31,:

	2021	2020
Expected volatility	33.00%	33.00%
Expected term (in years)	6.25	6.25
Expected dividends	—%	—%
Risk-free rate	1.11%	0.49%
The following table presents a summary of stock option activity under the 2017 Plan, and changes during the years ended December 31,:

	Shares	Weighted-Average Exercise Price, per Share	Weighted-Average Remaining Contractual Term (years)
2022
Outstanding, beginning of period	1,412,900	$20.19
Exercised	(104,985)	19.72
Granted	—	—
Forfeited	—	—
Outstanding, end of period	1,307,915	$20.23	5.26
Options vested or expected to vest	1,307,915	$20.23
Options exercisable, end of period	1,191,032	$20.03	5.05

2021
Outstanding, beginning of period	1,428,940	$19.97
Granted	26,336	32.54
Forfeited	(42,376)	20.33
Outstanding, end of period	1,412,900	$20.19	6.46
Options vested or expected to vest	1,412,900	$20.19
Options exercisable, end of period	1,166,887	$19.89	6.13
At December 31, 2022, there was $600 of total unrecognized compensation cost related to non-vested stock options granted under the 2017 Plan. The unrecognized compensation cost at December 31, 2022 is expected to be recognized over the following 2.42 years. At December 31, 2022 and 2021, the intrinsic value of the stock options was $21,216 and $18,042, respectively.
In May 2022, we issued 11,344 shares of restricted stock from the 2021 Plan that will fully vest in May 2023. The grant date fair value of the award was $405. At December 31, 2022, there was $236 of total unrecognized compensation cost related to the non-vested restricted stock.
In May 2022, we issued performance-based restricted stock under the LTIP that, subject to the achievement of performance conditions, will fully vest in April 2025. At December 31, 2022, we determined it is probable that 69,261 shares will be issued based upon the probability that the performance conditions will be achieved. At December 31, 2022, there was $1,853 of total unrecognized compensation cost related to the non-vested restricted stock granted under the 2021 Plan.
For the years ended December 31, 2022, 2021 and 2020 we recorded total compensation cost of $1,448, $2,998 and $2,335, respectively, related to the 2017 and 2021 Plans.

In conjunction with the Pioneer merger, we assumed certain options that had been granted under Pioneer’s option plans. All assumed options were fully vested and exercisable. No further options will be granted under the Pioneer plans. The following table presents options assumed in the Pioneer merger and the activity from merger date through December 31, 2022:

	Shares	Weighted-Average Exercise Price, per Share	Weighted-Average Remaining Contractual Term (years)
December 31, 2022
Outstanding, beginning of period	—	$—
Options assumed from Pioneer Bancshares, Inc.	431,645	23.32
Exercised	(259,890)	23.40
Forfeited	(1,044)	24.90
Outstanding, vested, and exercisable, end of period	170,711	$23.19	5.62
At December 31, 2022, the intrinsic value of the stock options under the Pioneer option plans was $2,263.
NOTE 17 - Income Taxes
The provision for income tax is summarized as follows for the years ended December 31,:

	2022	2021	2020
Current	$5,637	$5,533	$12,957
Deferred	9,203	3,145	(3,377)
Total income tax expense	$14,840	$8,678	$9,580
A reconciliation of the provision for income taxes, with the amount computed by applying the statutory U.S. federal income tax rates to income before provision for income taxes is as follows for the years ended December 31,:

	2022	2021	2020
Income tax provision computed at U.S. federal statutory rate	$15,545	$10,887	$12,005
State tax expense, net of U.S. federal effect	2,359	1,836	1,536
Tax exempt interest	(4,011)	(4,562)	(4,381)
Net increase in cash surrender value of BOLI	(353)	(268)	(269)
Non-deductible professional fees	216	648	—
Executive compensation	727	—	—
Other	357	137	689
Income tax provision	$14,840	$8,678	$9,580
Effective tax provision rate	20.0%	16.7%	16.8%

Significant components of deferred tax assets and liabilities are as follows as of December 31,:

	2022	2021
Deferred tax assets:
Federal and state net operating loss	$25,118	$16,266
Allowance for loan losses	15,537	11,207
Unrealized loss on securities	14,235	—
Deferred compensation	4,756	4,720
Fair value adjustments on loans	2,428	35
Share-based compensation	2,208	2,235
Accrued expenses	1,320	1,039
Deferred loan fees	1,044	2,059
Lease liability	1,044	—
Fair value adjustments on deposits	326	—
Other real estate owned and foreclosed assets	7	40
State tax credits	—	48
Other	4,559	2,120
Total deferred tax assets	72,582	39,769

Deferred tax liabilities:
Mortgage servicing rights	17,465	11,170
Fair value adjustments on intangible assets	3,596	1,731
Prepaid expenses	1,143	1,078
Premises and equipment	918	1,018
Fair value adjustments on debt	700	1,029
FHLB stock	196	165
Unrealized gain on securities	—	541
Other	209	7
Total deferred tax liabilities	24,227	16,739
Total deferred tax assets, net	$48,355	$23,030
As of December 31, 2022, we had net operating loss carryforwards for U.S. federal income tax purposes of approximately $118,712 which begin to expire in 2033. As of December 31, 2022, we had net operating loss carryforwards for state tax purposes of approximately $3,713 which begin to expire in 2026. Utilization of a portion of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization. We believe that all of the net operating loss carryforwards will be used prior to expiration.
We evaluate uncertain tax positions at the end of each reporting period. We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit recognized in the financial statements from any such position is measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2022 and 2021, we concluded there were no material uncertain tax positions.

NOTE 18 - Other Noninterest Expenses
Significant components of other noninterest expenses are as follows for the years ended December 31,:

	2022	2021	2020
Data processing expenses	$15,557	$13,952	$12,671
Office expenses	5,203	4,396	4,610
Loan appraisal, servicing, and collection expenses	4,914	4,043	3,558
Professional fees	6,918	4,506	3,446
Advertising and marketing expenses	2,592	3,124	2,397
Insurance expenses	5,050	3,537	2,373
Travel and entertainment	3,750	2,526	1,634
Automated teller machine (ATM) and interchange expenses	1,494	1,176	1,109
Deposit expenses and other operational losses	2,057	1,024	548
Other	3,757	3,358	3,546
Total other noninterest expenses	$51,292	$41,642	$35,892
NOTE 19 - Regulatory Capital Matters
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
The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. As of December 31, 2022, both the Parent Company and the Bank met all capital adequacy requirements to which they were subject.
Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2022 and 2021, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Actual and required capital amounts for the Parent Company are as follows as of December 31,:

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2022
Total risk-based capital to risk-weighted assets:	$829,712	11.99%	$553,440	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$687,602	9.94%	$415,080	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$687,602	9.94%	$311,310	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$687,602	9.71%	$283,353	4.00%	N/A	N/A
2021
Total risk-based capital to risk-weighted assets:	$563,112	11.76%	$383,213	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$464,761	9.70%	$287,410	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$464,761	9.70%	$215,557	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$464,761	8.24%	$225,736	4.00%	N/A	N/A
Actual and required capital amounts for the Bank are as follows as of December 31,:

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2022
Total risk-based capital to risk-weighted assets:	$815,335	11.81%	$552,237	8.00%	$690,296	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$748,105	10.84%	$414,177	6.00%	$552,237	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$748,105	10.84%	$310,633	4.50%	$448,692	6.50%
Tier 1 leverage capital to average assets:	$748,105	10.56%	$283,245	4.00%	$354,056	5.00%
2021
Total risk-based capital to risk-weighted assets:	$571,463	11.96%	$382,106	8.00%	$477,633	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$523,128	10.95%	$286,580	6.00%	$382,106	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$523,128	10.95%	$214,935	4.50%	$310,462	6.50%
Tier 1 leverage capital to average assets:	$523,128	9.27%	$225,650	4.00%	$282,062	5.00%

NOTE 20 - Transactions with Related Parties
We have and may be expected to have in the future, banking transactions in the ordinary course of business with directors, significant stockholders, principal officers and their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties).
Loans:
As of December 31, 2022 and 2021, outstanding loans with related parties totaled $2,940 and $2,642, respectively. As of December 31, 2022, there were unused lines of credit with directors or officers totaling $1,285.
Deposits:
As of December 31, 2022 and 2021, deposits with related parties totaled $4,662 and $7,442, respectively.
Director Fees:
Fees paid to directors of the Company and the Bank for the year ended December 31, 2022, 2021 and 2020 totaled $488, $310 and $316, respectively.
NOTE 21 - Fair Value Measurements
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
Derivative financial instruments are classified within Level 2 of the valuation hierarchy.
The following table sets forth our assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total Estimated Fair Value
As of December 31, 2022
Available-for-sale securities	$56,649	$480,324	$—	$536,973
Loans held-for-sale	—	57,323	—	57,323
Mortgage servicing rights	—	—	74,097	74,097
Derivative financial instruments - assets	—	40,287	—	40,287
Derivative financial instruments - liabilities	—	(24,527)	—	(24,527)
Total	$56,649	$553,407	$74,097	$684,153
As of December 31, 2021
Available-for-sale securities	$35,185	$537,316	$—	$572,501
Loans held-for-sale	—	103,939	—	103,939
Mortgage servicing rights	—	—	47,392	47,392
Derivative financial instruments - assets	—	10,815	—	10,815
Derivative financial instruments - liabilities	—	(14,525)	—	(14,525)
Total	$35,185	$637,545	$47,392	$720,122
There were not any transfers between Level 2 and Level 3 during the years ended December 31, 2022 and 2021.
The following table presents a reconciliation for our Level 3 assets measured at fair value on a recurring basis as of and for the years ended December 31,:

	2022	2021	2020
Balance, beginning of year	$47,392	$29,144	$29,003
Total gains (losses) included in earnings	12,418	(5,606)	(22,280)
Purchases, issuances, sales and settlements:
Issuances	14,287	23,854	22,421
Balance, end of year	$74,097	$47,392	$29,144
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
The following table sets forth our assets and liabilities that were measured at fair value on a non-recurring basis as of December 31,:

	Level 3
	2022	2021
Impaired loans:
Commercial	$5,229	$961
Commercial real estate	607	63
Residential real estate	802	632
Consumer	3	—
Total impaired loans	$6,641	$1,656

Other real estate owned and foreclosed assets, net:
Commercial real estate	$5,391	$5,067
Residential real estate	967	420
Total other real estate owned and foreclosed assets, net:	$6,358	$5,487
The fair value of the financial assets in the table above utilize the market approach valuation technique, with discount adjustments for differences between comparable sales.

Fair value of financial instruments not carried at fair value:
The carrying amounts and estimated fair values of financial instruments not carried at fair value are as follows as of December 31,:

		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
2022
Assets:
Cash and cash equivalents	$343,526	$343,526	$343,526	$—	$—
Securities held-to-maturity	38,901	33,218	—	33,218	—
Loans (excluding impaired loans)	5,871,274	5,756,197	—	—	5,756,197
Restricted equity securities	50,215	50,215	—	50,215	—
Accrued interest receivable	28,543	28,543	—	2,049	26,494

Liabilities:
Deposits (excluding demand deposits)	$3,732,215	$3,696,438	$—	$3,696,438	$—
Securities sold under agreements to repurchase	36,721	36,721	—	36,721	—
FHLB advances	643,885	643,885	—	643,885	—
Convertible notes payable, net	5,355	5,329	—	5,329	—
Subordinated debt, net	74,880	71,618	—	71,618	—
Accrued interest payable	5,798	5,798	—	5,798	—

2021
Assets:
Cash and cash equivalents	$668,462	$668,462	$668,462	$—	$—
Securities held-to-maturity	18,007	18,599	—	18,599	—
Loans (excluding impaired loans)	4,003,712	3,949,719	—	—	3,949,719
Restricted equity securities	16,239	16,239	—	16,239	—
Accrued interest receivable	14,761	14,761	—	1,131	13,630

Liabilities:
Deposits (excluding demand deposits)	$3,101,123	$3,106,464	$—	$3,106,464	$—
Securities sold under agreements to repurchase	92,093	92,093	—	92,093	—
FHLB advances	40,000	41,514	—	41,514	—
Convertible notes payable, net	19,442	21,564	—	21,564	—
Subordinated debt, net	50,016	52,264	—	52,264	—
Accrued interest payable	2,369	2,369	—	2,369	—

NOTE 22 - Parent Company Only Condensed Financial Information
The following are the unconsolidated financial statements for the Parent Company on a stand-alone basis. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and accompanying Notes. The Parent Company's principal sources of funds are cash dividends paid by the Bank to the Parent Company.
Condensed Balance Sheets
As of December 31,

	2022	2021
Assets
Cash and cash equivalents	$17,312	$11,141
Deferred tax assets	13,791	12,813
Prepaid expenses and other assets	12,996	10,621
Investment in and advances to subsidiaries	823,449	571,330
Total assets	$867,548	$605,905
Liabilities
Convertible notes payable, net	$5,355	$19,442
Subordinated debt, net	74,880	50,016
Accrued expenses and other liabilities	12,777	12,409
Total liabilities	93,012	81,867
Total stockholders’ equity	774,536	524,038
Total liabilities and stockholders’ equity	$867,548	$605,905

Condensed Statements of Income and Comprehensive Income
For the years ended December 31,

	2022	2021	2020
Income:
Dividends received from subsidiaries	$8,700	$—	$—
Interest income, $2, $44 and $65 from subsidiaries, respectively	22	56	80
Total income	8,722	56	80
Expense:
Interest expense	5,684	4,609	3,592
Salary and employee benefits	1,143	1,305	1,046
Occupancy and equipment	83	2	4
Merger related expenses	1,598	1,663	—
Other noninterest expenses, net	1,380	778	57
Total expenses	9,888	8,357	4,699
Loss before income taxes and undistributed earnings from subsidiaries	(1,166)	(8,301)	(4,619)
Equity in undistributed earnings from subsidiaries	58,047	49,729	50,996
Income before income taxes	56,881	41,428	46,377
Benefit from income taxes	(2,301)	(1,736)	(1,208)
Net income	$59,182	$43,164	$47,585
Other comprehensive (loss) income, net	(45,647)	(7,455)	7,261
Comprehensive income	$13,535	$35,709	$54,846

Condensed Statements of Cash Flows
For the years ended December 31,

	2022	2021	2020
Cash flows from operating activities:
Net income	$59,182	$43,164	$47,585
Adjustments to reconcile income to net cash provided by (used in) operating activities:
Amortization and accretion	1,529	1,095	1,055
(Equity) deficit in undistributed income of subsidiaries	(58,047)	(49,729)	(50,996)
Changes in operating assets and liabilities:
Other assets	(1,442)	(4,250)	(2,761)
Other liabilities	293	3,479	3,866
Net cash provided by (used in) operating activities	1,515	(6,241)	(1,251)
Cash flows from investing activities:
Payments for investments in and advances to subsidiaries	125	500	225
Cash paid in excess of cash acquired in connection with Pioneer Merger	(4,140)	—	—
Contributions to subsidiaries	—	—	(17,000)
Net cash provided by (used in) provided by investing activities	(4,015)	500	(16,775)
Cash flows from financing activities:
Repayments of convertible notes payable	(15,217)	—	—
Repayments of other borrowings	—	—	(6,000)
Proceeds from subordinated debt	24,466	—	39,067
Proceeds from issuance of common stock, net of issuance costs	(578)	(66)	—
Issuance of treasury stock	—	—	(31)
Purchase of treasury stock	—	—	(1,564)
Net cash provided by (used in) financing activities	8,671	(66)	31,472
Net increase (decrease) in cash and cash equivalents	6,171	(5,807)	13,446
Cash and cash equivalents, beginning of year	11,141	16,948	3,502
Cash and cash equivalents, end of year	$17,312	$11,141	$16,948
NOTE 23 - Segment Information
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
Significant segment totals are reconciled to the financial statements as follows for the year ended December 31,:

	Banking	Mortgage Operations	Corporate	Total Segments
2022
Summary of Operations
Net interest income	$241,840	$5,455	$(5,663)	$241,632

Provision for loan losses	14,781	3,269	—	18,050

Noninterest income:
Service charges on deposit accounts	18,211	—	—	18,211
Credit and debit card fees	11,511	—	—	11,511
Trust and investment advisory fees	6,806	—	—	6,806
Income from mortgage banking services, net	(3,035)	49,320	—	46,285
Other noninterest income	6,762	(9)	—	6,753
Total noninterest income	40,255	49,311	—	89,566

Noninterest expense:
Salary and employee benefits	94,310	38,456	1,593	134,359
Occupancy and equipment	26,572	3,854	83	30,509
Other noninterest expenses	57,917	13,814	2,527	74,258
Total noninterest expense	178,799	56,124	4,203	239,126

Income (loss) before income taxes	$88,515	$(4,627)	$(9,866)	$74,022

Other Information
Depreciation expense	$6,754	$364	$—	$7,118
Identifiable assets	$6,633,383	$752,841	$44,098	$7,430,322

	Banking	Mortgage Operations	Corporate	Total Segments
2021
Summary of Operations
Net interest income	$152,515	$7,270	$(4,552)	$155,233

Provision for (benefit from) loan losses	3,235	(235)	—	3,000

Noninterest income:
Service charges on deposit accounts	12,504	—	—	12,504
Credit and debit card fees	9,596	—	—	9,596
Trust and investment advisory fees	7,795	—	—	7,795
Income from mortgage banking services, net	(2,409)	88,819	—	86,410
Other noninterest income	7,946	(7)	—	7,939
Total noninterest income	35,432	88,812	—	124,244

Noninterest expense:
Salary and employee benefits	95,064	55,557	1,305	151,926
Occupancy	23,495	3,067	3	26,565
Other noninterest expenses	31,360	12,341	2,443	46,144
Total noninterest expense	149,919	70,965	3,751	224,635

Income (loss) before income taxes	$34,793	$25,352	$(8,303)	$51,842

Other Information
Depreciation expense	$5,728	$390	$—	$6,118
Identifiable assets	$5,058,281	$573,552	$34,981	$5,666,814

	Banking	Mortgage Operations	Corporate	Total Segments
2020
Summary of Operations
Net interest income (expense)	$132,130	$7,335	$(3,512)	$135,953

Provision for loan losses	23,329	(229)	—	23,100

Noninterest income:
Service charges on deposit accounts	9,630	—	—	9,630
Credit and debit card fees	7,994	—	—	7,994
Trust and investment advisory fees	5,201	—	—	5,201
(Loss) income from mortgage banking services, net	(2,123)	124,297	—	122,174
Other noninterest income	3,407	(21)	—	3,386
Total noninterest income	24,109	124,276	—	148,385

Noninterest expense:
Salary and employee benefits	86,306	52,628	1,046	139,980
Occupancy	23,428	3,284	4	26,716
Other noninterest expenses	25,203	12,110	64	37,377
Total noninterest expense	134,937	68,022	1,114	204,073

Income (loss) before income taxes	$(2,027)	$63,818	$(4,626)	$57,165

Other Information
Depreciation expense	$5,623	$381	$—	$6,004
Identifiable assets	$4,463,545	$495,473	$36,439	$4,995,457

NOTE 24 - Commitments and Contingencies
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
Undistributed portion of committed loans and unused lines of credit:
Loan commitments are agreements to lend to a customer as long as there is no customer violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee. As of December 31, 2022 and 2021, commitments included the funding of fixed-rate loans totaling $218,309 and $144,701 and variable-rate loans totaling $1,727,246 and $987,584, respectively. The fixed-rate loan commitments have interest rates ranging from 1.00% to 18.00% at December 31, 2022 and 0.85% to 18.00% at December 31, 2021, and maturities ranging from 1 month to 15 years at December 31, 2022 and from 1 month to 26 years at December 31, 2021.
Standby letters of credit:
Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since many of the loan commitments and letters of credit expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, owner-occupied real estate, and/or income-producing commercial properties. As of December 31, 2022 and 2021, our standby letters of credit commitment totaled $17,426 and $11,729, respectively.
MPF Master Commitments:
The Bank has executed MPF Master Commitments (Commitments) with the FHLB to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB’s first loss account for mortgages delivered under the Commitments. The Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to manage the credit risk of the MPF Program mortgage loans. The term of these Commitments ended on December 29, 2023. As of December 31, 2022 and 2021, the Bank considered the amount of any of its liability for the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments to be immaterial, and had not recorded a liability and offsetting receivable. As of December 31, 2022 and 2021 the maximum potential amount of future payments that the Bank would have been required to make under the Commitments was $3,860 and $12,870 respectively. Under the Commitments, the Bank agrees to service the loans and therefore, is responsible for any necessary foreclosure proceedings. Any future recoveries on any losses would not be paid by the FHLB under the Commitments. The Bank has not experienced any material losses under these guarantees.
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
The Bank has filed responsive pleadings and counterclaims setting forth its position that: 1) the Transactions were duly authorized by UGI; 2) the Bank upheld the contractual security procedures with UGI for wire transfers, and followed its own industry-standard internal processes and procedures in carrying out those security procedures; 3) UGI is solely liable for any fraud that might have been perpetrated due to an e-mail account compromise of one or more of its employees; 4) UGI breached its contractual obligations with the Bank by failing to timely discover and report any impropriety as to the Transactions to the Bank; and 5) the Bank, therefore, is not liable for the unrecovered balance.
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

NOTE 25 - Lease Commitments
Our leases relate primarily to office space and bank branches with remaining lease terms of generally 1 to 15 years. Certain lease arrangements contain extension options which typically range from 5 to 10 years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term. For leases existing during transition from ASC 840 to ASC 842 at January 1, 2022, extension options were not considered in the remaining lease term.

2022
ROU asset on leased property, gross	$35,212
Accumulated amortization	(6,808)
ROU asset, net (Note 9)	$28,404
Lease liability (Note 13)	$31,267
The following table reconciles future undiscounted lease payments due under non-cancelable operating leases to the aggregate operating lessee lease liability as of December 31, 2022:

2023	$7,517
2024	6,673
2025	5,693
2026	3,929
2027	2,394
Thereafter	6,888
Total undiscounted operating lease liability	33,094
Imputed interest	1,827
Total operating lease liability included in the accompanying balance sheet	$31,267
Weighted Average Remaining Life - Operating Leases	5.92
Weighted Average Rate - Operating Leases	1.81%
Total lease expense for the years ended December 31, 2022, 2021 and 2020 was $7,311, $6,623 and $7,261, respectively. The components of total lease expense was as follows for the year ended December 31, 2022:

Operating leases	$7,145
Short-term leases	476
Sublease income	(310)
Net lease expense	$7,311
We do not currently have any significant finance leases in which we are the lessee, material related-party leases, leases containing residual value guarantees or restrictive covenants.

NOTE 26 - Revenue from Contracts with Customers
Under the guidance of the Revenue from Contracts with Customers (Topic 606), an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration received in exchange for those goods or services.
Revenue is recognized when obligations, under the terms of a contract with our customer, are satisfied, which generally occurs when services are performed. Revenue is measured as the amount of consideration we expect to receive in exchange for providing services.
The disaggregation of our revenue from contracts with customers included in our Banking segment is provided below for the years ended December 31,:

	2022	2021	2020
Service charges on deposit accounts	$18,211	$12,504	$9,630
Credit and debit card fees	11,511	9,596	7,994
Trust and investment advisory fees	6,806	7,795	5,201
Other income	5,464	4,932	3,671
Total	$41,992	$34,827	$26,496
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

NOTE 27 - Subsequent Events
The Company has evaluated subsequent events for potential recognition and disclosure through the filing date of this Form 10-K. On February 22, 2023, the Bank paid a dividend of $20,000 to FirstSun.
There were two significant bank failures in the first part of March 2023, primarily due to the failed banks’ lack of liquidity as depositors sought to withdraw their deposits. Due to rising interest rates, the failed banks were unable to sell investment securities held to meet liquidity needs without realizing substantial losses. As a result of the March 2023 bank closures and in an effort to strengthen public confidence in the banking system and protect depositors, regulators have announced that any losses to the Deposit Insurance Fund to support uninsured depositors will be recovered by a special assessment on banks, as required by law, which could increase the cost of our FDIC insurance assessments. Additionally, the Federal Reserve announced the creation of a new Bank Term Funding Program in an effort to minimize the need for banks to sell securities at a loss in times of stress. The future impact of these failures on the economy, financial institutions and their depositors, as well as any governmental regulatory responses or actions resulting from the same, is difficult to predict at this time.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the year ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
The management of FirstSun is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and affected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has assessed the effectiveness of the internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act. This section relates to management’s evaluation of internal control over financial reporting, including controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) and in compliance with laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.
Based on our assessment, management concluded that as of December 31, 2022, FirstSun’s internal control over financial reporting is effective based on those criteria.

Item 9B. Other Information
Given the timing of the following events, the following information is included in this Annual Report on Form 10-K pursuant to Item 5.02 of Form 8-K, “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensation Arrangements of Certain Officers” in lieu of filing a Form 8-K.
2023 Amendments to Arnold and Cafera Employment Agreements and Outstanding Long-Term Incentive Plan Award Agreements.
On March 14, 2023, we entered into a first amendment to Mr. Arnold’s amended and restated employment agreement dated March 24, 2022, and we entered into a third amendment to Mr. Cafera’s amended and restated employment agreement dated June 19, 2017, as amended, in order to clarify the accelerated vesting treatment of the executive’s equity-based awards upon certain qualifying terminations of the executive’s employment. The first amendment to Mr. Arnold’s amended and restated employment agreement and the third amendment to Mr. Cafera’s amended and restated employment agreement were also entered into as a result of the restructuring of our long term incentive awards under our Long-Term Incentive Plans (each an “ LTIP” or collectively, the “ LTIPs”). Specifically, the first amendment to Mr. Arnold’s agreement and third amendment to Mr. Cafera’s agreement provides that any unvested portion of the executive’s outstanding options or other incentive compensation or equity-based awards (including but not limited to phantom equity, or cash or stock payouts under the LTIPs) will immediately fully vest as of the date of such qualifying termination. The amendments further provide that awards issued pursuant to the LTIPs (or any successor plan) shall vest at such dollar value (for cash-based awards) or at such number of performance share units (for equity-based awards) as determined by the compensation committee of the Company (or its delegate), in its sole and good faith discretion, based on the level of achievement of any Bank Performance Measures (as defined in the LTIPs) as of the date of such qualifying termination and subject to adjustments (e.g., accounting for transaction expenses) to such Bank Performance Measures as the compensation committee (or its delegate) determines are necessary to carry out their original intent and in a manner that does not materially adversely affect the executive; provided that with respect to any LTIP award for which achievement of the applicable Bank Performance Measures for the full performance period cannot be objectively measured as of immediately prior to any such qualifying termination, such LTIP award will be earned as of such termination at the greater of 100% of target level and the level achieved based on actual performance determined through the last practicable date prior to such termination, as determined by the compensation committee. The first amendment to Mr. Arnold’s amended and restated employment agreement and the third amendment to Mr. Cafera’s amended and restated employment agreement also serve as an amendment to the outstanding LTIP award agreements for each executive to clarify that all outstanding LTIP awards are amended to provide for full (100%) vesting upon a termination without cause or a termination for good reason, as those terms are defined in the applicable employment agreement.
For a description of the awards made to Mr. Arnold and Mr. Cafera pursuant to the LTIPs (including a description of the Bank Performance Measures and performance periods), see Item 11 below, “ Executive Compensation” under the heading “ Long Term Incentive Plans,” which information is incorporated herein by reference.
The foregoing description of the first amendment to Mr. Arnold’s amended and restated employment agreement and third amendment to Mr. Cafera’s amended and restated employment agreement do not purport to be complete and are qualified in their entirety by reference to the first amendment to amended and restated employment agreement, which is incorporated herein by reference as Exhibit 10.17 and the third amendment to amended and restated employment agreement, which is incorporated herein by reference as Exhibit 10.18.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The FirstSun board of directors is divided into three classes approximately equal in number, serving staggered three-year terms. As a result, the terms of approximately one-third of FirstSun’s board members expire at each annual meeting. The term of FirstSun’s Class I directors will expire at the 2024 annual meeting, the term of its Class II directors will expire at the 2025 annual meeting and the term of its Class III directors will expire at the 2023 annual meeting.
All of our directors currently serve on the board of directors pursuant to the voting provisions of a stockholders’ agreement between us and our stockholders. For the names of each party with board designation rights under the stockholders’ agreement, and their related board designees, see “Item 13. Certain Relationships and Related Transactions, and Director Independence,” under the heading “Stockholders’ Agreement—Corporate Governance Provisions—Board Composition.” See “Item 13. Certain Relationships and Related Transactions, and Director Independence,” under the heading “Stockholders’ Agreement” for a description of the Stockholders’ Agreement, as amended. In connection with the Merger and pursuant to the terms of the merger agreement and Amendment No. 2 to the Stockholders’ Agreement, on April 1, 2022, FirstSun increased the size of its board of directors (the “Board”), effective immediately after the Second Step Merger, from eight to ten members, and elected two former Pioneer directors to the Board. Under the merger agreement, one of the continuing Pioneer directors was selected by JLL, Pioneer’s largest former shareholder, and the other continuing Pioneer director was mutually selected by FirstSun and Pioneer. JLL selected Kevin Hammond to serve as its Board designee, and FirstSun and Pioneer mutually selected Isabella Cunningham to serve on the Board, as a Class I director. Ms. Cunningham was also appointed to serve on the Board’s Nominating and Governance Committee and the Compensation and Succession Committee. Mr. Hammond and Ms. Cunningham participate in FirstSun’s standard 2022 non-employee director compensation arrangements, as such arrangements may be amended from time to time, and described under Item 11, “Executive Compensation” of our Annual Report under the heading “Compensation of Directors for Fiscal Year 2022,” which description is incorporated herein by reference.

Name	Age	Served as Director Since
Class I (term expires 2024)
Neal E. Arnold	63	2017
Mollie H. Carter	60	2017
Beverly O. Elving	69	2021
Isabella Cunningham	80	2022

Class II (term expires 2025)
David W. Levy	66	2017
Diane L. Merdian	63	2017
Kevin T. Hammond	40	2022

Class III (term expires 2023)
Christopher C. Casciato	64	2017
Paul A. Larkins	62	2019
Biographical Information for Directors
Neal E. Arnold is the current President and Chief Executive Officer of the Company and Sunflower Bank and also serves as the Chief Operating Officer of the Company. He was appointed as President and Chief Executive Officer of the Company on April 1, 2022, and has held the positions of President and Chief Executive Officer of Sunflower Bank and Chief Operating Officer of the Company since 2018. Mr. Arnold served as Executive Vice President of Fifth Third Bancorp and Fifth Third Bank from 1998 to 2005, and as Chief Financial Officer of Fifth Third Bancorp and Fifth Third Bank from 1997 to 2005. Before that, he served as Treasurer of Fifth Third Bancorp and Fifth Third Bank, and as Senior Vice President of Fifth Third Bank. Prior to joining Fifth Third, he served as Chief Financial Officer and Chief Operating Officer of Midwestern Community Bank from 1980 to 1989. Mr. Arnold’s qualifications to serve as a director include his substantial c-suite leadership experience and as a chief financial officer of a large public company. Mr. Arnold has over 20 years of experience completing numerous regulatory compliance consulting engagements for bank boards.
Mollie H. Carter is the current Executive Chair of the Company, a position she has held since April 1, 2022. She also served as Chair of the Company’s board and the board of Sunflower Bank, positions she has held since 1996. She served as President and Chief Executive Officer of the Company from 2005 until April 1, 2022, and served as President and Chief Executive Officer of Sunflower Bank from 2005 until 2018. She served as a director of Evergy, Inc. and its predecessor, Westar Energy, a publicly-traded company, from 2003 to 2022, including as Chair of the Compensation Committee. She previously served as a director of Archer-Daniels-Midland Company, a publicly-traded company, from 1996 to 2017. Ms. Carter is also a Director of Lockton Companies and serves on its Nominating and Governance Committee and the Audit Committee. Ms. Carter’s qualifications to serve as our Executive Chair include her substantial leadership experience as a chief executive officer, her financial expertise and her significant experience serving as a director of a large public company. Ms. Carter also has extensive experience with corporate governance, compensation matters, and with complicated financial regulatory and banking compliance environments.
Christopher C. Casciato is a Managing Director of Lightyear Capital LLC, a position he has held since 2008. Before that, he spent over 20 years at Goldman, Sachs & Co., where he was elected partner in 2000. His career at Goldman, Sachs & Co. included a number of senior management positions in the firm’s investment banking division, including partner in the Financial Institutions Group, as well as partner and Chief Operating Officer of Goldman Sachs’ worldwide investment banking business. Mr. Casciato's qualifications to serve as a director include his substantial investment banker leadership and experienced financial acumen with a globally recognized investment firm. He also has experience with corporate governance and financial services regulatory matters, as an executive of Lightyear Capital LLC, a private equity firm focused on investing in financial services companies.
Isabella Cunningham joined the Company’s board as a result of the merger with Pioneer effective April 1, 2022. Dr. Cunningham served as a director of Pioneer and Pioneer Bank from 2013 until April 2022. Dr. Cunningham holds the Stan Richards Chair in Advertising and Public Relations at the University of Texas at Austin. She retired form her position as the Director of the Stan Richards School in 2014 and is now also the Academic Director of the Tower Fellows Program at The University. Dr. Cunningham still serves on a number of academic committees and is a member of the School Budget Council. She also served as a member of the college Administrative Council, the University Curricular Task Force, the UT Presidential Enrollment Task Force and is a member of the Executive Council of the Latin American Studies School. Dr. Cunningham has served as director on public and private companies’ boards, and on a number of non-profit boards and non-profit institutions including St. Edward’s Board of Trustees, the National Museum of Natural History (Smithsonian) and the Susan G. Komen Breast Cancer Foundation. Dr. Cunningham is a nationally recognized expert in advertising and intellectual property. Dr. Cunningham’s qualifications to serve as a director include her leadership and prior extensive board service, with over 30 years of experience and a variety of board engagements.
Beverly O. Elving is the former Director of Corporate Accounting, Vice President & Controller, and Sr. Vice President of Finance at Applebee’s International from 1998 to 2012. Before that, she served as the Chief Financial Officer of Integrated Medical Resources from 1996 to 1998, and additionally, Ms. Elving served as Vice President Finance & Accounting for the FDIC/Resolution Trust Corporation from 1990 to 1996. Ms. Elving gained senior accounting, auditor, and Certified Public Accountant experience at Jackson County, Missouri, and Arthur Anderson & Co. between May 1981 and 1996. Ms. Elving’s qualifications to serve as a director include her accounting, finance and C-suite leadership experience including oversight of public companies and government entities. Ms. Elving also serves as a director of non-profit boards including St. Luke’s Health System-Bishop Spencer Place since 2019, Heart of America Shakespeare Festival in Kansas City, Missouri since 2019, and the Friends of the Conservatory of the University of Missouri- Kansas City since 2023.
Kevin T. Hammond joined the Company’s board as a result of the merger with Pioneer effective April 1, 2022. Mr. Hammond served as a director of Pioneer from 2016 until April 2022. He is a Managing Director at JLL Partners, which he joined in 2004, where he focuses on making new private equity investments and managing the firm’s portfolio of companies. He also serves on JLL Partners’ management and investment committees. Prior to JLL, he worked at Greenhill & Co., where he worked in merger advisory and private equity. Mr. Hammond previously served as a director of FC Holdings, Inc. and First Community Bank, N.A. Mr. Hammond’s qualifications to serve as a director include his experience in managing financial transactions and extensive past and current director service on corporate boards.
Paul A. Larkins is currently a Senior Advisor with Aquiline Capital Partners, a position he has held since 2018. He is also the board member of Amur Equipment Finance. He previously served as board chair of LERETA, LLC, and as an advisor to Tarsadia Investments, both from July 2019 through July 2021. Mr. Larkins served as President and director of SquareTwo Financial Corporation, positions he held from 2009 to 2016. SquareTwo Financial Corporation filed for bankruptcy under Chapter 11 in March 2017. From 1998 to 2009, he served as the Chief Executive Officer and President of Key National Finance in Superior, Colorado. Before that, he served as a Senior Executive Vice President of Key Bank USA and KeyCorp Leasing Ltd., and before that, he held regional and national roles with USL Capital and IBM. Mr. Larkins' qualifications to serve as a director include his extensive external board and leadership experience with bank, specialty finance (leasing, marine, recreational vehicles, education, home equity, and auto dealer finance), as well as private equity institutions.
David W. Levy is a Managing Director at Pickwick Capital Partners, a position he has held since 2012. Before that, he served as Vice Chairman of Investment Banking and Co-Head of the Financial Institutions Group at Cowen & Company from 2009 to 2010 and served as Senior Managing Director at Bear Stearns from 2005 to 2008. Before Bear Stearns, Mr. Levy spent over 23 years at Citigroup Global Markets as a Managing Director and Head of the Bank and Financial Services Group, and Salomon Brothers Inc. as a Managing Director and Co-Head of the Financial Institutions Department. Mr. Levy also presently serves on the board of directors of Old Dominion National Bank. Mr. Levy's qualifications to serve as a director include his leadership experience as well as managing director positions with globally recognized investment banking firms. He also has experience as a prior member of the Audit and Compensation Committees of another financial institution.
Diane L. Merdian is the former Chief Financial Officer of Redwood Trust, Inc, a position she held from 2010 to 2012, having previously served on Redwood’s board of directors from 2008 to 2009. From 1984 to 2008, Ms. Merdian was an equity analyst covering financial companies, working at Investment Banking firms and Institutional Investment firms. She primarily analyzed banks, focusing on valuation, strategy, and economics vs. accounting. As a Senior Vice President and Managing Director at Keefe, Bruyette & Woods from 2003 to 2008, Ms. Merdian led Bank Strategy and was head of Large-cap banks. She led the bank research effort at Morgan Stanley from 2000 through 2001 and led the bank research team at Montgomery Securities from 1995 to 2000. Ms. Merdian has also held equity analyst positions at Salomon Brothers, Kemper, Wellington Management, and Salomon Smith Barney. She began her financial career as an Economic Research Associate at the Federal Reserve Bank of Kansas City, focused on monetary policy. Ms. Merdian’s qualifications to serve as a director include her c-suite leadership and over 20 years of experience as an equity analyst in the financial industry. Her strengths include her insight into strategy, valuation, management, and economics vs. accounting, with additional experience in Audit and Compensation matters.
Biographical Information for Executive Officers
Our executive officers are:

Name	Age	Position

Mollie H. Carter	60	Executive Chair of the FirstSun Board, and Executive Chair of the Sunflower Bank Board
Neal E. Arnold	63	Chief Executive Officer and President of FirstSun and Sunflower Bank and Chief Operating Officer of FirstSun
Robert A. Cafera, Jr.	53	Executive Vice President and Chief Financial Officer of FirstSun and Sunflower Bank
Laura J. Frazier	52	Executive Vice President and Chief Administrative Officer of FirstSun and Sunflower Bank
Jennifer L. Norris	49	Chief Credit Officer of Sunflower Bank
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
Compensation of Executive Officers
In the following section, we refer to the individuals who served as our principal executive officer and our two other most highly compensated executive officers, as the “named executive officers.” Our named executive officers as of December 31, 2022 were:
•Mollie H. Carter, Executive Chair;
•Neal E. Arnold, Chief Executive Officer and President of FirstSun and Sunflower Bank and Chief Operating Officer of FirstSun; and
•Robert A. Cafera, Jr., Executive Vice President and Chief Financial Officer of FirstSun and Sunflower Bank.

Summary Compensation Table
The following table sets forth information concerning all compensation awarded to, earned by or paid to our named executive officers for all services rendered in all capacities to us and our subsidiaries for the fiscal years ended December 31, 2022, 2021 and 2020.

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings (3)	All other Compensation (4)	Total
Mollie H. Carter	2022	$642,308	$—	$—	$—	$—	$3,021,652	$3,663,960
Executive Chair	2021	1,000,000	—	—	—	—	19,864	1,019,864
	2020	899,999	—	—	—	—	27,364	927,363
Neal E. Arnold	2022	856,923	1,000,000	—	—	—	18,900	1,875,823
Chief Executive Officer and President of FirstSun and Sunflower Bank and Chief Operating Officer of FirstSun	2021	1,000,000	1,000,000	949,973	—	—	18,000	2,967,973
	2020	999,999	1,000,000	—	—	—	17,700	2,017,699
Robert A. Cafera, Jr.	2022	412,577	400,000	—	—	—	18,900	831,477
Executive Vice President and Chief Financial Officer	2021	399,999	400,000	199,968	—	—	18,000	1,017,967
	2020	399,999	400,000	—	—	—	17,700	817,699
(1) See discussion under “Narrative to Summary Compensation Table—Annual Bonus Payment” below.
(2) See discussion under “Narrative to Summary Compensation Table—2021 Equity Awards” below. The amounts in the Stock Awards column are the aggregate grant date fair values computed in accordance with FASB ASC Topic 718. For a discussion of the valuation assumptions, see Note 16 - Stockholders' Equity to our 2022 consolidated financial statements included in this annual report.

(3) There were not above-market or preferential earnings on our nonqualified deferred compensation plan.
(4) For 2022, the amounts set forth in this column include the following:

	Ms. Carter	Mr. Arnold	Mr. Cafera
Agreement & General Release	$3,000,000	$—	$—
401(k) match	18,300	18,300	18,300
Use of company car	2,752	—	—
Cell phone	600	600	600
Total	$3,021,652	$18,900	$18,900
Narrative to Summary Compensation Table
Employment Agreements with Named Executive Officers
In 2022, we had an agreement and general release in place with Ms. Carter and employment agreements with each of Mr. Arnold and Mr. Cafera. We have included below descriptions of these agreements for each of these officers.
Agreement and General Release with Ms. Carter
In connection with the management realignment as a result of the merger with Pioneer, and Ms. Carter’s transition to her current role as Executive Chairman, FirstSun entered into an Agreement and General Release with Ms. Carter dated March 24, 2022 pursuant to which she serves as Executive Chairman of the board of FirstSun and Sunflower Bank. Under the Agreement and General Release Ms. Carter is entitled to a base salary of $500,000 and she is eligible to participate in our various employee benefit and incentive programs. Additionally, under the Agreement and General Release, Ms. Carter cancelled her prior employment agreement with FirstSun and the Bank, effective April 1, 2022, in consideration of a lump sum cash payment to her of $3.0 million, representing what she would otherwise have received upon termination of her prior employment agreement in certain termination events, to be paid no later than April 21, 2022. The Agreement and General Release extends certain obligations in Ms. Carter’s prior employment agreement related to key-man insurance, confidentiality, observation of security measures, covenants to protect our business and the return of materials. The foregoing description of the Agreement and General Release does not purport to be complete and is qualified in its entirety by reference to the Agreement and General Release, which is incorporated herein by reference as Exhibit 10.16.

Employment Agreement with Neal E. Arnold in Effect for 2022
FirstSun entered into an employment agreement with Mr. Arnold, originally effective January 16, 2018, as amended effective February 21, 2019, which was amended and restated effective March 24, 2022, and further amended March 14, 2023, pursuant to which Mr. Arnold serves as President and Chief Executive Officer of FirstSun and the Bank, and Chief Operating Officer of FirstSun. The employment agreement originally had an initial term of two years and now automatically renews each year on January 16 for a successive one year period, unless either party provides written notice to the other of non-renewal at least 90-days before the renewal date.
Under the employment agreement, Mr. Arnold is entitled to an annual base salary of  $800,000. His base salary for 2022 was $800,000. His base salary will be reviewed annually and may be increased, but not decreased, at the discretion of the board. Mr. Arnold is also eligible to earn an annual bonus with a target incentive opportunity of 100% of his base salary, as determined by the FirstSun board of directors, with 20% of any earned bonus to be credited to his deferral account under our Deferred Compensation Plan. He is also eligible to participate in the equity and/or other long-term compensation plans established by the FirstSun board of directors and as determined by the FirstSun compensation committee. We also provide reimbursements to Mr. Arnold for reasonable expenses incurred in connection with his employment, and he is eligible to receive benefits under any employee benefit plans made available by us generally to executive officers.
Mr. Arnold’s employment agreement requires that he keep information about FirstSun and the Bank confidential. He is also subject to provisions related to non-competition and non-solicitation that generally preclude him, for a period of 24 months following his voluntary or involuntary termination, from, among other things, (a) competing with FirstSun or the Bank or otherwise being employed directly or indirectly in any capacity, including as a consultant, for any entity that offers any products or services that are substantially similar to those of FirstSun or the Bank, generally within any city, county or state in which FirstSun or the Bank has an office; (b) soliciting any business relation to purchase or sell any competing products or services; (c) soliciting for employment any person employed by FirstSun or the Bank within the 12 months preceding any employment, engagement or solicitation by him; or (d) urging any person or entity to reduce its business with FirstSun or the Bank.
In addition, under his amended and restated employment agreement, we may terminate Mr. Arnold’s employment with or without cause, and Mr. Arnold may terminate his employment with or without good reason. Mr. Arnold is eligible for certain severance benefits upon termination, as described below under Item 11, “Executive Compensation” under the heading “Potential Payments Upon Termination or Change in Control—Employment Agreements,” which information is incorporated herein by reference. The foregoing description of the amended and restated employment agreement does not purport to be complete and is qualified in its entirety by reference to the amended and restated employment agreement, which is incorporated herein by reference as Exhibit 10.17.
Employment Agreement with Robert A. Cafera, Jr. in Effect for 2022
FirstSun and Sunflower Bank entered into an employment agreement with Mr. Cafera, originally effective June 19, 2017, as amended on February 21, 2019 and March 24, 2022, which was in effect for the year ended 2022, and further amended effective March 14, 2023, pursuant to which he serves as Chief Financial Officer of FirstSun and Sunflower Bank. The employment agreement originally had an initial term of two years and now automatically renews each year on June 19 for a successive one year period, unless either party provides written notice to the other of non-renewal at least 90-days before the renewal date.
Under the employment agreement, Mr. Cafera is entitled to an annual base salary of $300,000. His current base salary is $425,000. His base salary will be reviewed annually and may be increased, but not decreased, at the discretion of the board. For 2022, Mr. Cafera is eligible to earn an annual target bonus of 100% of his base salary, as determined by the FirstSun board of directors, with 20% of any earned bonus to be credited to his deferral account under our Deferred Compensation Plan. He is also eligible to participate in the equity and/or other long-term compensation plans established by the FirstSun board of directors and as determined by the FirstSun compensation committee. We also provide reimbursements to Mr. Cafera for reasonable expenses incurred in connection with his employment, and he is eligible to receive benefits under any employee benefit plans made available by us generally to executive officers.
Mr. Cafera’s employment agreement requires that he keep information about FirstSun and the Bank confidential. He is also subject to provisions related to non-competition and non-solicitation that generally preclude him, for a period of 24 months following his voluntary or involuntary termination, from, among other things, (a) competing with FirstSun or the Bank or otherwise being employed directly or indirectly in any capacity, including as a consultant, for any entity that offers any products or services that are substantially similar to those of FirstSun or the Bank, generally within any city, county or state in which FirstSun or the Bank has an office; (b) soliciting any business relation to purchase or sell any competing products or services; (c) soliciting for employment any person employed by FirstSun or the Bank within the 12 months preceding any employment, engagement or solicitation by him; or (d) urging any person or entity to reduce its business with FirstSun or the Bank.
Under the employment agreement, we may terminate Mr. Cafera’s employment with or without cause, and Mr. Cafera may terminate his employment with or without good reason. Mr. Cafera is eligible for certain severance benefits upon certain termination events, as described below under “Potential Payments Upon Termination or Change in Control.” The foregoing description of the amended employment agreement does not purport to be complete and is qualified in its entirety by reference to the amended employment agreement, which is incorporated herein by reference as Exhibit 10.18.
Annual Bonus Payments
Annual bonus compensation is an integral component of our total compensation program that links executive decision-making and performance with our annual strategic objectives. Mr. Arnold and Mr. Cafera participated in our annual bonus program in 2022.
In 2022, the board of directors, in consultation with our Chief Executive Officer, determined that the potential management incentive pool would be funded based on our achievement of the following corporate performance metrics:
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
Once the funding for the potential management incentive pool was established, each executive’s individual performance was measured and their incentive payment was determined based on the executive’s achievement of the following individual performance metrics, as determined by our compensation committee, as it relates to the chief executive officer, and by our chief executive officer, as it relates to our other executive officers:
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
In 2022, based on the board’s assessment of their individual performance, each of Mr. Arnold and Mr. Cafera received an annual bonus equal to 100% of their respective base salary.
Long-Term Incentive Plans
We use long-term cash incentive plans (“LTIP Plans”) to attract and retain highly-qualified key management employees and align the interests of those employees with the financial success of FirstSun. For 2022, 2021 and 2020, Mr. Arnold and Mr. Cafera participated in our long-term incentive plans as described below.
2022 Long-Term Incentive Plan
Our 2022 Long-Term Incentive Plan, which we refer to as the “2022 LTIP,” was adopted by the FirstSun board of directors effective April 1, 2022, and is intended to serve as an ongoing plan for future years. The 2022 LTIP permits the Compensation Committee, with input from our Chief Executive Officer, to make awards in the form of cash and/or equity to be issued under our Equity Incentive Plan, to become payable upon achievement over a three-year performance period (the “Performance Period”) of such company and individual performance measures as the Compensation Committee shall designate. For 2022, the Compensation Committee granted Mr. Cafera two 2022 LTIP awards, consisting of a cash award and performance share units entitling the executive to receive a number of shares of FirstSun common stock (PSUs), with the amount of cash or number of shares that becomes payable at the end of the applicable Performance Period (“Realized

Value”) to be based on the level of achievement of specified company performance measures (each, a “Bank Performance Measure” and collectively, the “Bank Performance Measures”). For 2022, the Compensation Committee granted Mr. Arnold a single 2022 LTIP award consisting solely of PSUs with the number of shares that becomes payable at the end of the applicable Performance Period (“Realized Value”) to be based on the level of achievement of specified Bank Performance Measures. For the 2022 PSU awards, the Realized Value is based on the following formula: for threshold performance, Realized Value will be 50% of the “Target Units” (listed in the table below as “Threshold Units”); for target performance, the Realized Value will be 100% of Target Units; and for stretch performance, the Realized Value will be 150% of Target Units (listed in the table below as “Stretch Units”). For 2022 cash awards, the Realized Value is based on the following formula: for threshold performance, Realized Value will be 50% of the “Target Value” (listed in the table below as “Threshold Value”); for target performance, the Realized Value will be 100% of the Target Value; and for stretch performance, the Realized Value will be 150% of the Target Value (listed as “Stretch Value” in the table below).
For 2022, the Threshold Units, Target Units and Stretch Units of Mr. Arnold and Mr. Cafera’s Unit-based 2022 LTIP awards were as follows:

Name	Threshold Units	Target Units	Stretch Units

Neal E. Arnold	20,896	41,791	62,687
Robert A. Cafera, Jr.	3,582	7,164	10,746
For 2022, the Threshold Value, Target Value, and Stretch Value of Mr. Cafera’s 2022 cash award were as follows:

Name	Threshold Value	Target Value	Stretch Value

Robert A. Cafera, Jr.	$80,000	$160,000	$240,000
Because the 2022 LTIP awards have a three year Performance Period, no amounts were earned in 2022, and, therefore, no amounts are reflected under the column “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table for 2022. The Realized Value of each executive’s 2022 LTIP awards may be more than the Threshold Units or Threshold Value (as applicable), more or less than the Target Units or Target Value (as applicable), or less than the Stretch Units or Stretch Value (as applicable) and will depend on the level at which we achieve the Bank Performance Measures, each as measured at the end of the Performance Period.
The 2022 PSU awards will be paid in shares of FirstSun common stock within 45 days following the end of the three-year Performance Period, and the 2022 cash awards will be paid in a lump sum cash payment within 45 days following the end of the three-year Performance Period, in each case provided that the executive remains an employee in good standing of FirstSun or Sunflower Bank through the payment date, subject to certain exceptions.
The Bank Performance Measures designated by the board in 2022 are included in the table below. The board established threshold, target and stretch performance goals for each of the metrics, with threshold representing the minimum level of performance for which the executive officer will earn the applicable 2022 LTIP award. If performance is below the threshold level for one of the Bank Performance Measures, the executive officer will not earn an award for that metric; however, the executive officer will earn an award for the other metric if the threshold performance level is achieved. If performance exceeds the stretch level for any Bank Performance Measure, the executive officer will not earn a further award above the stretch incentive for such metric. Actual performance between threshold, target and stretch performance levels is interpolated between the two levels of achievement. For 2022, the performance required to achieve threshold, target or stretch settlements is based on performance of FirstSun, adjusted on a pro forma basis to include the acquisition of Pioneer as if it were part of FirstSun starting January 1, 2021 (this acquisition was effective April 1, 2022).

Bank Performance Metric	Weighting	Explanation

Annual Growth in Revenues Per Share	50%	Revenues means net interest income plus total noninterest income as reported by FirstSun, on a fully diluted share equivalent calculation.
Annual Growth in Tangible Book Value Per Share	50%	Tangible Book Value means total stockholders’ equity (excluding accumulated other comprehensive income) less goodwill and intangible assets. Intangible assets does not include mortgage servicing rights. Any impact to total stockholders’ equity from cash dividends to stockholders is also excluded.

The board has the ability to reduce the Bank Performance Measures by up to 50% if our credit risk profile deteriorates, as measured against a group of peer institutions. In addition, if during the Performance Period, we engage in a merger or other corporate restructuring that impacts our performance, the board may make such equitable adjustments following the closing of the transaction as necessary to preserve the original intent of the award and avoid material dilution or enlargement.
2021 Long-Term Incentive Plan
Our 2021 Long-Term Incentive Plan, which we refer to as the “2021 LTIP,” was adopted by the FirstSun board effective April 1, 2021. The 2021 LTIP awards are unfunded, unsecured promises by FirstSun or Sunflower Bank to provide the participants with a cash payment equal to the “Realized Value” of their applicable award determined at the end of the three year performance period (the “Performance Period”) based on the following formula:
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
Because the 2021 LTIP has a three year Performance Period, no amounts were earned in 2021 or 2022, and, therefore, no amounts are reflected under the column “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table for 2021 or 2022. The Realized Value of each executive’s award may be more or less than the Target Value and will depend on the level at which we achieve the Bank Performance Metrics, as well as the executive’s individual performance, each as measured at the end of the Performance Period. The 2021 LTIP awards will be paid in a lump sum cash payment within 45 days following the end of the three-year Performance Period, provided that the executive remains an employee in good standing of FirstSun or Sunflower Bank through the payment date, subject to certain exceptions.
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

2020 Long-Term Incentive Plan
Our 2020 Long-Term Incentive Plan, which we refer to as the “2020 LTIP,” was adopted by the FirstSun board effective April 1, 2020. Awards under the 2020 LTIP consisted of “LTIP Units” which are unfunded, unsecured promises by FirstSun or Sunflower Bank to provide a participant with a cash payment equal to the tangible book value of one share of FirstSun common stock, subject to the terms of the 2020 LTIP and the participant’s award agreement. All awards under the 2020 LTIP have an assigned future value, which we refer to as the “Target Value.” The Target Value is used to determine the number of LTIP Units awarded to the participant based upon the expected tangible book value of our common stock on the date that the participant becomes 100% vested in his or her award. The final value of the LTIP Units will be based on our tangible book value per share determined on the last day of each plan year. In April 2020, Mr. Arnold and Mr. Cafera were granted LTIP Units with a Target Value of $1.0 million and $400,000 respectively. These awards will have a minimum value on the vesting date of no less than 80% of the Target Value and a maximum value of no more than 120% of the Target Value, as reflected in the following table.

Name	Minimum Value	Target Value	Maximum Value	Vesting Period

Neal E. Arnold	$800,000	$1,000,000	$1,200,000	3 year cliff vest
Robert A. Cafera, Jr.	320,000	400,000	480,000	3 year cliff vest
The 2020 LTIP awards granted to Mr. Arnold and Mr. Cafera have a three-year performance period and will be paid in a lump sum cash payment within 45 days following the vesting date of the executive’s award, provided that the executive remains an employee in good standing of FirstSun or Sunflower Bank through the payment date. The three-year performance period for the 2020 LTIP will end on March 31, 2023 with achievement and are expected to be paid in the second quarter of 2023. Therefore, no amounts are reflected under the column “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table for 2020, 2021 or 2022.
Deferred Compensation Plan
Our Deferred Compensation Plan was established effective June 30, 2013, to allow eligible employees to defer a portion of their taxable earnings (including annual salaries, commissions, LTIP and annual bonus, and other taxable amounts) until a later specified date. In addition, FirstSun can, in its sole discretion, with respect to any plan year, make contributions on behalf of any or all participants of the plan. Our Deferred Compensation Plan is administered by an officer of FirstSun or Sunflower Bank selected by the FirstSun board. Participation is limited to a select group of management or highly compensated employees of FirstSun or Sunflower Bank approved by the FirstSun board.
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
A participant may elect to receive a distribution of his or her plan account in a lump sum or installments in the event of a change in control of FirstSun, termination of employment, retirement, death, disability or a specified date as elected in the participant’s enrollment form, or earlier upon a severe financial hardship. Payments to our named executive officers may be delayed for a period of six months pursuant to the “specified employee delay’ rules under Section 409A of the Code. Amounts deferred within the two years prior to the participant’s termination of employment for any reason are subject to clawback and forfeiture.
Outstanding Equity Awards at 2022 Fiscal Year-End
The following table provides a summary of stock option awards outstanding and PSUs which may be awarded under the 2022 LTIP as of December 31, 2022 for the named executive officers. The vesting provisions applicable to each outstanding option and performance based stock award is described in the footnotes to the following table. For a description of the acceleration of vesting provisions applicable to the equity-based awards held by our named executive officers, please see the section titled “Potential Payments Upon Termination or Change in Control” below.

	Option Awards				Stock Awards
	Number of Securities Underlying Options Exercisable	Number of Securities Underlying Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares or Units That Have Not Vested (1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Units That Have Not Vested
Mollie H. Carter	196,375	—	$19.72	7/20/2027	—	$—	—	$—
Neal E. Arnold	187,590	—	20.49	2/14/2028	—	—	41,791	1,523,282
Robert A. Cafera, Jr.	135,952	—	19.72	7/20/2027	—	—	7,164	261,128
(1) Awards vest on the third anniversary of the grant date, April 30, 2025.
Potential Payments Upon Termination or Change in Control
Employment Agreements in Effect in 2022
Each of our employment agreements with, Mr. Arnold’s and Mr. Cafera’s in effect in 2022 included certain severance payments upon termination of employment, including in certain circumstances following a change in control, as described below.
If Mr. Arnold’s or Mr. Cafera’s employment is terminated without “Cause” or at his election for “Good Reason,” each as defined in his employment agreement, each is entitled to receive:
•the amount of his target annual bonus (100% of base salary) for the fiscal year that includes his termination, payable in a lump sum within 30 days;
•subject to his execution of a general release:
◦a lump sum within 65 days equal to (a) 24 months of base salary and target annual bonus, plus (b) 18 months of COBRA premiums;
◦full vesting of his account under our Deferred Compensation Plan; and
◦except where termination for Good Reason is triggered by his decision not to renew his employment agreement,
▪full vesting of any outstanding options or other incentive compensation or equity-based awards, and
▪the right to elect to cancel any outstanding options granted to him under his initial option grant in return for a payment of their spread value (i.e., the difference between the aggregate fair market value and the aggregate exercise price) as of the date of his election. The “initial option grant” refers to the option grant of 187,590 options made to Mr. Arnold on January 31, 2018 and the option grant of 135,952 options made to Mr. Cafera on July 20, 2017. If the executive fails to timely make an election to cancel such options, the options will remain outstanding and exercisable until 18 months following such termination or, if earlier, the end of the initial option grant’s original term (i.e., January 31, 2028 for Mr. Arnold and July 20, 2027 for Mr. Cafera).
Effective March 14, 2023, Mr. Arnold’s and Mr. Cafera’s employment agreements were amended to make clear that the “other incentive compensation or equity-based awards” that become vested (as described above) include the cash and performance-based stock awards made under our LTIP Plan, with vesting of performance-based stock awards to be determined by the Compensation Committee of the FirstSun board based on the level of achievement of Bank Performance Measures as of the date of the executive’s termination, subject to adjustments, such as to account for transaction expenses, as the Compensation Committee determines are necessary to carry out the original intent of the award and in a manner that does not materially adversely affect the executive. If the Compensation Committee determines that the level of achievement of Bank Performance Measures cannot be objectively measured as of the executive’s termination date, then vesting will occur at the greater of target or the level achieved based on actual performance through the last practicable date prior to the executive’s termination.
In addition, under their respective employment agreements, any decision by Mr. Arnold or Mr. Cafera not to renew their respective employment agreement that occurs within one year after a “Change in Control” (as defined in their respective employment Agreement) will be treated as a termination for Good Reason.

If the total amounts due to Mr. Arnold or Mr. Cafera in connection with a change in control exceed the parachute payment limits imposed under Code Section 280G, such amounts are subject to reduction if a reduction would result in a better net benefit to the executive than if he were to incur an excise tax on his parachute payments.
Long-Term Incentive Plans
Under our LTIP Plans, if a named executive officer terminates his employment prior to the third anniversary of the grant date due to his or her retirement, death, disability, or involuntary termination without cause, the award will vest on a pro-rata schedule based on the number of full plan years following the grant date that the executive remained an employee.
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
Equity Incentive Plan
All outstanding stock options issued to our executive officers under our Equity Incentive Plans were issued pursuant to awards providing that they vest ratably over a four year period on each anniversary of the grant date, and all such outstanding stock options are currently vested in full. Pursuant to the applicable award agreements, except where termination is for “cause” (as defined in the Equity Incentive Plan) or in the case of Mr. Arnold or Mr. Cafera the termination is due to the executive officer’s decision not to renew his employment agreement, these outstanding vested stock options will continue under their current terms even following the executive officer’s termination of employment and service with the Company and its subsidiaries, provided that they will be cancelled if not exercised within 3 months following such termination, or in the case of death or disability within 12 months following such termination, or if earlier the original expiration of their term. However, in the first calendar year in which the executive officer is no longer employed with the Company due to a termination of his or her employment and service with the Company and its subsidiaries without “cause” or for “good reason” (as each such term is defined in the applicable employment agreement or the applicable award agreement), the executive officer may elect to cancel each such option that remains outstanding but unexercised in return for an immediate payment equal to the difference between the aggregate fair market value of a share and the aggregate exercise price. If the executive officer fails to timely make an election to cancel his or her outstanding shares, the options will continue to remain outstanding and exercisable for a period of 18-months following the termination, or if earlier, the original option term. In the event of a change in control, unless each of the executive officers’ outstanding stock option awards are assumed, continued or a similar award is substituted by the surviving or acquiring entity, our Board may choose to either cancel the award in exchange for a payment to the executive officer of its value or allow the executive officer a limited period of time to exercise the option and any unexercised options will terminate.
The 2022 LTIP award agreements PSUs issued to executive officers under our 2021 Equity Incentive Plan vest on the third anniversary of the grant date, subject to the achievement of the Bank Performance Measures. Under Mr. Arnold’s and Mr. Cafera’s employment agreements, if the executive officer is terminated without “cause” or the executive officer terminates his employment for “good reason” (as each such term is defined in the applicable employment agreement), except where such termination is triggered by the executive officer’s decision not to renew his employment agreement, any unvested portion of these PSUs will immediately vest as of the date of such termination. Amendments were made to Mr. Arnold’s and Mr. Cafera’s employment agreements in March 2023 to clarify that vesting of performance-based equity awards (such as these PSUs) made under the LTIPs (or any successor plan) will be based on the level of achievement of any Bank Performance Measures (as defined in the LTIPs) as of the date of such termination, as determined by our Compensation Committee and subject to adjustments (e.g., accounting for transaction expenses) to such Bank Performance Measures as the Compensation Committee (or its delegate) determines are necessary to carry out their original intent and in a manner that does not materially adversely affect the executive. If, however, the Compensation Committee determines that achievement of the applicable Bank Performance Measures for the full performance period cannot be objectively measured as of such termination, vesting will occur at the greater of 100% of target level and the level achieved based on actual performance determined through the last practicable date prior to such termination. The foregoing full vesting supersedes the standard provisions in our form PSU awards, which provided that if the participant terminates without “cause” (as defined in the LTIP) within 12 months following a change in control and is otherwise determined to be “in good standing”, unless the award was continued or assumed on substantially the same terms by the surviving or acquiring entity, the PSUs will vest pro rata based on whole one-year periods completed following date of grant and our Compensation Committee’s determination of the level of achievement of the applicable Performance Measures as of the end of the most recent calendar month or quarter, as designated by the Compensation Committee.
Compensation of Directors for Fiscal Year 2022
We do not pay our “inside” employee-directors any additional compensation for their service as directors.
For 2022, we provided the following annual compensation to our non-employee directors for their service as directors:
•an annual cash retainer of $35,000, payable quarterly;
•an additional annual retainer for the chair and members of the nominating and governance committee of $5,000 and $2,000, respectively;
•an additional annual retainer for the chair and members of the compensation and succession committee of $12,500 and $7,500, respectively;
•an additional annual retainer for the chair and members of the audit committee of $15,000 and $10,000, respectively; and
•an annual equity component consisting of an award of restricted stock with a grant date fair value of approximately $35,000, which we grant on the first business day following our annual meeting of stockholders, which such award cliff vests on the first anniversary of the grant date.
We also provide compensation to Ms. Cunningham, Ms. Elving, Mr. Levy and Ms. Merdian for their service on the Sunflower Bank board of directors and for bank-level committee service. Mr. Casciato, Mr. Hammond and Mr. Larkins do not serve on the Sunflower Bank board of directors or any of the bank-level committees.
The following table sets forth, for the fiscal year ended December 31, 2022, certain information regarding the compensation of each non-employee director of the Company.

Name and Principal Position	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	All other Compensation	Total

Christopher C. Casciato (3)	$35,000	$35,000	$—	$—	$70,000
Isabella Cunningham (4)	49,125	55,000	—	—	104,125
Beverly O. Elving (5)	74,250	55,000	—	—	129,250
Kevin T. Hammond (6)	26,250	35,000	—	—	61,250
Paul A. Larkins	35,000	35,000	—	—	70,000
David W. Levy (7)	78,750	55,000	—	—	133,750
Diane L. Merdian (8)	80,875	55,000	—	—	135,875
(1) This amount represents the grant date fair value of stock awards computed in accordance with FASB ASC Topic 718. For a discussion of the valuation assumptions, see Note 16 - Stockholders' Equity to our 2022 consolidated financial statements included in this annual report.

(2) This amount represents the grant date fair value of option awards computed in accordance with FASB ASC Topic 718. For a discussion of the valuation assumptions, see Note 16 - Stockholders' Equity to our 2022 consolidated financial statements included in this annual report. The per share exercise price of each option award was equal to the market value of our common stock on the date each option award was granted.

(3) The director compensation for Mr. Casciato is not paid to him directly, but is paid to Lightyear Capital LLC or its affiliated entities.
(4) Dr. Cunningham is also a member for the Sunflower Bank board of directors. The cash component of her compensation includes $15,000 for service as a director of the Bank during 2022, and the stock award component of her compensation includes an award of restricted stock with a grant date fair value of approximately $20,000 for her service on the Bank board. Dr. Cunningham does not serve on any of the Bank-level committees. Dr. Cunningham’s compensation was pro-rated from her April 1, 2022 start date.

(5) Ms. Elving is also a member of the Sunflower Bank board of directors. The cash component of her compensation includes $23,000 for service as a director of the Bank during 2022, and the stock award component of her compensation includes an award of restricted stock with a grant date fair value of approximately $20,000 for her service on the Bank board.

(6) The director compensation for Mr. Hammond is not paid to him directly but is paid to JLL Partners Fund FCH LP or its affiliated entities.
(7) Mr. Levy is also a member of the Sunflower Bank board of directors and the cash component of his compensation includes $20,000 for service as a director of the Bank and on Bank-level committees during 2022, and the stock award component of his compensation includes an award of restricted stock with a grant date fair value of approximately $20,000 for his service on the Bank board.

(8) Ms. Merdian is also a member of the Sunflower Bank board of directors. The cash component of her compensation includes $20,000 for service as a director of the Bank and on Bank-level committees during 2022, and the stock award component of her compensation includes an award of restricted stock with a grant date fair value of approximately $20,000 for her service on the bank board.

Compensation of Directors for Fiscal Year 2023
We have modified our non-employee director compensation arrangements for 2023, which now currently include the following:
•an annual cash retainer of $35,000, payable quarterly;
•an annual equity component consisting of an award of restricted stock with a grant date fair value of approximately $35,000, to be granted on the first business day following our annual meeting of stockholders, with such award cliff vesting on the first anniversary of the grant date;
•an additional annual retainer for the chair and members of the audit committee of $20,000 and $10,000, respectively;
•an additional annual retainer for the chair and members of the compensation and succession committee of $15,000 and $7,500, respectively; and
•an additional annual retainer for the chair of and members of the nominating and governance committee of $10,000 and $5,000, respectively.
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
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The following table sets forth information about the beneficial ownership of FirstSun common stock as of March 16, 2023:
•each person known to FirstSun to be the beneficial owner of more than 5% of its common stock;
•each named executive officer of FirstSun;
•each director of FirstSun; and
•all of FirstSun’s executive officers and directors as a group.
Unless otherwise noted in the footnotes below, the address of each beneficial owner listed in the table is c/o FirstSun Capital Bancorp, 1400 16th Street, Suite 250. Denver, Colorado 80202. Except as indicated by the footnotes below, FirstSun believes, based on the information furnished to it, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws. FirstSun has based its calculation of the percentage of beneficial ownership on 24,924,023 shares of its common stock outstanding as of March 15, 2023.
In computing the number of shares of FirstSun common stock beneficially owned by a person and the percentage ownership of that person, it deemed outstanding shares of its common stock subject to options held by that person that are currently exercisable or are exercisable within 60 days of March 15, 2023. FirstSun, however, did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person.

	Amount of Shares Owned	Right to Acquire (1)	Total	Percent of Class
Directors and Named Executive Officers
Mollie H. Carter (2)	1,648,200	196,375	1,844,575	7.34%
Neal E. Arnold	232,348	187,590	419,938	1.67%
Robert A. Cafera, Jr.	125,267	135,952	261,219	1.04%
Isabella Cunningham	51,625	21,925	73,550	*
Diane L. Merdian	1,641	43,369	45,010	*
David W. Levy	1,641	40,597	42,238	*
Paul A. Larkins (3)	980	12,397	13,377	*
Beverly O. Elving	2,171	10,880	13,051	*
Kevin T. Hammond	—	—	—	—%
Christopher C. Casciato (4)	—	—	—	—%
All directors and executive officers as a group (12 persons)	2,064,773	754,954	2,819,727	10.98%

5% Stockholders
JLL / FCH Holdings I LLC	3,481,961	45,685	3,527,646	14.13%
John J. Hale Trusts (5)	1,816,100	—	1,816,100	7.29%
Karen Hale Young Trusts (6)	1,816,100	—	1,816,100	7.29%
Max Alan Hale Trusts (7)	1,816,100	—	1,816,100	7.29%
Dana Hale Nelson Trusts (8)	1,616,200	—	1,616,200	6.48%
Entities Affiliated with Lightyear Capital LLC (9)	1,441,686	32,489	1,474,175	5.91%
Aquiline SGB Holdings LLC (10)	1,443,066	—	1,443,066	5.79%
•Indicates ownership of less than 1%.
(1) The shares in this column represent stock options of FirstSun held by that person or entity that are currently exercisable or exercisable within 60 days of March 16, 2023.
(2) Ms. Carter may be considered to exercise sole voting and investment power with respect to all 1,648,200 of the listed shares, which are held either by her individually or by trusts for which she serves as trustee.

(3) Mr. Larkins serves as the director designee for Aquiline SGB Holdings LLC. Mr. Larkins has no voting or investment power over any shares held by Aquiline SGB Holdings LLC and disclaims any beneficial ownership of such shares.

(4) Mr. Casciato serves as the director designee for Lightyear Fund III, LP. Mr. Casciato is a Managing Director of Lightyear Capital LLC and has no voting or investment power over any shares held by Lightyear Capital LLC or its affiliates and disclaims any beneficial ownership of such shares.

(5) John J. Hale has sole voting and dispositive power with respect to the shares held by a family trust for which he serves as trustee.
(6) Karen Hale Young has sole voting and dispositive power with respect to these shares held by two family trusts for which she serves as trustee.
(7) Max Alan Hale has sole voting and dispositive power with respect to these shares held by two family trusts for which he serves as trustee.
(8) Dana Hale Nelson has sole voting and dispositive power with respect to these shares held by two family trusts for which she serves as trustee.
(9) Consists of (a) 1,436,728 shares held by Lightyear Fund III, L.P. (“Lightyear Fund III”) over which Lightyear Fund III GP, L.P., Lightyear Fund III GP Holdings, LLC, LY Holdings, LLC and Mark F. Vassallo have shared voting and dispositive power, and (b) 3,978 shares held by Lightyear Co-Invest Partnership III, L.P. over which Lightyear Fund III GP Holdings, LLC, LY Holdings, LLC and Mark F. Vassallo have shared voting and dispositive power. The address for Lightyear Capital and its affiliates is 9 West 57th Street, 31st Floor, New York, New York 10019.

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

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2022.

Plan Category	Number of Shares to be issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)

Equity compensation plans approved by security holders (1)	1,559,231	$19.51	2,493,633
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,559,231	$19.51	2,493,633
(1) Column (a) consists of shares of our common stock issuable upon the exercise of 1,307,915 stock options issued under our 2017 Equity Incentive Plan and 170,711 under the Pioneer Plans. Column (c) consists of an aggregate of 97,667 shares reserved for future issuance under our 2017 Equity Incentive Plan, which was approved by our stockholders on May 9, 2018, and 2,395,966 shares reserved for future issuance under our 2021 Equity Incentive Plan, which was approved by our stockholders on October 29, 2021.

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
Following the Pioneer merger, JLL became a party to the Stockholders’ Agreement and was designated as a Significant Stockholder. Certain FirstSun stockholders, defined as “Significant Stockholders” under the agreement, have additional rights and obligations under the Stockholders’ Agreement. These Significant Stockholders include, among others, the following:
•Aquiline SGB Holdings LLC (“Aquiline”);
•JLL/FCH Holdings I, LLC (“JLL”)
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
Amendment No. 2 to Stockholder’ Agreement Related to the Pioneer Merger
The Stockholders’ Agreement remained in effect following the closing of the Pioneer merger. Under the merger agreement, the Stockholders’ Agreement was amended further, effective upon the merger, to among other things, increase the size of the FirstSun board of directors from eight to ten members. In addition, JLL, Pioneer’s largest shareholder, became a party to the agreement, and was designated as a Significant Stockholder and has the right to designate one nominee, who is a Class II director, to the FirstSun board of directors. Other than JLL, no other Pioneer shareholder became a party to the Stockholders’ Agreement as a result of the merger.
The below description of the Stockholders’ Agreement is a description of the agreement, as amended by Amendment No. 1 to the Stockholders’ Agreement and, as amended by Amendment No. 2 to the Stockholders’ Agreement.
Corporate Governance Provisions
Board Composition
The Stockholders’ Agreement provides that FirstSun will have a ten-member classified board of directors, divided into three classes, with each class consisting (as nearly as possible) of one-third of the total number of directors, with each director elected for a staggered three-year term. Under the Stockholders’ Agreement, the following stockholder groups are entitled to designate one nominee for election as a director as follows:
•Aquiline (whose current nominee is Paul A. Larkins);
•JLL (whose current nominee is Kevin T. Hammond);
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
Under the Stockholders’ Agreement, the Mollie Hale Carter Stockholder Group designee (currently Ms. Carter) will serve as Chair of the FirstSun board of directors.
Under the Stockholders’ Agreement, if any stockholder (or group of stockholders) with a director designation right, each a “designating stockholder,” ceases to own at least 40% of the amount of FirstSun common stock owned at the closing of the SGB mergers, or with respect to JLL, common stock owned at the time of the closing of the Pioneer Merger, it will lose its designation right, and the director nominated under such designation right must resign from the board and the size of the board will be reduced accordingly; provided, that, if such designating stockholder increases its ownership of FirstSun common stock to an amount equal to or greater than 40% of the amount of FirstSun common stock owned at the closing of the SGB mergers, or with respect to JLL, common stock owned at the time of the closing of the Pioneer Merger, within 90-days after losing such designation right, the designating stockholder’s designation right will be reinstated. In addition, if a Hale trust group loses a designation right and the other Hale trust group that had not held a designation right before that time still holds at least 40% of the amount of FirstSun common stock it owned at the closing of the SGB mergers, the other Hale trust group may succeed to the designation right. As such, when the Lisa K. Hale Trusts transferred its ownership below 40% in 2020, resulting in the loss of its designation right, such designation right was transferred to the John J. Hale Trust.

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
Charter and Bylaw Provisions
The Stockholders’ Agreement requires that FirstSun’s governing documents, including its certificate of incorporation and bylaws, provide (a) for the elimination of the liability of each director to the maximum extent permitted by law and (b) indemnification of, and advancement of expenses for, each director for acts on behalf of FirstSun to the maximum extent permitted by law. In addition, for the Lightyear, JLL and Aquiline designees, FirstSun acknowledges that such directors may have indemnification rights provided by their respective designating stockholder, and FirstSun has agreed, among other things, that it is the indemnitor of first resort.
ERISA Matters
Each of Lightyear, JLL and Aquiline, and their respective affiliates, each referred to as a “VCOC Investor” were (or will be) granted “venture capital operating company” rights that were not provided to the other stockholders, including the right to receive quarterly and annual financial statements, the right to visit and inspect the offices and properties of FirstSun, consultation rights with management of FirstSun and, in the event that the board designee for Lightyear, JLL, or Aquiline no longer has a right to serve on the FirstSun board of directors, or if such designee is unable to attend a board meeting, non-voting board observer rights, each subject to their agreement to maintain the confidentiality of any non-public information provided to them and to comply with applicable securities laws. These rights will terminate when the VCOC Investor holds less than 1% of FirstSun common stock.
Bank Board
The Stockholders’ Agreement also provides that the board of directors of Sunflower Bank will be composed of 13 directors.
Regulatory Compliance on Listing Event
The Stockholders’ Agreement contains an initial public offering preparedness provision that requires the board to be reconstituted in conjunction with the listing of FirstSun common stock on NASDAQ or the New York Stock Exchange to the extent regulatory standards so require (subject to a maximum of 12 directors).
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
Amendment; Termination
The Stockholders’ Agreement may be amended or waived only by the written consent of FirstSun stockholders holding two-thirds of the outstanding shares of FirstSun common stock party to the agreement. All provisions of the Stockholders’ Agreement terminate upon the earlier of an initial underwritten public offering or Change of Control of FirstSun (as defined in the agreement); provided, however, that certain governance provisions will remain in effect following an initial underwritten public offering, including the director designation rights and VCOC rights of Lightyear, JLL and Aquiline, which will be in effect until such designating stockholder loses such designation right or the earlier to occur of a Change of Control or the 25th anniversary of the dated of the agreement.
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
The Registration Rights Agreement remained in effect following the merger. Under the merger agreement, the Registration Rights Agreement was amended, effective as of the closing date of the Pioneer Merger, to among other things, add JLL, Pioneer’s largest shareholder, as a “Significant Investor” to the agreement. Other than JLL, no other Pioneer shareholder became a party to the Registration Rights Agreement as a result of the merger.
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
Director Independence
Our securities are not listed on a national securities exchange or any inter-dealer quotation system which has a requirement that a majority of directors be independent. Our board has undertaken a review of the independence of each director on the FirstSun board of directors under the standards for director independence set forth in the NASDAQ Marketplace Rules. Under these rules, our board has affirmatively determined that Mr. Casciato, Ms. Cunningham, Ms. Elving, Mr. Hammond, Mr. Larkins, Mr. Levy and Ms. Merdian are “independent directors.”
In addition, the members of our audit committee, nominating and governance committee and compensation and succession committee are comprised solely of independent directors under the NASDAQ Marketplace Rules.
We have determined that Ms. Carter and Mr. Arnold do not qualify as independent directors because of Ms. Carter’s service as the Executive Chair of FirstSun and Sunflower Bank and because Mr. Arnold is an executive officer of both FirstSun and Sunflower Bank.

Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm for the years ended December 31, 2022 and 2021 was Crowe LLP.
The following table shows the fees that we paid for services performed in the years ended December 31, 2022 and 2021 to Crowe LLP:

(in thousands)
Type of Fees	2022	2021

Audit fees	$1,228	$667
Audit-related fees	101	385
Tax fees	—	—
All other fees	6	6
Total fees	$1,335	$1,058
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

10.11	FirstSun Capital Bancorp 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the Quarter Ended September 30, 2021).^

10.12	FirstSun Capital Bancorp 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.12 of the Company’s Form 10-K for the Year Ended December 31, 2021).^†

Exhibit No.	Description
10.13	Form of FirstSun Capital Bancorp 2021 Long-Term Incentive Plan Award Agreement (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K for the Year Ended December 31, 2021).^

10.14	FirstSun Capital Bancorp Long-Term Incentive Plan, effective April 1, 2022 (incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K for the Year Ended December 31, 2021).^

10.15	Form of FirstSun Capital Bancorp Long-Term Incentive Plan Award Agreement (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K for the Year Ended December 31, 2021).^

10.16
Agreement and General Release dated March 24, 2022 between Mollie Hale Carter and FirstSun Capital Bancorp (incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K for the Year Ended December 31, 2021).^

10.17	2023 Amended and Restated Employment Agreement dated as of March 14, 2023 by and among Neal E. Arnold, FirstSun Capital Bancorp and Sunflower Bank, N.A.^

10.18	2023 Amendment to Amended and Restated Employment Agreement dated as of March 14, 2023 by and among Robert A. Cafera, Jr., FirstSun Capital Bancorp and Sunflower Bank, N.A.^

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Form 10-K for the Year Ended December 31, 2021).

21.1	Subsidiaries of FirstSun Capital Bancorp.

23.1	Consent of Crowe LLP.

24.1	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021; (ii) Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020; (iii) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2022, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

104	The cover page from the Company’s Annual Report on Form 10-K Report for the year ended December 31, 2022, formatted in inline XBRL and contained in Exhibit 101.
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

FIRSTSUN CAPITAL BANCORP
(Registrant)
/s/ Neal E. Arnold
Date:	March 16, 2023
Neal E. Arnold
Chief Executive Officer and President
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

Signature	Title	Date

/s/ Neal E. Arnold	Chief Executive Officer and President	March 16, 2023
Neal E. Arnold	(Principal Executive Officer)

/s/ Robert A. Cafera, Jr.	Executive Vice President and Chief Financial Officer	March 16, 2023
Robert A. Cafera, Jr.	(Principal Financial Officer & Principal Accounting Officer)

/s/ Mollie H. Carter	Executive Chair of the Board	March 16, 2023
Mollie H. Carter

/s/ Christopher C. Casciato	Director	March 16, 2023
Christopher C. Casciato

/s/ Isabella Cunningham	Director	March 16, 2023
Isabella Cunningham

/s/ Beverly O. Elving	Director	March 16, 2023
Beverly O. Elving

/s/ Kevin T. Hammond	Director	March 16, 2023
Kevin T. Hammond

/s/ Paul A. Larkins	Director	March 16, 2023
Paul A. Larkins

/s/ David W. Levy	Director	March 16, 2023
David W. Levy

/s/ Diane L. Merdian	Director	March 16, 2023
Diane L. Merdian