Form 10-Q
period 2023-03-31
FIRSTSUN CAPITAL BANCORP
filed 2023-05-12
CIK 1709442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 11, 2023, there were approximately 24,924,169 shares of the registrant’s common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical or current fact nor are they assurances of future performance and generally can be identified by the use of forward-looking terminology, such as “believe,” “expect,” “anticipate,” “intend,” “target,” “estimate,” “continue,” “positions,” “plan,” “predict,” “project,” “forecast,” “guidance,” “goal,” “objective,” “prospects,” “possible” or “potential,” by future conditional verbs such as “assume,” “will,” “would,” “should,” “could” or “may,” or by variations of such words or by similar expressions. These forward-looking statements include, but are not limited to, statements related to our expected increase in the cost of funds, our expected decrease in mortgage banking revenues and related income, and our belief that sources of available liquidity are adequate to meet our current and expected liquidity needs. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time, are difficult to predict and are generally beyond our control.
There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:
•the possibility that the anticipated benefits of our merger with Pioneer Bancshares, Inc., including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy, competitive factors in the areas where we do business or as a result of other unexpected factors or events;
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
We caution readers that the foregoing list of factors is not exclusive, is not necessarily in order of importance and readers should not place undue reliance on any forward-looking statements. You should also consider the risks, assumptions and uncertainties set forth under “Item 1.A. Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2023 (the “2022 Annual Report”) as well as any additional factors that might be reported in future filings that we make with the SEC. Further, any forward-looking statement speaks only as of the date on which it is made and we do not intend to and disclaim any obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, unless required to do so under the federal securities laws.

Part I - Financial Information
Item 1. Financial Statements (Unaudited)

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Balance Sheets
As of

	(Unaudited)
(In thousands, except par and share amounts)	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$388,349	$343,526
Securities available-for-sale, at fair value	532,650	536,973
Securities held-to-maturity, fair value of $33,502 and $33,218, respectively	38,470	38,901
Loans held-for-sale, at fair value	66,255	57,323
Loans, net of allowance for credit losses of $74,459 and $65,917, respectively	5,986,516	5,845,915
Mortgage servicing rights, at fair value	73,424	74,097
Premises and equipment, net	86,430	87,079
Other real estate owned and foreclosed assets, net	6,358	6,358
Bank-owned life insurance	78,376	77,923
Restricted equity securities	46,747	50,215
Goodwill	93,483	93,483
Core deposits and other intangible assets, net	14,762	15,806
Accrued interest receivable	28,725	28,543
Deferred tax assets, net	46,732	48,355
Prepaid expenses and other assets	123,179	125,825
Total assets	$7,610,456	$7,430,322

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing accounts	$1,764,440	$1,820,490
Interest-bearing accounts	4,229,826	3,944,572
Total deposits	5,994,266	5,765,062
Securities sold under agreements to repurchase	31,645	36,721
Federal Home Loan Bank advances	577,285	643,885
Convertible notes payable, net	5,393	5,355
Subordinated debt, net	74,980	74,880
Accrued interest payable	9,610	5,798
Accrued expenses and other liabilities	118,227	124,085
Total liabilities	6,811,406	6,655,786

Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued or outstanding, respectively	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 24,924,023 and 24,920,984 shares issued; 24,924,023 and 24,920,984 shares outstanding, respectively	2	2
Additional paid-in capital	461,174	460,720
Retained earnings	380,270	357,797
Accumulated other comprehensive loss, net	(42,396)	(43,983)
Total stockholders’ equity	799,050	774,536
Total liabilities and stockholders’ equity	$7,610,456	$7,430,322
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Income and Comprehensive Income (Loss)
For the three and three months ended March 31,
(Unaudited)

(In thousands, except per share amounts)	2023	2022
Interest income:
Interest and fee income on loans:
Taxable	$83,937	$36,891
Tax exempt	4,664	4,967
Interest and dividend income on securities:
Taxable	4,157	2,271
Tax exempt	7	4
Other interest income	2,138	528
Total interest income	94,903	44,661
Interest expense:
Interest expense on deposits	14,179	1,574
Interest expense on securities sold under agreements to repurchase	30	8
Interest expense on other borrowed funds	6,577	1,794
Total interest expense	20,786	3,376
Net interest income	74,117	41,285
Provision for credit losses	3,360	3,700
Net interest income after credit loss expense	70,757	37,585
Noninterest income:
Service charges on deposit accounts	5,015	3,925
Credit and debit card fees	2,981	2,415
Trust and investment advisory fees	1,461	1,947
Income from mortgage banking services, net	7,429	14,561
Gain on other real estate owned and foreclosed assets activity, net	—	20
Other noninterest income	2,045	825
Total noninterest income	18,931	23,693
Noninterest expense:
Salary and employee benefits	35,049	34,225
Occupancy and equipment	8,174	6,833
Amortization of intangible assets	1,044	327
Merger related expenses	—	303
Other noninterest expenses	11,999	10,779
Total noninterest expense	56,266	52,467
Income before income taxes	33,422	8,811
Provision for income taxes	7,141	1,142
Net income	$26,281	$7,669
Other comprehensive income (loss), net of tax:
Gain (loss) on securities available-for-sale	2,271	(16,332)
(Loss) gain on fair value hedges of securities available-for-sale	(684)	—
Other comprehensive income (loss), net of tax	1,587	(16,332)
Comprehensive income (loss)	$27,868	$(8,663)

Earnings per share:
Net income available to common stockholders	$26,281	$7,669
Basic	$1.05	$0.42
Diluted	$1.03	$0.41
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the three months ended March 31,
(Unaudited)

(in thousands, except share amounts)	Issued shares of common stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
2023
Balance, beginning of period	24,920,984	$2	$460,720	$—	$357,797	$(43,983)	$774,536
Cumulative effect of accounting change (Note 1)	—	—	—	—	(3,808)	—	(3,808)
Adjusted beginning balance	24,920,984	2	460,720	—	353,989	(43,983)	770,728
Issuance of common stock on restricted stock grants (11,344 shares issued in 2022)	—	—	101	—	—	—	101
Stock option exercises	3,039	—	27	—	—	—	27
Share-based compensation, net of forfeitures	—	—	326	—	—	—	326
Net income	—	—	—	—	26,281	—	26,281
Other comprehensive income	—	—	—	—	—	1,587	1,587
Balance, end of period	24,924,023	$2	$461,174	$—	$380,270	$(42,396)	$799,050

2022
Balance, beginning of period	19,903,342	$2	$261,905	$(38,148)	$298,615	$1,664	$524,038
Share-based compensation, net of forfeitures	—	—	166	—	—	—	166
Net income	—	—	—	—	7,669	—	7,669
Other comprehensive loss	—	—	—	—	—	(16,332)	(16,332)
Balance, end of period	19,903,342	$2	$262,071	$(38,148)	$306,284	$(14,668)	$515,541
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Cash Flows
For the three months ended March 31,
(Unaudited)

(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$26,281	$7,669
Adjustments to reconcile income to net cash provided by operating activities:
Provision for credit losses	3,360	3,700
Depreciation	1,710	1,414
Deferred tax expense	2,341	—
Amortization of net premium on securities	264	685
Accretion of net discount on acquired loans	(953)	(192)
Net change in deferred loan origination fees and costs	(70)	(316)
Amortization of core deposits and other intangible assets	1,044	327
Amortization of software implementation costs	181	229
Amortization of premium on acquired deposits	(281)	—
Accretion of discount on subordinated debt	63	64
Amortization of issuance costs on subordinated debt	37	34
Accretion of discount on convertible notes payable	38	526
Increase in cash surrender value of bank-owned life insurance	(453)	(309)
Impairment of other real estate owned and foreclosed assets	—	8
Federal Home Loan Bank stock dividends	(554)	(77)
Share-based compensation expense	427	166
Decrease (increase) in fair value of mortgage servicing rights	2,720	(8,565)
Net loss on disposal of premises and equipment	—	82
Net gain on other real estate owned and foreclosed assets activity	—	(20)
Net gain on sales of loans held-for-sale	(899)	(6,344)
Origination of loans held-for-sale	(193,845)	(326,447)
Proceeds from sales of loans held-for-sale	183,765	374,505
Changes in operating assets and liabilities:
Lease right-of-use assets	(116)	—
Accrued interest receivable	(182)	(518)
Prepaid expenses and other assets	898	(19,478)
Accrued interest payable	3,812	314
Accrued expenses and other liabilities	(4,794)	(12,292)
Net cash provided by (used in) operating activities	$24,794	$15,165
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Cash Flows (continued)
For the three months ended March 31,
(Unaudited)

(In thousands)	2023	2022
Cash flows from operating activities: (previous page)	$24,794	$15,165

Cash flows from investing activities:
Proceeds from maturities of held-to-maturity securities	453	1,159
Purchases of available-for-sale securities	(1,757)	(31,959)
Proceeds from sale or maturities of available-for-sale securities	8,800	25,483
Loan originations, net of repayments	(148,175)	(278,429)
Purchases of premises and equipment	(1,060)	(548)
Proceeds from the sale of premises and equipment	—	2
Proceeds from sales of other real estate owned and foreclosed assets	—	628
Purchases of restricted equity securities	(16,740)	(30)
Proceeds from the sale or redemption of restricted equity securities	20,762	472
Purchase of other investments	(247)	—
Proceeds from the sale or redemption of other investments	158	500
Net cash used in investing activities	(137,806)	(282,722)

Cash flows from financing activities:
Net change in deposits	229,485	91,534
Net change in securities sold under agreements to repurchase	(5,077)	(22,466)
Proceeds from Federal Home Loan Bank advances	467,000	—
Repayments of Federal Home Loan Bank advances	(533,600)	—
Repayments of other borrowings	—	(6,750)
Proceeds from subordinated debt, net	—	24,466
Proceeds from issuance of common stock, net of issuance costs	27	—
Net cash provided by financing activities	157,835	86,784
Net (decrease) increase in cash and cash equivalents	44,823	(180,773)
Cash and cash equivalents, beginning of period	343,526	668,462
Cash and cash equivalents, end of period	$388,349	$487,689

Supplemental disclosures of cash flow information:
Interest paid on deposits	$10,010	$1,623
Interest paid on borrowed funds	$10,428	$1,919
Cash paid for income taxes, net	$247	$5,473
Non-cash investing and financing activities:
Net change in unrealized loss on available-for-sale securities	$3,006	$(21,618)
Loan charge-offs	$123	$1,029
Loans transferred to other real estate owned and foreclosed assets	$—	$291
Mortgage servicing rights resulting from sale or securitization of mortgage loans	$2,047	$4,524
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
These consolidated financial statements in this Quarterly Report on Form 10-Q do not include all of the information and footnotes required by U.S. GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the SEC. These interim financial statements are unaudited, and include, in our opinion, all adjustments necessary for a fair statement of the results for the periods indicated, which are not necessarily indicative of results which may be expected for the full year. These unaudited consolidated financial statements and notes should be read in conjunction with FirstSun’s audited consolidated financial statements and footnotes thereto for the year ended December 31, 2022, included in the 2022 Annual Report.
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
Risks and Uncertainties - In the normal course of business, companies in the banking and mortgage industries encounter certain economic and regulatory risks. Economic risks include credit risk, interest rate risk, liquidity risk, prepayment risk, and market risk. Credit risk is the risk of default that may result from the borrowers’ inability or unwillingness to make contractually required payments. We are subject to interest rate risk to the extent that in a rising interest rate environment we may experience a decrease in loan production, as well as decreases in the value of mortgage loans held-for-sale and in commitments to originate loans, which may adversely impact our earnings. Risks related to liquidity are heightened in the current environment due to competition for deposits and recent bank failures in early 2023.
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
Reclassification - Certain amounts appearing in the consolidated financial statements and notes thereto for prior periods have been reclassified to conform with the current presentation. The reclassifications had no effect on net income or stockholders' equity as previously reported.
Accounting Pronouncements Recently Adopted - As an “emerging growth company” under Section 107 of the JOBS Act, we can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, we can delay the adoption of certain accounting standards until those standards would otherwise apply to non-public business entities. We intend to take advantage of the benefits of this extended transition period for an “emerging growth company” for as long as it is available to us. For standards that we have delayed adoption, we may lack comparability to other companies who have adopted such standards.
In June of 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, which significantly changes the way that entities are required to measure credit losses. The new standard requires that the estimated credit loss be based upon an “expected credit loss” approach rather than the “incurred loss” approach previously required. The new approach requires entities to measure all expected credit losses for financial assets over their expected lives based on historical experience, current conditions, and reasonable and supportable forecasts of collectability. The expected credit loss model requires earlier recognition of credit losses than the incurred loss approach. We expect ongoing changes in the allowance for credit losses will be driven primarily by the growth of our loan portfolio, credit quality, and the economic environment and related projections at that time. In addition, the ASU developed a new accounting treatment for purchased financial assets with credit deterioration.
The ASU also modifies the other-than-temporary impairment model for available-for-sale debt securities and held-to-maturity debt securities by requiring companies to record an allowance for credit impairment rather than write-downs of such assets.
Management has reviewed this update and other ASUs that were subsequently issued to further clarify the implementation guidance outlined in ASU 2016-13. We adopted the amendments of these ASUs as of January 1, 2023.
Upon adoption, we recorded an increase to the allowance for credit losses on loans held-for-investment of $5.3 million, a reduction in the allowance for credit losses on unfunded commitments of $0.2 million, an increase to deferred tax assets of $1.2 million, and a corresponding one-time cumulative reduction to retained earnings, net of tax, of $3.8 million in the consolidated balance sheet as of January 1, 2023.
The adoption of this ASU, as it relates to available-for-sale debt securities and held-to-maturity debt securities, did not have a material impact on the consolidated financial statements as of January 1, 2023.
In March of 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses: Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting for troubled debt restructurings by creditors while enhancing the disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The amendment also requires disclosure of gross charge-offs by year of origination for finance receivables. We adopted the amendments in this ASU as of January 1, 2023 prospectively.
As a result of the adoption of ASU 2016-13 and ASU 2022-02, several of our significant accounting policies have changed to reflect the requirements of the new standard. See below for the updated significant accounting policies as of January 1, 2023.
Updates to our Significant Accounting Policies
a.Securities - The Bank classifies debt securities as either available-for-sale or held-to-maturity. Held-to-maturity securities are those which the Bank has the positive intent and ability to hold to maturity. All other debt securities are classified as available-for-sale.

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
Purchased premiums and discounts on debt securities are amortized or accreted into interest income using the yield-to-maturity method based upon the remaining contractual maturity of the asset, adjusted for any expected prepayments or call features for securities purchased at a premium.
For available-for-sale debt securities in an unrealized loss position, management first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. Any previously recognized allowance for credit losses (“ACL”) should be written off and the write-down in excess of such ACL would be recorded through a charge to the provision for credit losses. For available-for-sale debt securities that do not meet the aforementioned criteria, management evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the cash position of the issuer and its cash and capital generation capacity, which could increase or diminish the issuer’s ability to repay its bond obligations, the extent to which the fair value is less than the amortized cost basis, any adverse change to the credit conditions and liquidity of the issuer, taking into consideration the latest information about the financial condition of the issuer, credit ratings, the failure of the issuer to make scheduled principal or interest payments, recent legislation and government actions affecting the issuer’s industry, and actions taken by the issuer to deal with the economic climate. Management also takes into consideration changes in the near-term prospects of the underlying collateral of a security, if any, such as changes in default rates, loss severity given default, and significant changes in prepayment assumptions and the level of cash flow generated from the underlying collateral, if any, supporting the principal and interest payments on the debt securities. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and management records an ACL for the credit loss, limited to the amount by which the fair value is less than the amortized cost basis. Management recognizes in accumulated other comprehensive income (“AOCI”) any impairment that has not been recorded through an ACL, net of tax. Non-credit-related impairments result from other factors, including changes in interest rates.
Management records changes in the ACL as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Management has elected not to measure an ACL on accrued interest related to available-for-sale debt securities, as uncollectible accrued interest receivables are written off on a timely manner.
The ACL on held-to-maturity debt securities is based on an expected loss methodology referred to as current expected credit loss (“CECL”) methodology by major security type. Any expected credit loss is provided through the ACL on held-to-maturity debt securities and is deducted from the amortized cost basis of the security so the statement of financial condition reflects the net amount management expects to collect. For the ACL of held-to-maturity securities, management considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.
Management has elected not to measure an ACL on accrued interest related to held-to-maturity debt securities, as uncollectible accrued interest receivables are written off on a timely manner.
Equity securities are carried at fair value, with changes in fair values reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. Equity securities are included as a component of “prepaid expenses and other assets” in our consolidated balance sheets.
b.Loans Receivable - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff, are reported at the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs, and an allowance for credit losses.

Interests on loans receivable is accrued and credited to income based upon the principal amount outstanding using primarily a simple interest calculation. Loan origination fees and related direct loan origination costs for a given loan are offset and only the net amount is deferred and amortized and recognized in interest income over the life of the loan using the interest method without anticipating prepayments. The accrual of interest income on loans is discontinued when, in management’s judgment, the interest is uncollectible in the normal course of business, and a loan is moved to nonaccrual status in accordance with the Bank’s policy, typically after 90 or 120 days of non-payment, as follows: interest income on consumer, commercial real estate and commercial and industrial loans is typically discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in the process of collection; interest income on residential real estate loans is typically discontinued at the time the loan is 120 days delinquent unless the loan is well-secured and in the process of collection. Consumer and credit card loans are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest in full is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.
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
Acquired Loans – Loans acquired through a purchase or a business combination are recorded at their fair value as of the acquisition date. Management performs an assessment of acquired loans to first determine if such loans have experienced a more than insignificant deterioration in credit quality since their origination and thus should be classified and accounted for as purchased credit deteriorated (“PCD”) loans. For loans that have not experienced a more than insignificant deterioration in credit quality since origination, referred to as non-PCD loans, management records such loans at fair value, with any resulting discount or premium accreted or amortized into interest income over the remaining life of the loan using the interest method. Additionally, upon the purchase or acquisition of non-PCD loans, management measures and records an ACL based on the Bank’s methodology for determining the ACL. The ACL for non-PCD loans is recorded through a charge to the provision for credit losses in the period in which the loans are purchased or acquired.
Acquired loans that are classified as PCD are recognized at fair value, which includes any premiums or discounts resulting from the difference between the initial amortized cost basis and the par value. Premiums and non-credit loss related discounts are amortized or accreted into interest income over the remaining life of the loan using the interest method. Unlike non-PCD loans, the initial ACL for PCD loans is established through an adjustment to the acquired loan balance and not through a charge to the provision for credit losses in the period in which the loans are acquired. At acquisition, the ACL for PCD loans, which represents the fair value credit discount, is determined using a discounted cash flow method that considers the PDs and LGDs used in the Bank’s ACL methodology. Characteristics of PCD loans include the following: delinquency, payment history since origination, credit scores migration and/or other factors the Bank may become aware of through its initial analysis of acquired loans that may indicate there has been a more than insignificant deterioration in credit quality since a loan’s origination.
Subsequent to acquisition, the ACL for both non-PCD and PCD loans is determined pursuant to the Bank ACL methodology in the same manner as all other loans.
c.Allowance for Credit Losses - The ACL for loans held for investment is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on loans. Loans are charged-off against the allowance when management confirms the loan balance is uncollectible.
Management estimates the allowance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Internal and industry historical credit loss experience is a significant input for the estimation of expected credit losses. Additionally, management’s assessment involves evaluating key factors, which include credit and macroeconomic indicators, such as changes in economic growth levels, unemployment rates, property values, and other relevant factors, to account for current and forecasted market conditions that are likely to cause estimated credit losses over the life of the loans to differ from historical credit losses. Expected credit losses are generally estimated over the contractual term of the loans, adjusted by prepayments when appropriate.

Management estimates the ACL primarily based on a probability of default (“PD”), loss-given default (“LGD”), and exposure at default (“EAD”) modeled approach, or individually for collateral dependent loans. Management evaluates the need for changes to the ACL by portfolio segments and classes of loans within certain of those portfolio segments. Factors such as the credit risk inherent in a portfolio and how management monitors the related quality, as well as the estimation approach to estimate credit losses, are considered in the determination of such portfolio segments and classes. The Bank believes it has a diversified portfolio across a variety of industries, and the portfolio is generally centered in the states in which the Bank has offices. Management has identified the following portfolio segments:
Commercial and industrial loans include commercial and industrial loans to commercial customers for use in normal business operations to finance working capital needs, equipment and inventory purchases, and other expansion projects. These loans are made primarily in the Bank’s market areas, are underwritten on the basis of the borrower’s ability to service the debt from revenue, and extended under the Bank’s normal credit standards, controls, and monitoring systems. Collateral is often represented by liens on accounts receivable, inventory, equipment, and other forms of general non-real estate business assets. The Bank often obtains some form of credit enhancement through a personal guaranty of the borrower, principals and/or others. The global cash flow capability of commercial and industrial loan customers is generally evaluated both at underwriting and during the life of the loan. Commercial and industrial loans may involve increased risk due to the expectation that repayments for such loans generally come from the operation of the business activity and those operations may be unsuccessful. A disruption in the operating cash flows from a business, sometimes influenced by events not under the control of the borrower such as changing business environment, changes in regulations and political climate, rising interest rates, unexpected natural events, or competition could also impact the borrower’s capacity to repay the loan. Assets collateralizing commercial and industrial loans may also decline in value more quickly than anticipated. Commercial and industrial loans require increased underwriting and monitoring to offset these risks, for which the Bank’s systems have been designed to provide.
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
Public finance loans include loans to our charter school and municipal based customers.
Consumer loans include direct consumer installment loans, credit card accounts, overdrafts and other revolving loans.
Other loans consist of loans to nondepository financial institutions, lease financing receivables and loans for agricultural production.
The ACL is measured using a PD/LGD with EAD model that is calculated based on the product of a cumulative PD and LGD. PD and LGD estimates are assigned based upon the periodic completion of credit risk scorecards. Remaining EAD is derived based on inherent loan characteristics and like-kind loan prepayment trends. Under this approach, management calculates losses for each loan for all future periods using the PD and LGD rates derived from the term structure curves applied to the estimated remaining balance of the loans.
For the ACL determination of all portfolios, the expectations for relevant macroeconomic variables consider an initial reasonable and supportable period of four years and a reversion period of one year, utilizing a straight-line approach and reverting back to the historical loss rates.
Management periodically considers the need to make qualitative adjustments to the ACL. Qualitative adjustments may be related to and include, but not be limited to factors such as the following: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions; (ii) organization specific risks such as credit concentrations, collateral specific risks, nature and size of the portfolio and external factors that may ultimately impact credit quality, and (iii) other limitations associated with factors such as changes in underwriting and loan resolution strategies, among others.

Loans that do not share similar risk characteristics with the collectively evaluated pools are evaluated on an individual basis and are excluded from the collectively evaluated pools. Such loans are evaluated for credit losses based on either discounted cash flows or the fair value of collateral. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral, less selling costs. For loans for which foreclosure is not probable, but for which repayment is expected to be provided substantially through the operation or sale of the collateral, management has elected the practical expedient under ASC 326 to estimate expected credit losses based on the fair value of the collateral, with selling costs considered in the event sale of the collateral is expected.
Management has elected not to measure an ACL on accrued interest related to held for investment loans, as uncollectible accrued interest receivables are written off on a timely manner.
Loan credit quality and the adequacy of the allowance are also subject to periodic examination by regulatory agencies. Such agencies may require adjustments to the allowance based upon their judgements about information available at the time of their examination.
Management estimates expected credit losses over the contractual period in which the Bank is exposed to credit risk via a contractual obligation to extend credit unless the obligation is unconditionally cancellable by the Bank. The ACL on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes the consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.
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
Fair Value
We recorded the estimated fair value of assets acquired and liabilities assumed based on initial valuations at April 1, 2022. The determination of estimated fair value required management to make assumptions related to discount rates, expected future cash flows, market conditions and other future events that are subjective in nature and may require adjustments. As of March 31, 2023, we do not expect any changes to our fair value estimates.

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
Acquired loans and purchased credit impaired loans
Acquired loans were recorded at fair value based on a discounted cash flow valuation methodology that considered, among other things, projected default rates, loss given default rates and recovery rates. No allowance for credit losses was carried over from Pioneer.
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

	Acquired Loans	Contractual Principal Balance
Commercial and industrial	$98,351	$98,752
Commercial real estate	509,173	516,341
Residential real estate	173,094	174,763
Consumer	30,682	31,982
Total fair value	$811,300	$821,838

Supplemental pro forma information
The following unaudited pro forma summary presents consolidated information of FirstSun as if the business combination had occurred on January 1, 2022.

(Unaudited) Pro forma for the three months ended March 31,
2022
Net interest income	$51,436
Provision for loan losses	2,850
Net interest income after provision for loan losses	48,586
Noninterest income	25,120
Noninterest expenses	42,648
Income before income taxes	31,058
Provision for income taxes	5,810
Net income	$25,248
Earnings per share:
Net income available to common stockholders	$25,248
Basic	$1.02
Diluted	$0.99
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

NOTE 3 - Securities
The amortized cost, gross unrealized gains and losses, and fair values of available-for-sale and held-to-maturity debt securities by type follows as of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2023
Available-for-sale:
U.S. treasury	$62,000	$—	$(4,631)	$57,369
U.S. agency	2,421	—	(38)	2,383
Obligations of states and political subdivisions	29,935	—	(4,207)	25,728
Mortgage backed - residential	126,469	3	(15,194)	111,278
Collateralized mortgage obligations	220,713	—	(19,579)	201,134
Mortgage backed - commercial	132,427	—	(12,794)	119,633
Other debt	16,779	—	(1,654)	15,125
Total available-for-sale	$590,744	$3	$(58,097)	$532,650
Held-to-maturity:
Obligations of states and political subdivisions	$25,418	$5	$(4,097)	$21,326
Mortgage backed - residential	8,478	3	(616)	7,865
Collateralized mortgage obligations	4,574	—	(263)	4,311
Total held-to-maturity	$38,470	$8	$(4,976)	$33,502
December 31, 2022
Available-for-sale:
U.S. treasury	$62,010	$—	$(5,361)	$56,649
U.S. agency	2,881	—	(47)	2,834
Obligations of states and political subdivisions	29,897	—	(4,998)	24,899
Mortgage backed - residential	129,955	6	(13,826)	116,135
Collateralized mortgage obligations	225,559	—	(21,294)	204,265
Mortgage backed - commercial	130,997	—	(13,661)	117,336
Other debt	16,774	—	(1,919)	14,855
Total available-for-sale	$598,073	$6	$(61,106)	$536,973
Held-to-maturity:
Obligations of states and political subdivisions	$25,378	$5	$(4,891)	$20,492
Mortgage backed - residential	8,705	4	(511)	8,198
Collateralized mortgage obligations	4,818	—	(290)	4,528
Total held-to-maturity	$38,901	$9	$(5,692)	$33,218
There was no allowance for credit losses related to our investment securities as of March 31, 2023.
As of March 31, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Fair value and unrealized losses on debt securities by type and length of time in a continuous unrealized loss position without an allowance for credit losses were as follows:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Number of Securities
March 31, 2023
Available-for-sale:
U.S. treasury	$—	$—	$57,369	$(4,631)	$57,369	$(4,631)	10
U.S. agency	—	—	2,383	(38)	2,383	(38)	7
Obligations of states and political subdivisions	2,070	(204)	23,188	(4,003)	25,258	(4,207)	18
Mortgage backed - residential	3,770	(177)	107,133	(15,017)	110,903	(15,194)	87
Collateralized mortgage obligations	49,441	(1,270)	151,693	(18,309)	201,134	(19,579)	66
Mortgage backed - commercial	4,857	(16)	113,019	(12,778)	117,876	(12,794)	22
Other debt	—	—	15,125	(1,654)	15,125	(1,654)	9
Total available-for-sale	$60,138	$(1,667)	$469,910	$(56,430)	$530,048	$(58,097)	219
Held-to-maturity:
Obligations of states and political subdivisions	$—	$—	$20,986	$(4,097)	$20,986	$(4,097)	8
Mortgage backed - residential	—	—	7,676	(616)	7,676	(616)	10
Collateralized mortgage obligations	—	—	4,311	(263)	4,311	(263)	5
Total held-to-maturity	$—	$—	$32,973	$(4,976)	$32,973	$(4,976)	23

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Number of Securities
December 31, 2022
Available-for-sale:
U.S. treasury	$25,702	$(967)	$30,947	$(4,394)	$56,649	$(5,361)	10
U.S. agency	—	—	2,834	(47)	2,834	(47)	7
Obligations of states and political subdivisions	21,676	(3,784)	2,753	(1,214)	24,429	(4,998)	18
Mortgage backed - residential	51,921	(2,939)	63,691	(10,887)	115,612	(13,826)	87
Collateralized mortgage obligations	111,360	(4,631)	92,905	(16,663)	204,265	(21,294)	66
Mortgage backed - commercial	70,710	(6,475)	46,626	(7,186)	117,336	(13,661)	22
Other debt	14,855	(1,919)	—	—	14,855	(1,919)	9
Total available-for-sale	$296,224	$(20,715)	$239,756	$(40,391)	$535,980	$(61,106)	219
Held-to-maturity:
Obligations of states and political subdivisions	$20,153	$(4,891)	$—	$—	$20,153	$(4,891)	8
Mortgage backed - residential	7,993	(511)	—	—	7,993	(511)	10
Collateralized mortgage obligations	4,127	(275)	401	(15)	4,528	(290)	5
Total held-to-maturity	$32,273	$(5,677)	$401	$(15)	$32,674	$(5,692)	23

We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. We do not have plans to sell any of the available-for-sale debt securities with unrealized losses as of March 31, 2023, and we believe it is more likely than not that we would not be required to sell such available-for-sale debt securities before recovery of their amortized cost.
We continue to monitor unrealized loss positions for potential credit impairments. During the three months ended March 31, 2023, there were no credit impairments related to our investment securities.
The amortized cost and fair value of our debt securities by contractual maturity as of March 31, 2023 are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or earlier redemptions that may occur.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due within 1 year	$9,529	$9,318
Due after 1 year through 5 years	52,192	49,286
Due after 5 years through 10 years	163,650	147,347
Due after 10 years	365,373	326,699
Total available-for-sale	$590,744	$532,650
Held-to-maturity:
Due after 1 year through 5 years	$1,111	$1,081
Due after 5 years through 10 years	800	768
Due after 10 years	36,559	31,653
Total held-to-maturity	$38,470	$33,502
Securities with a carrying value of $435,916 and $428,721 were pledged to secure public deposits, securities sold under agreements to repurchase and borrowed funds at March 31, 2023 and December 31, 2022, respectively.
There were no proceeds from sales and calls of securities for the three months ended March 31, 2023 and 2022.
NOTE 4 - Loans
Loans held-for-investment by portfolio type consist of the following as of:

	March 31, 2023	December 31, 2022
Commercial and industrial	$2,418,771	$2,310,929
Commercial real estate:
Non-owner occupied	709,977	779,546
Owner occupied	659,999	636,272
Construction and land	320,193	327,817
Multifamily	103,767	102,068
Total commercial real estate	1,793,936	1,845,703
Residential real estate	1,046,047	1,003,931
Public finance	597,850	590,284
Consumer	40,806	42,588
Other	163,565	118,397
Total loans	$6,060,975	$5,911,832
Allowance for credit losses	(74,459)	(65,917)
Loans, net of allowance for credit losses	$5,986,516	$5,845,915

As of March 31, 2023 and December 31, 2022, we had net deferred fees, costs, premiums and discounts of $16,172 and $17,101, respectively, on our loan portfolio.
Accrued interest receivable on loans totaled $26,666 and $26,494 at March 31, 2023 and December 31, 2022, respectively, and is included in accrued interest receivable in the accompanying consolidated balance sheets.
The following table presents the activity in the allowance for credit losses by portfolio type for the three months ended March 31,:

	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Public Finance	Consumer	Other	Total
2023
Allowance for credit losses:
Balance, beginning of period	$40,785	$19,754	$2,963	$1,664	$352	$399	$65,917
Impact of adopting ASC 326	(13,583)	3,867	10,256	3,890	249	577	5,256
Provision for (benefit from) credit losses	1,346	562	946	(5)	129	362	3,340
Loans charged off	(59)	—	—	—	(64)	—	(123)
Recoveries	56	3	—	—	10	—	69
Balance, end of period	$28,545	$24,186	$14,165	$5,549	$676	$1,338	$74,459
2022
Allowance for credit losses:
Balance, beginning of period	$31,622	$13,198	$836	$1,544	$235	$112	$47,547
Provision for (benefit from) credit losses	2,213	1,368	63	67	8	(19)	3,700
Loans charged off	(1,003)	—	—	—	(26)	—	(1,029)
Recoveries	177	—	98	—	16	—	291
Balance, end of period	$33,009	$14,566	$997	$1,611	$233	$93	$50,509
We determine the allowance for credit losses estimate on at least a quarterly basis.
As of March 31, 2023 and December 31, 2022, we had an allowance for credit losses on unfunded commitments of $1,117 and $1,313, respectively. For the three months ended March 31, 2023 and 2022 we recorded a provision for credit losses on unfunded commitments of $20 and $125, respectively.

The following table presents our loan portfolio aging analysis as of:

	Loans Not Past Due	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans Greater than 90 Days Past Due, Still Accruing	Nonaccrual	Total
March 31, 2023
Commercial and industrial	$2,399,390	$1,560	$6,831	$580	$10,410	$2,418,771
Commercial real estate:
Non-owner occupied	705,029	299	243	2,268	2,138	709,977
Owner occupied	653,268	1,912	—	—	4,819	659,999
Construction and land	315,193	4,802	—	—	198	320,193
Multifamily	102,809	—	958	—	—	103,767
Total commercial real estate	1,776,299	7,013	1,201	2,268	7,155	1,793,936
Residential real estate	1,016,009	18,118	35	—	11,885	1,046,047
Public Finance	597,850	—	—	—	—	597,850
Consumer	40,625	113	—	—	68	40,806
Other	160,626	2,472	—	—	467	163,565
Total loans	$5,990,799	$29,276	$8,067	$2,848	$29,985	$6,060,975
December 31, 2022
Commercial and industrial	$2,298,207	$2,409	$819	$—	$9,494	$2,310,929
Commercial real estate:
Non-owner occupied	773,042	4,356	—	—	2,148	779,546
Owner occupied	630,335	—	—	—	5,937	636,272
Construction and land	324,888	2,632	99	—	198	327,817
Multifamily	102,068	—	—	—	—	102,068
Total commercial real estate	1,830,333	6,988	99	—	8,283	1,845,703
Residential real estate	974,450	17,231	1,524	98	10,628	1,003,931
Public Finance	590,284	—	—	—	—	590,284
Consumer	42,434	58	3	—	93	42,588
Other	117,926	—	—	—	471	118,397
Total loans	$5,853,634	$26,686	$2,445	$98	$28,969	$5,911,832
Interest income recorded on nonperforming loans was not material for the three months ended March 31, 2023 and 2022.
Credit risk monitoring and management is a continuous process to manage the quality of the loan portfolio. We segment loans into risk categories based on relevant borrower risk profile information, including the ability to service their debt based on current financial information, historical payment experience, credit documentation, public information and current economic trends among other factors. The risk rating system is used as a tool to analyze and monitor movements in loan portfolio quality.

Risk ratings meeting an internally specified exposure threshold are updated annually, or more frequently upon the occurrence of a circumstance that affects the credit risk of the loan. We use the following definitions for risk ratings:
Pass – Loans classified as Pass have a well-defined primary source of repayment, an acceptable financial position profile (including capitalization), profitability and minimal operating risk.
Pass/Watch – Pass/Watch loans require close attention by bank management and enhanced monitoring due to quantitative or qualitative concerns linked to adverse trends or near-term uncertainty. A covenant default or other type of requirement shortfall may have arisen subsequent to a loan's booking or borrower now shows signs of weakness in the overall base of confirmable financial resources available to repay the loan. However, overall financial capacity & performance are considered sufficient to support an expectation of continued payment performance and / or mitigating factors exist that are expected to limit the risk of near term default and loss.
Special Mention – Special Mention loans have identified potential weaknesses that are of sufficient materiality to require management’s (persistent) close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the bank's credit position under normal business operations. Special Mention loans contain greater than acceptable risk to warrant increases in credit exposure and are thus considered “criticized”, non-pass rated credits. They may contain weaknesses (that have arisen due to deteriorating conditions since origination) and / or underwriting exceptions that are not currently offset by mitigating factors. However, these weaknesses, while sufficient to constitute significantly elevated credit risk, are not sufficient to support a conclusion that the liquidation of the debt is in significant jeopardy.
Substandard - Accruing – Substandard - Accruing loans are inadequately protected by the current sound net worth and paying capacity of the obligor(s). Loans classified as Substandard - Accruing possess one or more well-defined weaknesses that are expected to jeopardize their liquidation but the weaknesses have not progressed to a point where recent late payments on the loan have become more than 90 days past due. These loans are characterized by the distinct possibility that the bank may sustain up to a moderate but not significant level of loss if such weaknesses are not corrected. Losses for Substandard - Accruing loans are moderated by the lower likelihood of ultimate default and the existence of relatively favorable secondary repayment protection. These loans are considered “nonperforming”.
Substandard - Nonaccrual – Substandard - Nonaccrual loans are inadequately protected by the current sound net worth and paying capacity of the obligor or the collateral pledged, if any. Loans classified as Substandard - Nonaccrual possess material, well-defined weaknesses that are expected to jeopardize their liquidation and have progressed to a point where consistently late payments on the loan have become more than 90 or more days past due. These loans are characterized by the distinct possibility that the bank may sustain a material level of loss if such weaknesses are not corrected. Losses for Substandard - Nonaccrual loans are prone to being elevated based on the strong likelihood of the loan remaining in payment default and an undesirable level of secondary repayment protection. These loans are considered “nonperforming”.
Doubtful – Loans classified as Doubtful possess all of the weaknesses inherent in loans classified as Substandard - Nonaccrual with the added characteristic that the weaknesses make collection or liquidation in full highly questionable or improbable based on currently existing facts, conditions and values. A high probability of substantial loss or possible total loss exists. Loans rated as doubtful are not rated as loss because certain events may occur that could salvage at least a portion of the debt. These events include injections of capital, additions of pledged collateral or possible mezzanine debt refinancing options. However, without the occurrence of such events, total loss may be possible. No definite repayment schedule exists for these loans. The Doubtful grade is a temporary grade. If a near term recovery of a portion of the loan balance is indeterminable or unlikely to occur, the remaining balance of the loan should be written off and possible future recoveries may partially offset the full write-off of the loan. These loans are considered “nonperforming”.
Loss – Loans classified as Loss are defaulted loans with limited or immaterial recovery prospects. No loan that has not yet defaulted should be classified at this grade level. This rating level tends to be very short lived as the full balance of the loan tends to be fully written off nearly immediately after a change to this rating level. These loans are considered “nonperforming”.

The following table present the amortized costs by segment of loans by risk category and origination date as of March 31, 2023:

	2023	2022000	2022	2020000	2021	Prior	2020	Revolving	2019	Prior	Term Total	Revolving	Total
Commercial and industrial:
Pass	$162,090		$745,860		$345,908		$145,402		$53,297	$38,696	$1,491,253	$773,035	$2,264,288
Pass/Watch	685		20,343		2,636		2,427		583	3,880	30,554	2,023	32,577
Special Mention	737		15,769		32,256		722		733	2,354	52,571	7,837	60,408
Substandard - Accruing	160		23,793		10,818		4,954		2,343	3,875	45,943	5,145	51,088
Substandard - Nonaccrual	—		538		1,884		3,541		—	3,886	9,849	—	9,849
Doubtful	—		—		561		—		—	—	561	—	561
Total commercial and industrial	$163,672		$806,303		$394,063		$157,046		$56,956	$52,691	$1,630,731	$788,040	$2,418,771
Gross charge-offs	$—		$59		$—		$—		$—	$—	$59	$—	$59

Commercial real estate:
Non-owner occupied:
Pass	$6,913		$152,332		$118,258		$119,163		$94,647	$141,349	$632,662	$32,571	$665,233
Pass/Watch	—		—		—		—		—	29,709	29,709	—	29,709
Special Mention	—		—		—		—		—	7	7	—	7
Substandard - Accruing	—		—		2,924		—		—	9,966	12,890	—	12,890
Substandard - Nonaccrual	—		—		—		—		104	2,034	2,138	—	2,138
Total non-owner occupied	$6,913		$152,332		$121,182		$119,163		$94,751	$183,065	$677,406	$32,571	$709,977
Gross charge-offs	$—		$—		$—		$—		$—	$—	$—	$—	$—
Owner occupied:
Pass	$37,799		$115,829		$149,207		$108,364		$62,745	$118,859	$592,803	$11,275	$604,078
Pass/Watch	1,378		204		—		1,445		1,465	8,076	12,568	1,650	14,218
Special Mention	—		—		2,291		2,019		1,850	3,918	10,078	—	10,078
Substandard - Accruing	—		—		3,858		7,123		8,951	6,874	26,806	—	26,806
Substandard - Nonaccrual	—		—		—		—		—	4,819	4,819	—	4,819
Total owner occupied	$39,177		$116,033		$155,356		$118,951		$75,011	$142,546	$647,074	$12,925	$659,999
Gross charge-offs	$—		$—		$—		$—		$—	$—	$—	$—	$—

Construction & land:
Pass	$17,522		$103,650		$94,855		$35,459		$13,094	$6,470	$271,050	$46,301	$317,351
Pass/Watch	—		—		1,420		—		—	18	1,438	—	1,438
Special Mention	—		582		—		624		—	—	1,206	—	1,206
Substandard - Nonaccrual	—		—		—		198		—	—	198	—	198
Total construction & land	$17,522		$104,232		$96,275		$36,281		$13,094	$6,488	$273,892	$46,301	$320,193
Gross charge-offs	$—		$—		$—		$—		$—	$—	$—	$—	$—

Multifamily:
Pass	$4,091		$36,768		$36,561		$13,134		$6,139	$1,503	$98,196	$5,571	$103,767
Total multifamily	$4,091		$36,768		$36,561		$13,134		$6,139	$1,503	$98,196	$5,571	$103,767
Gross charge-offs	$—		$—		$—		$—		$—	$—	$—	$—	$—

	2023	2022000	2022	2020000	2021	Prior	2020	Revolving	2019	Prior	Term Total	Revolving	Total
Total commercial real estate:
Pass	$66,325		$408,579		$398,881		$276,120		$176,625	$268,181	$1,594,711	$95,718	$1,690,429
Pass/Watch	1,378		204		1,420		1,445		1,465	37,803	43,715	1,650	45,365
Special Mention	—		582		2,291		2,643		1,850	3,925	11,291	—	11,291
Substandard - Accruing	—		—		6,782		7,123		8,951	16,840	39,696	—	39,696
Substandard - Nonaccrual	—		—		—		198		104	6,853	7,155	—	7,155
Total commercial real estate:	$67,703		$409,365		$409,374		$287,529		$188,995	$333,602	$1,696,568	$97,368	$1,793,936
Gross charge-offs	$—		$—		$—		$—		$—	$—	$—	$—	$—

Residential real estate:
Pass	$39,960		$573,226		$104,686		$47,425		$44,940	$176,588	$986,825	$39,979	$1,026,804
Pass/Watch	—		1,573		69		—		567	3,250	5,459	—	5,459
Special Mention	—		—		—		—		259	1,508	1,767	—	1,767
Substandard - Accruing	—		—		—		—		—	132	132	—	132
Substandard - Nonaccrual	—		2,983		11		721		2,449	5,683	11,847	38	11,885
Total residential real estate	$39,960		$577,782		$104,766		$48,146		$48,215	$187,161	$1,006,030	$40,017	$1,046,047
Gross charge-offs	$—		$—		$—		$—		$—	$—	$—	$—	$—

Public Finance:
Pass	$16,839		$12,488		$44,299		$169,871		$213,739	$140,614	$597,850	$—	$597,850
Total public finance	$16,839		$12,488		$44,299		$169,871		$213,739	$140,614	$597,850	$—	$597,850
Gross charge-offs	$—		$—		$—		$—		$—	$—	$—	$—	$—

Consumer:
Pass	$764		$3,661		$6,606		$10,938		$4,265	$3,391	$29,625	$10,261	$39,886
Pass/Watch	—		68		171		105		198	227	769	50	819
Special Mention	—		—		—		10		—	—	10	—	10
Substandard - Accruing	7		—		—		15		—	—	22	1	23
Substandard - Nonaccrual	—		—		—		—		66	—	66	2	68
Total consumer	$771		$3,729		$6,777		$11,068		$4,529	$3,618	$30,492	$10,314	$40,806
Gross charge-offs	$—		$—		$11		$1		$3	$17	$32	$32	$64

Other:
Pass	$9		$13,550		$14,587		$3,184		$3,166	$10,469	$44,965	$109,537	$154,502
Pass/Watch	—		—		2,696		—		—	—	2,696	—	2,696
Substandard - Accruing	—		—		5,900		—		—	—	5,900	—	5,900
Substandard - Nonaccrual	—		—		467		—		—	—	467	—	467
Total other	$9		$13,550		$23,650		$3,184		$3,166	$10,469	$54,028	$109,537	$163,565
Gross charge-offs	$—		$—		$—		$—		$—	$—	$—	$—	$—

Total loans:
Pass	$285,987		$1,757,364		$914,967		$652,940		$496,032	$637,939	$4,745,229	$1,028,530	$5,773,759
Pass/Watch	2,063		22,188		6,992		3,977		2,813	45,160	83,193	3,723	86,916
Special Mention	737		16,351		34,547		3,375		2,842	7,787	65,639	7,837	73,476
Substandard - Accruing	167		23,793		23,500		12,092		11,294	20,847	91,693	5,146	96,839
Substandard - Nonaccrual	—		3,521		2,362		4,460		2,619	16,422	29,384	40	29,424
Doubtful	—		—		561		—		—	—	561	—	561
Total loans	$288,954		$1,823,217		$982,929		$676,844		$515,600	$728,155	$5,015,699	$1,045,276	$6,060,975
Gross charge-offs	$—		$59		$11		$1		$3	$17	$91	$32	$123

The following table presents the credit risk profile of our loan portfolio based on our rating categories as of December 31, 2022, which is prior to the adoption of ASU 2016-13 on January 1, 2023 and continue to be reported under ASC 310, Receivables. For a description of these risk ratings, please see our 2022 Annual Report. Amounts are presented at unpaid principal balance.

	Non-Classified	Classified	Total
Commercial and industrial	$2,969,786	$55,288	$3,025,074
Commercial real estate	1,715,415	37,945	1,753,360
Residential real estate	1,096,108	10,685	1,106,793
Consumer	43,592	114	43,706
Total loans	$5,824,901	$104,032	$5,928,933
The following table presents information about collateral dependent loans that were individually evaluated for purposes of determining the ACL as of:

	Collateral Dependent Loans With Allowance		Collateral Dependent Loans With No Related Allowance	Total Collateral Dependent Loans
	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
March 31, 2023
Commercial & industrial	$4,027	$2,215	$6,383	$10,410	$2,215
Commercial real estate:
Non-owner occupied	104	30	2,033	2,137	30
Owner occupied	612	186	4,208	4,820	186
Construction and land	—	—	198	198	—
Total commercial real estate	716	216	6,439	7,155	216
Residential real estate	1,196	41	10,689	11,885	41
Consumer	68	68	—	68	68
Other	—	—	467	467	—
Total loans	$6,007	$2,540	$23,978	$29,985	$2,540
December 31, 2022
Commercial & industrial	$6,330	$1,101	$3,164	$9,494	$1,101
Commercial real estate:
Non-owner occupied	115	36	2,033	2,148	36
Owner occupied	681	153	5,256	5,937	153
Construction and land	—	—	198	198	—
Total commercial real estate	796	189	7,487	8,283	189
Residential real estate	836	34	9,779	10,615	34
Consumer	91	88	—	91	88
Other	—	—	475	475	—
Total loans	$8,053	$1,412	$20,905	$28,958	$1,412
The allowance related to collateral dependent loans reported in the tables above includes qualitative adjustments applied to the loan portfolio that consider possible changes in circumstances that could ultimately impact credit losses and might not be reflected in historical data or forecasted data incorporated in the quantitative models.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty:
The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company uses a PD/LGD model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made at the time of a modification.
Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses, a change to the allowance for credit losses is generally not recorded upon modification. Occasionally, the Company modifies loans by providing principal forgiveness that is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses. Additionally, the Company may allow a loan to go interest only for a specified period of time.
During the three months ended March 31, 2023 and 2022, no loans received a material modification based on borrower financial difficulty.
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
The unpaid principal loan balance of our servicing portfolio is presented in the following table as of:

	March 31, 2023	December 31, 2022
Federal National Mortgage Association	$2,512,584	$2,517,434
Federal Home Loan Mortgage Corporation	1,645,733	1,630,403
Government National Mortgage Association	959,565	916,455
Federal Home Loan Bank	109,851	111,699
Other	1,320	1,413
Total	$5,229,053	$5,177,404
The activity of MSRs carried at fair value is as follows:

	For the three months ended March 31,
	2023	2022
Balance, beginning of period	$74,097	$47,392
Additions:
Servicing resulting from transfers of financial assets	2,047	4,524
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	(1,168)	10,823
Changes in fair value due to pay-offs, pay-downs, and runoff	(1,552)	(2,258)
Balance, end of period	$73,424	$60,481

The following represents the weighted-average key assumptions used to estimate the fair value of MSRs as of:

	March 31, 2023	December 31, 2022	March 31, 2022
Discount rate	9.87%	9.85%	9.24%
Total prepayment speeds	7.66%	7.40%	8.51%
Cost of servicing each loan	$88/per loan	$88/per loan	$86/per loan
Total servicing and ancillary fees earned from the mortgage servicing portfolio is presented in the following table:

	For the three months ended March 31,
	2023	2022
Servicing fees	$3,622	$3,219
Late and ancillary fees	185	89
Total	$3,807	$3,308
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

The components of our banking derivative financial instruments consisted of the following as of:

	Number of Transactions	Expiration Dates	Outstanding Notional	Estimated Fair Value
March 31, 2023
Derivative financial instruments designated as hedging instruments:
Assets:
Interest Rate Products	32	2028-2036	$201,369	$12,073
Derivative financial instruments not designated as hedging instruments:
Assets:
Interest Rate Products	44	2024-2037	$387,326	$20,325
Other	1	2025	$14,638	$28
Liabilities:
Interest Rate Products	44	2024-2037	$387,326	$20,277
December 31, 2022
Derivative financial instruments designated as hedging instruments:
Assets:
Interest Rate Products	32	2028-2036	$201,906	$15,636
Derivative financial instruments not designated as hedging instruments:
Assets:
Interest Rate Products	41	2024-2037	$338,770	$24,615
Other	1	2025	$14,638	$—
Liabilities:
Interest Rate Products	41	2024-2037	$338,770	$24,242
We recorded gains and losses on banking derivative assets and liabilities as follows:

	For the three months ended March 31,
	2023	2022
Recorded (loss) gain on banking derivative assets	$(2,560)	$9,809
Recorded gain (loss) on banking derivative liabilities	$2,256	$(9,364)
For the three months ended March 31, 2023 and 2022, our banking derivative financial instruments not designated as hedging instruments generated fee income of $466 and $13, respectively.
The carrying amount of hedged loans receivable as of March 31, 2023 and December 31, 2022 was $184,541 and $181,377, respectively. The cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged loans receivable as of March 31, 2023 and December 31, 2022 was $(10,100) and $(12,752), respectively.
The carrying amount of hedged securities available-for-sale as of March 31, 2023 and December 31, 2022 was $36,940 and $35,869, respectively. The cumulative amount of fair value hedging adjustment, net of tax included in other comprehensive income (loss) as of March 31, 2023 and December 31, 2022 was $(684), and $2,174, respectively.
Credit-risk-related Contingent Features:
We have agreements with each of our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations.

We also have agreements with our derivative counterparties that contain a provision where if we fail to maintain our status as a well-capitalized institution, then our derivative counterparties have the right but not the obligation to terminate existing swaps. As of March 31, 2023 and December 31, 2022, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $20,768 and $24,677, respectively. As of March 31, 2023 and December 31, 2022, we have minimum collateral posting thresholds with our derivative counterparties and have posted collateral of $7,840 and $8,790, respectively. If we had breached any of these provisions at March 31, 2023, we could have been required to settle our obligations under the agreements at their termination value of $20,768.
Mortgage Banking Derivative Financial Instruments:
The components of our mortgage banking derivative financial instruments consisted of the following as of:

	Expiration Dates	Outstanding Notional	Estimated Fair Value
March 31, 2023
Derivative financial instruments
Assets:
Forward MBS trades	2023	$45,300	$1,225
Liabilities:
Forward MBS trades	2023	$103,000	$976
Interest rate lock commitments (IRLC)	2023	$79,234	$(417)
December 31, 2022
Derivative financial instruments
Assets:
Forward MBS trades	2023	$85,000	$36
Liabilities:
Forward MBS trades	2023	$21,800	$225
Interest rate lock commitments (IRLC)	2023	$52,533	$60
We recorded gains and losses on mortgage banking derivative assets and liabilities as follows:

	For the three months ended March 31,
	2023	2022
Recorded gain on mortgage banking derivative assets	$850	$5,477
Recorded loss on mortgage banking derivative liabilities	$(535)	$(12,576)

NOTE 7 - Deposits
The composition of our deposits is as follows as of:

	March 31, 2023	December 31, 2022
Noninterest-bearing demand deposit accounts	$1,764,440	$1,820,490
Interest-bearing deposit accounts:
Interest-bearing demand accounts	238,658	212,357
Savings accounts and money market accounts	2,705,315	2,759,969
NOW accounts	45,192	50,224
Certificate of deposit accounts:
Less than $100	260,865	241,322
$100 through $250	294,787	270,790
Greater than $250	685,009	409,910
Total interest-bearing deposit accounts	4,229,826	3,944,572
Total deposits	$5,994,266	$5,765,062
The following table summarizes the interest expense incurred on our deposits:

	For the three months ended March 31,
	2023	2022
Interest-bearing deposit accounts:
Interest-bearing demand accounts	$1,175	$94
Savings accounts and money market accounts	5,513	931
NOW accounts	59	30
Certificate of deposit accounts	7,432	519
Total interest-bearing deposit accounts	$14,179	$1,574
The remaining maturity on certificate of deposit accounts is as follows as of:

March 31, 2023
Remainder of 2023	$769,272
2024	345,185
2025	107,777
2026	10,476
2027	4,321
2028	711
Thereafter	2,919
Total certificate of deposit accounts	$1,240,661

NOTE 8 - Securities Sold Under Agreements to Repurchase
Information concerning securities sold under agreements to repurchase is as follows as of and for the periods ended:

	March 31, 2023	December 31, 2022
Amount outstanding at period-end	$31,645	$36,721
Average daily balance during the period	$29,672	$54,335
Average interest rate during the period	0.52%	0.27%
Maximum month-end balance during the period	$31,645	$70,838
Weighted average interest rate at period-end	0.62%	0.42%
At March 31, 2023 and December 31, 2022, such agreements were secured by investment and mortgage-related securities with an approximate carrying amount of $41,629 and $48,931, respectively. Pledged securities are maintained by safekeeping agents at the direction of the Bank. Our agreements to repurchase generally mature daily, and are considered to be in an overnight and continuous position.
NOTE 9 - Debt
FHLB advances:
The following is a breakdown of our FHLB advances and other borrowings outstanding as of:

	March 31, 2023			December 31, 2022
	Amount	Rate	Weighted Average Rate	Amount	Rate	Weighted Average Rate
Variable rate line-of-credit advance	$577,285	4.99%	4.70%	$643,885	4.48%	3.91%
The advances were collateralized by $1,677,445 and $1,630,939 of loans pledged to the FHLB as collateral as of March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023 and December 31, 2022, the Bank had total borrowing capacity with the FHLB that is based on qualified collateral lending values of $1,203,388 and $1,139,356, respectively. Our additional borrowing availability with the FHLB at March 31, 2023 was $480,369. These borrowings can be in the form of additional term advances or a line-of-credit.
FRB advances:
We also had a $5,989 line-of-credit with the FRB. The agreement bears interest at the Fed Funds target rate plus 0.50% and is secured by municipal, agency, mortgage-related and corporate securities. The entire line was available at March 31, 2023.
Other borrowings:
We have lines-of-credit with certain other financial institutions totaling $330,000 as of March 31, 2023. No amounts were drawn on these lines-of-credit during the three months ended March 31, 2023.
Convertible Notes Payable:
As of March 31, 2023 and December 31, 2022, we have issued a total of $5,456, respectively, of convertible notes with a maturity date of August 31, 2023. The annual interest rate on these convertible notes is 3.29% with quarterly interest payments. With respect to conversion, each $1 (in thousands) principal amount of the convertible notes can be converted to 15.6717 shares of Parent Company common stock at any time until maturity.
As of and for the periods ended March 31, 2023 and December 31, 2022, the debt discount on the convertible notes was $63 and $101, respectively. The related accretion for the three months ended March 31, 2023 and 2022 was $38 and $526, respectively.

Subordinated Debt:

Subordinated Notes - 2020:
In June and August 2020, we issued a total of $40,000 subordinated notes. The notes pay interest at a fixed rate of 6.00% through June 30, 2025 and subsequently, until maturity, pay interest at a floating rate of three month term SOFR plus 5.89%, reset quarterly. Interest is payable on July 1 and January 1 of each year. Such notes are due on July 1, 2030. The notes are not redeemable within the first five years of issuance, except under certain very limited conditions. After five years, we may redeem the notes at our discretion. We incurred and capitalized $933 of costs related to the issuance of the subordinated notes. The amortization associated with the capitalized issuance costs is not significant for the periods presented.
Subordinated Note - 2022 :
On January 13, 2022, we issued a subordinated note totaling $25,000. The note pays interest at a fixed rate of 3.375% through January 15, 2027 and subsequently, until maturity, pays interest at a floating rate of three month term SOFR plus 2.03%, reset quarterly. Interest is payable on July 15 and January 15 of each year. Such note is due on January 15, 2032. The note is not redeemable within the first five years of issuance, except under certain very limited conditions. After five years, we may redeem the note at our discretion. We incurred and capitalized $534 of costs related to the issuance of the subordinated note in the first quarter of 2022. The amortization associated with the capitalized issuance costs is not significant for the periods presented.
Trust preferred securities:
We have issued $9,279 in trust preferred securities through a special-purpose trust, New Mexico Banquest Capital Trust I (“NMBCT I”). In addition, we have issued $4,640 in trust preferred securities through a special purpose trust, New Mexico Banquest Capital Trust II (“NMBCT II”, and together with NMBCT I, collectively referred to as “NMBCT Trusts”). Interest is payable quarterly at a rate of three-month LIBOR plus 3.35% (8.08% and 3.57% as of March 31, 2023 and 2022, respectively) for the trust preferred securities issued through NMBCT I and at a rate of three-month LIBOR plus 2.00% (6.92% and 2.48% as of March 31, 2023 and 2022, respectively) for the trust preferred securities issued through NMBCT II.
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
The following table sets forth the computation of basic and diluted earnings per share of common stock:

	For the three months ended March 31,
	2023	2022
Net income applicable to common stockholders	$26,281	$7,669
Weighted Average Shares
Weighted average common shares outstanding	24,923,259	18,346,288
Effect of dilutive securities
Stock-based awards	564,323	553,564
Convertible notes payable	—	—
Weighted average diluted common shares	25,487,582	18,899,852
Earnings per common share
Basic earnings per common share	$1.05	$0.42
Effect of dilutive securities
Stock-based awards	(0.02)	(0.01)
Diluted earnings per common share	$1.03	$0.41
Convertible notes payable for 85,500 shares of common stock were not considered in computing diluted earnings per share for the three months ended March 31, 2023 and for 160,743 shares of common stock for the three months ended March 31, 2022, respectively, because they were antidilutive.
NOTE 11 - Accumulated Other Comprehensive Income (Loss)
The following table sets forth the components in accumulated other comprehensive income (loss):

	For the three months ended March 31,
	2023	2022
Securities available-for-sale:
Balance, beginning of period	$(46,157)	$1,664
Unrealized gain (loss)	3,006	(21,618)
Income tax effect	(735)	5,286
Net unrealized gain (loss)	2,271	(16,332)
Balance, end of period	$(43,886)	$(14,668)

Fair value hedges of securities available-for-sale:
Balance, beginning of period	$2,174	$—
Unrealized loss	(906)	—
Income tax effect	222	—
Net unrealized loss	(684)	—
Balance, end of period	$1,490	$—

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
The following table presents stock options outstanding under the 2017 Plan at March 31, 2023. There were no exercises, grants or forfeitures during the three months ended March 31, 2023:

	Shares	Weighted-Average Exercise Price, per Share	Weighted-Average Remaining Contractual Term (years)
March 31, 2023
Outstanding, end of period	1,307,915	$20.23	5.01
Options vested or expected to vest	1,307,915	$20.23
Options exercisable, end of period	1,191,032	$20.11	4.93
At March 31, 2023, there was $481 of total unrecognized compensation cost related to non-vested stock options granted under the 2017 Plan. The unrecognized compensation cost at March 31, 2023 is expected to be recognized over the following two years. At March 31, 2023 and December 31, 2022, the intrinsic value of the stock options was $15,148 and $21,216, respectively.
In May 2022, we issued 11,344 shares of restricted stock from the 2021 Plan that will fully vest in May 2023. At March 31, 2023, there was $34 of total unrecognized compensation cost related to the non-vested restricted stock.
In May 2022, we issued performance-based restricted stock under the LTIP that, subject to the achievement of performance conditions, will fully vest in April 2025. At March 31, 2023, we determined it is probable that 69,261 shares will be issued based upon the probability that the performance conditions will be achieved. At March 31, 2023, there was $1,647 of total unrecognized compensation cost related to the non-vested restricted stock granted under the 2021 Plan.
For the three months ended March 31, 2023 and 2022, we recorded total compensation cost from the 2017 and 2021 Plans of $426 and $166, respectively.
In conjunction with the Pioneer Merger, we assumed certain options that had been granted under Pioneer’s option plans. All assumed options were fully vested and exercisable. No further options will be granted under the Pioneer plans.

	Shares	Weighted-Average Exercise Price, per Share	Weighted-Average Remaining Contractual Term (years)
March 31, 2023
Outstanding, beginning of period	170,711	$23.19
Options assumed from Pioneer Bancshares, Inc.	—	—
Exercised	(4,959)	18.55
Forfeited	(261)	19.16
Outstanding, vested, and exercisable, end of period	165,491	$23.34	4.69

At March 31, 2023 and December 31, 2022, the intrinsic value of the stock options was $1,402 and $2,263, respectively.
NOTE 13 - Income Taxes
The provision for income taxes in interim periods requires us to make a best estimate of the effective tax rate expected to be applicable for the full year, adjusted for any discrete items for the applicable period. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes.
The provision for income tax is summarized as follows:

	For the three months ended March 31,
	2023	2022
Provision for income taxes	$7,141	$1,142
Effective tax provision rate	21.4%	13.0%
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
The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. As of March 31, 2023, both the Parent Company and the Bank met all capital adequacy requirements to which they were subject.
Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of March 31, 2023 and December 31, 2022, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Actual and required capital amounts for the Parent Company are as follows as of:

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2023
Total risk-based capital to risk-weighted assets:	$862,407	12.19%	$565,761	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$714,707	10.11%	$424,321	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$714,707	10.11%	$318,241	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$714,707	9.86%	$289,804	4.00%	N/A	N/A
December 31, 2022
Total risk-based capital to risk-weighted assets:	$829,712	11.99%	$553,440	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$687,602	9.94%	$415,080	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$687,602	9.94%	$311,310	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$687,602	9.71%	$283,353	4.00%	N/A	N/A
Actual and required capital amounts for the Bank are as follows as of:

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2023
Total risk-based capital to risk-weighted assets:	$829,861	11.77%	$564,000	8.00%	$705,000	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$757,141	10.74%	$423,000	6.00%	$564,000	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$757,141	10.74%	$317,250	4.50%	$458,250	6.50%
Tier 1 leverage capital to average assets:	$757,141	10.46%	$289,673	4.00%	$362,091	5.00%
December 31, 2022
Total risk-based capital to risk-weighted assets:	$815,335	11.81%	$552,237	8.00%	$690,296	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$748,105	10.84%	$414,177	6.00%	$552,237	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$748,105	10.84%	$310,633	4.50%	$448,692	6.50%
Tier 1 leverage capital to average assets:	$748,105	10.56%	$283,245	4.00%	$354,056	5.00%

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

The following table sets forth our assets and liabilities measured at fair value on a recurring basis as of:

	Level 1	Level 2	Level 3
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total Estimated Fair Value
March 31, 2023
Available-for-sale securities	$57,369	$475,281	$—	$532,650
Loans held-for-sale	—	66,255	—	66,255
Mortgage servicing rights	—	—	73,424	73,424
Derivative financial instruments - assets	—	33,651	—	33,651
Derivative financial instruments - liabilities	—	(20,836)	—	(20,836)
Total	$57,369	$554,351	$73,424	$685,144

December 31, 2022
Available-for-sale securities	$56,649	$480,324	$—	$536,973
Loans held-for-sale	—	57,323	—	57,323
Mortgage servicing rights	—	—	74,097	74,097
Derivative financial instruments - assets	—	40,287	—	40,287
Derivative financial instruments - liabilities	—	(24,527)	—	(24,527)
Total	$56,649	$553,407	$74,097	$684,153
For further details on our level 3 inputs related to MSRs, see Note 5 - Mortgage Servicing Rights.
The following table presents a reconciliation for our Level 3 assets measured at fair value on a recurring basis:

	For the three months ended March 31,
	2023	2022
Balance, beginning of period	$74,097	$47,392
Total (losses) gains included in earnings	(2,720)	8,565
Purchases, issuances, sales and settlements:
Issuances	2,047	4,524
Balance, end of period	$73,424	$60,481

Certain financial assets and financial liabilities are regularly measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Financial assets measured at fair value on a non-recurring basis during the reported periods include certain collateral dependent loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and other real estate owned and foreclosed assets, which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for credit losses, and subsequent to their initial recognition, were remeasured at fair value through a write-down included in other non-interest expense. The following table sets forth our assets and liabilities that were measured at fair value on a non-recurring basis as of:

	Level 3
	March 31, 2023	December 31, 2022
Collateral dependent loans:
Commercial and industrial	$1,812	$5,229
Commercial real estate	500	607
Residential real estate	1,155	802
Consumer	—	3
Other	—	—
Total collateral dependent loans	$3,467	$6,641
Other real estate owned and foreclosed assets, net:
Commercial real estate	$5,391	$5,391
Residential real estate	967	967
Total other real estate owned and foreclosed assets, net:	$6,358	$6,358
The fair value of the financial assets in the table above utilize the market approach valuation technique, with discount adjustments for differences between comparable sales.

Fair value of financial instruments not carried at fair value:
The carrying amounts and estimated fair values of financial instruments not carried at fair value are as follows as of:

		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
March 31, 2023
Assets:
Cash and cash equivalents	$388,349	$388,349	$388,349	$—	$—
Securities held-to-maturity	38,470	33,502	—	33,502	—
Loans (excluding collateral dependent loans at fair value)	6,057,508	5,932,738	—	—	5,932,738
Restricted equity securities	46,747	46,747	—	46,747	—
Accrued interest receivable	28,725	28,725	—	2,059	26,666

Liabilities:
Deposits (excluding demand deposits)	$3,991,168	$3,965,964	$—	$3,965,964	$—
Securities sold under agreements to repurchase	31,645	31,645	—	31,645	—
FHLB advances	577,285	577,285	—	577,285	—
Convertible notes payable, net	5,393	5,330	—	5,330	—
Subordinated debt, net	74,980	72,547	—	72,547	—
Accrued interest payable	9,610	9,610	—	9,610	—
December 31, 2022
Assets:
Cash and cash equivalents	$343,526	$343,526	$343,526	$—	$—
Securities held-to-maturity	38,901	33,218	—	33,218	—
Loans (excluding impaired loans)	5,871,274	5,756,197	—	—	5,756,197
Restricted equity securities	50,215	50,215	—	50,215	—
Accrued interest receivable	28,543	28,543	—	2,049	26,494

Liabilities:
Deposits (excluding demand deposits)	$3,732,215	$3,696,438	$—	$3,696,438	$—
Securities sold under agreements to repurchase	36,721	36,721	—	36,721	—
FHLB advances	643,885	643,885	—	643,885	—
Convertible notes payable, net	5,355	5,329	—	5,329	—
Subordinated debt, net	74,880	71,618	—	71,618	—
Accrued interest payable	5,798	5,798	—	5,798	—
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
Revenues are comprised of net interest income before the provision (benefit) for credit losses and noninterest income. Noninterest expenses are allocated to each operating segment. Provision for credit losses is primarily allocated to the Banking segment. Allocation methodologies may be subject to periodic adjustment as management systems evolve and/or the business or product lines within the segments change.
Significant segment totals are reconciled to the financial statements as follows for the three months ended March 31,:

	Banking	Mortgage Operations	Corporate	Total Segments
2023
Summary of Operations
Net interest income	$73,486	$1,882	$(1,251)	$74,117

Provision for credit losses	2,414	946	—	3,360

Noninterest income:
Service charges on deposit accounts	5,015	—	—	5,015
Credit and debit card fees	2,981	—	—	2,981
Trust and investment advisory fees	1,461	—	—	1,461
Income from mortgage banking services, net	(188)	7,617	—	7,429
Other noninterest income	2,045	—	—	2,045
Total noninterest income	11,314	7,617	—	18,931

Noninterest expense:
Salary and employee benefits	27,784	6,772	493	35,049
Occupancy and equipment	7,424	710	40	8,174
Other noninterest expenses	8,416	3,509	1,118	13,043
Total noninterest expense	43,624	10,991	1,651	56,266

Income (loss) before income taxes	$38,762	$(2,438)	$(2,902)	$33,422

Other Information
Depreciation expense	$1,649	$61	$—	$1,710
Identifiable assets	$6,728,396	$819,317	$62,743	$7,610,456

	Banking	Mortgage Operations	Corporate	Total Segments
2022
Summary of Operations
Net interest income	$41,283	$1,641	$(1,639)	$41,285

Provision for (benefit from) credit losses	2,807	893	—	3,700

Noninterest income:
Service charges on deposit accounts	3,925	—	—	3,925
Credit and debit card fees	2,415	—	—	2,415
Trust and investment advisory fees	1,947	—	—	1,947
Income from mortgage banking services, net	(980)	15,541	—	14,561
Other noninterest income	853	(8)	—	845
Total noninterest income	8,160	15,533	—	23,693

Noninterest expense:
Salary and employee benefits	22,719	11,414	92	34,225
Occupancy	5,856	977	—	6,833
Other noninterest expenses	7,886	3,172	351	11,409
Total noninterest expense	36,461	15,563	443	52,467

Income (loss) before income taxes	$10,175	$718	$(2,082)	$8,811

Other Information
Depreciation expense	$1,311	$103	$—	$1,414
Identifiable assets	$5,128,332	$553,878	$51,538	$5,733,748

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
Undistributed portion of committed loans and unused lines of credit:
Loan commitments are agreements to lend to a customer as long as there is no customer violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee. As of March 31, 2023 and December 31, 2022, commitments included the funding of fixed-rate loans totaling $230,792 and $218,309 and variable-rate loans totaling $1,787,296 and $1,727,246, respectively. The fixed-rate loan commitments have interest rates ranging from 1.00% to 18.00% at March 31, 2023 and December 31, 2022, and maturities ranging from 1 month to 30 years at March 31, 2023 and from 1 month to 15 years at December 31, 2022.
Standby letters of credit:
Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since many of the loan commitments and letters of credit expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, owner occupied real estate, and/or income-producing commercial properties. As of March 31, 2023 and December 31, 2022, our standby letters of credit commitment totaled $16,614 and $17,426, respectively.
MPF Master Commitments:
The Bank has previously executed MPF Master Commitments (Commitments) with the FHLB to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB’s first loss account for mortgages delivered under the Commitments. The Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to manage the credit risk of the MPF Program mortgage loans. As of March 31, 2023 and December 31, 2022, the Bank considered the amount of any of its liability for the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments to be immaterial, and has not recorded a liability and offsetting receivable. As of March 31, 2023 and December 31, 2022, the maximum potential amount of future payments that the Bank would have been required to make under the Commitments was $3,860, respectively. Under the Commitments, the Bank agrees to service the loans and therefore, is responsible for any necessary foreclosure proceedings. Any future recoveries on any losses would not be paid by the FHLB under the Commitments. The Bank has not experienced any material losses under these guarantees.
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
Wire Transfer Litigation:
On November 5, 2021, urban-gro, Inc. (“UGI”) filed a complaint against the Bank in the Boulder County, Colorado District Court. The complaint alleged that the Bank failed to follow contractual, internal, and industry-standard procedures with respect to six wire transfers, totaling approximately $5.1 million, from UGI’s deposit account at the Bank to domestic third-party beneficiaries. The Bank denied UGI’s claims and filed various counterclaims against UGI, including negligence. On March 27, 2023, the Bank and UGI consummated a Settlement and Release agreement, which resulted in the March 29, 2023 dismissal of all claims that were, or could have been, raised by the parties in the lawsuit resulting in no material impact to the Bank.
Check Fraud Litigation:
Rodeo Electrical Services, Inc. and its owner, Scott Rosenberg (collectively, “RESI”), filed a civil action against the Bank on June 23, 2020 in the Santa Fe County, New Mexico District Court. RESI, a former bank deposit customer, also named two of its former employees, Charity and Mathew Felch as co-defendants. Mr. and Mrs. Felch were at all times relevant also bank deposit customers.
The Complaint alleges the bank conspired with or otherwise aided Charity Felch’s embezzlement of approximately $400,000 during her tenure at RESI. The complaint seeks compensatory, exemplary, statutory, and punitive damages, as well as payment of RESI’s legal fees and expenses. The Bank’s position is that RESI’s claims against the Bank are legally barred by their failure to timely notify the Bank of transaction activity associated with the embezzlement scheme.
The case was scheduled for jury trial starting on May 22, 2023. On May 5, 2023, the Bank first learned that: 1) its outside legal counsel had failed to notify the Bank of, and respond to, outstanding discovery requests propounded by RESI; 2) the Court had imposed prior discovery abuse sanctions upon the Bank in the amount of $10,000 per day; and 3) the Court imposed further discovery abuse sanctions in the form of default judgment, as to liability, against the Bank on RESI’s claims, which the Bank estimates to be at least $400,000. The Court further ordered that a trial on the issue of damages will need to be set. The Bank has engaged successor outside legal counsel to defend its interests. The Bank is currently unable to otherwise reasonably estimate the final outcome of this litigation.
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

NOTE 18 - Lease Commitments
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

2023
ROU asset on leased property, gross	$35,576
Accumulated amortization	(7,923)
ROU asset, net (included in Prepaid expenses and other assets in our consolidated balance sheets)	$27,653
Lease liability (Included in Accrued expenses and other liabilities in our consolidated balance sheets)	$30,400
The following table reconciles future undiscounted lease payments due under non-cancelable operating leases to the aggregate operating lessee lease liability as of March 31, 2023:

Remainder of 2023	$7,590
2024	6,835
2025	5,479
2026	3,587
2027	2,349
2028	5,861
Thereafter	460
Total undiscounted operating lease liability	32,161
Imputed interest	1,761
Total operating lease liability included in the accompanying balance sheet	$30,400
Weighted Average Remaining Life - Operating Leases	5.73
Weighted Average Rate - Operating Leases	1.89%
Total lease expense for the three months ended March 31, 2023, and 2022 was $1,898 and $1,770, respectively. The components of total lease expense was as follows for the three months ended March 31, 2023:

Operating leases	$1,869
Short-term leases	46
Sublease income	(17)
Net lease expense	$1,898
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
The following discussion and analysis of FirstSun’s consolidated financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and accompanying footnotes included in Item 1 of this Form 10-Q as well as our audited consolidated financial statements and footnotes for the year ended December 31, 2022 included in the 2022 Form 10-K that we filed with the SEC on March 16, 2023. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate trends in operations or results of operations for any future periods.
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
We offer a full range of relationship-focused services to meet our clients’ personal, business and wealth management financial objectives, with a branch network in Texas, Kansas, Colorado, New Mexico, and Arizona and mortgage capabilities in 43 states. Our product lines includes commercial and industrial loans, commercial real estate loans, residential mortgage, public finance and other consumer loans, and a variety of commercial and consumer deposit products, including noninterest-bearing accounts, interest-bearing demand products, savings accounts, money market accounts and certificates of deposit. We also offer wealth management and trust products including personal trust and agency accounts, employee benefit and retirement related trust and agency accounts, investment management and advisory agency accounts, and foundation and endowment trust and agency accounts. We also offer online banking and bill payment services, online cash management, safe deposit box rentals, debit card and ATM card services and the availability of a network of ATMs for our customers.
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
Recent Banking Events
There were two significant bank failures in the first part of March 2023 and one in April 2023, primarily due to customer and/or industry concentration issues and the failed banks’ lack of liquidity as depositors sought to withdraw their deposits. Due to rising interest rates, the failed banks were unable to sell investment securities held to meet liquidity needs without realizing substantial losses. As a result of the March 2023 bank closures and in an effort to strengthen public confidence in the banking system and protect depositors, regulators have announced that any losses to the Deposit Insurance Fund to support uninsured depositors will be recovered by a special assessment on banks, as required by law, which could increase the cost of our FDIC insurance assessments. Additionally, the Federal Reserve announced the creation of a new Bank Term Funding Program in an effort to minimize the need for banks to sell securities at a loss in times of stress. The future impact of these failures on the economy, financial institutions and their depositors, as well as any governmental regulatory responses or actions resulting from the same, is difficult to predict at this time.
Pandemic Update
Although the impacts of the COVID-19 pandemic to our business are diminishing, there remains many uncertainties related to COVID-19 including, among other things, the ongoing impact to our customers, employees and vendors; the impact to the financial services and banking industry; and the impact to the economy as a whole including rising interest rates and inflation.
Financial Summary
First Quarter 2023 Highlights:
•Net income of $26.3 million, $1.03 per diluted share
•Net interest margin of 4.39%
•Return on average total assets of 1.44%
•Return on average stockholders’ equity of 13.37%
•Loan growth of 10.1%, annualized
•20.3% noninterest income to total revenue
Net income totaled $26.3 million for the first quarter of 2023 compared to net income of $7.7 million for the first quarter of 2022. Earnings per diluted share were $1.03 for the first quarter of 2023 compared to $0.41 for the first quarter of 2022. The return on average total assets was 1.44% for the three months ended March 31, 2023, compared to 0.54% for the same period in 2022, and the return on average stockholders’ equity was 13.37% for the three months ended March 31, 2023, compared to 5.85% for the same period in 2022.

The following table sets forth certain summary financial and other information of FirstSun:

	For the three months ended March 31,		For the year ended December 31,
($ in thousands, except share and per share amounts)	2023	2022	2022
Income Statement:
Net interest income	$74,117	$41,285	$241,632
Taxable equivalent adjustment	1,242	1,321	5,059
Net interest income - fully tax equivalent ("FTE") basis (non-GAAP) (3)	$75,359	$42,606	$246,691
Provision for credit losses	$3,360	$3,700	$18,050
Noninterest income	$18,931	$23,693	$89,566
Noninterest expense	$56,266	$52,467	$239,126
Net income	$26,281	$7,669	$59,182
Per Common Share Data:
Weighted average diluted common shares	25,487,582	18,899,852	23,838,471
Net income (basic)	$1.05	$0.42	$2.55
Net income (diluted)	$1.03	$0.41	$2.48
Cash dividends	$—	$—	$—
Dividend payout ratio	—%	—%	—%
Book value	$32.06	$28.10	$31.08
Tangible common book value (non-GAAP) (3)	$27.72	$25.87	$26.69
Performance Ratios:
Return on average total assets	1.44%	0.54%	0.88%
Return on average stockholders' equity	13.37%	5.85%	8.55%
Return on tangible common stockholders' equity (non-GAAP) (3)	15.70%	6.68%	9.40%
Return on average tangible common stockholders' equity (non-GAAP) (3)	16.01%	6.56%	10.45%
Net interest margin	4.39%	3.08%	3.87%
Efficiency ratio (1)	60.47%	80.75%	72.20%
Net charge-offs (recoveries) to average loans outstanding	—%	0.07%	(0.01)%
Allowance for credit losses to loans	1.23%	1.17%	1.12%
Nonperforming loans to total loans (2)	0.54%	0.59%	0.49%
Balance Sheet:
Total loans, excluding loans held-for-sale	$6,060,975	$4,315,031	$5,911,832
Total assets	$7,610,456	$5,733,748	$7,430,322
Total deposits	$5,994,266	$4,946,482	$5,765,062
Total borrowed funds	$657,658	$127,799	$724,120
Total stockholders' equity	$799,050	$515,541	$774,536
Capital Ratios:
Total risk-based capital to risk-weighted assets	12.19%	11.74%	11.99%
Tier 1 risk-based capital to risk-weighted assets	10.11%	9.27%	9.94%
Common Equity Tier 1 (CET 1) to risk-weighted assets	10.11%	9.27%	9.94%
Tier 1 leverage capital to average assets	9.86%	8.42%	9.71%
Average stockholders' equity to average total assets	10.76%	9.24%	10.28%
Tangible common stockholders' equity to tangible assets (non-GAAP) (3)	9.21%	8.34%	9.09%
Nonfinancial Data:
Full-time equivalent employees	1,122	1,063	1,149
Banking branches	69	53	72
(1) The efficiency ratio is one measure of profitability in the banking industry. This ratio measures the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. We calculate this ratio by dividing noninterest expense by the sum of net interest income and noninterest income.

(2) Nonperforming loans include nonaccrual loans and accrual loans greater than 90 days past due.
       On January 1, 2023, we adopted ASU 2022-02, whereby we no longer recognize or account for TDRs. The loans previously classified as accrual TDRs are no longer considered nonperforming. We have adjusted prior periods to reflect this change in accounting.

(3) See section entitled “Non-GAAP Financial Measures and Reconciliations” for information regarding these non-GAAP financial measures and a reconciliation to the most comparable GAAP equivalent.

Non-GAAP Financial Measures and Reconciliations
The non-GAAP financial measures presented below are used by our management and our Board of Directors on a regular basis in addition to our GAAP results to facilitate the assessment of our financial performance. Management believes these non-GAAP financial measures enhance an investor’s understanding of our financial results by providing a meaningful basis for period-to-period comparisons, assisting in operating results analysis, and predicting future performance. This information supplements our GAAP reported results, and should not be viewed in isolation from, or as a substitute for, our GAAP results. Accordingly, this financial information should be read in conjunction with our consolidated financial statements and notes thereto for the three months ended March 31, 2023, included elsewhere in this report. Non-GAAP financial measures exclude certain items that are included in the financial results presented in accordance with GAAP. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. These non-GAAP measures are not necessarily comparable to similar measures that may be represented by other companies.
The following table presents GAAP to non-GAAP reconciliations:

	For the three months ended March 31,		For the year ended December 31,
($ in thousands, except share and per share amounts)	2023	2022	2022
Tangible common stockholders’ equity:
Total common stockholders' equity (GAAP)	$799,050	$515,541	$774,536
Less: Goodwill and other intangible assets
Goodwill	(93,483)	(33,050)	(93,483)
Other intangible assets	(14,762)	(7,923)	(15,806)
Total tangible common stockholders' equity (non-GAAP) (1)	$690,805	$474,568	$665,247
Total common shares outstanding	24,924,023	18,346,288	24,920,984
Book value per common share (GAAP)	$32.06	$28.10	$31.08
Tangible book value per common share (non-GAAP)	$27.72	$25.87	$26.69
Return on tangible common stockholders’ equity:
Net income (GAAP)	$26,281	$7,669	$59,182
Add: Intangible amortization, net of tax	825	258	3,330
Tangible net income (non-GAAP)	$27,106	$7,927	$62,512
Tangible common stockholders’ equity (non-GAAP) (1)	$690,805	$474,568	$665,247
Return on tangible common stockholders’ equity (non-GAAP)	15.70%	6.68%	9.40%
Return on average tangible common stockholders’ equity:
Tangible net income (non-GAAP) (see above)	$27,106	$7,927	$62,512
Total average common stockholders' equity (GAAP)	$786,272	$524,418	$692,524
Less: Average goodwill and other intangible assets
Average goodwill	(93,483)	(33,050)	(78,582)
Average other intangible assets	(15,371)	(8,077)	(15,811)
Total average tangible common stockholders' equity (non-GAAP)	$677,418	$483,291	$598,131
Return on average tangible common stockholders’ equity (non-GAAP)	16.01%	6.56%	10.45%
Net interest margin - FTE basis:
Net interest income (GAAP)	$74,117	$41,285	$241,632
Taxable equivalent adjustment	1,242	1,321	5,059
Net interest income - FTE basis (non-GAAP)	$75,359	$42,606	$246,691
Average earning assets	$6,755,933	$5,359,626	$6,244,221
Net interest margin - FTE basis (non-GAAP)	4.46%	3.17%	3.95%
(1) For all periods presented tangible stockholders’ equity is the same as tangible common stockholders’ equity.

	For the three months ended March 31,		For the year ended December 31,
($ in thousands, except share and per share amounts)	2023	2022	2022
Tangible common stockholders’ equity to tangible assets:
Total assets (GAAP)	$7,610,456	$5,733,748	$7,430,322
Less: Goodwill and other intangible assets
Goodwill	(93,483)	(33,050)	(93,483)
Other intangible assets	(14,762)	(7,923)	(15,806)
Total tangible assets (non-GAAP)	$7,502,211	$5,692,775	$7,321,033
Tangible common stockholders’ equity (non-GAAP) (1)	$690,805	$474,568	$665,247
Tangible common stockholders’ equity to tangible assets (non-GAAP)	9.21%	8.34%	9.09%
Segments
Banking
Three months ended March 31, 2023 and 2022
Income before income taxes increased $28.6 million to $38.8 million for the first quarter of 2023, from $10.2 million for the same period in 2022. The period over period increase was primarily driven by an increase in net interest income and noninterest income, partially offset by an increase in noninterest expense. Net interest income increased $32.2 million to $73.5 million for the first quarter of 2023, compared to $41.3 million for the same period in 2022. The increase in net interest income was primarily due to organic growth in our loan portfolios, an increase in interest earning assets resulting from the Pioneer Merger, and an increase in net interest margin. Identifiable assets for our Banking segment grew by $1.6 billion to $6.7 billion at March 31, 2023 from $5.1 billion for the same period in 2022. The growth in identifiable assets was primarily driven by organic growth in our loan portfolios and the assets acquired in the Pioneer Merger.
Mortgage Operations
Three months ended March 31, 2023 and 2022
Income (loss) before income taxes decreased to $(2.4) million for the first quarter of 2023, compared to $0.7 million for the same period in 2022, primarily due to a decrease in revenue from mortgage banking services, net of $7.9 million, partially offset by a decrease in salary and employee benefits of $4.6 million. Overall gains on sale of mortgage loans declined as a result of the decline in origination activity, continued margin compression, and a decline in the rate lock pipeline volume and valuation due to rising interest rates. The increase in income related to our MSRs was primarily the result of changes in market interest rates leading to lower prepayment rates, and our corresponding hedging positions. Total loan originations for sale were $0.2 billion for the first quarter of 2023, a decline of $0.1 billion from $0.3 billion for the same period in 2022.
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
Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. We have identified the determination of the allowance for credit losses and fair value measurements to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, we consider these policies to be critical accounting estimates and discuss them directly with the Audit Committee of our board of directors. During the three months ended March 31, 2023, we adopted ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments which required a change to our estimate of the allowance for credit losses.

There have been no significant changes to our fair value measurements critical accounting estimate described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations of FirstSun—Critical Accounting Estimates” and the notes to the audited consolidated financial statements appearing in the 2022 Form 10-K.
Our significant accounting policies are presented in “Note 1 - Summary of Significant Accounting Policies” in our audited consolidated financial statements and footnotes for the year ended December 31, 2022 included in the 2022 Form 10-K other than those policies revised for our adoption of ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments and ASU 2022-02, Financial Instruments - Credit Losses: Troubled Debt Restructurings and Vintage Disclosures included with “Note 1 - Organization and Basis of Presentation” included in Item 1 of this Form 10-Q. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Recent accounting pronouncements and standards that have impacted or could potentially affect us are also discussed in “Note 1” of our audited consolidated financial statements.
Allowance for Credit Losses - Management maintains an ACL for loans based upon management’s estimate of the lifetime expected credit losses in the loan portfolio, as of the balance sheet date, excluding loans held for sale. Additionally, management maintains an ACL for held-to-maturity or available-for-sale debt securities, and other off-balance sheet credit exposures (e.g., unfunded loan commitments). For loans and unfunded loan commitments, the estimate of lifetime credit losses includes the use of quantitative models that incorporate forward-looking macroeconomic scenarios that are applied over the contractual lives of the portfolios, adjusted, as appropriate, for prepayments and permitted extension options using historical experience. For purposes of the ACL for lending commitments, such allowance is determined using the same methodology as the ACL for loans, while also taking into consideration the probability of drawdowns or funding, and whether such commitments are cancellable by us. The ACL for held-to-maturity and available-for-sale debt securities is measured using a risk-adjusted discounted cash flow approach that also considers relevant current and forward-looking economic variables and the ACL is limited to the difference between the fair value of the security and its amortized cost. Judgment is specifically applied in the determination of economic assumptions, length of the initial loss forecast period, the reversion of losses beyond the initial forecast period, usage of macroeconomic scenarios, probabilities of default, losses given default, amortization and prepayment rates, and qualitative factors, which may not be adequately captured in the loss model, as further discussed below.
The macroeconomic scenarios utilized by management include variables that have historically been key drivers of increases and decreases in credit losses. These variables include, but are not limited to, unemployment rates, housing and commercial real estate prices, gross domestic product levels, corporate bond spreads and changes in equity market prices. Management derives the economic forecasts it uses in its ACL model from Moody’s Analytics. The latter has a large team of economics, database managers and operational engineers with a history of producing monthly economic forecasts for over 25 years.
Management has currently set an initial forecast period (“reasonable and supportable period”) of four years and a reversion period of one year, utilizing a straight-line approach and reverting back to the historical macroeconomic mean. After the reversion period, a historical loss forecast period covering the remaining contractual life, adjusted for prepayments, is used based on changes in key historical economic variables during representative historical expansionary and recessionary periods. Changes in economic forecasts impact the probability of default (“PD”), loss-given default (“LGD”), and exposure at default (“EAD”) for each instrument, and therefore influence the amount of future cash flows for each instrument that management does not expect to collect.
Further, management periodically considers the need for qualitative adjustments to the ACL. Qualitative adjustments may be related to and include, but not limited to, factors such as the following: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions; (ii) organization specific risks such as credit concentrations, collateral specific risks, nature, and size of the portfolio and external factors that may ultimately impact credit quality, and (iii) other limitations associated with factors such as changes in underwriting and loan resolution strategies, among others. The qualitative factors applied on January 1, 2023, and March 31, 2023, and the importance and levels of the qualitative factors applied, may change in future periods depending on the level of changes to items such as the uncertainty of economic conditions and management’s assessment of the level of credit risk within the loan portfolio as a result of such changes, compared to the amount of ACL calculated by the model. The evaluation of qualitative factors is inherently imprecise and requires significant management judgement.
The ACL can also be impacted by factors outside of management’s control, which include unanticipated changes in asset quality of the portfolio, such as deterioration in borrower delinquencies, or credit scores in our residential real estate and consumer portfolio. Further, the current fair value of collateral is utilized to assess the expected credit losses when a financial asset is considered to be collateral dependent.
Our process for determining the ACL is further discussed in “Note 1 – Organization and Basis of Presentation”, included in Item 1 of this Form 10-Q.
Results of Operations
The following table sets forth components of our results of operations:

	As of and for the three months ended March 31,
($ in thousands, except per share amounts)	2023	2022
Net interest income	$74,117	$41,285
Provision for credit losses	3,360	3,700
Noninterest income	18,931	23,693
Noninterest expense	56,266	52,467
Income before income taxes	33,422	8,811
Provision for income taxes	7,141	1,142
Net income	26,281	7,669

Diluted earnings per share	$1.03	$0.41
Return on average total assets	1.44%	0.54%
Return on average stockholders' equity	13.37%	5.85%
Net interest margin	4.39%	3.08%
Net interest margin - FTE basis (non-GAAP) (1)	4.46%	3.17%
Efficiency ratio	60.47%	80.75%
Fee revenue to total revenue (2)	20.35%	36.46%
(1) See section entitled “Non-GAAP Financial Measures and Reconciliations” for information regarding non-GAAP financial measures and a reconciliation to the most comparable GAAP equivalent.
(2) Fee revenue to total revenue is defined as “noninterest income / (net interest income + noninterest income)”.
General
Our results of operations depend significantly on net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of interest income on loans and investment securities and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. Our results of operations are also dependent on our generation of noninterest income, consisting primarily of income from mortgage banking services, service charges on deposit accounts, trust and investment advisory fees and credit and debit card fees. Other factors contributing to our results of operations include our provisions for credit losses, income taxes, and noninterest expenses, such as salaries and employee benefits, occupancy and equipment, amortization of intangible assets and other operating costs.
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
Interest earned on our loan portfolios is the largest component of our interest income. Our loan portfolios are presented at the principal amount outstanding net of deferred origination fees and unamortized discounts and premiums. Interest income is recognized based on the principal balance outstanding and the stated rate of the loan. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan. Non-PCD loans acquired are initially recorded at fair value and the resulting discount or premium are recognized as an adjustment of the yield on the related loans.
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
Three months ended March 31, 2023 and 2022
Our net interest income was $74.1 million for the first quarter of 2023, an increase of $32.8 million, or 79.5%, compared to the same period in 2022. Interest income on loans held-for-investment increased by $46.8 million for the first quarter of 2023, compared to the same period in 2022. Interest income on investment securities increased by $1.9 million for the first quarter of 2023, compared to the same period in 2022. Interest expense from total interest-bearing liabilities increased by $17.4 million for the first quarter of 2023, compared to the same period in 2022.
Total average loans held-for-investment grew to $6.0 billion at March 31, 2023, an increase of $1.9 billion or 45.0%, compared to March 31, 2022, primarily due to organic growth in our loan portfolios and the Pioneer Merger. Yield on loans held-for-investment increased 189 basis points in the first quarter of 2023, compared to the same period in 2022, primarily due to the rising interest rate environment and its impact on variable rate loans in the loan portfolio and higher yields on new originations.
Average interest-bearing liabilities increased $1.1 billion, or 31.8%, for the first quarter of 2023, compared to the same period in 2022, primarily to support the growth in our loan portfolio. Average interest-bearing deposits increased $0.8 billion, or 22.6%, in the first quarter of 2023, compared to the same period in 2022, inclusive of the deposits acquired from the Pioneer Merger, and was the primary driver of the growth in average interest-bearing liabilities.
Our net interest margin was 4.39% for the first quarter of 2023, compared to 3.08% for the same period in 2022, an increase of 131 basis points. We experienced a 229 basis points increase in yield from earning assets while our total cost of funds increased by 142 basis points, for the first quarter of 2023 as compared to the same period in 2022. We have not experienced as significant an increase in our cost of funds in this rising interest rate environment as we have seen in growth in earning asset yield, however, we do expect our cost of funds to continue to rise over the remainder of 2023.

The following tables set forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods presented. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.
As of and for the three months ended March 31,:

	2023			2022
(In thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest Earning Assets
Loans held-for-sale	$50,129	$654	5.22%	$60,895	$694	4.56%
Loans held-for-investment (1)	5,978,860	87,947	5.88%	4,123,920	41,164	3.99%
Investment securities	570,682	4,164	2.92%	582,333	2,275	1.56%
Interest-bearing cash and other assets	156,262	2,138	5.47%	592,478	528	0.36%
Total earning assets	6,755,933	94,903	5.62%	5,359,626	44,661	3.33%
Other assets	553,961			314,043
Total assets	$7,309,894			$5,673,669

Interest-bearing liabilities
Demand and NOW deposits	$227,170	$1,234	2.17%	$223,020	$124	0.22%
Savings deposits	470,000	445	0.38%	468,713	91	0.08%
Money market deposits	2,296,469	5,068	0.88%	2,306,638	840	0.15%
Certificates of deposits	1,073,006	7,432	2.77%	317,948	519	0.65%
Total deposits	4,066,645	14,179	1.39%	3,316,319	1,574	0.19%
Repurchase agreements	29,672	30	0.41%	71,425	8	0.04%
Total deposits and repurchase agreements	4,096,317	14,209	1.39%	3,387,744	1,582	0.19%
FHLB borrowings	454,081	5,317	4.68%	40,229	148	1.48%
Other long-term borrowings	80,300	1,260	6.28%	86,191	1,646	7.63%
Total interest-bearing liabilities	4,630,698	20,786	1.80%	3,514,164	3,376	0.38%
Noninterest-bearing deposits	1,768,381			1,566,088
Other liabilities	124,543			68,999
Stockholders' equity	786,272			524,418
Total liabilities and stockholders' equity	$7,309,894			$5,673,669

Net interest income		$74,117			$41,285
Net interest spread		3.82%			2.95%
Net interest margin		4.39%			3.08%
Net interest margin - FTE basis (non-GAAP) (2)		4.46%			3.17%
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

	For the three months ended March 31,
	2023 Versus 2022 Increase (Decrease) Due to:
(In thousands)	Rate	Volume	Total
Interest Earning Assets
Loans held-for-sale	$83	$(123)	$(40)
Loans held-for-investment	28,268	18,515	46,783
Investment securities	1,935	(46)	1,889
Interest-bearing cash	1,999	(389)	1,610
Total earning assets	32,285	17,957	50,242
Interest-bearing liabilities
Demand and NOW deposits	1,108	2	1,110
Savings deposits	354	—	354
Money market deposits	4,232	(4)	4,228
Certificates of deposits	5,679	1,234	6,913
Total deposits	11,373	1,232	12,605
Repurchase agreements	27	(5)	22
Total deposits and repurchase agreements	11,400	1,227	12,627
FHLB borrowings	3,642	1,527	5,169
Other long-term borrowings	(274)	(112)	(386)
Total interest-bearing liabilities	14,768	2,642	17,410
Net interest income	$17,517	$15,315	$32,832

Provision for Credit Losses
We established an allowance for credit losses through a provision for credit losses charged as an expense in our consolidated statements of income. The provision for credit losses is the amount of expense that, based on our judgment, is required to maintain the allowance for credit losses at an adequate level to absorb expected losses in the loan portfolio at the balance sheet date and that, in management’s judgment, is appropriate under GAAP. Our determination of the amount of the allowance for credit losses and corresponding provision for credit losses considers ongoing evaluations of the credit quality and level of credit risk inherent in our loan portfolio, levels of nonperforming loans and charge-offs, statistical trends and economic and other relevant factors. The allowance for credit losses is increased by the provision for credit losses and is decreased by charge-offs, net of recoveries on prior loan charge-offs.
We had a provision for credit losses of $3.4 million for the first quarter of 2023, compared to $3.7 million for the same period in 2022. The decrease in provision for credit losses was mainly due to slightly lower loan growth in the first quarter of 2023 compared to the same period in 2022.
Noninterest Income
The following table presents noninterest income:

	For the three months ended March 31,
(In thousands)	2023	2022
Service charges on deposit accounts	$5,015	$3,925
Credit and debit card fees	2,981	2,415
Trust and investment advisory fees	1,461	1,947
Income from mortgage banking services, net	7,429	14,561
Other	2,045	845
Total noninterest income	$18,931	$23,693
Three months ended March 31, 2023 and 2022
Our noninterest income decreased $4.8 million to $18.9 million for the first quarter of 2023 from $23.7 million for the same period in 2022, primarily due to a decrease in income from mortgage banking services.
Service charges on deposit accounts includes overdraft and non-sufficient funds charges, treasury management services provided to our business customers, and other maintenance fees on deposit accounts. For the first quarter of 2023, service charges on deposit accounts increased $1.1 million, compared to the same period in 2022, primarily due to increased treasury management service fee income and higher average deposits compared to the same period in 2022.
Credit and debit card fees represent interchange income from credit and debit card activity and referral fees earned from processing fees on card transactions by our business customers. Credit and debit card fees increased $0.6 million for the first quarter of 2023 compared to the same period in 2022, due primarily to increased card transaction volumes.
Trust and investment advisory fees represent fees we receive in connection with our investment advisory and custodial management services of investment accounts. Trust and investment advisory fees were down slightly for the first quarter of 2023 as compared to the same period in 2022.
The components of income from mortgage banking services were as follows:

	For the three months ended March 31,
(In thousands)	2023	2022
Net sale gains and fees from mortgage loan originations including loans held-for-sale changes in fair value and hedging	$3,446	$7,055
Mortgage servicing income	3,807	3,308
MSR capitalization and changes in fair value, net of derivative activity	176	4,198
Income from mortgage banking services, net	$7,429	$14,561

For the first quarter of 2023, income from mortgage banking services decreased $7.1 million, compared to the same period in 2022, primarily due to a decline in revenue related to net sale gains and fees from mortgage loan originations, including fair value changes in the held-for-sale portfolio and hedging, which decreased $3.6 million for the first quarter of 2023, compared to the same period in 2022. Total loan originations for sale were $0.2 billion for the first quarter of 2023, a decline of $0.1 billion from $0.3 billion for the same period in 2022. We retain servicing rights on the majority of mortgage loans that we sell, which drove an increase in servicing income of $0.5 million to $3.8 million for the first quarter of 2023, compared to $3.3 million for the first quarter of 2022. MSR capitalization and changes in fair value, net of derivative activity, decreased $4.0 million in the first quarter of 2023, compared to the same period in 2022. The decrease in revenue related to our MSRs was primarily the result of changes in market interest rates and our corresponding hedging positions. We recognize fair value adjustments to our MSR asset, which includes changes in assumptions to the valuation model and pay-offs and pay-downs of the MSR portfolio. We also maintain a hedging strategy to manage a portion of the risk associated with changes in the fair value of our MSR portfolio. Changes in fair value of the derivative instruments used to economically hedge the MSRs are also included as a component of income from mortgage banking services. Due to a number of factors and until we see a change in these factors, including rising interest rates, low inventory in the housing market, lower refinance volumes and a decrease in margin on loans sales, we do not expect revenue from mortgage banking activities to continue at levels seen in prior years which will reduce the amount of income from mortgage banking services, net recorded in future periods in comparison to prior year periods.
Other noninterest income increased $1.2 million for the first quarter of 2023 compared to the same period in 2022, primarily due to an increase in the fair value of investments related to our deferred compensation plan.
Noninterest Expense
The following table presents noninterest expense:

	For the three months ended March 31,
(In thousands)	2023	2022
Salary and employee benefits	$35,049	$34,225
Occupancy and equipment	8,174	6,833
Amortization of intangible assets	1,044	327
Merger-related expenses	—	303
Other	11,999	10,779
Total noninterest expenses	$56,266	$52,467
Three months ended March 31, 2023 and 2022
Our noninterest expenses increased $3.8 million to $56.3 million for the first quarter of 2023, from $52.5 million for the same period in 2022. The increase is primarily due to an increase in other expenses of $1.2 million, an increase in occupancy and equipment of $1.3 million, an increase in salary and employee benefits of $0.8 million, and an increase in amortization of intangible assets of $0.7 million.
The increase in other expenses was primarily caused by a $1.0 million increase in professional services expenses and other smaller increases in travel and entertainment, insurance expenses, and deposit expenses and other operational losses. The increase in occupancy and equipment was primarily due to higher branch count and buildings acquired in the Pioneer merger. The increase in salary and employee benefits expense was driven primarily by higher employee headcount. The increase in amortization of intangible assets was primarily due to amortization of the core deposit intangible asset recognized in conjunction with the Pioneer merger.
Income Taxes
Three months ended March 31, 2023 and 2022
We had income tax expense for the first quarter of 2023 of $7.1 million, compared to income tax expense of $1.1 million for the same period in 2022. The increase in income tax expense was due to our increased income during the first quarter of 2023. Our effective tax rate was 21.4% for the first quarter of 2023, compared to 13.0% for the same period in 2022.

Financial Condition
Balance Sheet
Our total assets were $7.6 billion and $7.4 billion at March 31, 2023 and December 31, 2022, respectively. Our total loans held-for-investment, net of deferred fees, costs, premiums and discounts were $6.1 billion at March 31, 2023, an increase of $0.1 billion from December 31, 2022, which was due to organic growth.
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
Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no trading securities in our investment portfolio as of March 31, 2023 and December 31, 2022. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest.
Our securities available-for-sale decreased by $4.3 million to $532.7 million at March 31, 2023, compared to December 31, 2022. The decrease was primarily due to amortization of the portfolio, partially offset by purchase activity and a reduction in the unrealized loss on the portfolio. During the period ended March 31, 2023, the securities held-to-maturity decreased $0.4 million to $38.5 million.
The following table is a summary of our investment portfolio as of:

	March 31, 2023		December 31, 2022
(In thousands)	Carrying Amount	% of Portfolio	Carrying Amount	% of Portfolio
Available-for-sale:
U.S. treasury	$57,369	10.8%	$56,649	10.5%
U.S. agency	2,383	0.4%	2,834	0.5%
Obligations of states and political subdivisions	25,728	4.8%	24,899	4.6%
Mortgage backed - residential	111,278	20.9%	116,135	21.6%
Collateralized mortgage obligations	201,134	37.8%	204,265	38.1%
Mortgage backed - commercial	119,633	22.5%	117,336	21.9%
Other debt	15,125	2.8%	14,855	2.8%
Total available-for-sale	$532,650	100.0%	$536,973	100.0%
Held-to-maturity:
Obligations of states and political subdivisions	$25,418	66.1%	$25,378	65.2%
Mortgage backed - residential	8,478	22.0%	8,705	22.4%
Collateralized mortgage obligations	4,574	11.9%	4,818	12.4%
Total held-to-maturity	$38,470	100.0%	$38,901	100.0%

The following table shows the weighted average yield to average life of each category of investment securities as of March 31, 2023:

(In thousands)	One year or less		One to five years		Five to ten years		After ten years
	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield
Available-for-sale:
U.S. treasury	$5,404	1.27%	$24,938	1.83%	$27,027	1.29%	$—	—%
U.S. agency	—	—%	1,462	5.85%	869	5.44%	52	6.18%
Obligations of states and political subdivisions	—	—%	—	—%	10,434	3.19%	15,294	2.93%
Mortgage backed - residential	84	3.81%	30,781	2.51%	40,062	2.02%	40,351	2.20%
Collateralized mortgage obligations	1,775	2.52%	35,090	3.67%	122,860	3.39%	41,409	2.60%
Mortgage backed - commercial	1,491	3.88%	39,383	3.76%	76,823	2.25%	1,936	2.94%
Other debt	—	—%	—	—%	12,283	2.83%	2,842	3.78%
Total available-for-sale	$8,754	1.99%	$131,654	3.10%	$290,358	2.68%	$101,884	2.53%
Held-to-maturity:
Obligations of states and political subdivisions	$—	—%	$1,031	2.05%	$—	—%	$24,387	3.52%
Mortgage backed - residential	—	—%	4,273	2.58%	953	2.53%	3,252	3.24%
Collateralized mortgage obligations	—	—%	2,368	2.39%	2,206	3.10%	—	—%
Total held-to-maturity	$—	—%	$7,672	2.45%	$3,159	2.93%	$27,639	3.49%

Loans
Our loan portfolio represents a broad range of borrowers primarily in our markets in Texas, Kansas, Colorado, New Mexico, and Arizona, primarily comprised of commercial and industrial, commercial real estate, residential real estate, and public finance loans. We have a diversified portfolio across a variety of industries, and the portfolio is generally centered in the states in which we have branch offices.
Total loans, net of deferred origination fees, premiums, and discounts as of March 31, 2023 and December 31, 2022 were $6.1 billion and $5.9 billion, respectively.
The following table sets forth the composition of our loan portfolio, as of:

	March 31, 2023		December 31, 2022
(In thousands)	Amount	% of total loans	Amount	% of total loans
Commercial and industrial	$2,418,771	39.9%	$2,310,929	39.1%
Commercial real estate:
Non-owner occupied	709,977	11.7%	779,546	13.2%
Owner occupied	659,999	10.9%	636,272	10.8%
Construction and land	320,193	5.3%	327,817	5.5%
Multifamily	103,767	1.7%	102,068	1.7%
Total commercial real estate	1,793,936	29.6%	1,845,703	31.2%
Residential real estate	1,046,047	17.3%	1,003,931	17.0%
Public finance	597,850	9.9%	590,284	10.0%
Consumer	40,806	0.7%	42,588	0.7%
Other	163,565	2.6%	118,397	2.0%
Total loans	$6,060,975	100.0%	$5,911,832	100.0%
Commercial and industrial loans include loans to commercial customers for use in normal business operations to finance working capital needs, equipment and inventory purchases, and other expansion projects. These loans are made primarily in our market areas and are underwritten on the basis of the borrower’s ability to service the debt from revenue, and are generally extended under our normal credit standards, controls and monitoring systems.
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
Public finance loans include loans to our charter school and municipal based customers.
Consumer loans include direct consumer installment loans, credit card accounts, overdrafts and other revolving loans.
Other loans consist of loans to nondepository financial institutions, lease financing receivables and loans for agricultural production.

Maturities and Sensitivity of Loans to Changes in Interest Rates
The information in the following tables is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following tables summarize the loan maturity distribution by type and related interest rate characteristics as of March 31, 2023:

(In thousands)	One year or less	After one through five years	After five through 15 years	After 15 years	Total
Commercial and industrial	$240,618	$1,816,626	$332,376	$29,151	$2,418,771
Commercial real estate	205,563	960,035	563,127	65,211	1,793,936
Residential real estate	125,735	63,079	89,144	768,089	1,046,047
Public finance	—	71,646	358,575	167,629	597,850
Consumer	9,088	8,986	22,441	291	40,806
Other	21,911	121,620	16,021	4,013	163,565
Total loans	$602,915	$3,041,992	$1,381,684	$1,034,384	$6,060,975

(In thousands)	One year or less	After one through five years	After five through 15 years	After 15 years	Total	Total Loans Maturing After 1 Year
Loans maturing with:
Fixed interest rates
Commercial and industrial	$47,186	$833,401	$233,727	$565	$1,114,879	$1,067,693
Commercial real estate	101,338	631,228	151,458	1,300	885,324	783,986
Residential real estate	94,362	48,816	64,526	330,611	538,315	443,953
Public finance	—	71,646	354,612	167,629	593,887	593,887
Consumer	6,482	7,461	22,441	—	36,384	29,902
Other	20,381	43,344	16,013	4,013	83,751	63,370
Total fixed interest rate loans	$269,749	$1,635,896	$842,777	$504,118	$3,252,540	$2,982,791
Floating or adjustable interest rates
Commercial and industrial	$193,432	$983,225	$98,649	$28,586	$1,303,892	$1,110,460
Commercial real estate	104,225	328,807	411,669	63,911	908,612	804,387
Residential real estate	31,373	14,263	24,618	437,478	507,732	476,359
Public finance	—	—	3,963	—	3,963	3,963
Consumer	2,606	1,525	—	291	4,422	1,816
Other	1,530	78,276	8	—	79,814	78,284
Total floating or adjustable interest rate loans	$333,166	$1,406,096	$538,907	$530,266	$2,808,435	$2,475,269
Total loans	$602,915	$3,041,992	$1,381,684	$1,034,384	$6,060,975	$5,458,060
Allowance for Credit Losses
We maintain the allowance for credit losses at a level we believe is sufficient to absorb expected losses in our loan portfolio given the conditions at the time and our estimates of future economic conditions. Events that are not within our control, such as changes in economic factors, could change subsequent to the reporting date and could cause increases or decreases to the allowance. The amount of the allowance is affected by loan charge-offs, which decrease the allowance; recoveries on loans previously charged off, which increase the allowance; and the provision for credit losses charged to earnings, which increases the allowance.
In determining the provision for credit losses, management monitors fluctuations in the allowance resulting from actual charge-offs and recoveries and reviews the size and composition of the loan portfolio in light of current and anticipated economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as events change.

The following table presents, by loan type, the changes in the allowance for credit losses:

	For the three months ended March 31,		For the year ended December 31,
(In thousands)	2023	2022	2022
Balance, beginning of period	$65,917	$47,547	$47,547
Impact of adopting ASC 326	5,256	—	—
Adjusted beginning balance	$71,173	$47,547	$47,547
Loan charge-offs:
Commercial and industrial	(59)	(1,003)	(2,321)
Commercial real estate	—	—	—
Residential real estate	—	—	(122)
Public finance	—	—	—
Consumer	(64)	(26)	(144)
Other	—	—	—
Total loan charge-offs	(123)	(1,029)	(2,587)
Recoveries of loans previously charged-off:
Commercial and industrial	56	177	2,236
Commercial real estate	3	—	388
Residential real estate	—	98	221
Public finance	—	—	—
Consumer	10	16	62
Other	—	—	—
Total loan recoveries	69	291	2,907
Net (charge-offs) recoveries	(54)	(738)	320
Provision for credit losses	3,340	3,700	18,050
Balance, end of period	$74,459	$50,509	$65,917
Allowance for credit losses to total loans	1.23%	1.17%	1.12%
Ratio of net charge-offs (recoveries) to average loans outstanding	—%	0.07%	(0.01)%
The following table presents net charge-offs (recoveries) to average loans outstanding by loan category:

	For the three months ended March 31,
(In thousands)	2023	2022
Commercial and industrial	—%	0.18%
Commercial real estate	—%	—%
Residential real estate	—%	(0.10)%
Public finance	—%	—%
Consumer	0.52%	0.22%
Other	—%	—%

Allocation of Allowance for Credit Losses
The following table presents the allocation of the allowance for credit losses by category and the percentage of the allocation of the allowance for credit losses by category to total loans listed as of:

	March 31, 2023		December 31, 2022
(In thousands)	Allowance Amount	% of loans in each category to total loans	Allowance Amount	% of loans in each category to total loans
Commercial and industrial	$28,545	39.9%	$40,785	39.1%
Commercial real estate	24,186	29.6%	19,754	31.2%
Residential real estate	14,165	17.3%	2,963	17.0%
Public finance	5,549	9.9%	1,664	10.0%
Consumer	676	0.6%	352	0.7%
Other	1,338	2.7%	399	2.0%
Total	$74,459	100.0%	$65,917	100.0%
Nonperforming Assets
We have established policies and procedures to guide us in originating, monitoring and maintaining the credit quality of our loan portfolio. These policies and procedures are expected to be followed by our bankers and underwriters and exceptions to these policies require elevated levels of approval and are reported to our board of directors.
Nonperforming assets include all loans categorized as nonaccrual, accrual loans greater than 90 days past due, and other real estate owned and other repossessed assets. The accrual of interest on loans is discontinued, or the loan is placed on nonaccrual, when the full collection of principal and interest is in doubt. We do not generally accrue interest on loans that are 90 days or more past due. When a loan is placed on nonaccrual, previously accrued but unpaid interest is reversed and charged against interest income and future accruals of interest are discontinued. Payments by borrowers for loans on nonaccrual are applied to loan principal. Loans are returned to accrual status when, in our judgment, the borrower’s ability to satisfy principal and interest obligations under the loan agreement has improved sufficiently to reasonably assure recovery of principal and the borrower has demonstrated a sustained period of repayment performance. In general, we require a minimum of six consecutive months of timely payments in accordance with the contractual terms before returning a loan to accrual status.
The following table sets forth our nonperforming assets as of:

(In thousands)	March 31, 2023	December 31, 2022
Nonaccrual loans:
Commercial and industrial	$10,410	$9,494
Commercial real estate	7,155	8,283
Residential real estate	11,885	10,628
Consumer	68	93
Other	467	471
Total nonaccrual loans	29,985	28,969
Accrual loans greater than 90 days past due	2,848	98
Total nonperforming loans (1)	32,833	29,067
Other real estate owned and foreclosed assets, net	6,358	6,358
Total nonperforming assets	$39,191	$35,425
Nonaccrual loans to total loans	0.49%	0.49%
Nonperforming loans to total loans (2)	0.54%	0.49%
Nonperforming assets to total assets (2)	0.51%	0.48%
Allowance for credit losses to nonaccrual loans	248.32%	227.54%
(1) On January 1, 2023, we adopted ASU 2022-02, whereby we no longer recognize or account for TDRs. The loans previously classified as accrual TDRs are no longer considered nonperforming. We have adjusted prior periods to reflect this change in accounting.
(2) Nonperforming loans include nonaccrual loans and accrual loans greater than 90 days past due.

Deposits
Deposits represent our primary source of funds. We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. Total deposits increased by $0.2 billion to $6.0 billion at March 31, 2023, compared to December 31, 2022.
The following table sets forth the average balance amounts and the average rates paid on deposits held by us:

	For the three months ended March 31,
	2023		2022
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand deposit accounts	$1,768,381	—%	$1,566,088	—%
Interest-bearing deposit accounts:
Interest-bearing demand accounts	180,963	2.60%	181,812	0.21%
Savings accounts and money market accounts	2,766,469	0.80%	2,775,351	0.13%
NOW accounts	46,207	0.51%	41,208	0.29%
Certificate of deposit accounts	1,073,006	2.77%	317,948	0.65%
Total interest-bearing deposit accounts	4,066,645	1.39%	3,316,319	0.19%
Total deposits	$5,835,026	0.97%	$4,882,407	0.13%
As of March 31, 2023 and December 31, 2022, approximately $1.5 billion or 25.5% and $2.4 billion or 41.6%, respectively, of our deposit portfolio was uninsured and uncollateralized. The uninsured and uncollateralized amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.
Liquidity
Liquidity refers to our ability to maintain cash flow that is adequate to fund operations, support asset growth, maintain reserve requirements and meet present and future obligations of deposit withdrawals, lending obligations and other contractual obligations.
FirstSun (Parent Company)
FirstSun has routine funding requirements consisting primarily of operating expenses, debt service, and funds used for acquisitions. FirstSun can obtain funding to meet its obligations from dividends collected from its subsidiaries, primarily the Bank, and through the issuance of varying forms of debt. At March 31, 2023, FirstSun had available cash and cash equivalents of $14.1 million and debt outstanding of $84.4 million. Management believes FirstSun has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The Bank may declare dividends without prior regulatory approval that do not exceed the total of retained net income for the current year combined with its retained net income for the preceding two years, subject to maintenance of minimum capital requirements. Prior regulatory approval to pay dividends was not required in 2022 or 2023 and is not currently required. At March 31, 2023, the Bank could pay dividends to FirstSun of approximately $115.3 million without prior regulatory approval. During the three months ended March 31, 2023, the Bank paid a dividend of $20.0 million to FirstSun.
Bank
As more fully discussed in our 2022 Form 10-K, we continuously monitor our liquidity position and make adjustments to the balance between sources and uses of funds as we deem appropriate. At March 31, 2023, our liquid assets, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $346.9 million, or 4.6% of total assets, compared to $307.9 million, or 4.1% of total assets, at December 31, 2022. The increase in our liquid assets was primarily due to an increase in cash held at the Federal Reserve. Our available-for-sale securities at March 31, 2023 were $532.7 million, or 7.0% of total assets, compared to $537.0 million, or 7.2% of total assets, at December 31, 2022. Investment securities with an aggregate carrying value of $435.9 million and $428.7 million at March 31, 2023 and December 31, 2022, respectively, were pledged to secure public deposits and repurchase agreements. The increase in our pledged securities was primarily due to changes in public deposits and repurchase agreements.
The liability portion of our balance sheet serves as a primary source of liquidity. We plan to meet our future cash needs primarily through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At March 31, 2023, loans as a percentage of customer deposits were 101.1%, compared with

102.5% at December 31, 2022. For additional information related to our deposits, see Deposits section above. We are also a member of the FHLB, from which we can borrow for leverage or liquidity purposes. The FHLB requires that securities and qualifying loans be pledged to secure any advances. At March 31, 2023, we had $577.3 million in advances from the FHLB and a remaining credit availability of $480.4 million. In addition, we maintain a $6.0 million line with the Federal Reserve Bank’s discount window that is secured by certain loans from our loan portfolio, and have unused lines-of-credit with certain other financial institutions totaling $330.0 million as of March 31, 2023.
Management believes the Bank has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Capital
Stockholders’ equity at March 31, 2023 was $799.1 million, compared to $774.5 million at December 31, 2022, an increase of $24.5 million, or 3.2%. The increase in stockholders’ equity relates primarily to net income for the three months ended March 31, 2023.
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
The following table summarizes our material contractual obligations as of March 31, 2023. Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.

(In thousands)	Note Reference	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Deposits:
Deposits without a stated maturity	7	$4,753,605	$4,753,605	$—	$—	$—
Certificates of deposit	7	1,240,661	945,619	279,198	12,765	3,079
Securities sold under agreements to repurchase	8	31,645	31,645	—	—	—
Short-term debt:
FHLB LOC	9	577,285	577,285	—	—	—
Long-term debt:
Convertible notes payable	9	5,456	5,456	—	—	—
Subordinated debt	9	78,918	—	—	—	78,918
Operating leases	17	32,161	14,425	9,066	8,210	460
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to the discussion of market risks included in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the 2022 Form 10-K. There has been no material change in the types of market risks we face since December 31, 2022.
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

	% Change in Net Interest Income As of March 31,			% Change in Economic Value of Equity As of March 31,
Changes in Interest Rate (Basis Points)	2023	2022		2023	2022

+300	5.9%	22.1%		(10.6)%	(2.9)%
+200	3.9%	15.1%		(6.9)%	(1.6)%
+100	2.0%	7.7%		(2.9)%	(0.7)%
Base	—%	—%		—%	—%
-100	0.5%	(3.7)%		3.0%	(1.4)%
-200	(1.8)%	N/A	(1)	4.4%	N/A	(1)
-300	(7.2)%	N/A	(1)	4.5%	N/A	(1)
(1) Given the level of market interest rates, these scenarios were not considered to be meaningful as of March 31, 2022.

Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 15d-15(e)) as of March 31, 2023. Based on that evaluation, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
b.Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the three months ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in the 2022 Annual Report.
Item 5. Other Information
Pursuant to General Instruction B.3 to Form 8-K, we are providing the following information that would otherwise be reported pursuant to Item 5.07 of Form 8-K, “Submission of Matters to a Vote of Security Holders”:
On May 10, 2023, FirstSun held its 2023 Annual Meeting of Stockholders (the “Annual Meeting”), at which our stockholders voted on one proposal—the election of two Class III directors to serve a three-year term expiring at our annual meeting in 2026 and until their successors are duly elected and qualified.
The stockholders elected each of the Class III director nominees, and the result of the vote taken at the Annual Meeting was as follows:

	Votes For	Withheld Authority	Broker Non-Votes
Christopher C. Casciato	21,450,070	56,204	—
Paul A. Larkins	21,437,897	68,377	—

Item 6. Exhibits

Exhibit No.	Description

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of (Loss) Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTSUN CAPITAL BANCORP
(Registrant)
/s/ Neal E. Arnold

Date:	May 12, 2023
Neal E. Arnold
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Robert A. Cafera, Jr.

Date:	May 12, 2023
Robert A. Cafera, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)