Form 10-Q/A
period 2023-03-31
FIRSTSUN CAPITAL BANCORP
filed 2023-08-11
CIK 1709442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
FirstSun Capital Bancorp (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 12, 2023 (the “Quarterly Report”), solely for the purpose of filing revised certifications by the Company’s principal executive officer and principal financial officer, as Exhibits 31.1, 31.2, and 32.1 herewith, to correct an inadvertent reference to our annual report on Form 10-K rather than our quarterly report on Form 10-Q.
Except as described above, there are no other modifications or updates to the disclosures or exhibits presented in the Quarterly Report. Except as presented in this Amendment and except for Exhibits 31.1, 31.2, and 32.1 filed herewith, this Amendment does not reflect events occurring after the filing of the Quarterly Report or modify or update those disclosures. Accordingly, this Amendment should be read in conjunction with the Quarterly Report and the Company’s other filings with the SEC.

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

The following table present the amortized costs by segment of loans by risk category and origination date as of March 31, 2023:

	2023	2022	2021	2020	2019	Prior	Term Total	Revolving	Total
Commercial and industrial:
Pass	$162,090	$745,860	$345,908	$145,402	$53,297	$38,696	$1,491,253	$773,035	$2,264,288
Pass/Watch	685	20,343	2,636	2,427	583	3,880	30,554	2,023	32,577
Special Mention	737	15,769	32,256	722	733	2,354	52,571	7,837	60,408
Substandard - Accruing	160	23,793	10,818	4,954	2,343	3,875	45,943	5,145	51,088
Substandard - Nonaccrual	—	538	1,884	3,541	—	3,886	9,849	—	9,849
Doubtful	—	—	561	—	—	—	561	—	561
Total commercial and industrial	$163,672	$806,303	$394,063	$157,046	$56,956	$52,691	$1,630,731	$788,040	$2,418,771
Gross charge-offs	$—	$59	$—	$—	$—	$—	$59	$—	$59

Commercial real estate:
Non-owner occupied:
Pass	$6,913	$152,332	$118,258	$119,163	$94,647	$141,349	$632,662	$32,571	$665,233
Pass/Watch	—	—	—	—	—	29,709	29,709	—	29,709
Special Mention	—	—	—	—	—	7	7	—	7
Substandard - Accruing	—	—	2,924	—	—	9,966	12,890	—	12,890
Substandard - Nonaccrual	—	—	—	—	104	2,034	2,138	—	2,138
Total non-owner occupied	$6,913	$152,332	$121,182	$119,163	$94,751	$183,065	$677,406	$32,571	$709,977
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Owner occupied:
Pass	$37,799	$115,829	$149,207	$108,364	$62,745	$118,859	$592,803	$11,275	$604,078
Pass/Watch	1,378	204	—	1,445	1,465	8,076	12,568	1,650	14,218
Special Mention	—	—	2,291	2,019	1,850	3,918	10,078	—	10,078
Substandard - Accruing	—	—	3,858	7,123	8,951	6,874	26,806	—	26,806
Substandard - Nonaccrual	—	—	—	—	—	4,819	4,819	—	4,819
Total owner occupied	$39,177	$116,033	$155,356	$118,951	$75,011	$142,546	$647,074	$12,925	$659,999
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & land:
Pass	$17,522	$103,650	$94,855	$35,459	$13,094	$6,470	$271,050	$46,301	$317,351
Pass/Watch	—	—	1,420	—	—	18	1,438	—	1,438
Special Mention	—	582	—	624	—	—	1,206	—	1,206
Substandard - Nonaccrual	—	—	—	198	—	—	198	—	198
Total construction & land	$17,522	$104,232	$96,275	$36,281	$13,094	$6,488	$273,892	$46,301	$320,193
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily:
Pass	$4,091	$36,768	$36,561	$13,134	$6,139	$1,503	$98,196	$5,571	$103,767
Total multifamily	$4,091	$36,768	$36,561	$13,134	$6,139	$1,503	$98,196	$5,571	$103,767
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	2023	2022	2021	2020	2019	Prior	Term Total	Revolving	Total
Total commercial real estate:
Pass	$66,325	$408,579	$398,881	$276,120	$176,625	$268,181	$1,594,711	$95,718	$1,690,429
Pass/Watch	1,378	204	1,420	1,445	1,465	37,803	43,715	1,650	45,365
Special Mention	—	582	2,291	2,643	1,850	3,925	11,291	—	11,291
Substandard - Accruing	—	—	6,782	7,123	8,951	16,840	39,696	—	39,696
Substandard - Nonaccrual	—	—	—	198	104	6,853	7,155	—	7,155
Total commercial real estate:	$67,703	$409,365	$409,374	$287,529	$188,995	$333,602	$1,696,568	$97,368	$1,793,936
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate:
Pass	$39,960	$573,226	$104,686	$47,425	$44,940	$176,588	$986,825	$39,979	$1,026,804
Pass/Watch	—	1,573	69	—	567	3,250	5,459	—	5,459
Special Mention	—	—	—	—	259	1,508	1,767	—	1,767
Substandard - Accruing	—	—	—	—	—	132	132	—	132
Substandard - Nonaccrual	—	2,983	11	721	2,449	5,683	11,847	38	11,885
Total residential real estate	$39,960	$577,782	$104,766	$48,146	$48,215	$187,161	$1,006,030	$40,017	$1,046,047
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Public Finance:
Pass	$16,839	$12,488	$44,299	$169,871	$213,739	$140,614	$597,850	$—	$597,850
Total public finance	$16,839	$12,488	$44,299	$169,871	$213,739	$140,614	$597,850	$—	$597,850
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$764	$3,661	$6,606	$10,938	$4,265	$3,391	$29,625	$10,261	$39,886
Pass/Watch	—	68	171	105	198	227	769	50	819
Special Mention	—	—	—	10	—	—	10	—	10
Substandard - Accruing	7	—	—	15	—	—	22	1	23
Substandard - Nonaccrual	—	—	—	—	66	—	66	2	68
Total consumer	$771	$3,729	$6,777	$11,068	$4,529	$3,618	$30,492	$10,314	$40,806
Gross charge-offs	$—	$—	$11	$1	$3	$17	$32	$32	$64

Other:
Pass	$9	$13,550	$14,587	$3,184	$3,166	$10,469	$44,965	$109,537	$154,502
Pass/Watch	—	—	2,696	—	—	—	2,696	—	2,696
Substandard - Accruing	—	—	5,900	—	—	—	5,900	—	5,900
Substandard - Nonaccrual	—	—	467	—	—	—	467	—	467
Total other	$9	$13,550	$23,650	$3,184	$3,166	$10,469	$54,028	$109,537	$163,565
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans:
Pass	$285,987	$1,757,364	$914,967	$652,940	$496,032	$637,939	$4,745,229	$1,028,530	$5,773,759
Pass/Watch	2,063	22,188	6,992	3,977	2,813	45,160	83,193	3,723	86,916
Special Mention	737	16,351	34,547	3,375	2,842	7,787	65,639	7,837	73,476
Substandard - Accruing	167	23,793	23,500	12,092	11,294	20,847	91,693	5,146	96,839
Substandard - Nonaccrual	—	3,521	2,362	4,460	2,619	16,422	29,384	40	29,424
Doubtful	—	—	561	—	—	—	561	—	561
Total loans	$288,954	$1,823,217	$982,929	$676,844	$515,600	$728,155	$5,015,699	$1,045,276	$6,060,975
Gross charge-offs	$—	$59	$11	$1	$3	$17	$91	$32	$123

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

FIRSTSUN CAPITAL BANCORP
(Registrant)
/s/ Neal E. Arnold

Date:	August 11, 2023
Neal E. Arnold
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Robert A. Cafera, Jr.

Date:	August 11, 2023
Robert A. Cafera, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)