Form 10-Q
period 2023-06-30
FIRSTSUN CAPITAL BANCORP
filed 2023-08-11
CIK 1709442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 10, 2023, there were approximately 24,942,645 shares of the registrant’s common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical or current fact nor are they assurances of future performance and generally can be identified by the use of forward-looking terminology, such as “believe,” “expect,” “anticipate,” “intend,” “target,” “estimate,” “continue,” “positions,” “plan,” “predict,” “project,” “forecast,” “guidance,” “goal,” “objective,” “prospects,” “possible” or “potential,” by future conditional verbs such as “assume,” “will,” “would,” “should,” “could” or “may,” or by variations of such words or by similar expressions. These forward-looking statements include, but are not limited to, discussions of strategy, financial projections, guidance and estimates (including their underlying assumptions), statements regarding plans, objectives, expectations or consequences of various transactions or events, and statements about our future performance, operations, products and services (including statements related to our expected increase in the cost of funds, our expected decrease in mortgage banking revenues and related income, and our belief that sources of available liquidity are adequate to meet our current and expected liquidity needs). These forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time, are difficult to predict and are generally beyond our control and should be viewed with caution.
There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:
•the outcome (including judgments, costs, fines, reputational harm, inability to obtain necessary approvals and/or other negative effects) of pending or threatened litigation or of matters before or involving regulatory agencies, whether currently existing or commencing in the future;
•increased capital requirements, other regulatory requirements or enhanced regulatory supervision;
•potential fluctuations or unanticipated changes in the interest rate environment, including interest rate changes made by the Federal Reserve, replacements of LIBOR and replacement or reform of other interest rate benchmarks, as well as cash flow reassessments may reduce net interest margin and/or the volumes and values of loans made or held as well as the value of other financial assets;
•volatility in the allowance for credit losses resulting from the CECL methodology, either alone or as that may be affected by conditions affecting our business;
•any unanticipated or greater than anticipated adverse conditions in the national or local economies in which we operate;
•our loan concentration in industries or sectors that may experience unanticipated or greater than anticipated adverse conditions than other industries or sectors in the national or local economies in which we operate;
•competition from financial institutions and other financial service providers including non-bank financial technology providers and our ability to attract customers from other financial institutions;
•the risk that we may be required to make substantial expenditures to keep pace with regulatory initiatives and the rapid technological changes in the financial services market;
•our ability to attract and retain key employees;
•the potential effects of pandemics or public health conditions on the economic and business environments in which we operate, including the impact of actions taken by governmental authorities to address these situations, and the resulting effect of these items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
•changes in legislation, regulation, policies or administrative practices, whether by judicial, governmental or legislative action and other changes pertaining to banking, securities, taxation, rent regulation and housing, financial accounting and reporting, environmental protection and insurance and the ability to comply with such changes in a timely manner;
•risks with respect to our ability to identify and complete future mergers or acquisitions as well as our ability to successfully expand and integrate those businesses and operations that we acquire;
•the risks of expansion into new geographic or product markets;
•changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Federal Reserve;
•changes in accounting principles, policies, practices or guidelines;
•the potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as inflation and recessions, epidemics and pandemics (including COVID-19), war or terrorist activities (including the war in Ukraine), essential utility outages, climate change, deterioration in the global economy, instability in the credit markets, disruptions in our customers’ supply chains or disruption in transportation;
•other actions of the Federal Reserve and legislative and regulatory actions and reforms;
•the inability to manage strategic initiatives and/or organizational changes;

•cyber-security risks and the vulnerability of our network and online banking portals, and the systems or parties with whom we contract, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches that could adversely affect our business and financial performance or reputation;
•our reliance on third parties to provide key components of our business infrastructure and services required to operate our business;
•the availability of and access to capital; failures of internal controls and other risk management systems;
•losses due to fraudulent or negligent conduct of our customers, third-party service providers or employees; and
•limitations on our ability to declare and pay dividends and other distributions from our bank to our holding company, which could affect our holding company’s liquidity, including its ability to pay dividends to shareholders or take other capital actions;
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

Part I - Financial Information
Item 1. Financial Statements (Unaudited)

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Balance Sheets
As of

	(Unaudited)
(In thousands, except par and share amounts)	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$492,735	$343,526
Securities available-for-sale, at fair value	515,956	536,973
Securities held-to-maturity, fair value of $32,827 and $33,218, respectively	37,883	38,901
Loans held-for-sale, at fair value	56,350	57,323
Loans, net of allowance for credit losses of $77,362 and $65,917, respectively	6,077,728	5,845,915
Mortgage servicing rights, at fair value	78,390	74,097
Premises and equipment, net	84,483	87,079
Other real estate owned and foreclosed assets, net	10,139	6,358
Bank-owned life insurance	78,855	77,923
Restricted equity securities	46,364	50,215
Goodwill	93,483	93,483
Core deposits and other intangible assets, net	12,712	15,806
Accrued interest receivable	29,464	28,543
Deferred tax assets, net	48,006	48,355
Prepaid expenses and other assets	134,796	125,825
Total assets	$7,797,344	$7,430,322

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing accounts	$1,667,247	$1,820,490
Interest-bearing accounts	4,483,171	3,944,572
Total deposits	6,150,418	5,765,062
Securities sold under agreements to repurchase	32,861	36,721
Federal Home Loan Bank advances	570,585	643,885
Convertible notes payable, net	5,431	5,355
Subordinated debt, net	75,080	74,880
Accrued interest payable	13,542	5,798
Accrued expenses and other liabilities	125,792	124,085
Total liabilities	6,973,709	6,655,786

Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued or outstanding, respectively	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 24,941,468 and 24,920,984 shares issued; 24,941,468 and 24,920,984 shares outstanding, respectively	2	2
Additional paid-in capital	461,856	460,720
Retained earnings	408,276	357,797
Accumulated other comprehensive loss, net	(46,499)	(43,983)
Total stockholders’ equity	823,635	774,536
Total liabilities and stockholders’ equity	$7,797,344	$7,430,322
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Income and Comprehensive Income (Loss)
For the three and six months ended June 30,
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Interest income:
Interest and fee income on loans:
Taxable	$90,480	$53,749	$174,417	$90,640
Tax exempt	4,840	4,836	9,504	9,803
Interest and dividend income on securities:
Taxable	4,221	3,340	8,378	5,611
Tax exempt	6	(7)	13	(3)
Other interest income	2,485	1,310	4,623	1,838
Total interest income	102,032	63,228	196,935	107,889
Interest expense:
Interest expense on deposits	20,729	2,172	34,908	3,746
Interest expense on securities sold under agreements to repurchase	68	15	98	23
Interest expense on other borrowed funds	7,400	2,456	13,977	4,250
Total interest expense	28,197	4,643	48,983	8,019
Net interest income	73,835	58,585	147,952	99,870
Provision for credit losses	4,422	5,000	7,782	8,700
Net interest income after credit loss expense	69,413	53,585	140,170	91,170
Noninterest income:
Service charges on deposit accounts	5,358	4,379	10,373	8,304
Credit and debit card fees	3,057	2,990	6,038	5,405
Trust and investment advisory fees	1,478	1,909	2,939	3,856
Income from mortgage banking services, net	11,659	11,671	19,088	26,232
(Loss) gain on other real estate owned and foreclosed assets activity, net	—	(11)	—	9
Other noninterest income	2,738	1,364	4,783	2,189
Total noninterest income	24,290	22,302	43,221	45,995
Noninterest expense:
Salary and employee benefits	34,056	35,248	69,105	69,473
Occupancy and equipment	7,948	7,753	16,122	14,586
Amortization of intangible assets	2,050	935	3,094	1,262
Merger related expenses	—	18,448	—	18,751
Other noninterest expenses	13,989	13,284	25,988	24,063
Total noninterest expense	58,043	75,668	114,309	128,135
Income before income taxes	35,660	219	69,082	9,030
Provision (benefit) for income taxes	7,654	(211)	14,795	931
Net income	$28,006	$430	$54,287	$8,099
Other comprehensive income (loss), net of tax:
Loss on securities available-for-sale	(5,091)	(25,867)	(2,820)	(42,199)
Gain on fair value hedges of securities available-for-sale	988	1,098	304	1,098
Other comprehensive income (loss), net of tax	(4,103)	(24,769)	(2,516)	(41,101)
Comprehensive income (loss)	$23,903	$(24,339)	$51,771	$(33,002)

Earnings per share:
Net income available to common stockholders	$28,006	$430	$54,287	$8,099
Basic	$1.12	$0.02	$2.18	$0.38
Diluted	$1.11	$0.02	$2.14	$0.36
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the three months ended June 30,
(Unaudited)

(in thousands, except share amounts)	Issued shares of common stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
2023
Balance, beginning of period	24,924,023	$2	$461,174	$—	$380,270	$(42,396)	$799,050
Issuance of common stock on restricted stock grants	15,007	—	68	—	—	—	68
Stock option exercises	2,438	—	25	—	—	—	25
Share-based compensation, net of forfeitures	—	—	589	—	—	—	589
Net income	—	—	—	—	28,006	—	28,006
Other comprehensive loss	—	—	—	—	—	(4,103)	(4,103)
Balance, end of period	24,941,468	$2	$461,856	$—	$408,276	$(46,499)	$823,635

2022
Balance, beginning of period	19,903,342	$2	$262,071	$(38,148)	$306,284	$(14,668)	$515,541
Merger with Pioneer Bancshares, Inc. (issuance of treasury stock 1,557,054 shares)	4,910,412	—	197,946	38,148	—	—	236,094
Issuance of common stock on restricted stock grants	11,344	—	67	—	—	—	67
Stock option exercises	25,856	—	(208)	—	—	—	(208)
Share-based compensation, net of forfeitures	—	—	387	—	—	—	387
Net income	—	—	—	—	430	—	430
Other comprehensive loss	—	—	—	—	—	(24,769)	(24,769)
Balance, end of period	24,850,954	$2	$460,263	$—	$306,714	$(39,437)	$727,542
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the six months ended June 30,
(Unaudited)

(in thousands, except share amounts)	Issued shares of common stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
2023
Balance, beginning of period	24,920,984	$2	$460,720	$—	$357,797	$(43,983)	$774,536
Cumulative effect of accounting change (Note 1)	—	—	—	—	(3,808)	—	(3,808)
Adjusted beginning balance	24,920,984	2	460,720	—	353,989	(43,983)	770,728
Issuance of common stock on restricted stock grants	15,007	—	202	—	—	—	202
Stock option exercises	5,477	—	53	—	—	—	53
Share-based compensation, net of forfeitures	—	—	881	—	—	—	881
Net income	—	—	—	—	54,287	—	54,287
Other comprehensive income	—	—	—	—	—	(2,516)	(2,516)
Balance, end of period	24,941,468	$2	$461,856	$—	$408,276	$(46,499)	$823,635

2022
Balance, beginning of period	19,903,342	$2	$261,905	$(38,148)	$298,615	$1,664	$524,038
Merger with Pioneer Bancshares, Inc. (issuance of treasury stock 1,557,054 shares)	4,910,412	—	197,946	38,148	—	—	236,094
Issuance of common stock on restricted stock grants	11,344	—	67	—	—	—	67
Stock option exercises	25,856	—	(208)	—	—	—	(208)
Share-based compensation, net of forfeitures	—	—	553	—	—	—	553
Net income	—	—	—	—	8,099	—	8,099
Other comprehensive income	—	—	—	—	—	(41,101)	(41,101)
Balance, end of period	24,850,954	$2	$460,263	$—	$306,714	$(39,437)	$727,542
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Cash Flows
For the six months ended June 30,
(Unaudited)

(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$54,287	$8,099
Adjustments to reconcile income to net cash provided by operating activities:
Provision for credit losses	7,782	8,700
Depreciation	3,423	3,385
Deferred tax expense	54	—
Amortization of net premium on securities	523	1,226
Accretion of net discount on acquired loans	(1,695)	(1,104)
Net change in deferred loan origination fees and costs	(485)	1,689
Amortization of core deposits and other intangible assets	3,094	1,262
Amortization of software implementation costs	368	437
Amortization of premium on acquired deposits	(540)	(396)
Accretion of discount on subordinated debt	127	127
Amortization of issuance costs on subordinated debt	73	71
Accretion of discount on convertible notes payable	76	1,055
Accretion of discount (amortization of premium) on Federal Home Loan Bank advances	—	44
Increase in cash surrender value of bank-owned life insurance	(932)	(765)
Impairment of premises and equipment	—	720
Impairment of other real estate owned and foreclosed assets	285	21
Federal Home Loan Bank stock dividends	(1,158)	(136)
Share-based compensation expense	1,083	620
Decrease (increase) in fair value of mortgage servicing rights	651	(10,463)
Net loss on disposal of premises and equipment	17	84
Net gain on other real estate owned and foreclosed assets activity	—	(9)
Net gain on sales of loans held-for-sale	(2,217)	(9,990)
Origination of loans held-for-sale	(433,293)	(616,115)
Proceeds from sales of loans held-for-sale	431,540	663,522
Changes in operating assets and liabilities:
Lease right-of-use assets	(243)	—
Accrued interest receivable	(921)	(1,595)
Prepaid expenses and other assets	(10,213)	(18,504)
Accrued interest payable	7,744	(45)
Accrued expenses and other liabilities	3,740	747
Deferred tax assets	2,341	669
Net cash provided by (used in) operating activities	$65,511	$33,356
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Cash Flows (continued)
For the six months ended June 30,
(Unaudited)

(In thousands)	2023	2022
Cash flows from operating activities: (previous page)	$65,511	$33,356

Cash flows from investing activities:
Cash acquired in excess of cash paid in connection with Pioneer Merger	—	444,541
Proceeds from maturities of held-to-maturity securities	1,060	2,359
Purchases of available-for-sale securities	(1,757)	(66,606)
Proceeds from sale or maturities of available-for-sale securities	18,470	136,952
Loan originations, net of repayments	(245,914)	(540,552)
Purchases of premises and equipment	(1,211)	(1,058)
Proceeds from the sale of premises and equipment	45	2
Proceeds from sales of other real estate owned and foreclosed assets	—	713
Purchases of restricted equity securities	(18,529)	(10,575)
Proceeds from the sale or redemption of restricted equity securities	23,537	8,432
Purchase of other investments	(948)	—
Proceeds from the sale or redemption of other investments	158	500
Net cash used in investing activities	(225,089)	(25,292)

Cash flows from financing activities:
Net change in deposits	385,895	(113,611)
Net change in securities sold under agreements to repurchase	(3,861)	(21,255)
Proceeds from Federal Home Loan Bank advances	1,107,000	—
Repayments of Federal Home Loan Bank advances	(1,180,300)	(40,000)
Repayments of other borrowings	—	(15,217)
Proceeds from subordinated debt, net	—	24,466
Proceeds from issuance of common stock, net of issuance costs	53	(208)
Net cash provided by (used in) financing activities	308,787	(165,825)
Net increase (decrease) in cash and cash equivalents	149,209	(157,761)
Cash and cash equivalents, beginning of period	343,526	668,462
Cash and cash equivalents, end of period	$492,735	$510,701

Supplemental disclosures of cash flow information:
Interest paid on deposits	$26,034	$3,670
Interest paid on borrowed funds	$18,120	$4,557
Cash paid for income taxes, net	$30,905	$10,276
Non-cash investing and financing activities:
Assets acquired from Merger with Pioneer Bancshares, Inc.	$—	$1,085,506
Liabilities assumed from Merger with Pioneer Bancshares, Inc.	$—	$1,354,387
Net change in unrealized loss on available-for-sale securities and unrealized gain on fair value hedges of securities available-for-sale	$(3,736)	$(54,470)
Loan charge-offs	$920	$2,112
Premises and equipment transferred to other real estate owned and foreclosed assets	$—	$338
Loans transferred to other real estate owned and foreclosed assets	$4,065	$291
Premises and equipment transferred (from) to other assets	$(331)	$64
Mortgage servicing rights resulting from sale or securitization of mortgage loans	$4,944	$8,192
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
These consolidated financial statements in this Quarterly Report on Form 10-Q do not include all of the information and footnotes required by U.S. GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the SEC. These interim financial statements are unaudited, and include, in our opinion, all adjustments necessary for a fair statement of the results for the periods indicated, which are not necessarily indicative of results which may be expected for the full year. Certain prior period amounts have been reclassified to conform to the current presentation. These unaudited consolidated financial statements and notes should be read in conjunction with FirstSun’s audited consolidated financial statements and footnotes thereto for the year ended December 31, 2022, included in the 2022 Annual Report.
Business Combination - On April 1, 2022, FirstSun completed its acquisition of Pioneer Bancshares, Inc. (“Pioneer”). Pursuant to the terms of the merger agreement, each Pioneer shareholder received 1.0443 shares of FirstSun common stock, for each share of Pioneer common stock owned by the shareholder, with cash paid in lieu of fractional shares. Each outstanding share of FirstSun common stock remained outstanding and was unaffected by the merger. Further information is presented in Note 2 - Merger with Pioneer Bancshares, Inc.
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
Risks and Uncertainties - In the normal course of business, companies in the banking and mortgage industries encounter certain economic and regulatory risks. Economic risks include credit risk, interest rate risk, liquidity risk, prepayment risk, and market risk. Credit risk is the risk of default that may result from the borrowers’ inability or unwillingness to make contractually required payments. We are subject to interest rate risk to the extent that in a rising interest rate environment we may experience a decrease in loan production, as well as decreases in the value of mortgage loans held-for-sale and in commitments to originate loans, which may adversely impact our earnings. Rising interest rates may also increase the cost of our borrowings to fund our operations. Risks related to liquidity are heightened in the current environment due to competition for deposits, customers withdrawing deposits in order to maintain maximum levels of deposit insurance and recent bank failures in early 2023.
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
For available-for-sale debt securities in an unrealized loss position, management first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. Any previously recognized allowance for credit losses (“ACL”) should be written off and the write-down in excess of such ACL would be recorded through a charge to the provision for credit losses. For available-for-sale debt securities that do not meet the aforementioned criteria, management evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the cash position of the issuer and its cash and capital generation capacity, which could increase or diminish the issuer’s ability to repay its bond obligations, the extent to which the fair value is less than the amortized cost basis, any adverse change to the credit conditions and liquidity of the issuer, taking into consideration the latest information about the financial condition of the issuer, credit ratings, the failure of the issuer to make scheduled principal or interest payments, recent legislation and government actions affecting the issuer’s industry, and actions taken by the issuer to deal with the economic climate. Management also takes into consideration changes in the near-term prospects of the underlying collateral of a security, if any, such as changes in default rates, loss severity given default, and significant changes in prepayment assumptions and the level of cash flow generated from the underlying collateral, if any, supporting the principal and interest payments on the debt securities. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and management records an ACL for the credit loss, limited to the amount by which the fair value is less than the amortized cost basis. Management recognizes in accumulated other comprehensive income/loss (“AOCI”) any impairment that has not been recorded through an ACL, net of tax. Non-credit-related impairments result from other factors, including changes in interest rates.
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
Acquired loans that are classified as PCD are recognized at fair value, which includes any premiums or discounts resulting from the difference between the initial amortized cost basis and the par value. Premiums and non-credit loss related discounts are amortized or accreted into interest income over the remaining life of the loan using the interest method. Unlike non-PCD loans, the initial ACL for PCD loans is established through an adjustment to the acquired loan balance and not through a charge to the provision for credit losses in the period in which the loans are acquired. At acquisition, the ACL for PCD loans, which represents the fair value credit discount, is determined using a discounted cash flow method that considers the probability of default and loss-given default used in the Bank’s ACL methodology. Characteristics of PCD loans include the following: delinquency, payment history since origination, credit scores migration and/or other factors the Bank may become aware of through its initial analysis of acquired loans that may indicate there has been a more than insignificant deterioration in credit quality since a loan’s origination.
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
NOTE 2 - Merger with Pioneer Bancshares, Inc.
As described under the title “Business Combination” in Note 1 - Organization and Basis of Presentation, we completed our acquisition of Pioneer on April 1, 2022. We accounted for the Pioneer merger under the acquisition method in accordance with ASC Topic 805, Business Combinations. Accordingly, the purchase price was allocated to the fair value of the assets acquired, including identifiable intangible assets, and the liabilities assumed as of the closing date of the merger. Goodwill resulting from the difference between the fair value of the assets acquired and the fair value of the liabilities assumed is not amortizable for book or tax purposes. This goodwill resulted from the combination of expected operational synergies, the increase in our market share in Texas and other factors. Although the merger was nontaxable, the merger gave rise to certain temporary differences for which deferred taxes have been recognized. The results of operations for the Pioneer acquisition have been included in our consolidated financial results beginning on the April 1, 2022 closing date.
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
Fair Value
We recorded the estimated fair value of assets acquired and liabilities assumed based on valuations at April 1, 2022. The determination of estimated fair value required management to make assumptions related to discount rates, expected future cash flows, market conditions and other future events that are subjective in nature and may require adjustments.

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

(Unaudited) Pro forma for the six months ended June 30,
2022
Net interest income	$110,021
Provision for loan losses	7,850
Net interest income after provision for loan losses	102,171
Noninterest income	47,422
Noninterest expenses	118,316
Income before income taxes	31,277
Provision for income taxes	5,599
Net income	$25,678
Earnings per share:
Net income available to common stockholders	$25,678
Basic	$0.84
Diluted	$0.86
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

NOTE 3 - Securities
The amortized cost, gross unrealized gains and losses, and fair values of available-for-sale and held-to-maturity debt securities by type follows as of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2023
Available-for-sale:
U.S. treasury	$61,989	$—	$(5,120)	$56,869
U.S. agency	2,264	—	(36)	2,228
Obligations of states and political subdivisions	29,973	—	(4,237)	25,736
Mortgage backed - residential	122,828	1	(15,593)	107,236
Collateralized mortgage obligations	215,095	—	(22,524)	192,571
Mortgage backed - commercial	131,860	—	(15,597)	116,263
Other debt	16,783	—	(1,730)	15,053
Total available-for-sale	$580,792	$1	$(64,837)	$515,956
Held-to-maturity:
Obligations of states and political subdivisions	$25,459	$1	$(4,099)	$21,361
Mortgage backed - residential	8,116	2	(656)	7,462
Collateralized mortgage obligations	4,308	—	(304)	4,004
Total held-to-maturity	$37,883	$3	$(5,059)	$32,827
December 31, 2022
Available-for-sale:
U.S. treasury	$62,010	$—	$(5,361)	$56,649
U.S. agency	2,881	—	(47)	2,834
Obligations of states and political subdivisions	29,897	—	(4,998)	24,899
Mortgage backed - residential	129,955	6	(13,826)	116,135
Collateralized mortgage obligations	225,559	—	(21,294)	204,265
Mortgage backed - commercial	130,997	—	(13,661)	117,336
Other debt	16,774	—	(1,919)	14,855
Total available-for-sale	$598,073	$6	$(61,106)	$536,973
Held-to-maturity:
Obligations of states and political subdivisions	$25,378	$5	$(4,891)	$20,492
Mortgage backed - residential	8,705	4	(511)	8,198
Collateralized mortgage obligations	4,818	—	(290)	4,528
Total held-to-maturity	$38,901	$9	$(5,692)	$33,218
There was no allowance for credit losses related to our investment securities as of June 30, 2023.
As of June 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Fair value and unrealized losses on debt securities by type and length of time in a continuous unrealized loss position without an allowance for credit losses were as follows:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Number of Securities
June 30, 2023
Available-for-sale:
U.S. treasury	$—	$—	$56,869	$(5,120)	$56,869	$(5,120)	10
U.S. agency	—	—	2,228	(36)	2,228	(36)	7
Obligations of states and political subdivisions	—	—	25,267	(4,237)	25,267	(4,237)	18
Mortgage backed - residential	1,291	(100)	105,607	(15,493)	106,898	(15,593)	85
Collateralized mortgage obligations	16,293	(1,007)	176,278	(21,517)	192,571	(22,524)	66
Mortgage backed - commercial	1,742	(15)	114,521	(15,582)	116,263	(15,597)	23
Other debt	—	—	15,053	(1,730)	15,053	(1,730)	9
Total available-for-sale	$19,326	$(1,122)	$495,823	$(63,715)	$515,149	$(64,837)	218
Held-to-maturity:
Obligations of states and political subdivisions	$—	$—	$21,026	$(4,099)	$21,026	$(4,099)	8
Mortgage backed - residential	—	—	7,291	(656)	7,291	(656)	10
Collateralized mortgage obligations	—	—	4,004	(304)	4,004	(304)	5
Total held-to-maturity	$—	$—	$32,321	$(5,059)	$32,321	$(5,059)	23

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Number of Securities
December 31, 2022
Available-for-sale:
U.S. treasury	$25,702	$(967)	$30,947	$(4,394)	$56,649	$(5,361)	10
U.S. agency	—	—	2,834	(47)	2,834	(47)	7
Obligations of states and political subdivisions	21,676	(3,784)	2,753	(1,214)	24,429	(4,998)	18
Mortgage backed - residential	51,921	(2,939)	63,691	(10,887)	115,612	(13,826)	87
Collateralized mortgage obligations	111,360	(4,631)	92,905	(16,663)	204,265	(21,294)	66
Mortgage backed - commercial	70,710	(6,475)	46,626	(7,186)	117,336	(13,661)	22
Other debt	14,855	(1,919)	—	—	14,855	(1,919)	9
Total available-for-sale	$296,224	$(20,715)	$239,756	$(40,391)	$535,980	$(61,106)	219
Held-to-maturity:
Obligations of states and political subdivisions	$20,153	$(4,891)	$—	$—	$20,153	$(4,891)	8
Mortgage backed - residential	7,993	(511)	—	—	7,993	(511)	10
Collateralized mortgage obligations	4,127	(275)	401	(15)	4,528	(290)	5
Total held-to-maturity	$32,273	$(5,677)	$401	$(15)	$32,674	$(5,692)	23

We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. We do not have plans to sell any of the available-for-sale debt securities with unrealized losses as of June 30, 2023, and we believe it is more likely than not that we would not be required to sell such available-for-sale debt securities before recovery of their amortized cost.
We continue to monitor unrealized loss positions for potential credit impairments. During the six months ended June 30, 2023, there were no credit impairments related to our investment securities.
The amortized cost and fair value of our debt securities by contractual maturity as of June 30, 2023 are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or earlier redemptions that may occur.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due within 1 year	$18,497	$18,107
Due after 1 year through 5 years	42,198	39,135
Due after 5 years through 10 years	163,870	145,002
Due after 10 years	356,227	313,712
Total available-for-sale	$580,792	$515,956
Held-to-maturity:
Due after 1 year through 5 years	$1,066	$1,028
Due after 5 years through 10 years	778	744
Due after 10 years	36,039	31,055
Total held-to-maturity	$37,883	$32,827
Securities with a carrying value of $380,093 and $428,721 were pledged to secure public deposits, securities sold under agreements to repurchase and borrowed funds at June 30, 2023 and December 31, 2022, respectively.
There were no proceeds from sales and calls of securities for the three and six months ended June 30, 2023. There were proceeds from sales and calls of securities for the three and six months ended June 30, 2022 of $81,016. No gain or loss was recognized for the three and six months ended June 30, 2022 as the securities sold were acquired at fair value on April 1, 2022 in the Pioneer merger and were sold on April 5, 2022.

NOTE 4 - Loans
Loans held-for-investment by portfolio type consist of the following as of:

	June 30, 2023	December 31, 2022
Commercial and industrial	$2,474,531	$2,310,929
Commercial real estate:
Non-owner occupied	723,365	779,546
Owner occupied	643,191	636,272
Construction and land	316,399	327,817
Multifamily	100,464	102,068
Total commercial real estate	1,783,419	1,845,703
Residential real estate	1,082,991	1,003,931
Public finance	611,748	590,284
Consumer	39,909	42,588
Other	162,492	118,397
Total loans	$6,155,090	$5,911,832
Allowance for credit losses	(77,362)	(65,917)
Loans, net of allowance for credit losses	$6,077,728	$5,845,915
As of June 30, 2023 and December 31, 2022, we had net deferred fees, costs, premiums and discounts of $15,019 and $17,101, respectively, on our loan portfolio.
Accrued interest receivable on loans totaled $27,465 and $26,494 at June 30, 2023 and December 31, 2022, respectively, and is included in accrued interest receivable in the accompanying consolidated balance sheets.
The following table presents the activity in the allowance for credit losses by portfolio type for the three months ended June 30,:

	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Public Finance	Consumer	Other	Total
2023
Allowance for credit losses:
Balance, beginning of period	$28,545	$24,186	$14,165	$5,549	$676	$1,338	$74,459
Provision (benefit) for credit losses	5,343	(2,588)	773	(43)	225	(90)	3,620
Loans charged off	(729)	—	—	—	(68)	—	(797)
Recoveries	38	—	21	—	21	—	80
Balance, end of period	$33,197	$21,598	$14,959	$5,506	$854	$1,248	$77,362
2022
Allowance for credit losses:
Balance, beginning of period	$33,009	$14,566	$997	$1,611	$233	$93	$50,509
Provision for (benefit from) credit losses	(303)	3,784	1,422	(73)	116	54	5,000
Loans charged off	(947)	—	(98)	—	(38)	—	(1,083)
Recoveries	1,546	1	97	—	7	—	1,651
Balance, end of period	$33,305	$18,351	$2,418	$1,538	$318	$147	$56,077

The following table presents the activity in the allowance for credit losses by portfolio type for the six months ended June 30,:

	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Public Finance	Consumer	Other	Total
2023
Allowance for credit losses:
Balance, beginning of period	$40,785	$19,754	$2,963	$1,664	$352	$399	$65,917
Impact of adopting ASC 326	(13,583)	3,867	10,256	3,890	249	577	5,256
Provision (benefit) for credit losses	6,689	(2,026)	1,719	(48)	354	272	6,960
Loans charged off	(788)	—	—	—	(132)	—	(920)
Recoveries	94	3	21	—	31	—	149
Balance, end of period	$33,197	$21,598	$14,959	$5,506	$854	$1,248	$77,362
2022
Allowance for credit losses:
Balance, beginning of period	$31,622	$13,198	$836	$1,544	$235	$112	$47,547
Provision (benefit) for credit losses	1,910	5,152	1,485	(6)	124	35	8,700
Loans charged off	(1,950)	—	(98)	—	(64)	—	(2,112)
Recoveries	1,723	1	195	—	23	—	1,942
Balance, end of period	$33,305	$18,351	$2,418	$1,538	$318	$147	$56,077
We determine the allowance for credit losses estimate on at least a quarterly basis.
As of June 30, 2023 and December 31, 2022, we had an allowance for credit losses on unfunded commitments of $1,919 and $1,313, respectively. For the three months ended June 30, 2023 we recorded a provision for credit losses on unfunded commitments of $802; there was no provision for credit losses on unfunded commitments for the three months ended June 30, 2022. For the six months ended June 30, 2023 and 2022 we recorded a provision for credit losses on unfunded commitments of $822 and $125, respectively.

The following table presents our loan portfolio aging analysis as of:

	Loans Not Past Due	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans Greater than 90 Days Past Due, Still Accruing	Nonaccrual	Total
June 30, 2023
Commercial and industrial	$2,438,328	$955	$1,070	$—	$34,178	$2,474,531
Commercial real estate:
Non-owner occupied	718,562	780	—	—	4,023	723,365
Owner occupied	635,395	—	—	—	7,796	643,191
Construction and land	311,446	—	—	—	4,953	316,399
Multifamily	100,464	—	—	—	—	100,464
Total commercial real estate	1,765,867	780	—	—	16,772	1,783,419
Residential real estate	1,063,855	1,415	1,364	19	16,338	1,082,991
Public Finance	611,748	—	—	—	—	611,748
Consumer	39,775	17	30	—	87	39,909
Other	159,538	2,508	—	—	446	162,492
Total loans	$6,079,111	$5,675	$2,464	$19	$67,821	$6,155,090
December 31, 2022
Commercial and industrial	$2,298,207	$2,409	$819	$—	$9,494	$2,310,929
Commercial real estate:
Non-owner occupied	773,042	4,356	—	—	2,148	779,546
Owner occupied	630,335	—	—	—	5,937	636,272
Construction and land	324,888	2,632	99	—	198	327,817
Multifamily	102,068	—	—	—	—	102,068
Total commercial real estate	1,830,333	6,988	99	—	8,283	1,845,703
Residential real estate	974,450	17,231	1,524	98	10,628	1,003,931
Public Finance	590,284	—	—	—	—	590,284
Consumer	42,434	58	3	—	93	42,588
Other	117,926	—	—	—	471	118,397
Total loans	$5,853,634	$26,686	$2,445	$98	$28,969	$5,911,832
Interest income recorded on nonperforming loans was not material for the three and six months ended June 30, 2023 and 2022.
Credit risk monitoring and management is a continuous process to manage the quality of the loan portfolio. We segment loans into risk categories based on relevant borrower risk profile information, including the ability of borrowers to service their debt based on current financial information, historical payment experience, credit documentation, public information and current economic trends among other factors. The risk rating system is used as a tool to analyze and monitor movements in loan portfolio quality.

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

The following table present the amortized cost by segment of loans by risk category and origination date as of June 30, 2023:

	2023	2022	2021	2020	2019	Prior	Term Total	Revolving	Total
Commercial and industrial:
Pass	$298,843	$629,602	$315,686	$132,497	$47,452	$34,547	$1,458,627	$800,730	$2,259,357
Pass/Watch	948	12,627	8,210	3,110	704	3,640	29,239	25,819	55,058
Special Mention	2,716	50,431	33,333	707	708	2,283	90,178	6,398	96,576
Substandard - Accruing	491	2,544	9,519	6,819	2,112	3,778	25,263	4,099	29,362
Substandard - Nonaccrual	—	531	10,891	5,585	722	3,606	21,335	12,500	33,835
Doubtful	37	—	306	—	—	—	343	—	343
Total commercial and industrial	$303,035	$695,735	$377,945	$148,718	$51,698	$47,854	$1,624,985	$849,546	$2,474,531
Gross charge-offs	$—	$59	$—	$—	$—	$729	$788	$—	$788

Commercial real estate:
Non-owner occupied:
Pass	$56,777	$120,593	$132,211	$116,058	$92,647	$141,459	$659,745	$22,648	$682,393
Pass/Watch	—	—	—	—	—	25,097	25,097	—	25,097
Special Mention	—	—	—	—	—	4,907	4,907	—	4,907
Substandard - Accruing	—	—	1,969	—	—	4,976	6,945	—	6,945
Substandard - Nonaccrual	—	—	—	—	105	3,918	4,023	—	4,023
Total non-owner occupied	$56,777	$120,593	$134,180	$116,058	$92,752	$180,357	$700,717	$22,648	$723,365
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Owner occupied:
Pass	$59,556	$113,041	$144,057	$102,838	$61,929	$100,796	$582,217	$7,241	$589,458
Pass/Watch	609	1,111	1,005	1,436	1,462	7,729	13,352	1,639	14,991
Special Mention	—	—	1,633	2,003	1,845	4,578	10,059	—	10,059
Substandard - Accruing	334	466	4,503	6,873	1,869	6,842	20,887	—	20,887
Substandard - Nonaccrual	—	—	—	—	7,018	778	7,796	—	7,796
Total owner occupied	$60,499	$114,618	$151,198	$113,150	$74,123	$120,723	$634,311	$8,880	$643,191
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & land:
Pass	$27,825	$132,258	$84,791	$28,883	$8,290	$6,115	$288,162	$20,642	$308,804
Pass/Watch	—	—	—	—	—	17	17	—	17
Special Mention	—	—	1,407	641	—	—	2,048	—	2,048
Substandard - Accruing	—	577	—	—	—	—	577	—	577
Substandard - Nonaccrual	—	350	4,415	188	—	—	4,953	—	4,953
Total construction & land	$27,825	$133,185	$90,613	$29,712	$8,290	$6,132	$295,757	$20,642	$316,399
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily:
Pass	$2,322	$35,789	$36,495	$13,052	$6,033	$1,201	$94,892	$5,572	$100,464
Total multifamily	$2,322	$35,789	$36,495	$13,052	$6,033	$1,201	$94,892	$5,572	$100,464
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	2023	2022	2021	2020	2019	Prior	Term Total	Revolving	Total
Total commercial real estate:
Pass	$146,480	$401,681	$397,554	$260,831	$168,899	$249,571	$1,625,016	$56,103	$1,681,119
Pass/Watch	609	1,111	1,005	1,436	1,462	32,843	38,466	1,639	40,105
Special Mention	—	—	3,040	2,644	1,845	9,485	17,014	—	17,014
Substandard - Accruing	334	1,043	6,472	6,873	1,869	11,818	28,409	—	28,409
Substandard - Nonaccrual	—	350	4,415	188	7,123	4,696	16,772	—	16,772
Total commercial real estate:	$147,423	$404,185	$412,486	$271,972	$181,198	$308,413	$1,725,677	$57,742	$1,783,419
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate:
Pass	$93,610	$556,873	$111,646	$43,442	$43,335	$165,637	$1,014,543	$40,614	$1,055,157
Pass/Watch	205	4,355	29	—	414	3,986	8,989	—	8,989
Special Mention	—	—	—	—	257	1,493	1,750	—	1,750
Substandard - Accruing	631	—	—	—	—	126	757	—	757
Substandard - Nonaccrual	—	4,194	—	2,202	3,051	6,854	16,301	37	16,338
Total residential real estate	$94,446	$565,422	$111,675	$45,644	$47,057	$178,096	$1,042,340	$40,651	$1,082,991
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Public Finance:
Pass	$31,602	$12,457	$44,308	$168,647	$212,855	$138,915	$608,784	$2,964	$611,748
Total public finance	$31,602	$12,457	$44,308	$168,647	$212,855	$138,915	$608,784	$2,964	$611,748
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$1,470	$2,973	$6,269	$10,342	$3,938	$3,164	$28,156	$10,930	$39,086
Pass/Watch	—	64	125	105	192	165	651	49	700
Special Mention	15	—	—	8	—	—	23	—	23
Substandard - Accruing	6	—	—	7	—	—	13	—	13
Substandard - Nonaccrual	—	—	1	—	66	20	87	—	87
Total consumer	$1,491	$3,037	$6,395	$10,462	$4,196	$3,349	$28,930	$10,979	$39,909
Gross charge-offs	$—	$—	$11	$1	$3	$85	$100	$32	$132

Other:
Pass	$672	$13,917	$14,194	$2,998	$3,001	$10,376	$45,158	$108,801	$153,959
Pass/Watch	—	—	2,575	—	—	—	2,575	—	2,575
Substandard - Accruing	—	—	5,512	—	—	—	5,512	—	5,512
Substandard - Nonaccrual	—	—	446	—	—	—	446	—	446
Total other	$672	$13,917	$22,727	$2,998	$3,001	$10,376	$53,691	$108,801	$162,492
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans:
Pass	$572,677	$1,617,503	$889,657	$618,757	$479,480	$602,210	$4,780,284	$1,020,142	$5,800,426
Pass/Watch	1,762	18,157	11,944	4,651	2,772	40,634	79,920	27,507	107,427
Special Mention	2,731	50,431	36,373	3,359	2,810	13,261	108,965	6,398	115,363
Substandard - Accruing	1,462	3,587	21,503	13,699	3,981	15,722	59,954	4,099	64,053
Substandard - Nonaccrual	—	5,075	15,753	7,975	10,962	15,176	54,941	12,537	67,478
Doubtful	37	—	306	—	—	—	343	—	343
Total loans	$578,669	$1,694,753	$975,536	$648,441	$500,005	$687,003	$5,084,407	$1,070,683	$6,155,090
Gross charge-offs	$—	$59	$11	$1	$3	$814	$888	$32	$920

The following table presents the credit risk profile of our loan portfolio based on our rating categories as of December 31, 2022, which is prior to the adoption of ASU 2016-13 on January 1, 2023 and continue to be reported under ASC 310, Receivables. For a description of these risk ratings, please see our 2022 Annual Report. Amounts are presented at unpaid principal balance.

	Non-Classified	Classified	Total
Commercial and industrial	$2,969,786	$55,288	$3,025,074
Commercial real estate	1,715,415	37,945	1,753,360
Residential real estate	1,096,108	10,685	1,106,793
Consumer	43,592	114	43,706
Total loans	$5,824,901	$104,032	$5,928,933
The following table presents information about collateral dependent loans that were individually evaluated for purposes of determining the ACL as of:

	Collateral Dependent Loans With Allowance		Collateral Dependent Loans With No Related Allowance	Total Collateral Dependent Loans
	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
June 30, 2023
Commercial & industrial	$30,875	$3,941	$3,303	$34,178	$3,941
Commercial real estate:
Non-owner occupied	105	30	3,919	4,024	30
Owner occupied	7,630	754	166	7,796	754
Construction and land	—	—	4,953	4,953	—
Total commercial real estate	7,735	784	9,038	16,773	784
Residential real estate	1,192	44	15,146	16,338	44
Consumer	87	87	—	87	87
Other	—	—	446	446	—
Total loans	$39,889	$4,856	$27,933	$67,822	$4,856
December 31, 2022
Commercial & industrial	$6,330	$1,101	$3,164	$9,494	$1,101
Commercial real estate:
Non-owner occupied	115	36	2,033	2,148	36
Owner occupied	681	153	5,256	5,937	153
Construction and land	—	—	198	198	—
Total commercial real estate	796	189	7,487	8,283	189
Residential real estate	836	34	9,779	10,615	34
Consumer	91	88	—	91	88
Other	—	—	475	475	—
Total loans	$8,053	$1,412	$20,905	$28,958	$1,412
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
During the three and six months ended June 30, 2023 and 2022, no loans received a material modification based on borrower financial difficulty.
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
The unpaid principal loan balance of our servicing portfolio is presented in the following table as of:

	June 30, 2023	December 31, 2022
Federal National Mortgage Association	$2,484,667	$2,517,434
Federal Home Loan Mortgage Corporation	1,697,816	1,630,403
Government National Mortgage Association	1,027,438	916,455
Federal Home Loan Bank	106,752	111,699
Other	1,299	1,413
Total	$5,317,972	$5,177,404
The activity of MSRs carried at fair value is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Balance, beginning of period	$73,424	$60,481	$74,097	$47,392
Additions:
Servicing resulting from transfers of financial assets	2,897	3,668	4,944	8,192
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	3,846	4,049	2,678	14,872
Changes in fair value due to pay-offs, pay-downs, and runoff	(1,777)	(2,151)	(3,329)	(4,409)
Balance, end of period	$78,390	$66,047	$78,390	$66,047

The following represents the weighted-average key assumptions used to estimate the fair value of MSRs as of:

	June 30, 2023	December 31, 2022	June 30, 2022
Discount rate	11.19%	9.85%	9.42%
Total prepayment speeds	7.56%	7.40%	7.97%
Cost of servicing each loan	$89/per loan	$88/per loan	$87/per loan
Total servicing and ancillary fees earned from the mortgage servicing portfolio is presented in the following table:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Servicing fees	$3,684	$3,477	$7,306	$6,696
Late and ancillary fees	169	52	354	141
Total	$3,853	$3,529	$7,660	$6,837
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

The components of our banking derivative financial instruments consisted of the following as of:

	Number of Transactions	Expiration Dates	Outstanding Notional	Estimated Fair Value
June 30, 2023
Derivative financial instruments designated as hedging instruments:
Assets:
Interest Rate Products	32	2028-2036	$199,887	$15,879
Derivative financial instruments not designated as hedging instruments:
Assets:
Interest Rate Products	46	2023-2037	$401,161	$24,917
Other	1	2025	$14,638	$14
Liabilities:
Interest Rate Products	46	2023-2037	$401,161	$24,741
December 31, 2022
Derivative financial instruments designated as hedging instruments:
Assets:
Interest Rate Products	32	2028-2036	$201,906	$15,636
Derivative financial instruments not designated as hedging instruments:
Assets:
Interest Rate Products	41	2024-2037	$338,770	$24,615
Other	1	2025	$14,638	$—
Liabilities:
Interest Rate Products	41	2024-2037	$338,770	$24,242
We recorded gains and losses on banking derivative assets and liabilities as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Recorded gain on banking derivative assets	$7,605	$5,260	$5,045	$15,069
Recorded (loss) gain on banking derivative liabilities	$(7,487)	$(4,960)	$(5,231)	$(14,324)
For the three months ended June 30, 2023 and 2022, our banking derivative financial instruments not designated as hedging instruments generated fee income of $502 and $789, respectively. For the six months ended June 30, 2023 and 2022 our banking derivative financial instruments not designated as hedging instruments generated fee income of $968, and $802, respectively.
The carrying amount of hedged loans receivable as of June 30, 2023 and December 31, 2022 was $180,397 and $181,377, respectively. The cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged loans receivable as of June 30, 2023 and December 31, 2022 was $(12,594) and $(12,752), respectively.
The carrying amount of hedged securities available-for-sale as of June 30, 2023 and December 31, 2022 was $36,835 and $35,869, respectively. The cumulative amount of fair value hedging adjustment, net of tax included in other comprehensive income (loss) as of June 30, 2023 and December 31, 2022 was $2,478, and $2,174, respectively.

Credit-risk-related Contingent Features:
We have agreements with each of our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations.
We also have agreements with our derivative counterparties that contain a provision where if we fail to maintain our status as a well-capitalized institution, then our derivative counterparties have the right but not the obligation to terminate existing swaps. As of June 30, 2023 and December 31, 2022, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $25,379 and $24,677, respectively. As of June 30, 2023 and December 31, 2022, we have minimum collateral posting thresholds with our derivative counterparties and have posted collateral of $9,190 and $8,790, respectively. If we had breached any of these provisions at June 30, 2023, we could have been required to settle our obligations under the agreements at their termination value of $25,379.
Mortgage Banking Derivative Financial Instruments:
The components of our mortgage banking derivative financial instruments consisted of the following as of:

	Expiration Dates	Outstanding Notional	Estimated Fair Value
June 30, 2023
Derivative financial instruments
Assets:
Futures	2023	$23,400	$31
Interest rate lock commitments (IRLC)	2023	$—	$—
Forward MBS trades	2023	$87,000	$354
Liabilities:
Interest rate lock commitments (IRLC)	2023	$58,158	$101
December 31, 2022
Derivative financial instruments
Assets:
Forward MBS trades	2023	$85,000	$36
Liabilities:
Forward MBS trades	2023	$21,800	$225
Interest rate lock commitments (IRLC)	2023	$52,533	$60
We recorded gains and losses on mortgage banking derivative assets and liabilities as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Recorded (loss) gain on mortgage banking derivative assets	$(1,154)	$(3,565)	$(304)	$1,912
Recorded gain (loss) on mortgage banking derivative liabilities	$495	$(1,520)	$(40)	$(14,096)

NOTE 7 - Deposits
The composition of our deposits is as follows as of:

	June 30, 2023	December 31, 2022
Noninterest-bearing demand deposit accounts	$1,667,247	$1,820,490
Interest-bearing deposit accounts:
Interest-bearing demand accounts	379,779	212,357
Savings accounts and money market accounts	2,441,349	2,759,969
NOW accounts	48,270	50,224
Certificate of deposit accounts:
Less than $100	783,159	241,322
$100 through $250	455,254	270,790
Greater than $250	375,360	409,910
Total interest-bearing deposit accounts	4,483,171	3,944,572
Total deposits	$6,150,418	$5,765,062
The following table summarizes the interest expense incurred on our deposits:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Interest-bearing deposit accounts:
Interest-bearing demand accounts	$2,045	$190	$3,220	$284
Savings accounts and money market accounts	6,365	1,305	11,878	2,236
NOW accounts	79	39	138	69
Certificate of deposit accounts	12,240	638	19,672	1,157
Total interest-bearing deposit accounts	$20,729	$2,172	$34,908	$3,746
The remaining maturity on certificate of deposit accounts is as follows as of:

June 30, 2023
Remainder of 2023	$574,330
2024	910,138
2025	110,916
2026	9,773
2027	4,204
2028	1,518
Thereafter	2,894
Total certificate of deposit accounts	$1,613,773

NOTE 8 - Securities Sold Under Agreements to Repurchase
Information concerning securities sold under agreements to repurchase is as follows as of and for the periods ended:

	June 30, 2023	December 31, 2022
Amount outstanding at period-end	$32,861	$36,721
Average daily balance during the period	$31,683	$54,335
Average interest rate during the period	0.66%	0.27%
Maximum month-end balance during the period	$40,432	$70,838
Weighted average interest rate at period-end	0.79%	0.42%
At June 30, 2023 and December 31, 2022, such agreements were secured by investment and mortgage-related securities with an approximate carrying amount of $41,978 and $48,931, respectively. Pledged securities are maintained by safekeeping agents at the direction of the Bank. Our agreements to repurchase generally mature daily, and are considered to be in an overnight and continuous position.
NOTE 9 - Debt
FHLB advances
The following is a breakdown of our FHLB advances and other borrowings outstanding as of:

	June 30, 2023		December 31, 2022
	Amount	Rate	Amount	Rate
Variable rate line-of-credit advance	$570,585	5.23%	$643,885	4.48%
The advances were collateralized by $1,696,107 and $1,630,939 of loans pledged to the FHLB as of June 30, 2023 and December 31, 2022, respectively.
As of June 30, 2023 and December 31, 2022, the Bank had total borrowing capacity with the FHLB that is based on qualified collateral lending values of $1,240,134 and $1,139,356, respectively. Our additional borrowing availability with the FHLB at June 30, 2023 was $525,385. These borrowings can be in the form of additional term advances or a line-of-credit.
FRB advances
We also had a $2,766,895 line-of-credit with the FRB. The agreement bears interest at the Fed Funds target rate plus 0.50% and is secured by $3,420,501 of investment securities and loans pledged to the FRB as collateral. No amounts were drawn on the line-of-credit as of June 30, 2023.
Other borrowings
We have lines-of-credit with certain other financial institutions totaling $280,000 as of June 30, 2023. No amounts were drawn on these lines-of-credit at June 30, 2023.
Convertible Notes Payable
As of June 30, 2023 and December 31, 2022, we have issued a total of $5,456, respectively, of convertible notes with a maturity date of August 31, 2023. The annual interest rate on these convertible notes is 3.29% with quarterly interest payments. With respect to conversion, each $1 (in thousands) principal amount of the convertible notes can be converted to 15.6717 shares of Parent Company common stock at any time until maturity.
As of and for the periods ended June 30, 2023 and December 31, 2022, the debt discount on the convertible notes was $25 and $101, respectively. The related accretion for the three months ended June 30, 2023 and 2022 was $38 and $529, respectively. The related accretion for the six months ended June 30, 2023 and 2022 was $76 and $1,055, respectively.

Subordinated Debt

Subordinated Notes - 2020
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
Trust preferred securities
We have issued $9,279 in trust preferred securities through a special-purpose trust, New Mexico Banquest Capital Trust I (“NMBCT I”). In addition, we have issued $4,640 in trust preferred securities through a special purpose trust, New Mexico Banquest Capital Trust II (“NMBCT II”, and together with NMBCT I, collectively referred to as “NMBCT Trusts”). Interest is payable quarterly at a rate of three-month LIBOR (which was amended to three-month term SOFR as of June 30, 2023) plus 3.35% (8.51% and 4.35% as of June 30, 2023 and 2022, respectively) for the trust preferred securities issued through NMBCT I and at a rate of three-month LIBOR (which was amended to three-month term SOFR as of June 30, 2023) plus 2.00% (7.39% and 3.50% as of June 30, 2023 and 2022, respectively) for the trust preferred securities issued through NMBCT II.
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
The following table sets forth the computation of basic and diluted earnings per share of common stock:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Net income applicable to common stockholders	$28,006	$430	$54,287	$8,099
Weighted Average Shares
Weighted average common shares outstanding	24,933,664	24,760,282	24,928,485	21,570,924
Effect of dilutive securities
Stock-based awards	272,695	698,029	440,217	624,890
Convertible notes payable	—	—	—	—
Weighted average diluted common shares	25,206,359	25,458,311	25,368,702	22,195,814
Earnings per common share
Basic earnings per common share	$1.12	$0.02	$2.18	$0.38
Effect of dilutive securities
Stock-based awards	(0.01)	—	(0.04)	(0.02)
Diluted earnings per common share	$1.11	$0.02	$2.14	$0.36
Shares of common stock not considered in computing diluted earnings per share because they were antidilutive were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Stock-based awards	4,445	26,249	—	54,157
Convertible notes payable	85,500	66,344	85,500	66,344

NOTE 11 - Accumulated Other Comprehensive Income (Loss)
The following table sets forth the components in accumulated other comprehensive income (loss):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Securities available-for-sale:
Balance, beginning of period	$(43,886)	$(14,668)	$(46,157)	$1,664
Unrealized loss	(6,742)	(34,242)	(3,736)	(55,860)
Income tax effect	1,651	8,375	916	13,661
Net unrealized loss	(5,091)	(25,867)	(2,820)	(42,199)
Balance, end of period	$(48,977)	$(40,535)	$(48,977)	$(40,535)

Fair value hedges of securities available-for-sale:
Balance, beginning of period	$1,490	$—	$2,174	$—
Unrealized gain	1,309	1,390	403	1,390
Income tax effect	(321)	(292)	(99)	(292)
Net unrealized gain	988	1,098	304	1,098
Balance, end of period	$2,478	$1,098	$2,478	$1,098
NOTE 12 - Stockholders’ Equity
Equity Incentive Plans:

2017 Equity Incentive Plan
The 2017 Equity Incentive Plan (the “2017 Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock and other stock awards to its employees, directors and consultants for up to 1,977,292 shares of FirstSun common stock in the aggregate.
The following table presents stock options outstanding at June 30, 2023. There were no exercises, grants or forfeitures during the three or six months ended June 30, 2023:

	Shares	Weighted-Average Exercise Price, per Share	Weighted-Average Remaining Contractual Term (years)
June 30, 2023
Outstanding, end of period	1,307,915	$20.23	4.76
Options vested or expected to vest	1,307,915	$20.23
Options exercisable, end of period	1,261,539	$20.11	4.68
At June 30, 2023, there was $362 of total unrecognized compensation cost related to non-vested stock options. The unrecognized compensation cost at June 30, 2023 is expected to be recognized over the following two years. At June 30, 2023 and December 31, 2022, the intrinsic value of the stock options was $6,215 and $21,216, respectively.
2021 Equity Incentive Plan
The FirstSun Capital Bancorp 2021 Equity Incentive Plan (the “2021 Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock and other stock awards to its employees, directors and consultants for up to 2,476,571 shares of FirstSun common stock in the aggregate. Additionally, we established the FirstSun Capital Bancorp Long-Term Incentive Plan (“LTIP”), which became effective April 1, 2022. The LTIP is intended to qualify as a “top-hat” plan under ERISA that is unfunded and provides benefits only to a select group of management or highly compensated employees of FirstSun or the Bank.

In May 2022, we issued 11,344 shares of restricted stock that were fully vested in May 2023. In May 2023, we issued 15,007 shares of restricted stock that will fully vest in May 2024. At June 30, 2023, there was $337 of total unrecognized compensation cost related to the non-vested restricted stock.
In May 2023, we issued performance-based restricted stock under the LTIP that, subject to the achievement of performance conditions, will fully vest in April 2026. At June 30, 2023, we determined it is probable that 100,373 shares will be issued based upon the probability that the performance conditions will be achieved. At June 30, 2023, there was $2,576 of total unrecognized compensation cost related to the non-vested restricted stock granted on these probable shares.
In May 2022, we issued performance-based restricted stock under the LTIP that, subject to the achievement of performance conditions, will fully vest in April 2025. At June 30, 2023, we determined it is probable that 68,881 shares will be issued based upon the probability that the performance conditions will be achieved. At June 30, 2023, there was $1,430 of total unrecognized compensation cost related to the non-vested restricted stock granted on these probable shares.
Acquired Equity Incentive Plans
In conjunction with the Pioneer acquisition, we assumed certain options that had been granted under Pioneer’s option plans. All assumed options were fully vested and exercisable. No further options will be granted under the Pioneer plans.

	Shares	Weighted-Average Exercise Price, per Share	Weighted-Average Remaining Contractual Term (years)
June 30, 2023
Outstanding, beginning of period	165,491	$23.34
Options assumed from Pioneer Bancshares, Inc.	—	—
Exercised	(4,176)	16.82
Forfeited	(5,220)	18.63
Outstanding, vested, and exercisable, end of period	156,095	$23.67	4.83
At June 30, 2023 and December 31, 2022, the intrinsic value of the stock options was $204 and $2,263, respectively.
For the three months ended June 30, 2023 and 2022, we recorded total compensation cost from the 2017 and 2021 Plans of $657 and $454, respectively. For the six months ended June 30, 2023 and 2022, we recorded total compensation cost from the 2017 and 2021 Plans of $1,083 and $620, respectively.
NOTE 13 - Income Taxes
The provision for income taxes in interim periods requires us to make a best estimate of the effective tax rate expected to be applicable for the full year, adjusted for any discrete items for the applicable period. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes.
The provision for income tax is summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Provision (benefit) for income taxes	$7,654	$(211)	$14,795	$931
Effective tax provision (benefit) rate	21.5%	(96.3)%	21.4%	10.3%
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
The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. As of June 30, 2023, both the Parent Company and the Bank met all capital adequacy requirements to which they were subject.
Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of June 30, 2023 and December 31, 2022, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.
Actual and required capital amounts for the Parent Company are as follows as of:

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2023
Total risk-based capital to risk-weighted assets:	$896,992	12.52%	$573,355	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$745,487	10.40%	$430,016	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$745,487	10.40%	$322,512	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$745,487	10.00%	$298,150	4.00%	N/A	N/A
December 31, 2022
Total risk-based capital to risk-weighted assets:	$829,712	11.99%	$553,440	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$687,602	9.94%	$415,080	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$687,602	9.94%	$311,310	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$687,602	9.71%	$283,353	4.00%	N/A	N/A

Actual and required capital amounts for the Bank are as follows as of:

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2023
Total risk-based capital to risk-weighted assets:	$859,787	12.04%	$571,431	8.00%	$714,289	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$783,362	10.97%	$428,573	6.00%	$571,431	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$783,362	10.97%	$321,430	4.50%	$464,288	6.50%
Tier 1 leverage capital to average assets:	$783,362	10.53%	$297,609	4.00%	$372,011	5.00%
December 31, 2022
Total risk-based capital to risk-weighted assets:	$815,335	11.81%	$552,237	8.00%	$690,296	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$748,105	10.84%	$414,177	6.00%	$552,237	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$748,105	10.84%	$310,633	4.50%	$448,692	6.50%
Tier 1 leverage capital to average assets:	$748,105	10.56%	$283,245	4.00%	$354,056	5.00%

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

The following table sets forth our assets and liabilities measured at fair value on a recurring basis as of:

	Level 1	Level 2	Level 3
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total Estimated Fair Value
June 30, 2023
Available-for-sale securities	$56,869	$459,087	$—	$515,956
Loans held-for-sale	—	56,350	—	56,350
Mortgage servicing rights	—	—	78,390	78,390
Derivative financial instruments - assets	—	41,195	—	41,195
Derivative financial instruments - liabilities	—	(24,842)	—	(24,842)
Total	$56,869	$531,790	$78,390	$667,049

December 31, 2022
Available-for-sale securities	$56,649	$480,324	$—	$536,973
Loans held-for-sale	—	57,323	—	57,323
Mortgage servicing rights	—	—	74,097	74,097
Derivative financial instruments - assets	—	40,287	—	40,287
Derivative financial instruments - liabilities	—	(24,527)	—	(24,527)
Total	$56,649	$553,407	$74,097	$684,153
For further details on our Level 3 inputs related to MSRs, see Note 5 - Mortgage Servicing Rights.
The following table presents a reconciliation for our Level 3 assets measured at fair value on a recurring basis:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Balance, beginning of period	$73,424	$60,481	$74,097	$47,392
Total gains (losses) included in earnings	2,069	1,898	(651)	10,463
Purchases, issuances, sales and settlements:
Issuances	2,897	3,668	4,944	8,192
Balance, end of period	$78,390	$66,047	$78,390	$66,047

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

	Level 3
	June 30, 2023	December 31, 2022
Collateral dependent loans:
Commercial and industrial	$26,934	$5,229
Commercial real estate	6,951	607
Residential real estate	1,148	802
Consumer	—	3
Total collateral dependent loans	$35,033	$6,641
Other real estate owned and foreclosed assets, net:
Commercial real estate	$8,079	$5,391
Residential real estate	2,060	967
Total other real estate owned and foreclosed assets, net:	$10,139	$6,358
The fair value of the financial assets in the table above utilize the market approach valuation technique, with discount adjustments for differences between comparable sales.

Fair value of financial instruments not carried at fair value:
The carrying amounts and estimated fair values of financial instruments not carried at fair value are as follows as of:

		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
June 30, 2023
Assets:
Cash and cash equivalents	$492,735	$492,735	$492,735	$—	$—
Securities held-to-maturity	37,883	32,827	—	32,827	—
Loans (excluding collateral dependent loans at fair value)	6,120,057	5,994,987	—	—	5,994,987
Restricted equity securities	46,364	46,364	—	46,364	—
Accrued interest receivable	29,464	29,464	—	1,999	27,465

Liabilities:
Deposits (excluding demand deposits)	$4,103,392	$4,084,567	$—	$4,084,567	$—
Securities sold under agreements to repurchase	32,861	32,861	—	32,861	—
FHLB advances	570,585	570,585	—	570,585	—
Convertible notes payable, net	5,431	5,388	—	5,388	—
Subordinated debt, net	75,080	70,841	—	70,841	—
Accrued interest payable	13,542	13,542	—	13,542	—
December 31, 2022
Assets:
Cash and cash equivalents	$343,526	$343,526	$343,526	$—	$—
Securities held-to-maturity	38,901	33,218	—	33,218	—
Loans (excluding impaired loans)	5,871,274	5,756,197	—	—	5,756,197
Restricted equity securities	50,215	50,215	—	50,215	—
Accrued interest receivable	28,543	28,543	—	2,049	26,494

Liabilities:
Deposits (excluding demand deposits)	$3,732,215	$3,696,438	$—	$3,696,438	$—
Securities sold under agreements to repurchase	36,721	36,721	—	36,721	—
FHLB advances	643,885	643,885	—	643,885	—
Convertible notes payable, net	5,355	5,329	—	5,329	—
Subordinated debt, net	74,880	71,618	—	71,618	—
Accrued interest payable	5,798	5,798	—	5,798	—
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
Significant segment totals are reconciled to the financial statements as follows for the three months ended June 30,:

	Banking	Mortgage Operations	Corporate	Total Segments
2023
Summary of Operations
Net interest income (loss)	$73,626	$1,479	$(1,270)	$73,835

Provision (benefit) for credit losses	3,649	773	—	4,422

Noninterest income:
Service charges on deposit accounts	5,358	—	—	5,358
Credit and debit card fees	3,056	1	—	3,057
Trust and investment advisory fees	1,478	—	—	1,478
Income from mortgage banking services, net	(412)	12,071	—	11,659
Other noninterest income	2,738	—	—	2,738
Total noninterest income	12,218	12,072	—	24,290

Noninterest expense:
Salary and employee benefits	26,182	7,252	622	34,056
Occupancy and equipment	7,232	671	45	7,948
Other noninterest expenses	11,887	3,826	326	16,039
Total noninterest expense	45,301	11,749	993	58,043

Income (loss) before income taxes	$36,894	$1,029	$(2,263)	$35,660

Other Information
Depreciation expense	$1,654	$59	$—	$1,713
Identifiable assets	$6,886,328	$843,483	$67,533	$7,797,344

	Banking	Mortgage Operations	Corporate	Total Segments
2022
Summary of Operations
Net interest income	$58,164	$2,060	$(1,639)	$58,585

Provision for (benefit from) credit losses	3,823	1,177	—	5,000

Noninterest income:
Service charges on deposit accounts	4,379	—	—	4,379
Credit and debit card fees	2,990	—	—	2,990
Trust and investment advisory fees	1,909	—	—	1,909
Income from mortgage banking services, net	(291)	11,962	—	11,671
Other noninterest income	1,354	(1)	—	1,353
Total noninterest income	10,341	11,961	—	22,302

Noninterest expense:
Salary and employee benefits	23,951	10,518	779	35,248
Occupancy	6,891	861	1	7,753
Other noninterest expenses	27,171	3,953	1,543	32,667
Total noninterest expense	58,013	15,332	2,323	75,668

Income (loss) before income taxes	$6,669	$(2,488)	$(3,962)	$219

Other Information
Depreciation expense	$1,861	$110	$—	$1,971
Identifiable assets	$6,361,838	$661,307	$37,547	$7,060,692

Significant segment totals are reconciled to the financial statements as follows for the six months ended June 30,:

	Banking	Mortgage Operations	Corporate	Total Segments
2023
Summary of Operations
Net interest income (loss)	$147,112	$3,361	$(2,521)	$147,952

Provision for credit losses	6,063	1,719	—	7,782

Noninterest income:
Service charges on deposit accounts	10,373	—	—	10,373
Credit and debit card fees	6,037	1	—	6,038
Trust and investment advisory fees	2,939	—	—	2,939
Income from mortgage banking services, net	(600)	19,688	—	19,088
Other noninterest income	4,783	—	—	4,783
Total noninterest income	23,532	19,689	—	43,221

Noninterest expense:
Salary and employee benefits	53,966	14,024	1,115	69,105
Occupancy and equipment	14,656	1,381	85	16,122
Other noninterest expenses	20,303	7,335	1,444	29,082
Total noninterest expense	88,925	22,740	2,644	114,309

Income (loss) before income taxes	$75,656	$(1,409)	$(5,165)	$69,082

Other Information
Depreciation expense	$3,303	$120	$—	$3,423
Identifiable assets	$6,886,328	$843,483	$67,533	$7,797,344

	Banking	Mortgage Operations	Corporate	Total Segments
2022
Summary of Operations
Net interest income	$99,447	$3,701	$(3,278)	$99,870

Provision for (benefit from) credit losses	6,630	2,070	—	8,700

Noninterest income:
Service charges on deposit accounts	8,304	—	—	8,304
Credit and debit card fees	5,405	—	—	5,405
Trust and investment advisory fees	3,856	—	—	3,856
Income from mortgage banking services, net	(1,271)	27,503	—	26,232
Other noninterest income	2,207	(9)	—	2,198
Total noninterest income	18,501	27,494	—	45,995

Noninterest expense:
Salary and employee benefits	46,670	21,932	871	69,473
Occupancy	12,747	1,838	1	14,586
Other noninterest expenses	35,057	7,125	1,894	44,076
Total noninterest expense	94,474	30,895	2,766	128,135

Income (loss) before income taxes	$16,844	$(1,770)	$(6,044)	$9,030

Other Information
Depreciation expense	$3,172	$213	$—	$3,385
Identifiable assets	$6,361,838	$661,307	$37,547	$7,060,692

NOTE 17 - Commitments and Contingencies
Commitments
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
Undistributed portion of committed loans and unused lines of credit
Loan commitments are agreements to lend to a customer as long as there is no customer violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee. As of June 30, 2023 and December 31, 2022, commitments included the funding of fixed-rate loans totaling $187,688 and $218,309 and variable-rate loans totaling $1,737,593 and $1,727,246, respectively. The fixed-rate loan commitments have interest rates ranging from 1.00% to 18.00% at June 30, 2023 and December 31, 2022, and maturities ranging from 1 month to 20 years at June 30, 2023 and from 1 month to 15 years at December 31, 2022.
Standby letters of credit
Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since many of the loan commitments and letters of credit expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, owner occupied real estate, and/or income-producing commercial properties. As of June 30, 2023 and December 31, 2022, our standby letters of credit commitment totaled $15,947 and $17,426, respectively.
MPF Master Commitments
The Bank has previously executed MPF Master Commitments (Commitments) with the FHLB to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB’s first loss account for mortgages delivered under the Commitments. The Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to manage the credit risk of the MPF Program mortgage loans. As of June 30, 2023 and December 31, 2022, the Bank considered the amount of any of its liability for the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments to be immaterial, and has not recorded a liability and offsetting receivable. As of June 30, 2023 and December 31, 2022, the maximum potential amount of future payments that the Bank would have been required to make under the Commitments was $3,860, respectively. Under the Commitments, the Bank agrees to service the loans and therefore, is responsible for any necessary foreclosure proceedings. Any future recoveries on any losses would not be paid by the FHLB under the Commitments. The Bank has not experienced any material losses under these guarantees.
Contingencies
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

Litigation
Overdraft Fee Litigation
On September 13, 2021, Samantha Besser filed a putative class action amended complaint against the Bank in the United States District Court for the District of Colorado. The amended complaint alleges that the Bank improperly charged multiple insufficient funds or overdraft fees. Plaintiff seeks unspecified restitution, actual and statutory damages, costs, attorneys’ fees, pre-judgment interest, and other relief as the Court deems proper. On September 27, 2021, the Bank filed a motion to dismiss the amended complaint. The motion to dismiss has been fully pled and is before the Court for decision. At this time, the Bank is unable to reasonably estimate the final outcome of this litigation.
Wire Transfer Litigation
On November 5, 2021, urban-gro, Inc. (“UGI”) filed a complaint against the Bank in the Boulder County, Colorado District Court. The complaint alleged that the Bank negligently failed to follow contractual, internal, and industry-standard procedures with respect to six wire transfers, totaling approximately $5.1 million, from UGI’s deposit account at the Bank. The Bank denied UGI’s claims and filed various counterclaims against UGI, including negligence. The Bank and UGI consummated a Settlement and Release agreement, resulting in the March 29, 2023 dismissal of all claims in the lawsuit and no material financial impact to the Bank.
Check Fraud Litigation
Rodeo Electrical Services, Inc. and its owner (“RESI”) filed a civil action against the Bank on June 23, 2020 in the Santa Fe County, New Mexico District Court. The Complaint alleges the bank conspired with or otherwise aided a former RESI employee’s embezzlement of approximately $400,000 from RESI. The complaint seeks compensatory, exemplary, statutory, and punitive damages, as well as payment of RESI’s legal fees and expenses. The Bank’s position is that RESI’s claims against the Bank are legally barred by their failure to timely notify the Bank of transaction activity associated with the embezzlement scheme. The Bank’s motion for relief from the May 5, 2023 default judgment is before the Court for decision. The case has been scheduled for a jury trial commencing on January 8, 2024. At this time, the Bank is unable to reasonably estimate the final outcome of this litigation.
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

	June 30, 2023	December 31, 2022
ROU asset on leased property, gross	$35,416	$35,212
Accumulated amortization	(9,408)	(6,808)
ROU asset, net (included in Prepaid expenses and other assets in our consolidated balance sheets)	$26,008	$28,404
Lease liability (Included in Accrued expenses and other liabilities in our consolidated balance sheets)	$28,629	$31,267
Weighted Average Remaining Life - Operating Leases	5.62	5.92
Weighted Average Rate - Operating Leases	1.91%	1.81%
The following table reconciles future undiscounted lease payments due under non-cancelable operating leases to the aggregate operating lessee lease liability as of June 30, 2023:

Remainder of 2023	$7,412
2024	6,593
2025	5,000
2026	3,134
2027	2,347
2028	5,423
Thereafter	342
Total undiscounted operating lease liability	30,251
Imputed interest	1,622
Total operating lease liability included in the accompanying balance sheet	$28,629
Total lease expense for three months ended June 30, 2023 and 2022 was $1,847 and $2,006, respectively. Total lease expense for the six months ended June 30, 2023 and 2022 was $3,745 and $3,776, respectively. The components of total lease expense for the periods ended June 30, 2023 was as follows:

	For the three months ended June 30,	For the six months ended June 30,
	2023	2023
Operating leases	$1,886	$3,755
Short-term leases	54	100
Sublease income	(93)	(110)
Net lease expense	$1,847	$3,745
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
We offer a full range of relationship-focused services to meet our clients’ personal, business and wealth management financial objectives, with a branch network in Texas, Kansas, Colorado, New Mexico, and Arizona and mortgage capabilities in 43 states. Our product lines include commercial and industrial loans, commercial real estate loans, residential mortgage, public finance and other consumer loans, and a variety of commercial and consumer deposit products, including noninterest-bearing accounts, interest-bearing demand products, savings accounts, money market accounts and certificates of deposit. We also offer wealth management and trust products including personal trust and agency accounts, employee benefit and retirement related trust and agency accounts, investment management and advisory agency accounts, and foundation and endowment trust and agency accounts. We also offer online banking and bill payment services, online cash management, safe deposit box rentals, debit card and ATM card services and the availability of a network of ATMs for our customers.
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
Vendor Incident
As disclosed in our Form 8-K filed on July 14, 2023, on or about May 31, 2023, we were informed by a third-party vendor of a zero-day vulnerability in the vendor’s managed file transfer software MOVEit (the “ Vendor Incident”). The Bank utilizes MOVEit for securely transferring sensitive and confidential information and other data, including for its First National 1870 and Guardian Mortgage divisions. We are in the process of evaluating the full scope of the costs and impact of the Vendor Incident, however we do not expect the costs to have a material impact to the Company’s future consolidated financial statements.
Pandemic Update
Although the impacts of the COVID-19 pandemic to our business are diminishing, there remains many uncertainties related to COVID-19 including, among other things, the ongoing impact to our customers, employees and vendors; the impact to the financial services and banking industry; and the impact to the economy as a whole including rising interest rates and inflation.

Financial Summary
Second Quarter 2023 Highlights:
•Net income of $28.0 million, $1.11 per diluted share
•Net interest margin of 4.24%
•Return on average total assets of 1.49%
•Return on average stockholders’ equity of 13.54%
•Average deposit growth of 9.7% annualized
•Loan growth of 6.2% annualized
•24.8% noninterest income to total revenue
Net income totaled $28.0 million, or $1.11 per diluted share, for the second quarter of 2023, compared to $0.4 million, or $0.02 per diluted share, for the second quarter of 2022. The return on average assets was 1.49% for the second quarter of 2023, compared to 0.02% for the second quarter of 2022, and the return on average equity was 13.54% for the second quarter of 2023, compared to 0.23% for the second quarter of 2022.
Net income, return on average assets and return on average equity were reduced in 2022 by merger-related expenses and the provision for loan losses related to certain non-impaired loans acquired from Pioneer at a premium upon the closing of the merger. The reduction to net income, return on average assets and return on average equity for the second quarter of 2022, resulting from the aggregate of merger-related expenses and the provision for loan losses related to certain non-impaired loans acquired from Pioneer at a premium, were $16.8 million, 0.94%, and 8.96% respectively.
Net income totaled $54.3 million, or $2.14 per diluted share, for the six months ended June 30, 2023, compared to $8.1 million, or $0.36 per diluted share, for the same period in 2022. The return on average assets was 1.46% for the six months ended June 30, 2023, compared to 0.25% for the same period in 2022, and the return on average equity was 13.46% for the six months ended June 30, 2023, compared to 2.54% for the same period in 2022.
Net income, return on average assets and return on average equity were reduced in 2022 by merger-related expenses and the provision for loan losses related to certain non-impaired loans acquired from Pioneer at a premium upon the closing of the merger. The reduction to net income, return on average assets and return on average equity for the six months ended June 30, 2022, resulting from the aggregate of merger-related expenses and the provision for loan losses related to certain non-impaired loans acquired from Pioneer at a premium, were $17.0 million, 0.53%, and 5.35% respectively.

The following table sets forth certain summary financial and other information of FirstSun:

	For the three months ended June 30,		For the six months ended June 30,		For the year ended December 31,
($ in thousands, except share and per share amounts)	2023	2022	2023	2022	2022
Income Statement:
Net interest income	$73,835	$58,585	$147,952	$99,870	$241,632
Taxable equivalent adjustment	1,288	1,284	2,530	2,605	5,059
Net interest income - fully tax equivalent ("FTE") basis (non-GAAP) (3)	$75,123	$59,869	$150,482	$102,475	$246,691
Provision for credit losses	$4,422	$5,000	$7,782	$8,700	$18,050
Noninterest income	$24,290	$22,302	$43,221	$45,995	$89,566
Noninterest expense	$58,043	$75,668	$114,309	$128,135	$239,126
Net income	$28,006	$430	$54,287	$8,099	$59,182
Per Common Share Data:
Weighted average diluted common shares	25,206,359	25,458,311	25,368,702	22,195,814	23,838,471
Net income (basic)	$1.12	$0.02	$2.18	$0.38	$2.55
Net income (diluted)	$1.11	$0.02	$2.14	$0.36	$2.48
Cash dividends	$—	$—	$—	$—	$—
Dividend payout ratio	—%	—%	—%	—%	—%
Book value	$33.02	$29.28	$33.02	$29.28	$31.08
Tangible common book value (non-GAAP) (3)	$28.76	$24.76	$28.76	$24.76	$26.69
Performance Ratios:
Return on average total assets	1.49%	0.02%	1.46%	0.25%	0.88%
Return on average stockholders' equity	13.54%	0.23%	13.46%	2.54%	8.55%
Return on tangible common stockholders' equity (non-GAAP) (3)	16.52%	0.76%	15.81%	2.96%	9.40%
Return on average tangible common stockholders' equity (non-GAAP) (3)	16.46%	0.74%	16.24%	3.25%	10.45%
Net interest margin	4.24%	3.56%	4.31%	3.34%	3.87%
Efficiency ratio (1)	59.15%	93.55%	59.79%	87.84%	72.20%
Net charge-offs (recoveries) to average loans outstanding	0.05%	(0.04)%	0.03%	0.01%	(0.01)%
Allowance for credit losses to loans	1.26%	1.04%	1.26%	1.04%	1.12%
Nonperforming loans to total loans (2)	1.10%	0.55%	1.10%	0.55%	0.49%
Balance Sheet:
Total loans, excluding loans held-for-sale	$6,155,090	$5,387,928	$6,155,090	$5,387,928	$5,911,832
Total assets	$7,797,344	$7,060,692	$7,797,344	$7,060,692	$7,430,322
Total deposits	$6,150,418	$5,933,022	$6,150,418	$5,933,022	$5,765,062
Total borrowed funds	$651,096	$239,927	$651,096	$239,927	$724,120
Total stockholders' equity	$823,635	$727,542	$823,635	$727,542	$774,536
Capital Ratios:
Total risk-based capital to risk-weighted assets	12.52%	11.60%	12.52%	11.60%	11.99%
Tier 1 risk-based capital to risk-weighted assets	10.40%	9.59%	10.40%	9.59%	9.94%
Common Equity Tier 1 (CET 1) to risk-weighted assets	10.40%	9.59%	10.40%	9.59%	9.94%
Tier 1 leverage capital to average assets	10.00%	8.89%	10.00%	8.89%	9.71%
Average stockholders' equity to average total assets	11.00%	10.45%	10.88%	9.92%	10.28%
Tangible common stockholders' equity to tangible assets (non-GAAP) (3)	9.33%	8.86%	9.33%	8.86%	9.09%
Nonfinancial Data:
Full-time equivalent employees	1,121	1,144	1,121	1,144	1,149
Banking branches	69	72	69	72	72
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

Non-GAAP Financial Measures and Reconciliations
The non-GAAP financial measures presented below are used by our management and our Board of Directors on a regular basis in addition to our GAAP results to facilitate the assessment of our financial performance. Management believes these non-GAAP financial measures enhance an investor’s understanding of our financial results by providing a meaningful basis for period-to-period comparisons, assisting in operating results analysis, and predicting future performance. This information supplements our GAAP reported results, and should not be viewed in isolation from, or as a substitute for, our GAAP results. Accordingly, this financial information should be read in conjunction with our consolidated financial statements and notes thereto for the three and six months ended June 30, 2023, included elsewhere in this report. Non-GAAP financial measures exclude certain items that are included in the financial results presented in accordance with GAAP. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. These non-GAAP measures are not necessarily comparable to similar measures that may be represented by other companies.
The following table presents GAAP to non-GAAP reconciliations:

	For the three months ended June 30,		For the six months ended June 30,		For the year ended December 31,
($ in thousands, except share and per share amounts)	2023	2022	2023	2022	2022
Tangible common stockholders’ equity:
Total common stockholders' equity (GAAP)	$823,635	$727,542	$823,635	$727,542	$774,536
Less: Goodwill and other intangible assets
Goodwill	(93,483)	(93,483)	(93,483)	(93,483)	(93,483)
Other intangible assets	(12,712)	(18,760)	(12,712)	(18,760)	(15,806)
Total tangible common stockholders' equity (non-GAAP) (1)	$717,440	$615,299	$717,440	$615,299	$665,247
Total common shares outstanding	24,941,468	24,850,954	24,941,468	24,850,954	24,920,984
Book value per common share (GAAP)	$33.02	$29.28	$33.02	$29.28	$31.08
Tangible book value per common share (non-GAAP)	$28.76	$24.76	$28.76	$24.76	$26.69
Return on tangible common stockholders’ equity:
Net income (GAAP)	$28,006	$430	$54,287	$8,099	$59,182
Add: Intangible amortization, net of tax	1,620	739	2,444	997	3,330
Tangible net income (non-GAAP)	$29,626	$1,169	$56,731	$9,096	$62,512
Tangible common stockholders’ equity (non-GAAP) (1)	$717,440	$615,299	$717,440	$615,299	$665,247
Return on tangible common stockholders’ equity (non-GAAP)	16.52%	0.76%	15.81%	2.96%	9.40%
Return on average tangible common stockholders’ equity:
Tangible net income (non-GAAP) (see above)	$29,626	$1,169	$56,731	$9,096	$62,512
Total average common stockholders' equity (GAAP)	$827,211	$748,731	$806,854	$637,194	$692,524
Less: Average goodwill and other intangible assets
Average goodwill	(93,483)	(93,483)	(93,483)	(63,433)	(78,582)
Average other intangible assets	(13,806)	(19,507)	(14,584)	(13,824)	(15,811)
Total average tangible common stockholders' equity (non-GAAP)	$719,922	$635,741	$698,787	$559,937	$598,131
Return on average tangible common stockholders’ equity (non-GAAP)	16.46%	0.74%	16.24%	3.25%	10.45%
Net interest margin - FTE basis:
Net interest income (GAAP)	$73,835	$58,585	$147,952	$99,870	$241,632
Taxable equivalent adjustment	1,288	1,284	2,530	2,605	5,059
Net interest income - FTE basis (non-GAAP)	$75,123	$59,869	$150,482	$102,475	$246,691
Average earning assets	$6,961,407	$6,577,173	$6,859,237	$5,971,763	$6,244,221
Net interest margin - FTE basis (non-GAAP)	4.32%	3.64%	4.39%	3.43%	3.95%
(1) For all periods presented tangible stockholders’ equity is the same as tangible common stockholders’ equity.

	For the three months ended June 30,		For the six months ended June 30,		For the year ended December 31,
($ in thousands, except share and per share amounts)	2023	2022	2023	2022	2022
Tangible common stockholders’ equity to tangible assets:
Total assets (GAAP)	$7,797,344	$7,060,692	$7,797,344	$7,060,692	$7,430,322
Less: Goodwill and other intangible assets
Goodwill	(93,483)	(93,483)	(93,483)	(93,483)	(93,483)
Other intangible assets	(12,712)	(18,760)	(12,712)	(18,760)	(15,806)
Total tangible assets (non-GAAP)	$7,691,149	$6,948,449	$7,691,149	$6,948,449	$7,321,033
Tangible common stockholders’ equity (non-GAAP) (1)	$717,440	$615,299	$717,440	$615,299	$665,247
Tangible common stockholders’ equity to tangible assets (non-GAAP)	9.33%	8.86%	9.33%	8.86%	9.09%
Net income excluding merger costs:
Net income (GAAP)	$28,006	$430	$54,287	$8,099	$59,182
Add: Merger costs
Merger related expenses	—	18,448	—	18,751	18,751
Income tax effect on merger related expenses	—	(4,033)	—	(4,083)	(4,083)
Provision for loan loss on Pioneer loans marked at a premium	—	2,884	—	2,884	2,884
Income tax effect on provision for loan loss on Pioneer loans marked at a premium	—	(521)	—	(521)	(521)
Total merger costs	—	16,778	—	17,031	17,031
Net income excluding merger costs (non-GAAP)	$28,006	$17,208	$54,287	$25,130	$76,213
Return on average total assets excluding merger costs:
Return on average total assets (ROAA) (GAAP)	1.49%	0.02%	1.46%	0.25%	0.88%
Add: Impact of merger costs, net of tax	—%	0.94%	—%	0.53%	0.25%
ROAA excluding merger costs (non-GAAP)	1.49%	0.96%	1.46%	0.78%	1.13%
Return on average stockholders’ equity excluding merger costs:
Return on average stockholders' equity (ROAE) (GAAP)	13.54%	0.23%	13.46%	2.54%	8.55%
Add: Impact of merger costs, net of tax	—%	8.96%	—%	5.35%	2.46%
ROAE excluding merger costs (non-GAAP)	13.54%	9.19%	13.46%	7.89%	11.01%
Efficiency ratio excluding merger related expenses:
Efficiency ratio (GAAP)	59.15%	93.55%	59.79%	87.84%	72.20%
Less: Impact of merger related expenses	—%	22.81%	—%	12.85%	5.66%
Efficiency ratio excluding merger related expenses (non-GAAP)	59.15%	70.74%	59.79%	74.99%	66.54%
Diluted earnings per share excluding merger costs:
Diluted earnings per share (GAAP)	$1.11	$0.02	$2.14	$0.36	$2.48
Add: Impact of merger costs, net of tax	—	0.66	—	0.77	0.72
Diluted earnings per share excluding merger costs (non-GAAP)	$1.11	$0.68	$2.14	$1.13	$3.20
(1) For all periods presented tangible stockholders’ equity is the same as tangible common stockholders’ equity.
Segments
Banking
Three months ended June 30, 2023 and 2022
Income before income taxes increased $30.2 million to $36.9 million for the second quarter of 2023, from $6.7 million for the same period in 2022. The period over period increase was primarily driven by an increase in net interest income and a decrease in other noninterest expenses. Net interest income increased $15.5 million to $73.6 million for the second quarter of 2023, compared to $58.2 million for the same period in 2022. The increase in net interest income was primarily due to organic growth in our loan portfolios and an increase in net interest margin. The decrease in other noninterest expenses of $15.3 million was primarily due to merger-related expenses incurred during the second quarter of 2022. Identifiable assets for our Banking segment grew by $0.5 billion to $6.9 billion at June 30, 2023 from $6.4 billion for the same period in 2022. The growth in identifiable assets was primarily driven by organic growth in our loan portfolios.
Six months ended June 30, 2023 and 2022
Income before income taxes increased $58.8 million to $75.7 million for the six months ended June 30, 2023, from $16.8 million for the same period in 2022. The period over period increase was primarily driven by an increase in net interest income and a decrease in other noninterest expenses. Net interest income increased $47.7 million to $147.1 million for the six months ended June 30, 2023 compared to $99.4 million for the same period in 2022. The increase in net interest income was primarily due to organic growth in our loan portfolios, an increase in interest earning assets resulting from the Pioneer merger, and an increase in net interest margin. The decrease in other noninterest expenses of $14.8 million was primarily due to merger-related expenses incurred during the six months ended June 30, 2022.
Mortgage Operations
Three months ended June 30, 2023 and 2022
Income (loss) before income taxes increased $3.5 million to $1.0 million for the second quarter of 2023, compared to $(2.5) million for the same period in 2022, primarily due to a decrease in salary and employee benefits of $3.3 million and a decrease in provision for credit losses of $0.4 million. Revenue from mortgage banking services increased $0.1 million to $12.1 million for the second quarter of 2023, compared to $12.0 million for the same period in 2022. Total loan originations for sale were $0.2 billion for the second quarter of 2023, a decline of $0.1 billion from $0.3 billion for the same period in 2022. Identifiable assets for our Mortgage Operations segment grew by $0.2 billion to $0.8 billion at June 30, 2023 from $0.7 billion for the same period in 2022. The growth in identifiable assets was primarily driven by organic growth in our residential mortgage portfolio.
Six months ended June 30, 2023 and 2022
Income (loss) before income taxes increased $0.4 million to $(1.4) million for the six months ended June 30, 2023, compared to $(1.8) million for the same period in 2022, primarily due to a decrease in salary and employee benefits of $7.9 million partially offset by a decrease of $7.8 million in revenue from mortgage banking services. Overall gains on sale of mortgage loans declined as a result of the decline in origination activity, continued margin compression, and a decline in the rate lock pipeline volume and valuation due to rising interest rates. Mortgage servicing income increased as our servicing portfolio increased. The decrease in income related to our MSRs was primarily the result of lower relative increases in market interest rates used in estimating the fair value of MSRs, and our corresponding hedging positions. Total loan originations for sale were $0.4 billion for the six months ended June 30, 2023, a decline of $0.2 billion from $0.6 billion for the same period in 2022.
Critical Accounting Estimates
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Our accounting and reporting estimates are in accordance with generally accepted accounting principles, or “U.S. GAAP,” and conform to general practices within the banking industry. Estimates that are susceptible to significant changes include accounting for the allowance for credit losses and fair value measurements, both of which require significant judgments by management. Actual results could result in material changes to our consolidated financial condition or consolidated results of operations.
Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. We have identified the determination of the allowance for credit losses and fair value measurements to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, we consider these policies to be critical accounting estimates and discuss them directly with the Audit Committee of our board of directors. During the six months ended June 30, 2023, we adopted ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments which required a change to our estimate of the allowance for credit losses.

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
Further, management periodically considers the need for qualitative adjustments to the ACL. Qualitative adjustments may be related to and include, but not limited to, factors such as the following: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions; (ii) organization specific risks such as credit concentrations, collateral specific risks, nature, and size of the portfolio and external factors that may ultimately impact credit quality, and (iii) other limitations associated with factors such as changes in underwriting and loan resolution strategies, among others. The qualitative factors applied on January 1, 2023, and June 30, 2023, and the importance and levels of the qualitative factors applied, may change in future periods depending on the level of changes to items such as the uncertainty of economic conditions and management’s assessment of the level of credit risk within the loan portfolio as a result of such changes, compared to the amount of ACL calculated by the model. The evaluation of qualitative factors is inherently imprecise and requires significant management judgement.
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
Our process for determining the ACL is further discussed in “Note 1 – Organization and Basis of Presentation”, included in Item 1 of this Form 10-Q.
Results of Operations
The following table sets forth components of our results of operations:

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
($ in thousands, except per share amounts)	2023	2022	2023	2022
Net interest income	$73,835	$58,585	$147,952	$99,870
Provision for credit losses	4,422	5,000	7,782	8,700
Noninterest income	24,290	22,302	43,221	45,995
Noninterest expense	58,043	75,668	114,309	128,135
Income before income taxes	35,660	219	69,082	9,030
Provision for income taxes	7,654	(211)	14,795	931
Net income	28,006	430	54,287	8,099

Diluted earnings per share	$1.11	$0.02	$2.14	$0.36
Return on average total assets	1.49%	0.02%	1.46%	0.25%
Return on average stockholders' equity	13.54%	0.23%	13.46%	2.54%
Net interest margin	4.24%	3.56%	4.31%	3.34%
Net interest margin - FTE basis (non-GAAP) (1)	4.32%	3.64%	4.39%	3.43%
Efficiency ratio	59.15%	93.55%	59.79%	87.84%
Noninterest income to total revenue (2)	24.75%	27.57%	22.61%	31.53%
(1) See section entitled “Non-GAAP Financial Measures and Reconciliations” for information regarding non-GAAP financial measures and a reconciliation to the most comparable GAAP equivalent.
(2) Noninterest income to total revenue is defined as “noninterest income / (net interest income + noninterest income)”.
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
Three months ended June 30, 2023 and 2022
Our net interest income was $73.8 million for the second quarter of 2023, an increase of $15.3 million, or 26.0%, compared to the same period in 2022. Interest income on loans held-for-investment increased by $37.0 million for the second quarter of 2023, compared to the same period in 2022. Interest income on investment securities increased by $0.9 million for the second quarter of 2023, compared to the same period in 2022. Interest expense from total interest-bearing liabilities increased by $23.6 million for the second quarter of 2023, compared to the same period in 2022.
Total average loans held-for-investment grew to $6.2 billion at June 30, 2023, an increase of $0.9 billion or 17.0%, compared to June 30, 2022, primarily due to organic growth in our loan portfolios. Yield on loans held-for-investment increased 178 basis points in the second quarter of 2023, compared to the same period in 2022, primarily due to the rising interest rate environment and its impact on variable rate loans in the loan portfolio and higher yields on new originations.
Average interest-bearing liabilities increased $0.5 billion, or 10.3%, for the second quarter of 2023, compared to the same period in 2022, primarily to support the growth in our loan portfolio. Average FHLB borrowings increased $0.3 billion, or 156.4%, in the second quarter of 2023, compared to the same period in 2022. Average interest-bearing deposits increased $0.2 billion, or 4.6%, in the second quarter of 2023, compared to the same period in 2022.
Our net interest margin was 4.24% for the second quarter of 2023, compared to 3.56% for the same period in 2022, an increase of 68 basis points. We experienced a 201 basis points increase in yield from earning assets while our total cost of funds increased by 190 basis points, for the second quarter of 2023 as compared to the same period in 2022. We have not experienced as significant an increase in our cost of funds in this rising interest rate environment as we have seen in growth in earning asset yield, however, we do expect our cost of funds to continue to rise over the remainder of 2023.
Six months ended June 30, 2023 and 2022
Our net interest income was $148.0 million for the six months ended June 30, 2023, an increase of $48.1 million, or 48.1%, compared to the same period in 2022. Interest income on loans held-for-investment increased by $83.8 million for the six months ended June 30, 2023, compared to the same period in 2022. Interest income on investment securities increased by $2.8 million for the six months ended June 30, 2023, compared to the same period in 2022. Interest expense from total interest-bearing liabilities increased by $41.0 million for the six months ended June 30, 2023, compared to the same period in 2022.
Total average loans held-for-investment grew to $6.1 billion at June 30, 2023, an increase of $1.4 billion, compared to June 30, 2022, primarily due to organic growth in our loan portfolios and the Pioneer merger. Yield on loans held-for-investment increased 182 basis points for the six months ended June 30, 2023, compared to the same period in 2022, primarily due to the rising interest rate environment and its impact on variable rate loans in the loan portfolio and higher yields on new originations.
Average interest-bearing liabilities increased $0.8 billion, or 19.7%, for the six months ended June 30, 2023, compared to the same period in 2022. Average interest-bearing deposits increased $0.5 billion, or 12.6%, for the six months ended June 30, 2023, compared to the same period in 2022. Average FHLB borrowings increased $0.4 billion, or 311.5%, for the six months ended June 30, 2023, compared to the same period in 2022.
Our net interest margin was 4.31% for the six months ended June 30, 2023, compared to 3.34% for the same period in 2022, an increase of 97 basis points. We experienced a 213 basis point increase in yield from earning assets and our total cost of funds increased by 166 basis point for the six months ended June 30, 2023, compared to the same period in 2022. We have not experienced as significant an increase in our cost of funds in this rising interest rate environment as we have seen in growth in earning asset yield, however, we do expect our cost of funds to continue to rise over the remainder of 2023.

The following tables set forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods presented. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.
As of and for the three months ended June 30,:

	2023			2022
(In thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest Earning Assets
Loans held-for-sale	$63,988	$969	6.06%	$70,430	$1,269	7.21%
Loans held-for-investment (1)	6,156,845	94,351	6.13%	5,264,355	57,316	4.35%
Investment securities	563,902	4,227	3.00%	651,180	3,333	2.05%
Interest-bearing cash and other assets	176,672	2,485	5.63%	591,208	1,310	0.89%
Total earning assets	6,961,407	102,032	5.86%	6,577,173	63,228	3.85%
Other assets	556,105			585,760
Total assets	$7,517,512			$7,162,933

Interest-bearing liabilities
Demand and NOW deposits	$332,695	$2,124	2.55%	$219,502	$229	0.42%
Savings deposits	448,059	491	0.44%	516,045	133	0.10%
Money market deposits	2,107,379	5,874	1.11%	2,774,713	1,172	0.17%
Certificates of deposits	1,392,847	12,240	3.52%	581,803	638	0.44%
Total deposits	4,280,980	20,729	1.94%	4,092,063	2,172	0.21%
Repurchase agreements	33,673	68	0.80%	56,247	15	0.11%
Total deposits and repurchase agreements	4,314,653	20,797	1.93%	4,148,310	2,187	0.21%
FHLB borrowings	472,105	6,121	5.19%	184,100	771	1.67%
Other long-term borrowings	80,440	1,279	6.36%	82,154	1,685	8.21%
Total interest-bearing liabilities	4,867,198	28,197	2.32%	4,414,564	4,643	0.42%
Noninterest-bearing deposits	1,694,961			1,923,870
Other liabilities	128,118			75,768
Stockholders' equity	827,235			748,731
Total liabilities and stockholders' equity	$7,517,512			$7,162,933

Net interest income		$73,835			$58,585
Net interest spread		3.54%			3.43%
Net interest margin		4.24%			3.56%
Net interest margin - FTE basis (non-GAAP) (2)		4.32%			3.64%
(1) Includes nonaccrual loans
(2) See section entitled “Non-GAAP Financial Measures and Reconciliations” for information regarding non-GAAP financial measures and a reconciliation to the most comparable GAAP equivalent

As of and for the six months ended June 30,:

	2023			2022
(In thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest Earning Assets
Loans held-for-sale	$57,097	$1,623	5.68%	$65,689	$1,963	5.98%
Loans held-for-investment (1)	6,068,344	182,298	6.01%	4,697,288	98,480	4.19%
Investment securities	567,273	8,391	2.96%	616,947	5,608	1.82%
Interest-bearing cash and other assets	166,523	4,623	5.55%	591,839	1,838	0.62%
Total earning assets	6,859,237	196,935	5.74%	5,971,763	107,889	3.61%
Other assets	555,040			450,652
Total assets	$7,414,277			$6,422,415

Interest-bearing liabilities
Demand and NOW deposits	$280,224	$3,358	2.40%	$221,251	$353	0.32%
Savings deposits	458,969	936	0.41%	492,510	224	0.09%
Money market deposits	2,201,401	10,942	0.99%	2,541,968	2,012	0.16%
Certificates of deposits	1,233,810	19,672	3.19%	450,604	1,157	0.51%
Total deposits	4,174,404	34,908	1.67%	3,706,333	3,746	0.20%
Repurchase agreements	31,683	98	0.62%	63,795	23	0.07%
Total deposits and repurchase agreements	4,206,087	35,006	1.66%	3,770,128	3,769	0.20%
FHLB borrowings	463,142	11,438	4.94%	112,562	919	1.63%
Other long-term borrowings	80,370	2,539	6.32%	84,161	3,331	7.91%
Total interest-bearing liabilities	4,749,599	48,983	2.06%	3,966,851	8,019	0.40%
Noninterest-bearing deposits	1,731,468			1,745,967
Other liabilities	126,343			72,403
Stockholders’ equity	806,867			637,194
Total liabilities and stockholders’ equity	$7,414,277			$6,422,415

Net interest income		$147,952			$99,870
Net interest spread		3.68%			3.21%
Net interest margin		4.31%			3.34%
Net interest margin - FTE basis (non-GAAP) (2)		4.39%			3.43%
(1) Includes nonaccrual loans
(2) See section entitled “Non-GAAP Financial Measures and Reconciliations” for information regarding non-GAAP financial measures and a reconciliation to the most comparable GAAP equivalent

Rate-Volume Analysis
The tables below present the effect of volume and rate changes on interest income and expense. Changes due to volume are changes in the average balance multiplied by the previous period’s average rate. Changes due to rate are changes in the average rate multiplied by the average balance from the prior period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the three months ended June 30,
	2023 Versus 2022 Increase (Decrease) Due to:
(In thousands)	Rate	Volume	Total
Interest Earning Assets
Loans held-for-sale	$(191)	$(109)	$(300)
Loans held-for-investment	26,154	10,881	37,035
Investment securities	1,257	(363)	894
Interest-bearing cash	1,352	(177)	1,175
Total earning assets	28,572	10,232	38,804
Interest-bearing liabilities
Demand and NOW deposits	1,721	174	1,895
Savings deposits	373	(15)	358
Money market deposits	4,913	(211)	4,702
Certificates of deposits	9,679	1,923	11,602
Total deposits	16,686	1,871	18,557
Repurchase agreements	56	(3)	53
Total deposits and repurchase agreements	16,742	1,868	18,610
FHLB borrowings	3,064	2,286	5,350
Other long-term borrowings	(372)	(34)	(406)
Total interest-bearing liabilities	19,434	4,120	23,554
Net interest income	$9,138	$6,112	$15,250

	For the six months ended June 30,
	2023 Versus 2022 Increase (Decrease) Due to:
(In thousands)	Rate	Volume	Total
Interest Earning Assets
Loans held-for-sale	$(92)	$(248)	$(340)
Loans held-for-investment	50,062	33,756	83,818
Investment securities	3,193	(410)	2,783
Interest-bearing cash	3,062	(277)	2,785
Total earning assets	56,225	32,821	89,046

Interest-bearing liabilities
Demand and NOW deposits	2,887	118	3,005
Savings deposits	726	(14)	712
Money market deposits	9,162	(232)	8,930
Certificates of deposits	13,883	4,632	18,515
Total deposits	26,658	4,504	31,162
Repurchase agreements	80	(5)	75
Total deposits and repurchase agreements	26,738	4,499	31,237
FHLB borrowings	4,146	6,373	10,519
Other long-term borrowings	(648)	(144)	(792)
Total interest-bearing liabilities	30,236	10,728	40,964

Net interest income	$25,989	$22,093	$48,082

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
We had a provision for credit losses of $4.4 million for the second quarter of 2023, compared to $5.0 million for the same period in 2022. Included in the provision for credit losses for the second quarter of 2023 was $0.8 million of provision for credit losses on unfunded commitments, which was recorded in other noninterest expense for the same period in 2022. Included in the provision for credit losses for the second quarter of 2022 was a provision required on certain non-impaired loans acquired at a premium upon the closing of the Pioneer merger and the provision required for organic growth in the loan portfolio. The premium on certain of the loans acquired in our merger with Pioneer was due to higher contractual interest rates on such loans, compared to market interest rates on the closing date of the merger. The provision on the loans acquired at a premium was $2.9 million ($0.09 diluted earnings per share) during the second quarter of 2022. This provision, however, was not due to credit deterioration on these loans since the closing date of the merger. The remaining $1.5 million increase in the provision for credit losses is primarily related to organic loan growth and deterioration on a specific customer relationship in our loan portfolio.
We had a provision for loan losses of $7.8 million for the six months ended June 30, 2023, compared to a provision for loan losses of $8.7 million for the same period in 2022. Included in the provision for credit losses for the six months ended June 30, 2023 was $0.8 million of provision for credit losses on unfunded commitments, which was recorded in other noninterest expense for the same period in 2022. Included in the provision for credit losses for the six months ended June 30, 2022 was a provision required on certain non-impaired loans acquired at a premium upon the closing of the Pioneer merger and the provision required for organic growth in the loan portfolio. The premium on certain of the loans acquired in our merger with Pioneer was due to higher contractual interest rates on such loans, compared to market interest rates on the closing date of the merger. The provision on the loans acquired at a premium was $2.9 million ($0.11 diluted earnings per share) during the six months ended June 30, 2022. This provision, however, was not due to credit deterioration on these loans since the closing date of the merger. The remaining $1.2 million increase in the provision for credit losses is primarily related to organic loan growth and deterioration on a specific customer relationship in our loan portfolio.
Noninterest Income
The following table presents noninterest income:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2023	2022	2023	2022
Service charges on deposit accounts	$5,358	$4,379	$10,373	$8,304
Credit and debit card fees	3,057	2,990	6,038	5,405
Trust and investment advisory fees	1,478	1,909	2,939	3,856
Income from mortgage banking services, net	11,659	11,671	19,088	26,232
Other	2,738	1,353	4,783	2,198
Total noninterest income	$24,290	$22,302	$43,221	$45,995
Three months ended June 30, 2023 and 2022
Our noninterest income increased $2.0 million to $24.3 million for the second quarter of 2023 from $22.3 million for the same period in 2022, primarily due to an increase in service charges on deposit accounts and other noninterest income.
Service charges on deposit accounts includes overdraft and non-sufficient funds charges, treasury management services provided to our business customers, and other maintenance fees on deposit accounts. For the second quarter of 2023, service charges on deposit accounts increased $1.0 million, compared to the same period in 2022, primarily due to increased treasury management service fee income and higher average deposits compared to the same period in 2022.
Credit and debit card fees represent interchange income from credit and debit card activity and referral fees earned from processing fees on card transactions by our business customers. Credit and debit card fees increased $0.1 million for the second quarter of 2023 compared to the same period in 2022, due primarily to increased card transaction volumes.
Trust and investment advisory fees represent fees we receive in connection with our investment advisory and custodial management services of investment accounts. Trust and investment advisory fees decreased $0.4 million for the second quarter of 2023 as compared to the same period in 2022.
The components of income from mortgage banking services were as follows:

	For the three months ended June 30,
(In thousands)	2023	2022
Net sale gains and fees from mortgage loan originations including loans held-for-sale changes in fair value and hedging	$4,311	$5,642
Mortgage servicing income	3,853	3,529
MSR capitalization and changes in fair value, net of derivative activity	3,495	2,500
Income from mortgage banking services, net	$11,659	$11,671
For the second quarter of 2023, income from mortgage banking services remained consistent, compared to the same period in 2022. Total loan originations for sale were $0.2 billion for the second quarter of 2023, a decline of $0.1 billion from $0.3 billion for the same period in 2022 leading to the decline in revenue related to net sale gains and fees from loan originations, including fair value changes in the held-for-sale portfolio and hedging activity. We retain servicing rights on the majority of mortgage loans that we sell, which drove an increase in servicing income of $0.3 million to $3.9 million for the second quarter of 2023, compared to $3.5 million for the second quarter of 2022. MSR capitalization and changes in fair value, net of derivative activity, increased $1.0 million in the second quarter of 2023, compared to the same period in 2022. The increase in revenue related to our MSRs was primarily the result of changes in market interest rates and our corresponding hedging positions. We recognize fair value adjustments to our MSR asset, which includes changes in assumptions to the valuation model and pay-offs and pay-downs of the MSR portfolio. We also maintain a hedging strategy to manage a portion of the risk associated with changes in the fair value of our MSR portfolio. Changes in fair value of the derivative instruments used to economically hedge the MSRs are also included as a component of income from mortgage banking services. Due to a number of factors and until we see a change in these factors, including rising interest rates, low inventory in the housing market, lower refinance volumes and a decrease in margin on loans sales, we do not expect revenue from mortgage banking activities to continue at levels seen in prior years which will reduce the amount of income from mortgage banking services, net recorded in future periods in comparison to prior year periods.
Other noninterest income increased $1.4 million for the second quarter of 2023 compared to the same period in 2022, primarily due to an increase in the fair value of investments related to our deferred compensation plan.
Six months ended June 30, 2023 and 2022
Our noninterest income decreased $2.8 million to $43.2 million for the six months ended June 30, 2023 from $46.0 million for the same period in 2022, primarily due to a decrease in income from mortgage banking services partially offset by increases in service charges on deposit accounts and other noninterest income.
For the six months ended June 30, 2023, service charges on deposit accounts increased $2.1 million, compared to the same period in 2022, primarily due to increased treasury management service fee income and higher average deposits compared to the same period in 2022.
Credit and debit card fees increased $0.6 million for the six months ended June 30, 2023 compared to the same period in 2022, due primarily to increased card transaction volumes.
Trust and investment advisory fees decreased $0.9 million for the six months ended June 30, 2023 as compared to the same period in 2022.

The components of income from mortgage banking services were as follows:

	For the six months ended June 30,
(In thousands)	2023	2022
Net sale gains and fees from mortgage loan originations including loans held-for-sale changes in fair value and hedging	$7,757	$12,697
Mortgage servicing income	7,660	6,837
MSR capitalization and changes in fair value, net of derivative activity	3,671	6,698
Income from mortgage banking services, net	$19,088	$26,232
For the six months ended June 30, 2023, income from mortgage banking services decreased $7.1 million, compared to the same period in 2022, primarily due to a decline in revenue related to net sale gains and fees from loan originations, including fair value changes in the held-for-sale portfolio and hedging activity, which decreased $4.9 million for the six months ended June 30, 2023, compared to the same period in 2022. Total loan originations for sale were $0.4 billion for the six months ended June 30, 2023, a decline of $0.2 billion from $0.6 billion for the same period in 2022. We retain servicing rights on the majority of mortgage loans that we sell, which drove the increase in servicing income of $0.8 million to $7.7 million for the six months ended June 30, 2023, from $6.8 million for the six months ended June 30, 2022. MSR capitalization and changes in fair value, net of derivative activity, decreased $3.0 million in the six months ended June 30, 2023, compared to the same period in 2022. The decrease in income related to our MSRs was primarily the result of lower relative increases in market interest rates used in estimating the fair value of MSRs, and our corresponding hedging positions.
Other noninterest income increased $2.6 million for the six months ended June 30, 2023 compared to the same period in 2022, primarily due to an increase in the fair value of investments related to our deferred compensation plan.
Noninterest Expense
The following table presents noninterest expense:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2023	2022	2023	2022
Salary and employee benefits	$34,056	$35,248	$69,105	$69,473
Occupancy and equipment	7,948	7,753	16,122	14,586
Amortization of intangible assets	2,050	935	3,094	1,262
Merger-related expenses	—	18,448	—	18,751
Other	13,989	13,284	25,988	24,063
Total noninterest expenses	$58,043	$75,668	$114,309	$128,135
Three months ended June 30, 2023 and 2022
Our noninterest expenses decreased $17.6 million to $58.0 million for the second quarter of 2023, from $75.7 million for the same period in 2022. The decrease is primarily due to the merger-related expenses of $18.4 million ($0.57 per diluted share) incurred in the second quarter of 2022 related to our merger with Pioneer that was completed on April 1, 2022.
Salary and employee benefits decreased $1.2 million to $34.1 million for the second quarter of 2023, from $35.2 million for the same period in 2022. The decrease is primarily due to reduced headcount and commissions related to our mortgage operations.
Amortization of intangible assets increased $1.1 million primarily due to accelerated amortization of the core deposit intangible asset recognized in conjunction with the Pioneer merger. We continuously monitor intangible assets and goodwill for impairment.
Six months ended June 30, 2023 and 2022
Our noninterest expenses decreased $13.8 million to $114.3 million for the six months ended June 30, 2023, from $128.1 million for the same period in 2022. The decrease is primarily due to the merger-related expenses of $18.8 million ($0.66 per diluted share) incurred for the six months ended June 30, 2022 related to our merger with Pioneer that was completed on April 1, 2022.
Amortization of intangible assets increased $1.8 million primarily due to accelerated amortization of the core deposit intangible asset recognized in conjunction with the merger with Pioneer. We continuously monitor intangible assets and goodwill for impairment.
Other expenses increased $1.9 million for the six months ended June 30, 2023, compared to the same period in 2022. This increase was primarily caused by a $1.3 million increase in professional services fees and a $0.9 million increase in insurance costs.
Income Taxes
Three months ended June 30, 2023 and 2022
We had income tax expense for the second quarter of 2023 of $7.7 million, compared to income tax expense of $(0.2) million for the same period in 2022. The increase in income tax expense was due to our increased income during the second quarter of 2023. Our effective tax rate was 21.5% for the second quarter of 2023, compared to (96.3)% for the same period in 2022.
Six months ended June 30, 2023 and 2022
We had income tax expense for the six months ended June 30, 2023 of $14.8 million, compared to $0.9 million for the same period in 2022. The increase in income tax expense was primarily due to our increased income during the period ended June 30, 2023. Our effective tax rate was 21.4% for the six months ended June 30, 2023, compared to 10.3% for the same period in 2022.
Financial Condition
Balance Sheet
Our total assets were $7.8 billion and $7.4 billion at June 30, 2023 and December 31, 2022, respectively. Our total loans held-for-investment, net of deferred fees, costs, premiums and discounts were $6.2 billion at June 30, 2023, an increase of $0.2 billion from December 31, 2022, which was due to organic growth.
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
Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no trading securities in our investment portfolio as of June 30, 2023 and December 31, 2022. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest.
Our securities available-for-sale decreased by $21.0 million to $516.0 million at June 30, 2023, compared to December 31, 2022. The decrease was primarily due to amortization of the portfolio. During the period ended June 30, 2023, the securities held-to-maturity decreased $1.0 million to $37.9 million.

The following table is a summary of our investment portfolio as of:

	June 30, 2023		December 31, 2022
(In thousands)	Carrying Amount	% of Portfolio	Carrying Amount	% of Portfolio
Available-for-sale:
U.S. treasury	$56,869	11.0%	$56,649	10.5%
U.S. agency	2,228	0.5%	2,834	0.5%
Obligations of states and political subdivisions	25,736	5.0%	24,899	4.6%
Mortgage backed - residential	107,236	20.8%	116,135	21.6%
Collateralized mortgage obligations	192,571	37.3%	204,265	38.1%
Mortgage backed - commercial	116,263	22.5%	117,336	21.9%
Other debt	15,053	2.9%	14,855	2.8%
Total available-for-sale	$515,956	100.0%	$536,973	100.0%
Held-to-maturity:
Obligations of states and political subdivisions	$25,459	67.2%	$25,378	65.2%
Mortgage backed - residential	8,116	21.4%	8,705	22.4%
Collateralized mortgage obligations	4,308	11.4%	4,818	12.4%
Total held-to-maturity	$37,883	100.0%	$38,901	100.0%
The following table shows the weighted average yield to average life of each category of investment securities as of June 30, 2023:

(In thousands)	One year or less		One to five years		Five to ten years		After ten years
	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield
Available-for-sale:
U.S. treasury	$18,104	2.05%	$20,949	1.27%	$17,816	1.30%	$—	—%
U.S. agency	—	—%	1,314	6.34%	863	5.94%	51	6.75%
Obligations of states and political subdivisions	—	—%	—	—%	10,422	3.19%	15,314	2.97%
Mortgage backed - residential	60	3.78%	32,922	2.47%	37,459	1.90%	36,795	2.26%
Collateralized mortgage obligations	2,929	2.60%	30,642	3.25%	138,386	3.66%	20,614	2.40%
Mortgage backed - commercial	1,474	3.10%	38,558	4.01%	76,231	2.27%	—	—%
Other debt	—	—%	—	—%	12,263	2.82%	2,790	3.78%
Total available-for-sale	$22,567	2.20%	$124,385	2.98%	$293,440	2.89%	$75,564	2.50%
Held-to-maturity:
Obligations of states and political subdivisions	$—	—%	$1,027	2.05%	$—	—%	$24,432	3.52%
Mortgage backed - residential	287	0.31%	5,005	2.55%	800	2.96%	2,024	3.25%
Collateralized mortgage obligations	314	2.02%	3,994	2.71%	—	—%	—	—%
Total held-to-maturity	$601	1.20%	$10,026	2.56%	$800	2.96%	$26,456	3.50%

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
Total loans, net of deferred origination fees, premiums, and discounts as of June 30, 2023 and December 31, 2022 were $6.2 billion and $5.9 billion, respectively.
The following table sets forth the composition of our loan portfolio, as of:

	June 30, 2023		December 31, 2022
(In thousands)	Amount	% of total loans	Amount	% of total loans
Commercial and industrial	$2,474,531	40.2%	$2,310,929	39.1%
Commercial real estate:
Non-owner occupied	723,365	11.8%	779,546	13.2%
Owner occupied	643,191	10.4%	636,272	10.8%
Construction and land	316,399	5.2%	327,817	5.5%
Multifamily	100,464	1.6%	102,068	1.7%
Total commercial real estate	1,783,419	29.0%	1,845,703	31.2%
Residential real estate	1,082,991	17.6%	1,003,931	17.0%
Public finance	611,748	9.9%	590,284	10.0%
Consumer	39,909	0.6%	42,588	0.7%
Other	162,492	2.7%	118,397	2.0%
Total loans	$6,155,090	100.0%	$5,911,832	100.0%
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

Maturities and Sensitivity of Loans to Changes in Interest Rates
The information in the following tables is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following tables summarize the loan maturity distribution by type and related interest rate characteristics as of June 30, 2023:

(In thousands)	One year or less	After one through five years	After five through 15 years	After 15 years	Total
Commercial and industrial	$284,021	$1,834,554	$325,847	$30,109	$2,474,531
Commercial real estate	200,367	973,331	547,108	62,613	1,783,419
Residential real estate	132,507	69,822	88,420	792,242	1,082,991
Public finance	2,964	81,276	367,708	159,800	611,748
Consumer	9,291	8,937	21,465	216	39,909
Other	27,563	115,110	15,807	4,012	162,492
Total loans	$656,713	$3,083,030	$1,366,355	$1,048,992	$6,155,090

(In thousands)	One year or less	After one through five years	After five through 15 years	After 15 years	Total	Total Loans Maturing After 1 Year
Loans maturing with:
Fixed interest rates
Commercial and industrial	$55,622	$422,665	$221,889	$560	$700,736	$645,114
Commercial real estate	97,200	616,079	150,769	1,300	865,348	768,148
Residential real estate	99,828	53,046	60,450	326,885	540,209	440,381
Public finance	—	81,276	364,055	159,800	605,131	605,131
Consumer	7,084	6,867	21,465	—	35,416	28,332
Other	631	25,525	15,799	4,012	45,967	45,336
Total fixed interest rate loans	$260,365	$1,205,458	$834,427	$492,557	$2,792,807	$2,532,442
Floating or adjustable interest rates
Commercial and industrial	$228,399	$1,411,889	$103,958	$29,549	$1,773,795	$1,545,396
Commercial real estate	103,167	357,252	396,339	61,313	918,071	814,904
Residential real estate	32,679	16,776	27,970	465,357	542,782	510,103
Public finance	2,964	—	3,653	—	6,617	3,653
Consumer	2,207	2,070	—	216	4,493	2,286
Other	26,932	89,585	8	—	116,525	89,593
Total floating or adjustable interest rate loans	$396,348	$1,877,572	$531,928	$556,435	$3,362,283	$2,965,935
Total loans	$656,713	$3,083,030	$1,366,355	$1,048,992	$6,155,090	$5,498,377
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

The following table presents, by loan type, the changes in the allowance for credit losses:

	For the three months ended June 30,		For the six months ended June 30,		For the year ended December 31,
(In thousands)	2023	2022	2023	2022	2022
Balance, beginning of period	$74,459	$50,509	$65,917	$47,547	$47,547
Impact of adopting ASC 326	—	—	5,256	—	—
Adjusted beginning balance	$74,459	$50,509	$71,173	$47,547	$47,547
Loan charge-offs:
Commercial and industrial	(729)	(947)	(788)	(1,950)	(2,321)
Commercial real estate	—	—	—	—	—
Residential real estate	—	(98)	—	(98)	(122)
Public finance	—	—	—	—	—
Consumer	(68)	(38)	(132)	(64)	(144)
Other	—	—	—	—	—
Total loan charge-offs	(797)	(1,083)	(920)	(2,112)	(2,587)
Recoveries of loans previously charged-off:
Commercial and industrial	38	1,546	94	1,723	2,236
Commercial real estate	—	1	3	1	388
Residential real estate	21	97	21	195	221
Public finance	—	—	—	—	—
Consumer	21	7	31	23	62
Other	—	—	—	—	—
Total loan recoveries	80	1,651	149	1,942	2,907
Net (charge-offs) recoveries	(717)	568	(771)	(170)	320
Provision for credit losses (1)	3,620	5,000	6,960	8,700	18,050
Balance, end of period	$77,362	$56,077	$77,362	$56,077	$65,917
Allowance for credit losses to total loans	1.26%	1.04%	1.26%	1.04%	1.12%
Ratio of net charge-offs (recoveries) to average loans outstanding	0.05%	(0.04)%	0.03%	0.01%	(0.01)%
(1) For the three months ended June 30, 2023 we recorded a provision for credit losses on unfunded commitments of $802; there was no provision for credit losses on unfunded commitments for the three months ended June 30, 2022. For the six months ended June 30, 2023 and 2022 we recorded a provision for credit losses on unfunded commitments of $822 and $125, respectively. For further information, see Note 4 - Loans.

The following table presents net charge-offs (recoveries) to average loans outstanding by loan category:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2023	2022	2023	2022
Commercial and industrial	0.10%	(0.11)%	0.05%	0.02%
Commercial real estate	—%	—%	—%	—%
Residential real estate	(0.01)%	—%	—%	(0.04)%
Public finance	—%	—%	—%	—%
Consumer	0.46%	0.26%	0.49%	0.25%
Other	—%	—%	—%	—%

Allocation of Allowance for Credit Losses
The following table presents the allocation of the allowance for credit losses by category and the percentage of the allocation of the allowance for credit losses by category to total loans listed as of:

	June 30, 2023		December 31, 2022
(In thousands)	Allowance Amount	% of loans in each category to total loans	Allowance Amount	% of loans in each category to total loans
Commercial and industrial	$33,197	40.2%	$40,785	39.1%
Commercial real estate	21,598	29.0%	19,754	31.2%
Residential real estate	14,959	17.6%	2,963	17.0%
Public finance	5,506	9.9%	1,664	10.0%
Consumer	854	0.7%	352	0.7%
Other	1,248	2.6%	399	2.0%
Total	$77,362	100.0%	$65,917	100.0%
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
The increase in nonaccrual loans since December 31, 2022 is primarily related to deterioration of a specific customer relationship in our loan portfolio.
The following table sets forth our nonperforming assets as of:

(In thousands)	June 30, 2023	December 31, 2022
Nonaccrual loans:
Commercial and industrial	$34,178	$9,494
Commercial real estate	16,772	8,283
Residential real estate	16,338	10,628
Consumer	87	93
Other	446	471
Total nonaccrual loans	67,821	28,969
Accrual loans greater than 90 days past due	19	98
Total nonperforming loans (1)	67,840	29,067
Other real estate owned and foreclosed assets, net	10,139	6,358
Total nonperforming assets	$77,979	$35,425
Nonaccrual loans to total loans	1.10%	0.49%
Nonperforming loans to total loans (2)	1.10%	0.49%
Nonperforming assets to total assets (2)	1.00%	0.48%
Allowance for credit losses to nonaccrual loans	114.07%	227.54%
(1) On January 1, 2023, we adopted ASU 2022-02, whereby we no longer recognize or account for TDRs. The loans previously classified as accrual TDRs are no longer considered nonperforming. We have adjusted prior periods to reflect this change in accounting.
(2) Nonperforming loans include nonaccrual loans and accrual loans greater than 90 days past due.

Deposits
Deposits represent our primary source of funds. We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. Total deposits increased by $0.4 billion to $6.2 billion at June 30, 2023, compared to December 31, 2022.
The following table sets forth the average balance amounts and the average rates paid on deposits held by us:

	For the three months ended				For the six months ended June 30,
	2023		2022		2023		2022
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand deposit accounts	$1,694,961	—%	$1,923,870	—%	$1,731,468	—%	$1,745,967	—%
Interest-bearing deposit accounts:
Interest-bearing demand accounts	289,868	2.82%	166,096	0.46%	235,716	2.73%	173,910	0.33%
Savings accounts and money market accounts	2,555,438	1.00%	3,290,758	0.16%	2,660,370	0.89%	3,034,478	0.15%
NOW accounts	42,827	0.74%	53,406	0.29%	44,508	0.62%	47,341	0.29%
Certificate of deposit accounts	1,392,847	3.52%	581,803	0.44%	1,233,810	3.19%	450,604	0.51%
Total interest-bearing deposit accounts	4,280,980	1.94%	4,092,063	0.21%	4,174,404	1.67%	3,706,333	0.20%
Total deposits	$5,975,941	1.39%	$6,015,933	0.14%	$5,905,872	1.18%	$5,452,300	0.14%
As of June 30, 2023 and December 31, 2022, approximately $2.0 billion or 32.5% and $2.4 billion or 41.6%, respectively, of our deposit portfolio was uninsured. As of June 30, 2023 and December 31, 2022, approximately $1.5 billion or 24.1% and $1.7 billion or 28.7%, respectively, of our deposit portfolio was uninsured and uncollateralized. The uninsured and uninsured and uncollateralized amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.
Liquidity
Liquidity refers to our ability to maintain cash flow that is adequate to fund operations, support asset growth, maintain reserve requirements and meet present and future obligations of deposit withdrawals, lending obligations and other contractual obligations.
FirstSun (Parent Company)
FirstSun has routine funding requirements consisting primarily of operating expenses, debt service, and funds used for acquisitions. FirstSun can obtain funding to meet its obligations from dividends collected from its subsidiaries, primarily the Bank, and through the issuance of varying forms of debt. At June 30, 2023, FirstSun had available cash and cash equivalents of $20.8 million and debt outstanding of $84.4 million. Management believes FirstSun has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The Bank may declare dividends without prior regulatory approval that do not exceed the total of retained net income for the current year combined with its retained net income for the preceding two years, subject to maintenance of minimum capital requirements. Prior regulatory approval to pay dividends was not required in 2022 or 2023 and is not currently required. At June 30, 2023, the Bank could pay dividends to FirstSun of approximately $138.9 million without prior regulatory approval. During the six months ended June 30, 2023, the Bank paid a dividend of $26.0 million to FirstSun.
Bank
As more fully discussed in our 2022 Form 10-K, we continuously monitor our liquidity position and make adjustments to the balance between sources and uses of funds as we deem appropriate. At June 30, 2023, our liquid assets, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $485.6 million, or 6.2% of total assets, compared to $307.9 million, or 4.1% of total assets, at December 31, 2022. The increase in our liquid assets was primarily due to an increase in cash held at the Federal Reserve. Our available-for-sale securities at June 30, 2023 were $516.0 million, or 6.6% of total assets, compared to $537.0 million, or 7.2% of total assets, at December 31, 2022. Investment securities with an aggregate carrying value of $380.1 million and $428.7 million at June 30, 2023 and December 31, 2022, respectively, and FHLB letters of credit totaling $140.3 million and $134.6 million at June 30, 2023 and December 31, 2022, respectively, were pledged to secure public deposits and repurchase agreements.

The liability portion of our balance sheet serves as a primary source of liquidity. We plan to meet our future cash needs primarily through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At June 30, 2023, loans as a percentage of customer deposits were 100.1%, compared with 102.5% at December 31, 2022. For additional information related to our deposits, see Deposits section above. We are also a member of the FHLB, from which we can borrow for leverage or liquidity purposes. The FHLB requires that securities and qualifying loans be pledged to secure any advances. At June 30, 2023, we had $570.6 million in advances from the FHLB and a remaining credit availability of $525.4 million. In addition, we maintain a $2.8 billion line with the Federal Reserve Bank’s discount window that is secured by investment securities and certain loans from our loan portfolio, and have unused lines-of-credit with certain other financial institutions totaling $280.0 million as of June 30, 2023.
Management believes the Bank has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Capital
Stockholders’ equity at June 30, 2023 was $823.6 million, compared to $774.5 million at December 31, 2022, an increase of $49.1 million, or 6.3%. The increase in stockholders’ equity relates primarily to net income for the six months ended June 30, 2023.
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
The following table summarizes our material contractual obligations as of June 30, 2023. Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.

(In thousands)	Note Reference	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Deposits:
Deposits without a stated maturity	7	$4,536,645	$4,536,645	$—	$—	$—
Certificates of deposit	7	1,613,773	983,255	617,654	9,970	2,894
Securities sold under agreements to repurchase	8	32,861	32,861	—	—	—
Short-term debt:
FHLB LOC	9	570,585	570,585	—	—	—
Long-term debt:
Convertible notes payable	9	5,456	5,456	—	—	—
Subordinated debt	9	78,918	—	—	—	78,918
Operating leases	17	30,251	14,005	8,134	7,770	342
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

	% Change in Net Interest Income As of June 30,			% Change in Economic Value of Equity As of June 30,
Changes in Interest Rate (Basis Points)	2023	2022		2023	2022

+300	8.8%	17.3%		(10.2)%	(1.8)%
+200	5.7%	11.4%		(6.7)%	(0.5)%
+100	2.8%	5.8%		(3.1)%	0.1%
Base	—%	—%		—%	—%
-100	(1.6)%	(6.4)%		2.4%	(1.5)%
-200	(4.3)%	N/A	(1)	4.0%	N/A	(1)
-300	(9.9)%	N/A	(1)	4.3%	N/A	(1)
(1) Given the level of market interest rates, these scenarios were not considered to be meaningful as of June 30, 2022.

Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934) as of June 30, 2023. Based on that evaluation, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
b.Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the three months ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income (Loss), (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements.

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