Form 10-Q
period 2023-09-30
FIRSTSUN CAPITAL BANCORP
filed 2023-11-09
CIK 1709442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 8, 2023, there were approximately 24,958,723 shares of the registrant’s common stock outstanding.

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
•the potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as inflation and recessions, epidemics and pandemics, terrorist activities, wars and other foreign conflicts, essential utility outages, climate change, deterioration in the global economy, instability in the credit markets, disruptions in our customers’ supply chains or disruption in transportation;
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
•increased capital requirements, other regulatory requirements or enhanced regulatory supervision;
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
•the inability to manage strategic initiatives and/or organizational changes;
•our ability to attract and retain key employees;
•volatility in the allowance for credit losses resulting from the CECL methodology, either alone or as that may be affected by conditions affecting our business;
•changes in accounting principles, policies, practices or guidelines;

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
•losses due to fraudulent or negligent conduct of our customers, third-party service providers or employees; and
•limitations on our ability to declare and pay dividends and other distributions from our bank to our holding company, which could affect our holding company’s liquidity, including its ability to pay dividends to shareholders or take other capital actions.
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

Part I - Financial Information
Item 1. Financial Statements (Unaudited)

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Balance Sheets
As of

	(Unaudited)
(In thousands, except par and share amounts)	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$443,887	$343,526
Securities available-for-sale, at fair value	495,992	536,973
Securities held-to-maturity, fair value of $30,792 and $33,218, respectively	37,410	38,901
Loans held-for-sale, at fair value	51,465	57,323
Loans, net of allowance for credit losses of $78,666 and $65,917, respectively	6,100,856	5,845,915
Mortgage servicing rights, at fair value	81,036	74,097
Premises and equipment, net	83,733	87,079
Other real estate owned and foreclosed assets, net	8,395	6,358
Bank-owned life insurance	79,341	77,923
Restricted equity securities	35,396	50,215
Goodwill	93,483	93,483
Core deposits and other intangible assets, net	11,813	15,806
Accrued interest receivable	37,218	28,543
Deferred tax assets, net	50,269	48,355
Prepaid expenses and other assets	146,581	125,825
Total assets	$7,756,875	$7,430,322

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing accounts	$1,610,650	$1,820,490
Interest-bearing accounts	4,729,197	3,944,572
Total deposits	6,339,847	5,765,062
Securities sold under agreements to repurchase	25,868	36,721
Federal Home Loan Bank advances	330,000	643,885
Convertible notes payable, net	—	5,355
Subordinated debt, net	75,180	74,880
Accrued interest payable	9,862	5,798
Accrued expenses and other liabilities	132,399	124,085
Total liabilities	6,913,156	6,655,786

Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued or outstanding, respectively	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 24,942,645 and 24,920,984 shares issued; 24,942,645 and 24,920,984 shares outstanding, respectively	2	2
Additional paid-in capital	462,507	460,720
Retained earnings	433,508	357,797
Accumulated other comprehensive loss, net	(52,298)	(43,983)
Total stockholders’ equity	843,719	774,536
Total liabilities and stockholders’ equity	$7,756,875	$7,430,322
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Income and Comprehensive Income (Loss)
For the three and nine months ended September 30,
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Interest income:
Interest and fee income on loans:
Taxable	$94,734	$63,626	$269,151	$154,266
Tax exempt	4,831	4,644	14,335	14,447
Interest and dividend income on securities:
Taxable	4,219	3,639	12,597	9,250
Tax exempt	7	5	20	2
Other interest income	2,984	1,849	7,607	3,687
Total interest income	106,775	73,763	303,710	181,652
Interest expense:
Interest expense on deposits	30,896	3,274	65,804	7,020
Interest expense on securities sold under agreements to repurchase	65	51	163	74
Interest expense on other borrowed funds	2,404	1,952	16,381	6,202
Total interest expense	33,365	5,277	82,348	13,296
Net interest income	73,410	68,486	221,362	168,356
Provision for credit losses	3,890	3,750	11,672	12,450
Net interest income after credit loss expense	69,520	64,736	209,690	155,906
Noninterest income:
Service charges on deposit accounts	5,475	4,807	15,848	13,111
Credit and debit card fees	2,996	3,103	9,034	8,508
Trust and investment advisory fees	1,398	1,552	4,337	5,408
Income from mortgage banking services, net	7,413	13,785	26,501	40,017
(Loss) gain on other real estate owned and foreclosed assets activity, net	(643)	155	(643)	164
Other noninterest income	2,011	1,551	6,794	3,740
Total noninterest income	18,650	24,953	61,871	70,948
Noninterest expense:
Salary and employee benefits	33,968	32,508	103,073	101,981
Occupancy and equipment	8,216	8,216	24,338	22,802
Amortization of intangible assets	899	935	3,993	2,197
Merger related expenses	—	—	—	18,751
Other noninterest expenses	13,093	13,889	39,081	37,952
Total noninterest expense	56,176	55,548	170,485	183,683
Income before income taxes	31,994	34,141	101,076	43,171
Provision for income taxes	6,762	7,628	21,557	8,559
Net income	$25,232	$26,513	$79,519	$34,612
Other comprehensive income (loss), net of tax:
Loss on securities available-for-sale	(7,089)	(5,107)	(9,909)	(47,306)
Gain on fair value hedges of securities available-for-sale	1,290	1,438	1,594	2,536
Other comprehensive income (loss), net of tax	(5,799)	(3,669)	(8,315)	(44,770)
Comprehensive income (loss)	$19,433	$22,844	$71,204	$(10,158)

Earnings per share:
Net income available to common stockholders	$25,232	$26,513	$79,519	$34,612
Basic	$1.01	$1.07	$3.19	$1.53
Diluted	$1.00	$1.04	$3.13	$1.49
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the three months ended September 30,
(Unaudited)

(in thousands, except share amounts)	Issued shares of common stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
2023
Balance, beginning of period	24,941,468	$2	$461,856	$—	$408,276	$(46,499)	$823,635
Issuance of common stock on restricted stock grants (15,007 shares in the second quarter of 2023)	—	—	102	—	—	—	102
Stock option exercises	1,177	—	(9)	—	—	—	(9)
Share-based compensation, net of forfeitures	—	—	558	—	—	—	558
Net income	—	—	—	—	25,232	—	25,232
Other comprehensive loss	—	—	—	—	—	(5,799)	(5,799)
Balance, end of period	24,942,645	$2	$462,507	$—	$433,508	$(52,298)	$843,719

2022
Balance, beginning of period	24,850,954	$2	$460,263	$—	$306,714	$(39,437)	$727,542
Issuance of common stock on restricted stock grants (11,344 shares in the second quarter of 2022)	—	—	102	—	—	—	102
Stock option exercises	55,078	—	(206)	—	—	—	(206)
Share-based compensation, net of forfeitures	—	—	371	—	—	—	371
Net income	—	—	—	—	26,513	—	26,513
Other comprehensive loss	—	—	—	—	—	(3,669)	(3,669)
Balance, end of period	24,906,032	$2	$460,530	$—	$333,227	$(43,106)	$750,653
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the nine months ended September 30,
(Unaudited)

(in thousands, except share amounts)	Issued shares of common stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
2023
Balance, beginning of period	24,920,984	$2	$460,720	$—	$357,797	$(43,983)	$774,536
Cumulative effect of accounting change (Note 1)	—	—	—	—	(3,808)	—	(3,808)
Adjusted beginning balance	24,920,984	2	460,720	—	353,989	(43,983)	770,728
Issuance of common stock on restricted stock grants	15,007	—	304	—	—	—	304
Stock option exercises	6,654	—	44	—	—	—	44
Share-based compensation, net of forfeitures	—	—	1,439	—	—	—	1,439
Net income	—	—	—	—	79,519	—	79,519
Other comprehensive income	—	—	—	—	—	(8,315)	(8,315)
Balance, end of period	24,942,645	$2	$462,507	$—	$433,508	$(52,298)	$843,719

2022
Balance, beginning of period	19,903,342	$2	$261,905	$(38,148)	$298,615	$1,664	$524,038
Merger with Pioneer Bancshares, Inc. (issuance of treasury stock 1,557,054 shares)	4,910,412	—	197,946	38,148	—	—	236,094
Issuance of common stock on restricted stock grants	11,344	—	169	—	—	—	169
Stock option exercises	80,934	—	(414)	—	—	—	(414)
Share-based compensation, net of forfeitures	—	—	924	—	—	—	924
Net income	—	—	—	—	34,612	—	34,612
Other comprehensive loss	—	—	—	—	—	(44,770)	(44,770)
Balance, end of period	24,906,032	$2	$460,530	$—	$333,227	$(43,106)	$750,653
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Cash Flows
For the nine months ended September 30,
(Unaudited)

(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$79,519	$34,612
Adjustments to reconcile income to net cash provided by operating activities:
Provision for credit losses	11,672	12,450
Depreciation	5,047	5,305
Deferred tax expense	65	671
Amortization of net premium on securities	791	1,737
Accretion of net discount on acquired loans	(2,451)	(1,832)
Net change in deferred loan origination fees and costs	(282)	398
Amortization of core deposits and other intangible assets	3,993	2,197
Amortization of software implementation costs	610	639
Amortization of premium on acquired deposits	(770)	(743)
Accretion of discount on subordinated debt	190	191
Amortization of issuance costs on subordinated debt	110	108
Accretion of discount on convertible notes payable	101	1,093
Accretion of discount (amortization of premium) on Federal Home Loan Bank advances	—	64
Increase in cash surrender value of bank-owned life insurance	(1,418)	(1,222)
Impairment of premises and equipment	—	720
Impairment of other real estate owned and foreclosed assets	285	21
Federal Home Loan Bank stock dividends	(1,372)	(238)
Share-based compensation expense	1,743	1,093
Decrease (increase) in fair value of mortgage servicing rights	695	(14,777)
Net loss on disposal of premises and equipment	34	86
Net (loss) gain on other real estate owned and foreclosed assets activity	643	(164)
Net gain on sales of loans held-for-sale	(2,997)	(10,498)
Origination of loans held-for-sale	(669,412)	(899,200)
Proceeds from sales of loans held-for-sale	670,634	937,343
Changes in operating assets and liabilities:
Lease right-of-use assets	(478)	—
Accrued interest receivable	(8,675)	(6,255)
Prepaid expenses and other assets	(20,428)	(32,474)
Accrued interest payable	4,064	297
Accrued expenses and other liabilities	10,329	10,666
Deferred tax assets	1,944	—
Net cash provided by operating activities	$84,186	$42,288
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Cash Flows (continued)
For the nine months ended September 30,
(Unaudited)

(In thousands)	2023	2022
Cash flows from operating activities: (previous page)	$84,186	$42,288

Cash flows from investing activities:
Cash acquired in excess of cash paid in connection with Pioneer Merger	—	444,541
Proceeds from maturities of held-to-maturity securities	1,555	3,027
Purchases of available-for-sale securities	(5,201)	(66,606)
Proceeds from sale or maturities of available-for-sale securities	32,203	157,399
Loan originations, net of repayments	(272,090)	(707,439)
Purchases of premises and equipment	(1,367)	(1,795)
Proceeds from the sale of premises and equipment	—	2
Proceeds from sales of other real estate owned and foreclosed assets	1,101	867
Purchases of restricted equity securities	(33,061)	(18,549)
Proceeds from the sale or redemption of restricted equity securities	49,251	9,471
Purchase of other investments	(1,777)	(388)
Proceeds from the sale or redemption of other investments	158	745
Net cash used in investing activities	(229,228)	(178,725)

Cash flows from financing activities:
Net change in deposits	575,554	(285,868)
Net change in securities sold under agreements to repurchase	(10,854)	(40,837)
Proceeds from Federal Home Loan Bank advances	1,547,000	170,884
Repayments of Federal Home Loan Bank advances	(1,860,885)	(60,000)
Repayments of convertible notes payable	(5,456)	(15,217)
Proceeds from subordinated debt, net	—	24,466
Proceeds from issuance of common stock, net of issuance costs	44	(414)
Net cash provided by (used in) financing activities	245,403	(206,986)
Net increase (decrease) in cash and cash equivalents	100,361	(343,423)
Cash and cash equivalents, beginning of period	343,526	668,462
Cash and cash equivalents, end of period	$443,887	$325,039

Supplemental disclosures of cash flow information:
Interest paid on deposits	$59,999	$6,726
Interest paid on borrowed funds	$18,675	$6,605
Cash paid for income taxes, net	$23,152	$10,276
Non-cash investing and financing activities:
Assets acquired from Merger with Pioneer Bancshares, Inc.	$—	$1,085,506
Liabilities assumed from Merger with Pioneer Bancshares, Inc.	$—	$1,354,387
Net change in unrealized loss on available-for-sale securities and unrealized gain on fair value hedges of securities available-for-sale	$(13,117)	$(59,262)
Loan charge-offs	$4,019	$2,412
Premises and equipment transferred to other real estate owned and foreclosed assets	$—	$338
Loans transferred to other real estate owned and foreclosed assets	$4,065	$291
Premises and equipment transferred (from) to other assets	$387	$64
Mortgage servicing rights resulting from sale or securitization of mortgage loans	$7,634	$11,681
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
Management has elected not to measure an ACL on accrued interest related to held for investment loans, as uncollectible accrued interest receivables are written off in a timely manner.
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
Fair Value
We recorded the estimated fair value of assets acquired and liabilities assumed based on valuations at April 1, 2022. The determination of estimated fair value required management to make assumptions related to discount rates, expected future cash flows, market conditions and other future events that are subjective in nature.

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

(Unaudited) Pro forma for the nine months ended September 30,
2022
Net interest income	$178,507
Provision for loan losses	11,600
Net interest income after provision for loan losses	166,907
Noninterest income	72,375
Noninterest expenses	173,864
Income before income taxes	65,418
Provision for income taxes	13,227
Net income	$52,191
Earnings per share:
Net income available to common stockholders	$52,191
Basic	$2.30
Diluted	$2.24
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

NOTE 3 - Securities
The amortized cost, gross unrealized gains and losses, and fair values of available-for-sale and held-to-maturity debt securities by type follows as of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2023
Available-for-sale:
U.S. treasury	$58,478	$—	$(5,625)	$52,853
U.S. agency	2,089	—	(34)	2,055
Obligations of states and political subdivisions	29,941	—	(5,453)	24,488
Mortgage backed - residential	118,975	—	(18,422)	100,553
Collateralized mortgage obligations	208,949	—	(24,492)	184,457
Mortgage backed - commercial	134,990	—	(18,079)	116,911
Other debt	16,787	—	(2,112)	14,675
Total available-for-sale	$570,209	$—	$(74,217)	$495,992
Held-to-maturity:
Obligations of states and political subdivisions	$25,500	$—	$(5,473)	$20,027
Mortgage backed - residential	7,859	—	(815)	7,044
Collateralized mortgage obligations	4,051	—	(330)	3,721
Total held-to-maturity	$37,410	$—	$(6,618)	$30,792
December 31, 2022
Available-for-sale:
U.S. treasury	$62,010	$—	$(5,361)	$56,649
U.S. agency	2,881	—	(47)	2,834
Obligations of states and political subdivisions	29,897	—	(4,998)	24,899
Mortgage backed - residential	129,955	6	(13,826)	116,135
Collateralized mortgage obligations	225,559	—	(21,294)	204,265
Mortgage backed - commercial	130,997	—	(13,661)	117,336
Other debt	16,774	—	(1,919)	14,855
Total available-for-sale	$598,073	$6	$(61,106)	$536,973
Held-to-maturity:
Obligations of states and political subdivisions	$25,378	$5	$(4,891)	$20,492
Mortgage backed - residential	8,705	4	(511)	8,198
Collateralized mortgage obligations	4,818	—	(290)	4,528
Total held-to-maturity	$38,901	$9	$(5,692)	$33,218
There was no allowance for credit losses related to our investment securities as of September 30, 2023.
As of September 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Fair value and unrealized losses on debt securities by type and length of time in a continuous unrealized loss position without an allowance for credit losses were as follows:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Number of Securities
September 30, 2023
Available-for-sale:
U.S. treasury	$—	$—	$52,853	$(5,625)	$52,853	$(5,625)	9
U.S. agency	—	—	2,055	(34)	2,055	(34)	7
Obligations of states and political subdivisions	—	—	24,488	(5,453)	24,488	(5,453)	19
Mortgage backed - residential	320	(4)	100,233	(18,418)	100,553	(18,422)	88
Collateralized mortgage obligations	—	—	184,457	(24,492)	184,457	(24,492)	66
Mortgage backed - commercial	5,086	(115)	111,825	(17,964)	116,911	(18,079)	25
Other debt	—	—	14,675	(2,112)	14,675	(2,112)	9
Total available-for-sale	$5,406	$(119)	$490,586	$(74,098)	$495,992	$(74,217)	223
Held-to-maturity:
Obligations of states and political subdivisions	$329	$(4)	$19,698	$(5,469)	$20,027	$(5,473)	9
Mortgage backed - residential	135	—	6,888	(815)	7,023	(815)	13
Collateralized mortgage obligations	—	—	3,721	(330)	3,721	(330)	5
Total held-to-maturity	$464	$(4)	$30,307	$(6,614)	$30,771	$(6,618)	27

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Number of Securities
December 31, 2022
Available-for-sale:
U.S. treasury	$25,702	$(967)	$30,947	$(4,394)	$56,649	$(5,361)	10
U.S. agency	—	—	2,834	(47)	2,834	(47)	7
Obligations of states and political subdivisions	21,676	(3,784)	2,753	(1,214)	24,429	(4,998)	18
Mortgage backed - residential	51,921	(2,939)	63,691	(10,887)	115,612	(13,826)	87
Collateralized mortgage obligations	111,360	(4,631)	92,905	(16,663)	204,265	(21,294)	66
Mortgage backed - commercial	70,710	(6,475)	46,626	(7,186)	117,336	(13,661)	22
Other debt	14,855	(1,919)	—	—	14,855	(1,919)	9
Total available-for-sale	$296,224	$(20,715)	$239,756	$(40,391)	$535,980	$(61,106)	219
Held-to-maturity:
Obligations of states and political subdivisions	$20,153	$(4,891)	$—	$—	$20,153	$(4,891)	8
Mortgage backed - residential	7,993	(511)	—	—	7,993	(511)	10
Collateralized mortgage obligations	4,127	(275)	401	(15)	4,528	(290)	5
Total held-to-maturity	$32,273	$(5,677)	$401	$(15)	$32,674	$(5,692)	23

We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. We do not have plans to sell any of the available-for-sale debt securities with unrealized losses as of September 30, 2023, and we believe it is more likely than not that we would not be required to sell such available-for-sale debt securities before recovery of their amortized cost.
We continue to monitor unrealized loss positions for potential credit impairments. During the nine months ended September 30, 2023, there were no credit impairments related to our investment securities.
The amortized cost and fair value of our debt securities by contractual maturity as of September 30, 2023 are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or earlier redemptions that may occur.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due within 1 year	$14,995	$14,726
Due after 1 year through 5 years	61,708	55,491
Due after 5 years through 10 years	146,294	127,028
Due after 10 years	347,212	298,747
Total available-for-sale	$570,209	$495,992
Held-to-maturity:
Due after 1 year through 5 years	$1,026	$983
Due after 5 years through 10 years	757	711
Due after 10 years	35,627	29,098
Total held-to-maturity	$37,410	$30,792
Securities with a carrying value of $437,724 and $428,721 were pledged to secure public deposits, securities sold under agreements to repurchase and borrowed funds at September 30, 2023 and December 31, 2022, respectively.
There were no proceeds from sales and calls of securities for the three and nine months ended September 30, 2023. There were proceeds from sales and calls of securities for the three and nine months ended September 30, 2022 of $81,016. No gain or loss was recognized for the three and nine months ended September 30, 2022 as the securities sold were acquired at fair value on April 1, 2022 in the Pioneer merger and were sold on April 5, 2022.

NOTE 4 - Loans
Loans held-for-investment by portfolio type consist of the following as of:

	September 30, 2023	December 31, 2022
Commercial and industrial	$2,459,358	$2,310,929
Commercial real estate:
Non-owner occupied	767,135	779,546
Owner occupied	631,352	636,272
Construction and land	329,433	327,817
Multifamily	114,535	102,068
Total commercial real estate	1,842,455	1,845,703
Residential real estate	1,059,074	1,003,931
Public finance	602,844	590,284
Consumer	37,681	42,588
Other	178,110	118,397
Total loans	$6,179,522	$5,911,832
Allowance for credit losses	(78,666)	(65,917)
Loans, net of allowance for credit losses	$6,100,856	$5,845,915
As of September 30, 2023 and December 31, 2022, we had net deferred fees, costs, premiums and discounts of $14,474 and $17,101, respectively, on our loan portfolio.
Accrued interest receivable on loans totaled $34,890 and $26,494 at September 30, 2023 and December 31, 2022, respectively, and is included in accrued interest receivable in the accompanying consolidated balance sheets.
The following table presents the activity in the allowance for credit losses by portfolio type for the three months ended September 30,:

	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Public Finance	Consumer	Other	Total
2023
Allowance for credit losses:
Balance, beginning of period	$33,197	$21,598	$14,959	$5,506	$854	$1,248	$77,362
Provision (benefit) for credit losses	4,252	1,495	(2,429)	135	(28)	175	3,600
Loans charged off	(2,963)	—	—	—	(136)	—	(3,099)
Recoveries	155	9	627	—	12	—	803
Balance, end of period	$34,641	$23,102	$13,157	$5,641	$702	$1,423	$78,666
2022
Allowance for credit losses:
Balance, beginning of period	$33,305	$18,351	$2,418	$1,538	$318	$147	$56,077
Provision for (benefit from) credit losses	2,394	1,213	222	(108)	32	(3)	3,750
Loans charged off	(223)	—	(24)	—	(53)	—	(300)
Recoveries	112	2	1	—	36	—	151
Balance, end of period	$35,588	$19,566	$2,617	$1,430	$333	$144	$59,678

The following table presents the activity in the allowance for credit losses by portfolio type for the nine months ended September 30,:

	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Public Finance	Consumer	Other	Total
2023
Allowance for credit losses:
Balance, beginning of period	$40,785	$19,754	$2,963	$1,664	$352	$399	$65,917
Impact of adopting ASC 326	(13,583)	3,867	10,256	3,890	249	577	5,256
Provision (benefit) for credit losses	10,941	(531)	(710)	87	326	447	10,560
Loans charged off	(3,751)	—	—	—	(268)	—	(4,019)
Recoveries	249	12	648	—	43	—	952
Balance, end of period	$34,641	$23,102	$13,157	$5,641	$702	$1,423	$78,666
2022
Allowance for credit losses:
Balance, beginning of period	$31,622	$13,198	$836	$1,544	$235	$112	$47,547
Provision (benefit) for credit losses	4,304	6,365	1,707	(114)	156	32	12,450
Loans charged off	(2,173)	—	(122)	—	(117)	—	(2,412)
Recoveries	1,835	3	196	—	59	—	2,093
Balance, end of period	$35,588	$19,566	$2,617	$1,430	$333	$144	$59,678
We determine the allowance for credit losses estimate on at least a quarterly basis.
As of September 30, 2023 and December 31, 2022, we had an allowance for credit losses on unfunded commitments of $2,209 and $1,313, respectively. For the three months ended September 30, 2023 and 2022 we recorded a provision for credit losses on unfunded commitments of $290 and $350, respectively. For the nine months ended September 30, 2023 and 2022 we recorded a provision for credit losses on unfunded commitments of $1,112 and $475, respectively.

The following table presents our loan portfolio aging analysis as of:

	Loans Not Past Due	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans Greater than 90 Days Past Due, Still Accruing	Nonaccrual	Total
September 30, 2023
Commercial and industrial	$2,441,207	$2,858	$3,065	$193	$12,035	$2,459,358
Commercial real estate:
Non-owner occupied	762,297	111	545	—	4,182	767,135
Owner occupied	629,542	450	620	—	740	631,352
Construction and land	329,206	39	—	—	188	329,433
Multifamily	114,535	—	—	—	—	114,535
Total commercial real estate	1,835,580	600	1,165	—	5,110	1,842,455
Residential real estate	1,036,230	575	1,697	18	20,554	1,059,074
Public Finance	602,844	—	—	—	—	602,844
Consumer	37,590	90	—	—	1	37,681
Other	175,278	—	—	—	2,832	178,110
Total loans	$6,128,729	$4,123	$5,927	$211	$40,532	$6,179,522
December 31, 2022
Commercial and industrial	$2,298,207	$2,409	$819	$—	$9,494	$2,310,929
Commercial real estate:
Non-owner occupied	773,042	4,356	—	—	2,148	779,546
Owner occupied	630,335	—	—	—	5,937	636,272
Construction and land	324,888	2,632	99	—	198	327,817
Multifamily	102,068	—	—	—	—	102,068
Total commercial real estate	1,830,333	6,988	99	—	8,283	1,845,703
Residential real estate	974,450	17,231	1,524	98	10,628	1,003,931
Public Finance	590,284	—	—	—	—	590,284
Consumer	42,434	58	3	—	93	42,588
Other	117,926	—	—	—	471	118,397
Total loans	$5,853,634	$26,686	$2,445	$98	$28,969	$5,911,832
Interest income recorded on nonperforming loans was not material for the three and nine months ended September 30, 2023 and 2022.
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

The following table presents the amortized cost by segment of loans by risk category and origination date as of September 30, 2023 and gross charge-offs by origination date for the nine months ended September 30, 2023:

	2023	2022	2021	2020	2019	Prior	Revolving Loans Converted to Term	Revolving	Total
Commercial and industrial:
Pass	$300,415	$480,464	$388,085	$154,171	$45,291	$48,799	$26,617	$803,301	$2,247,143
Pass/Watch	9,176	2,522	7,001	2,484	1,483	1,626	167	68,825	93,284
Special Mention	3,526	38,881	30,790	1,290	684	1,061	199	7,662	84,093
Substandard - Accruing	630	—	5,648	5,888	1,406	3,680	3,304	2,247	22,803
Substandard - Nonaccrual	—	—	3,180	6,656	796	395	—	96	11,123
Doubtful	—	—	—	—	570	35	250	57	912
Total commercial and industrial	$313,747	$521,867	$434,704	$170,489	$50,230	$55,596	$30,537	$882,188	$2,459,358
Gross charge-offs	$—	$—	$395	$—	$—	$366	$2,990	$—	$3,751

Commercial real estate:
Non-owner occupied:
Pass	$52,362	$98,135	$129,180	$111,588	$69,011	$183,353	$20,935	$54,485	$719,049
Pass/Watch	—	—	—	986	—	23,562	1,300	—	25,848
Special Mention	—	3,542	—	2,857	—	—	—	—	6,399
Substandard - Accruing	—	—	—	1,895	—	9,762	—	—	11,657
Substandard - Nonaccrual	—	—	—	—	—	4,182	—	—	4,182
Total non-owner occupied	$52,362	$101,677	$129,180	$117,326	$69,011	$220,859	$22,235	$54,485	$767,135
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Owner occupied:
Pass	$60,548	$85,790	$118,772	$117,027	$67,740	$127,986	$2,455	$6,553	$586,871
Pass/Watch	605	909	990	1,427	1,457	1,601	—	1,628	8,617
Special Mention	—	495	1,623	1,990	488	4,391	—	—	8,987
Substandard - Accruing	—	463	638	6,805	2,252	15,979	—	—	26,137
Substandard - Nonaccrual	—	—	—	—	—	740	—	—	740
Total owner occupied	$61,153	$87,657	$122,023	$127,249	$71,937	$150,697	$2,455	$8,181	$631,352
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & land:
Pass	$25,539	$143,285	$60,953	$35,204	$13,554	$9,458	$15,369	$21,651	$325,013
Pass/Watch	—	—	—	—	—	16	—	—	16
Special Mention	—	—	1,394	2,256	—	—	—	—	3,650
Substandard - Accruing	—	—	566	—	—	—	—	—	566
Substandard - Nonaccrual	—	—	—	188	—	—	—	—	188
Total construction & land	$25,539	$143,285	$62,913	$37,648	$13,554	$9,474	$15,369	$21,651	$329,433
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily:
Pass	$1,362	$47,809	$36,731	$12,973	$2,723	$6,060	$—	$5,572	$113,230
Special Mention	—	—	—	—	1,305	—	—	—	1,305
Total multifamily	$1,362	$47,809	$36,731	$12,973	$4,028	$6,060	$—	$5,572	$114,535
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	2023	2022	2021	2020	2019	Prior	Revolving Loans Converted to Term	Revolving	Total
Total commercial real estate:
Pass	$139,811	$375,019	$345,636	$276,792	$153,028	$326,857	$38,759	$88,261	$1,744,163
Pass/Watch	605	909	990	2,413	1,457	25,179	1,300	1,628	34,481
Special Mention	—	4,037	3,017	7,103	1,793	4,391	—	—	20,341
Substandard - Accruing	—	463	1,204	8,700	2,252	25,741	—	—	38,360
Substandard - Nonaccrual	—	—	—	188	—	4,922	—	—	5,110
Total commercial real estate:	$140,416	$380,428	$350,847	$295,196	$158,530	$387,090	$40,059	$89,889	$1,842,455
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate:
Pass	$88,688	$572,932	$118,264	$38,618	$38,835	$152,436	$1,670	$14,804	$1,026,247
Pass/Watch	173	4,881	28	—	350	4,808	179	—	10,419
Special Mention	—	—	—	—	256	1,478	—	—	1,734
Substandard - Accruing	—	—	—	—	—	120	—	—	120
Substandard - Nonaccrual	—	5,706	3,240	2,223	3,942	5,408	—	35	20,554
Total residential real estate	$88,861	$583,519	$121,532	$40,841	$43,383	$164,250	$1,849	$14,839	$1,059,074
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Public Finance:
Pass	$31,609	$—	$43,980	$178,130	$203,950	$137,539	$—	$2	$595,210
Pass/Watch	—	—	—	—	7,634	—	—	—	7,634
Total public finance	$31,609	$—	$43,980	$178,130	$211,584	$137,539	$—	$2	$602,844
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$2,387	$2,590	$5,646	$9,846	$3,674	$2,760	$66	$9,968	$36,937
Pass/Watch	—	62	119	100	187	159	1	51	679
Special Mention	—	—	14	8	—	—	—	—	22
Substandard - Accruing	5	—	—	—	—	—	37	—	42
Substandard - Nonaccrual	—	—	1	—	—	—	—	—	1
Total consumer	$2,392	$2,652	$5,780	$9,954	$3,861	$2,919	$104	$10,019	$37,681
Gross charge-offs	$—	$—	$12	$8	$71	$32	$3	$142	$268

Other:
Pass	$7,660	$7,808	$13,662	$6,061	$441	$10,244	$4,935	$117,017	$167,828
Pass/Watch	—	—	2,332	—	2,391	—	—	—	4,723
Substandard - Accruing	—	—	2,727	—	—	—	—	—	2,727
Substandard - Nonaccrual	—	—	2,398	—	—	—	434	—	2,832
Total other	$7,660	$7,808	$21,119	$6,061	$2,832	$10,244	$5,369	$117,017	$178,110
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	2023	2022	2021	2020	2019	Prior	Revolving Loans Converted to Term	Revolving	Total
Total loans:
Pass	$570,570	$1,438,813	$915,273	$663,618	$445,219	$678,635	$72,047	$1,033,353	$5,817,528
Pass/Watch	9,954	8,374	10,470	4,997	13,502	31,772	1,647	70,504	151,220
Special Mention	3,526	42,918	33,821	8,401	2,733	6,930	199	7,662	106,190
Substandard - Accruing	635	463	9,579	14,588	3,658	29,541	3,341	2,247	64,052
Substandard - Nonaccrual	—	5,706	8,819	9,067	4,738	10,725	434	131	39,620
Doubtful	—	—	—	—	570	35	250	57	912
Total loans	$584,685	$1,496,274	$977,962	$700,671	$470,420	$757,638	$77,918	$1,113,954	$6,179,522
Gross charge-offs	$—	$—	$407	$8	$71	$398	$2,993	$142	$4,019
The following table presents the credit risk profile of our loan portfolio based on our rating categories as of December 31, 2022, which is prior to the adoption of ASU 2016-13 on January 1, 2023 and continue to be reported under ASC 310, Receivables. For a description of these risk ratings, please see our 2022 Annual Report. Amounts are presented at unpaid principal balance.

	Non-Classified	Classified	Total
Commercial and industrial	$2,969,786	$55,288	$3,025,074
Commercial real estate	1,715,415	37,945	1,753,360
Residential real estate	1,096,108	10,685	1,106,793
Consumer	43,592	114	43,706
Total loans	$5,824,901	$104,032	$5,928,933

The following table presents information about collateral dependent loans that were individually evaluated for purposes of determining the ACL as of:

	Collateral Dependent Loans With Allowance		Collateral Dependent Loans With No Related Allowance	Total Collateral Dependent Loans
	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
September 30, 2023
Commercial & industrial	$11,991	$4,794	$44	$12,035	$4,794
Commercial real estate:
Non-owner occupied	96	22	4,086	4,182	22
Owner occupied	614	188	126	740	188
Construction and land	—	—	188	188	—
Total commercial real estate	710	210	4,400	5,110	210
Residential real estate	1,304	74	19,250	20,554	74
Consumer	1	1	—	1	1
Other	—	—	2,832	2,832	—
Total loans	$14,006	$5,079	$26,526	$40,532	$5,079
December 31, 2022
Commercial & industrial	$6,330	$1,101	$3,164	$9,494	$1,101
Commercial real estate:
Non-owner occupied	115	36	2,033	2,148	36
Owner occupied	681	153	5,256	5,937	153
Construction and land	—	—	198	198	—
Total commercial real estate	796	189	7,487	8,283	189
Residential real estate	836	34	9,779	10,615	34
Consumer	91	88	—	91	88
Other	—	—	475	475	—
Total loans	$8,053	$1,412	$20,905	$28,958	$1,412
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
During the three and nine months ended September 30, 2023, no loans received a material modification based on borrower financial difficulty.
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
The unpaid principal loan balance of our servicing portfolio is presented in the following table as of:

	September 30, 2023	December 31, 2022
Federal National Mortgage Association	$2,486,363	$2,517,434
Federal Home Loan Mortgage Corporation	1,720,075	1,630,403
Government National Mortgage Association	1,071,769	916,455
Federal Home Loan Bank	106,410	111,699
Other	1,278	1,413
Total	$5,385,895	$5,177,404
The activity of MSRs carried at fair value is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Balance, beginning of period	$78,390	$66,047	$74,097	$47,392
Additions:
Servicing resulting from transfers of financial assets	2,690	3,489	7,634	11,681
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	1,762	6,270	4,440	21,142
Changes in fair value due to pay-offs, pay-downs, and runoff	(1,806)	(1,956)	(5,135)	(6,365)
Balance, end of period	$81,036	$73,850	$81,036	$73,850

The following represents the weighted-average key assumptions used to estimate the fair value of MSRs as of:

	September 30, 2023	December 31, 2022	September 30, 2022
Discount rate	10.27%	9.85%	9.34%
Total prepayment speeds	7.30%	7.40%	7.43%
Cost of servicing each loan	$90/per loan	$88/per loan	$87/per loan
Total servicing and ancillary fees earned from the mortgage servicing portfolio is presented in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Servicing fees	$3,758	$4,111	$11,064	$10,807
Late and ancillary fees	196	123	550	264
Total	$3,954	$4,234	$11,614	$11,071
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

The components of our banking derivative financial instruments consisted of the following as of:

	Number of Transactions	Expiration Dates	Outstanding Notional	Estimated Fair Value
September 30, 2023
Derivative financial instruments designated as hedging instruments:
Assets:
Interest Rate Products	32	2028 - 2036	$198,424	$19,246
Derivative financial instruments not designated as hedging instruments:
Assets:
Interest Rate Products	45	2023 - 2037	$397,422	$30,938
Other	1	2025	$14,638	$4
Liabilities:
Interest Rate Products	45	2023 - 2037	$397,422	$30,319
December 31, 2022
Derivative financial instruments designated as hedging instruments:
Assets:
Interest Rate Products	32	2028-2036	$201,906	$15,636
Derivative financial instruments not designated as hedging instruments:
Assets:
Interest Rate Products	41	2024-2037	$338,770	$24,615
Other	1	2025	$14,638	$—
Liabilities:
Interest Rate Products	41	2024-2037	$338,770	$24,242
We recorded gains and losses on banking derivative assets and liabilities as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Recorded gain on banking derivative assets	$10,700	$15,123	$15,745	$30,192
Recorded loss on banking derivative liabilities	$(10,263)	$(14,771)	$(15,494)	$(29,095)
For the three months ended September 30, 2023 and 2022, our banking derivative financial instruments not designated as hedging instruments generated fee income of $111 and $492, respectively. For the nine months ended September 30, 2023 and 2022 our banking derivative financial instruments not designated as hedging instruments generated fee income of $1,079, and $1,294, respectively.
The carrying amount of hedged loans receivable as of September 30, 2023 and December 31, 2022 was $182,447 and $181,377, respectively. The cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged loans receivable as of September 30, 2023 and December 31, 2022 was $(14,249) and $(12,752), respectively.
The carrying amount of hedged securities available-for-sale as of September 30, 2023 and December 31, 2022 was $35,449 and $35,869, respectively. The cumulative amount of fair value hedging adjustment, net of tax included in other comprehensive income (loss) as of September 30, 2023 and December 31, 2022 was $3,768, and $2,174, respectively.

Credit-risk-related Contingent Features:
We have agreements with each of our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations.
We also have agreements with our derivative counterparties that contain a provision where if we fail to maintain our status as a well-capitalized institution, then our derivative counterparties have the right but not the obligation to terminate existing swaps. As of September 30, 2023 and December 31, 2022, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $31,061 and $24,677, respectively. As of September 30, 2023 and December 31, 2022, we have minimum collateral posting thresholds with our derivative counterparties and have posted collateral of $10,890 and $8,790, respectively. If we had breached any of these provisions at September 30, 2023, we could have been required to settle our obligations under the agreements at their termination value of $31,061.
Mortgage Banking Derivative Financial Instruments:
The components of our mortgage banking derivative financial instruments consisted of the following as of:

	Expiration Dates	Outstanding Notional	Estimated Fair Value
September 30, 2023
Derivative financial instruments
Assets:
Interest rate lock commitments (IRLC)	2023	$57,868	$59
Forward MBS trades	2023	$74,000	$568
Liabilities:
Futures	2023	$18,800	$1,274
December 31, 2022
Derivative financial instruments
Assets:
Forward MBS trades	2023	$85,000	$36
Liabilities:
Futures	2023	$21,800	$225
Interest rate lock commitments (IRLC)	2023	$52,533	$60
We recorded gains and losses on mortgage banking derivative assets and liabilities as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Recorded gain on mortgage banking derivative assets	$955	$3,277	$651	$5,189
Recorded loss on mortgage banking derivative liabilities	$(3,459)	$(2,844)	$(3,499)	$(16,940)

NOTE 7 - Deposits
The composition of our deposits is as follows as of:

	September 30, 2023	December 31, 2022
Noninterest-bearing demand deposit accounts	$1,610,650	$1,820,490
Interest-bearing deposit accounts:
Interest-bearing demand accounts	440,845	212,357
Savings accounts and money market accounts	2,476,097	2,759,969
NOW accounts	35,686	50,224
Certificate of deposit accounts:
Less than $100	744,026	241,322
$100 through $250	554,307	270,790
Greater than $250	478,236	409,910
Total interest-bearing deposit accounts	4,729,197	3,944,572
Total deposits	$6,339,847	$5,765,062
The following table summarizes the interest expense incurred on our deposits:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Interest-bearing deposit accounts:
Interest-bearing demand accounts	$3,709	$449	$6,929	$733
Savings accounts and money market accounts	8,677	1,859	20,555	4,095
NOW accounts	104	46	242	115
Certificate of deposit accounts	18,406	920	38,078	2,077
Total interest-bearing deposit accounts	$30,896	$3,274	$65,804	$7,020
The remaining maturity on certificate of deposit accounts is as follows as of:

September 30, 2023
Remainder of 2023	$300,939
2024	1,345,270
2025	112,113
2026	9,038
2027	4,081
2028	2,527
Thereafter	2,601
Total certificate of deposit accounts	$1,776,569

NOTE 8 - Securities Sold Under Agreements to Repurchase
Information concerning securities sold under agreements to repurchase is as follows as of and for the periods ended:

	September 30, 2023	December 31, 2022
Amount outstanding at period-end	$25,868	$36,721
Average daily balance during the period	$29,953	$54,335
Average interest rate during the period	0.77%	0.27%
Maximum month-end balance during the period	$40,432	$70,838
Weighted average interest rate at period-end	0.90%	0.42%
At September 30, 2023 and December 31, 2022, such agreements were secured by investment and mortgage-related securities with an approximate carrying amount of $30,934 and $48,931, respectively. Pledged securities are maintained by safekeeping agents at the direction of the Bank. Our agreements to repurchase generally mature daily, and are considered to be in an overnight and continuous position.
NOTE 9 - Debt
FHLB advances
The following is a breakdown of our FHLB advances and other borrowings outstanding as of:

	September 30, 2023		December 31, 2022
	Amount	Rate	Amount	Rate
Variable rate line-of-credit advance	$330,000	5.49%	$643,885	4.48%
The advances were collateralized by $1,659,712 and $1,630,939 of loans pledged to the FHLB as of September 30, 2023 and December 31, 2022, respectively.
As of September 30, 2023 and December 31, 2022, the Bank had total borrowing capacity with the FHLB that is based on qualified collateral lending values of $1,213,992 and $1,139,356, respectively. Our additional borrowing availability with the FHLB at September 30, 2023 was $1,051,446. These borrowings can be in the form of additional term advances or a line-of-credit.
FRB advances
We also had a $1,980,993 line-of-credit with the FRB. The agreement bears interest at the Fed Funds target rate plus 0.50% and is secured by $2,468,593 of investment securities and loans pledged to the FRB as collateral. No amounts were drawn on the line-of-credit as of September 30, 2023.
Other borrowings
We have lines-of-credit with certain other financial institutions totaling $105,000 as of September 30, 2023. No amounts were drawn on these lines-of-credit at September 30, 2023.
Convertible Notes Payable
On August 31, 2023, the convertible notes of $5,456 matured and were repaid in full. As of December 31, 2022, we had outstanding convertible notes of $5,456. The annual interest rate on these convertible notes was 3.29% with quarterly interest payments. With respect to conversion, each $1 (in thousands) principal amount of the convertible notes can be converted to 15.6717 shares of Parent Company common stock at any time until maturity. The conversion feature was not exercised at maturity.
Accretion for the three months ended September 30, 2023 and 2022 was $25 and $38, respectively. Accretion for the nine months ended September 30, 2023 and 2022 was $101 and $1,093, respectively. As of December 31, 2022, the debt discount on the convertible notes was $101.

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
Trust preferred securities
We have issued $9,279 in trust preferred securities through a special-purpose trust, New Mexico Banquest Capital Trust I (“NMBCT I”). In addition, we have issued $4,640 in trust preferred securities through a special purpose trust, New Mexico Banquest Capital Trust II (“NMBCT II”, and together with NMBCT I, collectively referred to as “NMBCT Trusts”). Interest is payable quarterly at a rate of three-month LIBOR (which was amended to three-month term SOFR as of June 30, 2023) plus 3.35% (8.51% and 5.60% as of September 30, 2023 and 2022, respectively) for the trust preferred securities issued through NMBCT I and at a rate of three-month LIBOR (which was amended to three-month term SOFR as of June 30, 2023) plus 2.00% (7.39% and 4.96% as of September 30, 2023 and 2022, respectively) for the trust preferred securities issued through NMBCT II.
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
The following table sets forth the computation of basic and diluted earnings per share of common stock:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Net income applicable to common stockholders	$25,232	$26,513	$79,519	$34,612
Weighted Average Shares
Weighted average common shares outstanding	24,942,389	24,877,607	24,933,168	22,685,496
Effect of dilutive securities
Stock-based awards	415,418	531,208	432,129	596,437
Convertible notes payable	—	85,500	—	—
Weighted average diluted common shares	25,357,807	25,494,315	25,365,297	23,281,933
Earnings per common share
Basic earnings per common share	$1.01	$1.07	$3.19	$1.53
Effect of dilutive securities
Stock-based awards	(0.01)	(0.03)	(0.06)	(0.04)
Diluted earnings per common share	$1.00	$1.04	$3.13	$1.49
Shares of common stock not considered in computing diluted earnings per share because they were antidilutive were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Stock-based awards	—	845	—	34,828
Convertible notes payable	—	—	—	85,500

NOTE 11 - Accumulated Other Comprehensive Income (Loss)
The following table sets forth the components in accumulated other comprehensive income (loss):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Securities available-for-sale:
Balance, beginning of period	$(48,977)	$(40,535)	$(46,157)	$1,664
Unrealized loss	(9,381)	(6,613)	(13,117)	(62,473)
Income tax effect	2,292	1,506	3,208	15,167
Net unrealized loss	(7,089)	(5,107)	(9,909)	(47,306)
Balance, end of period	$(56,066)	$(45,642)	$(56,066)	$(45,642)

Fair value hedges of securities available-for-sale:
Balance, beginning of period	$2,478	$1,098	$2,174	$—
Unrealized gain	1,707	1,821	2,110	3,211
Income tax effect	(417)	(383)	(516)	(675)
Net unrealized gain	1,290	1,438	1,594	2,536
Balance, end of period	$3,768	$2,536	$3,768	$2,536
NOTE 12 - Stockholders’ Equity
Equity Incentive Plans:

2017 Equity Incentive Plan
The 2017 Equity Incentive Plan (the “2017 Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock and other stock awards to its employees, directors and consultants for up to 1,977,292 shares of FirstSun common stock in the aggregate.
The following table presents stock options outstanding at September 30, 2023. There were no exercises, grants or forfeitures during the three or nine months ended September 30, 2023:

	Shares	Weighted-Average Exercise Price, per Share	Weighted-Average Remaining Contractual Term (years)
September 30, 2023
Outstanding, end of period	1,307,915	$20.23	4.51
Options vested or expected to vest	1,307,915	$20.23
Options exercisable, end of period	1,261,539	$20.11	4.42
At September 30, 2023, there was $243 of total unrecognized compensation cost related to non-vested stock options. The unrecognized compensation cost at September 30, 2023 is expected to be recognized over the following two years. At September 30, 2023 and December 31, 2022, the intrinsic value of the stock options was $11,891 and $21,216, respectively.
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
In May 2022, we issued 11,344 shares of restricted stock that were fully vested in May 2023. In May 2023, we issued 15,007 shares of restricted stock that will fully vest in May 2024. At September 30, 2023, there was $236 of total unrecognized compensation cost related to the non-vested restricted stock.
In May 2023, we issued performance-based restricted stock under the LTIP that, subject to the achievement of performance conditions, will fully vest in April 2026. At September 30, 2023, we determined it is probable that 100,373 shares will be issued based upon the probability that the performance conditions will be achieved. At September 30, 2023, there was $2,342 of total unrecognized compensation cost related to the non-vested restricted stock granted on these probable shares.
In May 2022, we issued performance-based restricted stock under the LTIP that, subject to the achievement of performance conditions, will fully vest in April 2025. At September 30, 2023, we determined it is probable that 68,881 shares will be issued based upon the probability that the performance conditions will be achieved. At September 30, 2023, there was $1,225 of total unrecognized compensation cost related to the non-vested restricted stock granted on these probable shares.
For the three months ended September 30, 2023 and 2022, we recorded total compensation cost from the 2017 and 2021 Plans of $660 and $473, respectively. For the nine months ended September 30, 2023 and 2022, we recorded total compensation cost from the 2017 and 2021 Plans of $1,743 and $1,093, respectively.
Acquired Equity Incentive Plans
In conjunction with the Pioneer acquisition, we assumed certain options that had been granted under Pioneer’s option plans. All assumed options were fully vested and exercisable. No further options will be granted under the Pioneer plans. The following table presents option activity:

	For the three months ended September 30, 2023			For the nine months ended September 30, 2023
	Shares	Weighted-Average Exercise Price, per Share	Weighted-Average Remaining Contractual Term (years)	Shares	Weighted-Average Exercise Price, per Share	Weighted-Average Remaining Contractual Term (years)
September 30, 2023
Outstanding, beginning of period	156,095	$23.67		170,711	$23.19
Exercised	(22,972)	26.84		(32,107)	24.26
Forfeited	(1,044)	27.30		(6,525)	20.04
Outstanding, vested, and exercisable, end of period	132,079	$23.09	4.1	132,079	$23.09	4.1
At September 30, 2023 and December 31, 2022, the intrinsic value of the stock options was $823 and $2,263, respectively.

NOTE 13 - Income Taxes
The provision for income taxes in interim periods requires us to make a best estimate of the effective tax rate expected to be applicable for the full year, adjusted for any discrete items for the applicable period. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes.
The provision for income tax is summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Provision for income taxes	$6,762	$7,628	$21,557	$8,559
Effective tax provision rate	21.1%	22.3%	21.3%	19.8%
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
The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. As of September 30, 2023, both the Parent Company and the Bank met all capital adequacy requirements to which they were subject.
Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of September 30, 2023 and December 31, 2022, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Actual and required capital amounts for the Parent Company are as follows as of:

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2023
Total risk-based capital to risk-weighted assets:	$925,781	12.93%	$572,594	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$772,583	10.79%	$429,446	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$772,583	10.79%	$322,084	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$772,583	10.37%	$298,033	4.00%	N/A	N/A
December 31, 2022
Total risk-based capital to risk-weighted assets:	$829,712	11.99%	$553,440	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$687,602	9.94%	$415,080	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$687,602	9.94%	$311,310	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$687,602	9.71%	$283,353	4.00%	N/A	N/A
Actual and required capital amounts for the Bank are as follows as of:

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2023
Total risk-based capital to risk-weighted assets:	$889,647	12.46%	$571,423	8.00%	$714,279	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$811,628	11.36%	$428,568	6.00%	$571,423	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$811,628	11.36%	$321,426	4.50%	$464,281	6.50%
Tier 1 leverage capital to average assets:	$811,628	10.89%	$298,059	4.00%	$372,573	5.00%
December 31, 2022
Total risk-based capital to risk-weighted assets:	$815,335	11.81%	$552,237	8.00%	$690,296	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$748,105	10.84%	$414,177	6.00%	$552,237	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$748,105	10.84%	$310,633	4.50%	$448,692	6.50%
Tier 1 leverage capital to average assets:	$748,105	10.56%	$283,245	4.00%	$354,056	5.00%

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

The following table sets forth our assets and liabilities measured at fair value on a recurring basis as of:

	Level 1	Level 2	Level 3
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total Estimated Fair Value
September 30, 2023
Available-for-sale securities	$52,853	$443,139	$—	$495,992
Loans held-for-sale	—	51,465	—	51,465
Mortgage servicing rights	—	—	81,036	81,036
Derivative financial instruments - assets	—	50,815	—	50,815
Derivative financial instruments - liabilities	—	(31,593)	—	(31,593)
Total	$52,853	$513,826	$81,036	$647,715

December 31, 2022
Available-for-sale securities	$56,649	$480,324	$—	$536,973
Loans held-for-sale	—	57,323	—	57,323
Mortgage servicing rights	—	—	74,097	74,097
Derivative financial instruments - assets	—	40,287	—	40,287
Derivative financial instruments - liabilities	—	(24,527)	—	(24,527)
Total	$56,649	$553,407	$74,097	$684,153
For further details on our Level 3 inputs related to MSRs, see Note 5 - Mortgage Servicing Rights.
The following table presents a reconciliation for our Level 3 assets measured at fair value on a recurring basis:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Balance, beginning of period	$78,390	$66,047	$74,097	$47,392
Total (losses) gains included in earnings	(44)	4,314	(695)	14,777
Purchases, issuances, sales and settlements:
Issuances	2,690	3,489	7,634	11,681
Balance, end of period	$81,036	$73,850	$81,036	$73,850

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

	Level 3
	September 30, 2023	December 31, 2022
Collateral dependent loans:
Commercial and industrial	$7,197	$5,229
Commercial real estate	500	607
Residential real estate	1,230	802
Consumer	—	3
Total collateral dependent loans	$8,927	$6,641
Other real estate owned and foreclosed assets, net:
Commercial real estate	$7,428	$5,391
Residential real estate	967	967
Total other real estate owned and foreclosed assets, net:	$8,395	$6,358
The fair value of the financial assets in the table above utilize the market approach valuation technique, with discount adjustments for differences between comparable sales.

Fair value of financial instruments not carried at fair value:
The carrying amounts and estimated fair values of financial instruments not carried at fair value are as follows as of:

		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
September 30, 2023
Assets:
Cash and cash equivalents	$443,887	$443,887	$443,887	$—	$—
Securities held-to-maturity	37,410	30,792	—	30,792	—
Loans (excluding collateral dependent loans at fair value)	6,170,595	6,036,398	—	—	6,036,398
Restricted equity securities	35,396	35,396	—	35,396	—
Accrued interest receivable	37,218	37,218	—	2,328	34,890

Liabilities:
Deposits (excluding demand deposits)	$4,288,352	$4,273,238	$2,511,783	$1,761,455	$—
Securities sold under agreements to repurchase	25,868	25,868	—	25,868	—
FHLB advances	330,000	330,000	—	330,000	—
Subordinated debt, net	75,180	70,934	—	70,934	—
Accrued interest payable	9,862	9,862	—	9,862	—
December 31, 2022
Assets:
Cash and cash equivalents	$343,526	$343,526	$343,526	$—	$—
Securities held-to-maturity	38,901	33,218	—	33,218	—
Loans (excluding impaired loans)	5,871,274	5,756,197	—	—	5,756,197
Restricted equity securities	50,215	50,215	—	50,215	—
Accrued interest receivable	28,543	28,543	—	2,049	26,494

Liabilities:
Deposits (excluding demand deposits)	$3,732,215	$3,696,438	$—	$3,696,438	$—
Securities sold under agreements to repurchase	36,721	36,721	—	36,721	—
FHLB advances	643,885	643,885	—	643,885	—
Convertible notes payable, net	5,355	5,329	—	5,329	—
Subordinated debt, net	74,880	71,618	—	71,618	—
Accrued interest payable	5,798	5,798	—	5,798	—
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
Significant segment totals are reconciled to the financial statements as follows for the three months ended September 30,:

	Banking	Mortgage Operations	Corporate	Total Segments
2023
Summary of Operations
Net interest income (loss)	$73,496	$1,171	$(1,257)	$73,410

Provision (benefit) for credit losses	6,319	(2,429)	—	3,890

Noninterest income:
Service charges on deposit accounts	5,475	—	—	5,475
Credit and debit card fees	2,996	—	—	2,996
Trust and investment advisory fees	1,398	—	—	1,398
Income from mortgage banking services, net	(526)	7,939	—	7,413
Other noninterest income	1,368	—	—	1,368
Total noninterest income	10,711	7,939	—	18,650

Noninterest expense:
Salary and employee benefits	27,701	5,844	423	33,968
Occupancy and equipment	7,449	707	60	8,216
Other noninterest expenses	9,990	3,820	182	13,992
Total noninterest expense	45,140	10,371	665	56,176

Income (loss) before income taxes	$32,748	$1,168	$(1,922)	$31,994

Other Information
Depreciation expense	$1,567	$57	$—	$1,624
Identifiable assets	$6,824,853	$871,032	$60,990	$7,756,875

	Banking	Mortgage Operations	Corporate	Total Segments
2022
Summary of Operations
Net interest income (loss)	$68,159	$1,492	$(1,165)	$68,486

Provision for credit losses	3,223	527	—	3,750

Noninterest income:
Service charges on deposit accounts	4,807	—	—	4,807
Credit and debit card fees	3,103	—	—	3,103
Trust and investment advisory fees	1,552	—	—	1,552
Income from mortgage banking services, net	(701)	14,486	—	13,785
Other noninterest income	1,706	—	—	1,706
Total noninterest income	10,467	14,486	—	24,953

Noninterest expense:
Salary and employee benefits	23,210	8,922	376	32,508
Occupancy	7,190	988	38	8,216
Other noninterest expenses	11,146	3,314	364	14,824
Total noninterest expense	41,546	13,224	778	55,548

Income (loss) before income taxes	$33,857	$2,227	$(1,943)	$34,141

Other Information
Depreciation expense	$1,839	$81	$—	$1,920
Identifiable assets	$6,315,984	$693,473	$43,460	$7,052,917

Significant segment totals are reconciled to the financial statements as follows for the nine months ended September 30,:

	Banking	Mortgage Operations	Corporate	Total Segments
2023
Summary of Operations
Net interest income (loss)	$220,608	$4,532	$(3,778)	$221,362

Provision (benefit) for credit losses	12,382	(710)	—	11,672

Noninterest income:
Service charges on deposit accounts	15,848	—	—	15,848
Credit and debit card fees	9,033	1	—	9,034
Trust and investment advisory fees	4,337	—	—	4,337
Income from mortgage banking services, net	(1,126)	27,627	—	26,501
Other noninterest income	6,151	—	—	6,151
Total noninterest income	34,243	27,628	—	61,871

Noninterest expense:
Salary and employee benefits	81,667	19,868	1,538	103,073
Occupancy and equipment	22,105	2,088	145	24,338
Other noninterest expenses	30,293	11,155	1,626	43,074
Total noninterest expense	134,065	33,111	3,309	170,485

Income (loss) before income taxes	$108,404	$(241)	$(7,087)	$101,076

Other Information
Depreciation expense	$4,870	$177	$—	$5,047
Identifiable assets	$6,824,853	$871,032	$60,990	$7,756,875

	Banking	Mortgage Operations	Corporate	Total Segments
2022
Summary of Operations
Net interest income (loss)	$167,606	$5,193	$(4,443)	$168,356

Provision for credit losses	9,853	2,597	—	12,450

Noninterest income:
Service charges on deposit accounts	13,111	—	—	13,111
Credit and debit card fees	8,508	—	—	8,508
Trust and investment advisory fees	5,408	—	—	5,408
Income from mortgage banking services, net	(1,972)	41,989	—	40,017
Other noninterest income	3,913	(9)	—	3,904
Total noninterest income	28,968	41,980	—	70,948

Noninterest expense:
Salary and employee benefits	69,880	30,854	1,247	101,981
Occupancy	19,937	2,826	39	22,802
Other noninterest expenses	46,203	10,439	2,258	58,900
Total noninterest expense	136,020	44,119	3,544	183,683

Income (loss) before income taxes	$50,701	$457	$(7,987)	$43,171

Other Information
Depreciation expense	$5,011	$294	$—	$5,305
Identifiable assets	$6,315,984	$693,473	$43,460	$7,052,917

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
Undistributed portion of committed loans and unused lines of credit
Loan commitments are agreements to lend to a customer as long as there is no customer violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee. As of September 30, 2023 and December 31, 2022, commitments included the funding of fixed-rate loans totaling $187,807 and $218,309 and variable-rate loans totaling $1,650,615 and $1,727,246, respectively. The fixed-rate loan commitments have interest rates ranging from 1.00% to 18.00% at September 30, 2023 and December 31, 2022, and maturities ranging from 1 month to 19 years at September 30, 2023 and from 1 month to 15 years at December 31, 2022.
Standby letters of credit
Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since many of the loan commitments and letters of credit expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, owner occupied real estate, and/or income-producing commercial properties. As of September 30, 2023 and December 31, 2022, our standby letters of credit commitment totaled $23,977 and $17,426, respectively.
MPF Master Commitments
The Bank has previously executed MPF Master Commitments (Commitments) with the FHLB to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB’s first loss account for mortgages delivered under the Commitments. The Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to manage the credit risk of the MPF Program mortgage loans. As of September 30, 2023 and December 31, 2022, the Bank considered the amount of any of its liability for the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments to be immaterial, and has not recorded a liability and offsetting receivable. As of September 30, 2023 and December 31, 2022, the maximum potential amount of future payments that the Bank would have been required to make under the Commitments was $3,783, respectively. Under the Commitments, the Bank agrees to service the loans and therefore, is responsible for any necessary foreclosure proceedings. Any future recoveries on any losses would not be paid by the FHLB under the Commitments. The Bank has not experienced any material losses under these guarantees.
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
Check Fraud Litigation
Rodeo Electrical Services, Inc. and its owner (“RESI”) filed a civil action against the Bank on June 23, 2020 in the Santa Fe County, New Mexico District Court. The Complaint alleges the bank conspired with or otherwise aided a former RESI employee’s embezzlement of approximately $400,000 from RESI. The complaint seeks compensatory, exemplary, statutory, and punitive damages, as well as payment of RESI’s legal fees and expenses. The Bank’s position is that RESI’s claims against the Bank are legally barred by their failure to timely notify the Bank of transaction activity associated with the embezzlement scheme. The Bank’s motion for relief from the May 5, 2023 default judgment is now before the Court of Appeals. The case has been scheduled for a jury trial commencing on January 8, 2024. At this time, the Bank is unable to reasonably estimate the final outcome of this litigation.
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

	September 30, 2023	December 31, 2022
ROU asset on leased property, gross	$37,021	$35,212
Accumulated amortization	(11,047)	(6,808)
ROU asset, net (included in Prepaid expenses and other assets in our consolidated balance sheets)	$25,974	$28,404
Lease liability (Included in Accrued expenses and other liabilities in our consolidated balance sheets)	$28,360	$31,267
Weighted Average Remaining Life - Operating Leases	5.63	5.92
Weighted Average Rate - Operating Leases	2.07%	1.81%
The following table reconciles future undiscounted lease payments due under non-cancelable operating leases to the aggregate operating lessee lease liability as of September 30, 2023:

Remainder of 2023	$7,434
2024	6,589
2025	4,789
2026	2,986
2027	2,549
2028	5,604
Thereafter	232
Total undiscounted operating lease liability	30,183
Imputed interest	1,823
Total operating lease liability included in the accompanying balance sheet	$28,360
Total lease expense for three months ended September 30, 2023 and 2022 was $1,888 and $2,063, respectively. Total lease expense for the nine months ended September 30, 2023 and 2022 was $5,633 and $5,839, respectively. The components of total lease expense for the periods ended September 30, 2023 was as follows:

	For the three months ended September 30,	For the nine months ended September 30,
	2023	2023
Operating leases	$1,887	$5,642
Short-term leases	60	160
Sublease income	(59)	(169)
Net lease expense	$1,888	$5,633
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
Early 2023 Banking Events
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
Vendor Incident
As disclosed in our Form 8-K filed on July 14, 2023, on or about May 31, 2023, we were informed by a third-party vendor of a zero-day vulnerability in the vendor’s managed file transfer software MOVEit (the “Vendor Incident”). The Bank utilizes MOVEit for securely transferring sensitive and confidential information and other data, including for its First National 1870 and Guardian Mortgage divisions. The costs associated with the Vendor Incident have not had and are not expected to have a material impact on the Company’s financial condition or results of operation.

Financial Summary
Third Quarter 2023 Highlights:
•Net income of $25.2 million, $1.00 per diluted share
•Net interest margin of 4.23%
•Return on average total assets of 1.34%
•Return on average stockholders’ equity of 12.03%
•Average deposit growth of 24.0% annualized
•Loan growth of 1.6% annualized
•20.3% noninterest income to total revenue1
Net income totaled $25.2 million, or $1.00 per diluted share, for the third quarter of 2023, compared to $26.5 million, or $1.04 per diluted share, for the third quarter of 2022. The return on average assets was 1.34% for the third quarter of 2023, compared to 1.52% for the third quarter of 2022, and the return on average equity was 12.03% for the third quarter of 2023, compared to 14.50% for the third quarter of 2022.
Net income totaled $79.5 million, or $3.13 per diluted share, for the nine months ended September 30, 2023, compared to $34.6 million, or $1.49 per diluted share, for the same period in 2022. The return on average assets was 1.42% for the nine months ended September 30, 2023, compared to 0.70% for the same period in 2022, and the return on average equity was 12.97% for the nine months ended September 30, 2023, compared to 6.90% for the same period in 2022.
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

1 Total revenue is net interest income plus noninterest income.

The following table sets forth certain summary financial and other information of FirstSun:

	For the three months ended September 30,		For the nine months ended September 30,		For the year ended December 31,
($ in thousands, except share and per share amounts)	2023	2022	2023	2022	2022
Income Statement:
Net interest income	$73,410	$68,486	$221,362	$168,356	$241,632
Taxable equivalent adjustment	1,286	1,236	3,816	3,841	5,059
Net interest income - fully tax equivalent ("FTE") basis (non-GAAP) (3)	$74,696	$69,722	$225,178	$172,197	$246,691
Provision for credit losses	$3,890	$3,750	$11,672	$12,450	$18,050
Noninterest income	$18,650	$24,953	$61,871	$70,948	$89,566
Noninterest expense	$56,176	$55,548	$170,485	$183,683	$239,126
Net income	$25,232	$26,513	$79,519	$34,612	$59,182
Per Common Share Data:
Weighted average diluted common shares	25,357,807	25,494,315	25,365,297	23,281,933	23,838,471
Net income (basic)	$1.01	$1.07	$3.19	$1.53	$2.55
Net income (diluted)	$1.00	$1.04	$3.13	$1.49	$2.48
Cash dividends	$—	$—	$—	$—	$—
Dividend payout ratio	—%	—%	—%	—%	—%
Book value	$33.83	$30.14	$33.83	$30.14	$31.08
Tangible common book value (non-GAAP) (3)	$29.60	$25.67	$29.60	$25.67	$26.69
Performance Ratios:
Return on average total assets	1.34%	1.52%	1.42%	0.70%	0.88%
Return on average stockholders' equity	12.03%	14.50%	12.97%	6.90%	8.55%
Return on tangible common stockholders' equity (non-GAAP) (3)	14.05%	17.05%	14.93%	7.58%	9.40%
Return on average tangible common stockholders' equity (non-GAAP) (3)	14.15%	17.59%	15.51%	8.35%	10.45%
Net interest margin	4.23%	4.26%	4.28%	3.66%	3.87%
Efficiency ratio (1)	61.02%	59.45%	60.19%	76.76%	72.20%
Net charge-offs (recoveries) to average loans outstanding	0.15%	0.01%	0.07%	0.01%	(0.01)%
Allowance for credit losses to loans	1.27%	1.07%	1.27%	1.07%	1.12%
Nonperforming loans to total loans (2)	0.66%	0.61%	0.66%	0.61%	0.49%
Balance Sheet:
Total loans, excluding loans held-for-sale	$6,179,522	$5,556,686	$6,179,522	$5,556,686	$5,911,832
Total assets	$7,756,875	$7,052,917	$7,756,875	$7,052,917	$7,430,322
Total deposits	$6,339,847	$5,760,418	$6,339,847	$5,760,418	$5,765,062
Total borrowed funds	$405,180	$390,969	$405,180	$390,969	$724,120
Total stockholders' equity	$843,719	$750,653	$843,719	$750,653	$774,536
Capital Ratios:
Total risk-based capital to risk-weighted assets	12.93%	12.06%	12.93%	12.06%	11.99%
Tier 1 risk-based capital to risk-weighted assets	10.79%	9.99%	10.79%	9.99%	9.94%
Common Equity Tier 1 (CET 1) to risk-weighted assets	10.79%	9.99%	10.79%	9.99%	9.94%
Tier 1 leverage capital to average assets	10.37%	9.55%	10.37%	9.55%	9.71%
Average stockholders' equity to average total assets	11.18%	10.52%	10.98%	10.13%	10.28%
Tangible common stockholders' equity to tangible assets (non-GAAP) (3)	9.65%	9.21%	9.65%	9.21%	9.09%
Tangible common stockholders’ equity to tangible assets reflecting net unrealized losses on HTM securities, net of tax (non-GAAP) (3)	9.59%	9.16%	9.59%	9.16%	9.03%
Nonfinancial Data:
Full-time equivalent employees	1,106	1,155	1,106	1,155	1,149
Banking branches	69	72	69	72	72
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

Non-GAAP Financial Measures and Reconciliations
The non-GAAP financial measures presented below are used by our management and our Board of Directors on a regular basis in addition to our GAAP results to facilitate the assessment of our financial performance. Management believes these non-GAAP financial measures enhance an investor’s understanding of our financial results by providing a meaningful basis for period-to-period comparisons, assisting in operating results analysis, and predicting future performance. This information supplements our GAAP reported results, and should not be viewed in isolation from, or as a substitute for, our GAAP results. Accordingly, this financial information should be read in conjunction with our consolidated financial statements and notes thereto for the three and nine months ended September 30, 2023, included elsewhere in this report. Non-GAAP financial measures exclude certain items that are included in the financial results presented in accordance with GAAP. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. These non-GAAP measures are not necessarily comparable to similar measures that may be represented by other companies.
The following table presents GAAP to non-GAAP reconciliations:

	For the three months ended September 30,		For the nine months ended September 30,		For the year ended December 31,
($ in thousands, except share and per share amounts)	2023	2022	2023	2022	2022
Tangible common stockholders’ equity:
Total common stockholders' equity (GAAP)	$843,719	$750,653	$843,719	$750,653	$774,536
Less: Goodwill and other intangible assets
Goodwill	(93,483)	(93,483)	(93,483)	(93,483)	(93,483)
Other intangible assets	(11,813)	(17,825)	(11,813)	(17,825)	(15,806)
Total tangible common stockholders' equity (non-GAAP) (1)	$738,423	$639,345	$738,423	$639,345	$665,247
Total common shares outstanding	24,942,645	24,906,032	24,942,645	24,906,032	24,920,984
Book value per common share (GAAP)	$33.83	$30.14	$33.83	$30.14	$31.08
Tangible book value per common share (non-GAAP)	$29.60	$25.67	$29.60	$25.67	$26.69
Return on tangible common stockholders’ equity:
Net income (GAAP)	$25,232	$26,513	$79,519	$34,612	$59,182
Add: Intangible amortization, net of tax	710	739	3,154	1,736	3,330
Tangible net income (non-GAAP)	$25,942	$27,252	$82,673	$36,348	$62,512
Tangible common stockholders’ equity (non-GAAP) (1)	$738,423	$639,345	$738,423	$639,345	$665,247
Return on common stockholders’ equity (GAAP)	11.96%	14.13%	12.57%	6.15%	7.64%
Return on tangible common stockholders’ equity (non-GAAP)	14.05%	17.05%	14.93%	7.58%	9.40%
Return on average tangible common stockholders’ equity:
Tangible net income (non-GAAP)	$25,942	$27,252	$82,673	$36,348	$62,512
Total average common stockholders' equity (GAAP)	$839,258	$731,549	$817,774	$668,991	$692,524
Less: Average goodwill and other intangible assets
Average goodwill	(93,483)	(93,483)	(93,483)	(73,560)	(78,582)
Average other intangible assets	(12,212)	(18,255)	(13,785)	(15,317)	(15,811)
Total average tangible common stockholders' equity (non-GAAP)	$733,563	$619,811	$710,506	$580,114	$598,131
Return on average common stockholders’ equity (GAAP)	12.03%	14.50%	12.97%	6.90%	8.55%
Return on average tangible common stockholders’ equity (non-GAAP)	14.15%	17.59%	15.51%	8.35%	10.45%
Net interest margin - FTE basis:
Net interest income (GAAP)	$73,410	$68,486	$221,362	$168,356	$241,632
Taxable equivalent adjustment	1,286	1,236	3,816	3,841	5,059
Net interest income - FTE basis (non-GAAP)	$74,696	$69,722	$225,178	$172,197	$246,691
Average earning assets	$6,947,500	$6,434,653	$6,891,380	$6,127,755	$6,244,221
Net interest margin (GAAP)	4.23%	4.26%	4.28%	3.66%	3.87%
Net interest margin - FTE basis (non-GAAP)	4.30%	4.31%	4.36%	3.75%	3.95%
(1) For all periods presented tangible stockholders’ equity is the same as tangible common stockholders’ equity.

	For the three months ended September 30,		For the nine months ended September 30,		For the year ended December 31,
($ in thousands, except share and per share amounts)	2023	2022	2023	2022	2022

Tangible common stockholders’ equity to tangible assets:
Total assets (GAAP)	$7,756,875	$7,052,917	$7,756,875	$7,052,917	$7,430,322
Less: Goodwill and other intangible assets
Goodwill	(93,483)	(93,483)	(93,483)	(93,483)	(93,483)
Other intangible assets	(11,813)	(17,825)	(11,813)	(17,825)	(15,806)
Total tangible assets (non-GAAP)	$7,651,579	$6,941,609	$7,651,579	$6,941,609	$7,321,033
Tangible common stockholders’ equity (non-GAAP) (1)	$738,423	$639,345	$738,423	$639,345	$665,247
Common stockholders' equity to total assets (GAAP)	10.88%	10.64%	10.88%	10.64%	10.42%
Tangible common stockholders’ equity to tangible assets (non-GAAP)	9.65%	9.21%	9.65%	9.21%	9.09%
Tangible common stockholders’ equity to tangible assets, reflecting net unrealized losses on HTM securities, net of tax:
Total tangible common stockholders' equity (non-GAAP)	$738,423	$639,345	$738,423	$639,345	$665,247
Less: Net unrealized losses on HTM securities, net of tax	(5,001)	(3,810)	(5,001)	(3,810)	(4,295)
Total tangible common stockholders’ equity less net unrealized losses on HTM securities, net of tax (non-GAAP)	$733,422	$635,535	$733,422	$635,535	$660,952
Total tangible assets (non-GAAP)	$7,651,579	$6,941,609	$7,651,579	$6,941,609	$7,321,033
Less: Net unrealized losses on HTM securities, net of tax	(5,001)	(3,810)	(5,001)	(3,810)	(4,295)
Total tangible assets less net unrealized losses on HTM securities, net of tax (non-GAAP)	$7,646,578	$6,937,799	$7,646,578	$6,937,799	$7,316,738
Tangible common stockholders’ equity to tangible assets (non-GAAP)	9.65%	9.21%	9.65%	9.21%	9.09%
Tangible common stockholders’ equity to tangible assets reflecting net unrealized losses on HTM securities, net of tax (non-GAAP)	9.59%	9.16%	9.59%	9.16%	9.03%
Net income excluding merger costs:
Net income (GAAP)	$25,232	$26,513	$79,519	$34,612	$59,182
Add: Merger costs
Merger related expenses	—	—	—	18,751	18,751
Income tax effect on merger related expenses	—	—	—	(4,083)	(4,083)
Provision for loan loss on Pioneer loans marked at a premium	—	—	—	2,884	2,884
Income tax effect on provision for loan loss on Pioneer loans marked at a premium	—	—	—	(521)	(521)
Total merger costs	—	—	—	17,031	17,031
Net income excluding merger costs (non-GAAP)	$25,232	$26,513	$79,519	$51,643	$76,213
Return on average total assets excluding merger costs:
Return on average total assets (ROAA) (GAAP)	1.34%	1.52%	1.42%	0.70%	0.88%
Add: Impact of merger costs, net of tax	—%	—%	—%	0.34%	0.25%
ROAA excluding merger costs (non-GAAP)	1.34%	1.52%	1.42%	1.04%	1.13%
Return on average stockholders’ equity excluding merger costs:
Return on average stockholders' equity (ROAE) (GAAP)	12.03%	14.50%	12.97%	6.90%	8.55%
Add: Impact of merger costs, net of tax	—%	—%	—%	3.39%	2.46%
ROAE excluding merger costs (non-GAAP)	12.03%	14.50%	12.97%	10.29%	11.01%
Efficiency ratio excluding merger related expenses:
Efficiency ratio (GAAP)	61.02%	59.45%	60.19%	76.76%	72.20%
Less: Impact of merger related expenses	—%	—%	—%	(7.84)%	(5.66)%
Efficiency ratio excluding merger related expenses (non-GAAP)	61.02%	59.45%	60.19%	68.92%	66.54%
Diluted earnings per share excluding merger costs:
Diluted earnings per share (GAAP)	$1.00	$1.04	$3.13	$1.49	$2.48
Add: Impact of merger costs, net of tax	—	—	—	0.73	0.72
Diluted earnings per share excluding merger costs (non-GAAP)	$1.00	$1.04	$3.13	$2.22	$3.20
(1) For all periods presented tangible stockholders’ equity is the same as tangible common stockholders’ equity.

Segments
Banking
Three months ended September 30, 2023 and 2022
Income before income taxes decreased $1.1 million to $32.7 million for the third quarter of 2023, from $33.9 million for the same period in 2022. The period over period decrease was primarily driven by an increase in provision for credit losses and salary and employee benefits partially offset by an increase in net interest income. Net interest income increased $5.3 million to $73.5 million for the third quarter of 2023, compared to $68.2 million for the same period in 2022. The increase in net interest income was primarily due to organic growth in our loan portfolio. Provision for credit losses increased $3.1 million to $6.3 million for the third quarter of 2023, from $3.2 million for the same period in 2022 as a result of organic loan growth and a $2.9 million charge-off on a certain exited customer relationship. Salary and employee benefits increased $4.5 million to $27.7 million for the third quarter of 2023, from $23.2 million for the same period in 2022 on increased headcount, annual compensation increases, and higher incentive compensation resulting from increased year-to-date profitability. Identifiable assets for our Banking segment grew by $0.5 billion to $6.8 billion at September 30, 2023 from $6.3 billion for the same period in 2022. The growth in identifiable assets was primarily driven by organic growth in our loan portfolios.
Nine months ended September 30, 2023 and 2022
Income before income taxes increased $57.7 million to $108.4 million for the nine months ended September 30, 2023, from $50.7 million for the same period in 2022. The period over period increase was primarily driven by an increase in net interest income and a decrease in other noninterest expenses. Net interest income increased $53.0 million to $220.6 million for the nine months ended September 30, 2023 compared to $167.6 million for the same period in 2022. The increase in net interest income was primarily due to organic growth in our loan portfolio, an increase in interest earning assets resulting from the Pioneer merger, and an increase in net interest margin. The decrease in other noninterest expenses of $15.9 million was primarily due to merger-related expenses incurred during the nine months ended September 30, 2022, which was partially offset by an increase in salary and employee benefits of $11.8 million. The increase to salary and employee benefits was due to increased headcount, annual compensation increases occurring early in 2023, and higher incentive compensation resulting from increased profitability.
Mortgage Operations
Three months ended September 30, 2023 and 2022
Income before income taxes decreased $1.1 million to $1.2 million for the third quarter of 2023, compared to $2.2 million for the same period in 2022, primarily due to a decrease in revenue from mortgage banking services. Revenue from mortgage banking services decreased $6.5 million to $7.9 million for the third quarter of 2023, compared to $14.5 million for the same period in 2022, primarily due to lesser fair value gains on our mortgage servicing rights portfolio, net of derivative activity. Total loan originations for sale were $0.2 billion for the third quarter of 2023, a decline of $0.1 billion from $0.3 billion for the same period in 2022. Identifiable assets for our Mortgage Operations segment grew by $0.2 billion to $0.9 billion at September 30, 2023 from $0.7 billion for the same period in 2022. The growth in identifiable assets was primarily driven by organic growth in our residential mortgage portfolio.
Nine months ended September 30, 2023 and 2022
Income (loss) before income taxes decreased $0.7 million to $(0.2) million for the nine months ended September 30, 2023, compared to $0.5 million for the same period in 2022, primarily due to a decrease of $14.4 million in revenue from mortgage banking services partially offset by a decrease in salary and employee benefits of $11.0 million. Overall gains on sale of mortgage loans declined as a result of the decline in origination activity, continued margin compression, and a decline in the rate lock pipeline volume and valuation due to rising interest rates. The decrease in income related to our MSRs was primarily due to lesser fair value gains on our mortgage servicing rights portfolio, net of derivative activity. Total loan originations for sale were $0.6 billion for the nine months ended September 30, 2023, a decline of $0.3 billion from $0.9 billion for the same period in 2022.

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
Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. We have identified the determination of the allowance for credit losses and fair value measurements to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, we consider these policies to be critical accounting estimates and discuss them directly with the Audit Committee of our board of directors. During the nine months ended September 30, 2023, we adopted ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments which required a change to our estimate of the allowance for credit losses.
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
Further, management periodically considers the need for qualitative adjustments to the ACL. Qualitative adjustments may be related to and include, but not limited to, factors such as the following: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions; (ii) organization specific risks such as credit concentrations, collateral specific risks, nature, and size of the portfolio and external factors that may ultimately impact credit quality, and (iii) other limitations associated with factors such as changes in underwriting and loan resolution strategies, among others. The qualitative factors applied on January 1, 2023, and September 30, 2023, and the importance and levels of the qualitative factors applied, may change in future periods depending on the level of changes to items such as the uncertainty of economic conditions and management’s assessment of the level of credit risk within the loan portfolio as a result of such changes, compared to the amount of ACL calculated by the model. The evaluation of qualitative factors is inherently imprecise and requires significant management judgement.
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
Our process for determining the ACL is further discussed in “Note 1 – Organization and Basis of Presentation”, included in Item 1 of this Form 10-Q.
Results of Operations
The following table sets forth components of our results of operations:

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
($ in thousands, except per share amounts)	2023	2022	2023	2022
Net interest income	$73,410	$68,486	$221,362	$168,356
Provision for credit losses	3,890	3,750	11,672	12,450
Noninterest income	18,650	24,953	61,871	70,948
Noninterest expense	56,176	55,548	170,485	183,683
Income before income taxes	31,994	34,141	101,076	43,171
Provision for income taxes	6,762	7,628	21,557	8,559
Net income	25,232	26,513	79,519	34,612

Diluted earnings per share	$1.00	$1.04	$3.13	$1.49
Return on average total assets	1.34%	1.52%	1.42%	0.70%
Return on average stockholders' equity	12.03%	14.50%	12.97%	6.90%
Net interest margin	4.23%	4.26%	4.28%	3.66%
Net interest margin - FTE basis (non-GAAP) (1)	4.30%	4.31%	4.36%	3.75%
Efficiency ratio	61.02%	59.45%	60.19%	76.76%
Noninterest income to total revenue (2)	20.26%	26.71%	21.84%	29.65%
(1) See section entitled “Non-GAAP Financial Measures and Reconciliations” for information regarding non-GAAP financial measures and a reconciliation to the most comparable GAAP equivalent.
(2) Total revenue is net interest income plus noninterest income.
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
Three months ended September 30, 2023 and 2022
Our net interest income was $73.4 million for the third quarter of 2023, an increase of $4.9 million, or 7.2%, compared to the same period in 2022. Interest income on loans increased by $31.3 million for the third quarter of 2023, compared to the same period in 2022. Interest income on investment securities increased by $0.6 million for the third quarter of 2023, compared to the same period in 2022. Interest expense from total interest-bearing liabilities increased by $28.1 million for the third quarter of 2023, compared to the same period in 2022.
Total average loans grew to $6.2 billion at September 30, 2023, an increase of $0.7 billion or 12.1%, compared to September 30, 2022, due to organic growth in our loan portfolios. Yield on loans increased 149 basis points in the third quarter of 2023, compared to the same period in 2022, primarily due to the rising interest rate environment and its impact on variable rate loans in the loan portfolio and higher yields on new originations.
Average interest-bearing liabilities increased $0.7 billion, or 15.6%, for the third quarter of 2023, compared to the same period in 2022, primarily to support the growth in our loan portfolio. Average interest-bearing deposits increased $0.8 billion, or 19.4%, in the third quarter of 2023, compared to the same period in 2022. Average FHLB borrowings decreased $0.1 billion, or 47.4%, in the third quarter of 2023, compared to the same period in 2022.
Our net interest margin was 4.23% for the third quarter of 2023, compared to 4.26% for the same period in 2022, a decrease of 3 basis points. We experienced a 156 basis points increase in yield from earning assets while our total cost of funds increased by 224 basis points, for the third quarter of 2023 as compared to the same period in 2022. In the third quarter of 2023, we saw the level of increase in our total cost of funds exceed the level of increase in yield from earning assets primarily as a result of the mix shift within our deposit base in certificates of deposits. While we expect our cost of funds to continue to rise in the fourth quarter of 2023, we anticipate the magnitude of increase in our cost of funds to be less than the level experienced in the third quarter of 2023.
Nine months ended September 30, 2023 and 2022
Our net interest income was $221.4 million for the nine months ended September 30, 2023, an increase of $53.0 million, or 31.5%, compared to the same period in 2022. Interest income on loans increased by $114.8 million for the nine months ended September 30, 2023, compared to the same period in 2022. Interest income on investment securities increased by $3.4 million for the nine months ended September 30, 2023, compared to the same period in 2022. Interest expense from total interest-bearing liabilities increased by $69.1 million for the nine months ended September 30, 2023, compared to the same period in 2022.
Total average loans grew to $6.1 billion at September 30, 2023, an increase of $1.1 billion, compared to September 30, 2022, primarily due to organic growth in our loan portfolios and the Pioneer merger. Yield on loans increased 167 basis points for the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to the rising interest rate environment and its impact on variable rate loans in the loan portfolio and higher yields on new originations.
Average interest-bearing liabilities increased $0.7 billion, or 18.3%, for the nine months ended September 30, 2023, compared to the same period in 2022. Average interest-bearing deposits increased $0.6 billion, or 15.0%, for the nine months ended September 30, 2023, compared to the same period in 2022. Average FHLB borrowings increased $0.2 billion, or 160.8%, for the nine months ended September 30, 2023, compared to the same period in 2022.
Our net interest margin was 4.28% for the nine months ended September 30, 2023, compared to 3.66% for the same period in 2022, an increase of 62 basis points. We experienced a 193 basis point increase in yield from earning assets and our total cost of funds increased by 185 basis point for the nine months ended September 30, 2023, compared to the same period in 2022.

The following tables set forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods presented. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.
As of and for the three months ended September 30,:

	2023			2022
(In thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest Earning Assets
Loans (1)	6,180,684	99,565	6.44%	5,512,846	68,270	4.95%
Investment securities	545,257	4,226	3.10%	613,325	3,644	2.38%
Interest-bearing cash and other assets	221,559	2,984	5.39%	308,482	1,849	2.40%
Total earning assets	6,947,500	106,775	6.15%	6,434,653	73,763	4.59%
Other assets	557,988			519,663
Total assets	$7,505,488			$6,954,316

Interest-bearing liabilities
Demand and NOW deposits	$466,837	$3,813	3.27%	$202,290	$495	0.98%
Savings deposits	439,172	680	0.62%	506,548	227	0.18%
Money market deposits	2,026,028	7,997	1.58%	2,617,452	1,632	0.25%
Certificates of deposits	1,748,515	18,406	4.21%	593,479	920	0.62%
Total deposits	4,680,552	30,896	2.64%	3,919,769	3,274	0.33%
Repurchase agreements	26,549	65	0.98%	51,264	51	0.40%
Total deposits and repurchase agreements	4,707,101	30,961	2.63%	3,971,033	3,325	0.33%
FHLB borrowings	84,332	1,139	5.40%	160,310	761	1.90%
Other long-term borrowings	78,680	1,265	6.44%	80,031	1,191	5.95%
Total interest-bearing liabilities	4,870,113	33,365	2.74%	4,211,374	5,277	0.50%
Noninterest-bearing deposits	1,654,090			1,924,055
Other liabilities	142,027			87,338
Stockholders' equity	839,258			731,549
Total liabilities and stockholders' equity	$7,505,488			$6,954,316

Net interest income		$73,410			$68,486
Net interest spread		3.41%			4.09%
Net interest margin		4.23%			4.26%
Net interest margin - FTE basis (non-GAAP) (2)		4.30%			4.31%
(1) Includes loans held-for-investment, including nonaccrual loans, and loans held-for-sale.
(2) See section entitled “Non-GAAP Financial Measures and Reconciliations” for information regarding non-GAAP financial measures and a reconciliation to the most comparable GAAP equivalent

As of and for the nine months ended September 30,:

	2023			2022
(In thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest Earning Assets
Loans (1)	6,144,057	283,486	6.15%	5,015,680	168,713	4.48%
Investment securities	559,855	12,617	3.00%	615,726	9,252	2.00%
Interest-bearing cash and other assets	187,468	7,607	5.41%	496,349	3,687	0.99%
Total earning assets	6,891,380	303,710	5.88%	6,127,755	181,652	3.95%
Other assets	553,628			473,909
Total assets	$7,445,008			$6,601,664

Interest-bearing liabilities
Demand and NOW deposits	$343,112	$7,171	2.79%	$214,862	$848	0.53%
Savings deposits	452,298	1,616	0.48%	497,240	451	0.12%
Money market deposits	2,142,301	18,939	1.18%	2,567,406	3,644	0.19%
Certificates of deposits	1,407,264	38,078	3.61%	498,753	2,077	0.56%
Total deposits	4,344,975	65,804	2.02%	3,778,261	7,020	0.25%
Repurchase agreements	29,953	163	0.73%	59,572	74	0.17%
Total deposits and repurchase agreements	4,374,928	65,967	2.01%	3,837,833	7,094	0.25%
FHLB borrowings	335,485	12,576	5.00%	128,654	1,680	1.74%
Other long-term borrowings	79,801	3,805	6.36%	82,768	4,522	7.28%
Total interest-bearing liabilities	4,790,214	82,348	2.29%	4,049,255	13,296	0.44%
Noninterest-bearing deposits	1,705,392			1,805,982
Other liabilities	131,628			77,436
Stockholders’ equity	817,774			668,991
Total liabilities and stockholders’ equity	$7,445,008			$6,601,664

Net interest income		$221,362			$168,356
Net interest spread		3.59%			3.51%
Net interest margin		4.28%			3.66%
Net interest margin - FTE basis (non-GAAP) (2)		4.36%			3.75%
(1) Includes loans held-for-investment, including nonaccrual loans, and loans held-for-sale.
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

	For the three months ended September 30,
	2023 Versus 2022 Increase (Decrease) Due to:
(In thousands)	Rate	Volume	Total
Interest Earning Assets
Loans (1)	$22,310	$8,985	$31,295
Investment securities	916	(334)	582
Interest-bearing cash	1,476	(341)	1,135
Total earning assets	24,702	8,310	33,012
Interest-bearing liabilities
Demand and NOW deposits	2,129	1,189	3,318
Savings deposits	479	(26)	453
Money market deposits	6,647	(282)	6,365
Certificates of deposits	13,086	4,400	17,486
Total deposits	22,341	5,281	27,622
Repurchase agreements	21	(7)	14
Total deposits and repurchase agreements	22,362	5,274	27,636
FHLB borrowings	509	(131)	378
Other long-term borrowings	94	(20)	74
Total interest-bearing liabilities	22,965	5,123	28,088
Net interest income	$1,737	$3,187	$4,924
(1) Includes loans held-for-investment, including nonaccrual loans, and loans held-for-sale.

	For the nine months ended September 30,
	2023 Versus 2022 Increase (Decrease) Due to:
(In thousands)	Rate	Volume	Total
Interest Earning Assets
Loans (1)	$71,498	$43,275	$114,773
Investment securities	4,111	(746)	3,365
Interest-bearing cash	4,555	(635)	3,920
Total earning assets	80,164	41,894	122,058

Interest-bearing liabilities
Demand and NOW deposits	5,552	771	6,323
Savings deposits	1,202	(37)	1,165
Money market deposits	15,795	(500)	15,295
Certificates of deposits	27,040	8,961	36,001
Total deposits	49,589	9,195	58,784
Repurchase agreements	104	(15)	89
Total deposits and repurchase agreements	49,693	9,180	58,873
FHLB borrowings	5,859	5,037	10,896
Other long-term borrowings	(559)	(158)	(717)
Total interest-bearing liabilities	54,993	14,059	69,052

Net interest income	$25,171	$27,835	$53,006
(1) Includes loans held-for-investment, including nonaccrual loans, and loans held-for-sale.

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
We had a provision for credit losses of $3.9 million for the third quarter of 2023, compared to $3.8 million for the same period in 2022. Included in the provision for credit losses for the third quarter of 2023 was $0.3 million of provision for credit losses on unfunded commitments, which was recorded in other noninterest expense for the same period in 2022.
We had a provision for credit losses of $11.7 million for the nine months ended September 30, 2023, compared to $12.5 million for the same period in 2022. Included in the provision for credit losses for the nine months ended September 30, 2023 was $1.1 million of provision for credit losses on unfunded commitments, which was recorded in other noninterest expense for the same period in 2022. Included in the provision for credit losses for the nine months ended September 30, 2022 was a provision required on certain non-impaired loans acquired at a premium upon the closing of the Pioneer merger and the provision required for organic growth in the loan portfolio. The premium on certain of the loans acquired in our merger with Pioneer was due to higher contractual interest rates on such loans, compared to market interest rates on the closing date of the merger. The provision on the loans acquired at a premium was $2.9 million ($0.10 diluted earnings per share) during the nine months ended September 30, 2022. This provision, however, was not due to credit deterioration on these loans since the closing date of the merger.
Noninterest Income
The following table presents noninterest income:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Service charges on deposit accounts	$5,475	$4,807	$15,848	$13,111
Credit and debit card fees	2,996	3,103	9,034	8,508
Trust and investment advisory fees	1,398	1,552	4,337	5,408
Income from mortgage banking services, net	7,413	13,785	26,501	40,017
Other	1,368	1,706	6,151	3,904
Total noninterest income	$18,650	$24,953	$61,871	$70,948
Three months ended September 30, 2023 and 2022
Our noninterest income decreased $6.3 million to $18.7 million for the third quarter of 2023 from $25.0 million for the same period in 2022, primarily due to a decrease in income from mortgage banking services, net.
Service charges on deposit accounts includes overdraft and non-sufficient funds charges, treasury management services provided to our business customers, and other maintenance fees on deposit accounts. For the third quarter of 2023, service charges on deposit accounts increased $0.7 million, compared to the same period in 2022, primarily due to increased treasury management service fee income compared to the same period in 2022.
Credit and debit card fees represent interchange income from credit and debit card activity and referral fees earned from processing fees on card transactions by our business customers. Credit and debit card fees decreased $0.1 million for the third quarter of 2023 compared to the same period in 2022, as card transaction volumes were similar.
Trust and investment advisory fees represent fees we receive in connection with our investment advisory and custodial management services of investment accounts. Trust and investment advisory fees decreased $0.2 million for the third quarter of 2023 as compared to the same period in 2022.

The components of income from mortgage banking services were as follows:

	For the three months ended September 30,
(In thousands)	2023	2022
Net sale gains and fees from mortgage loan originations including loans held-for-sale changes in fair value and hedging	$3,689	$3,942
Mortgage servicing income	3,954	4,234
MSR capitalization and changes in fair value, net of derivative activity	(230)	5,609
Income from mortgage banking services, net	$7,413	$13,785
For the third quarter of 2023, income from mortgage banking services decreased $6.4 million, compared to the same period in 2022. Total loan originations for sale were $200.1 million for the third quarter of 2023, a decline of $71.5 million from $271.6 million for the same period in 2022 leading to the decline in revenue related to net sale gains and fees from loan originations, including fair value changes in the held-for-sale portfolio and hedging activity. MSR capitalization and changes in fair value, net of derivative activity, decreased $5.8 million in the third quarter of 2023, compared to the same period in 2022. The decrease in revenue related to our MSRs was primarily the result of changes in market interest rates and our corresponding hedging positions. We recognize fair value adjustments to our MSR asset, which includes changes in assumptions to the valuation model and pay-offs and pay-downs of the MSR portfolio. We also maintain a hedging strategy to manage a portion of the risk associated with changes in the fair value of our MSR portfolio. Changes in fair value of the derivative instruments used to economically hedge the MSRs are also included as a component of income from mortgage banking services. Due to a number of factors and until we see a change in these factors, including rising interest rates, low inventory in the housing market, lower refinance volumes and a decrease in margin on loans sales, for the immediate future, we do not expect revenue from mortgage banking activities to return to levels seen in prior years which will reduce the amount of income from mortgage banking services, net, recorded in future periods in comparison to prior year periods.
Other noninterest income decreased $0.3 million for the third quarter of 2023 compared to the same period in 2022, primarily due to a write-down of an other real estate owned property.
Nine months ended September 30, 2023 and 2022
Our noninterest income decreased $9.1 million to $61.9 million for the nine months ended September 30, 2023 from $70.9 million for the same period in 2022, primarily due to a decrease in income from mortgage banking services, net.
For the nine months ended September 30, 2023, service charges on deposit accounts increased $2.7 million, compared to the same period in 2022, primarily due to increased treasury management service fee income compared to the same period in 2022.
Credit and debit card fees increased $0.5 million for the nine months ended September 30, 2023 compared to the same period in 2022, due primarily to increased card transaction volumes.
Trust and investment advisory fees decreased $1.1 million for the nine months ended September 30, 2023 as compared to the same period in 2022, primarily due to lower average assets under management.
The components of income from mortgage banking services were as follows:

	For the nine months ended September 30,
(In thousands)	2023	2022
Net sale gains and fees from mortgage loan originations including loans held-for-sale changes in fair value and hedging	$11,446	$16,639
Mortgage servicing income	11,614	11,071
MSR capitalization and changes in fair value, net of derivative activity	3,441	12,307
Income from mortgage banking services, net	$26,501	$40,017
For the nine months ended September 30, 2023, income from mortgage banking services decreased $13.5 million, compared to the same period in 2022. Total loan originations for sale were $634.0 million for the nine months ended September 30, 2023, a decline of $262.9 million from $896.9 million for the same period in 2022. We retain servicing rights on the majority of mortgage loans that we sell, which drove the increase in servicing income of $0.5 million to $11.6 million for the nine months ended September 30, 2023, from $11.1 million for the nine months ended September 30, 2022. MSR capitalization and changes in fair value, net of derivative activity, decreased $8.9 million in the nine months ended September 30, 2023, compared to the same period in 2022. The decrease in income related to our MSRs was primarily the result of lower relative increases in market interest rates used in estimating the fair value of MSRs, and our corresponding hedging positions.
Other noninterest income increased $2.2 million for the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to an increase in the fair value of investments related to our deferred compensation plan.
Noninterest Expense
The following table presents noninterest expense:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Salary and employee benefits	$33,968	$32,508	$103,073	$101,981
Occupancy and equipment	8,216	8,216	24,338	22,802
Amortization of intangible assets	899	935	3,993	2,197
Merger-related expenses	—	—	—	18,751
Other	13,093	13,889	39,081	37,952
Total noninterest expenses	$56,176	$55,548	$170,485	$183,683
Three months ended September 30, 2023 and 2022
Our noninterest expenses increased $0.6 million to $56.2 million for the third quarter of 2023, from $55.5 million for the same period in 2022.
Salary and employee benefits increased $1.5 million to $34.0 million for the third quarter of 2023, from $32.5 million for the same period in 2022. The increase is primarily due to annual compensation increases occurring earlier in 2023, partially offset by lower commissions related to our mortgage operations.
Other noninterest expenses decreased $0.8 million to $13.1 million for the third quarter of 2023, from $13.9 million for the same period in 2022, primarily due to lower data processing expenses.
Nine months ended September 30, 2023 and 2022
Our noninterest expenses decreased $13.2 million to $170.5 million for the nine months ended September 30, 2023, from $183.7 million for the same period in 2022. The decrease is primarily due to the merger-related expenses of $18.8 million ($0.63 per diluted share) incurred for the nine months ended September 30, 2022 related to our merger with Pioneer that was completed on April 1, 2022.
Amortization of intangible assets increased $1.8 million to $4.0 million for the nine months ended September 30, 2023, from $2.2 million for the same period in 2022, primarily due to accelerated amortization of the core deposit intangible asset recognized in conjunction with the merger with Pioneer. We periodically monitor intangible assets and goodwill for impairment.
Income Taxes
Three months ended September 30, 2023 and 2022
We had income tax expense for the third quarter of 2023 of $6.8 million, compared to income tax expense of $7.6 million for the same period in 2022. The decrease in income tax expense was due to our decreased income during the third quarter of 2023. Our effective tax rate was 21.1% for the third quarter of 2023, compared to 22.3% for the same period in 2022.
Nine months ended September 30, 2023 and 2022
We had income tax expense for the nine months ended September 30, 2023 of $21.6 million, compared to $8.6 million for the same period in 2022. The increase in income tax expense was primarily due to our increased income during the period ended September 30, 2023. Our effective tax rate was 21.3% for the nine months ended September 30, 2023, compared to 19.8% for the same period in 2022.
Financial Condition
Balance Sheet
Our total assets were $7.8 billion and $7.4 billion at September 30, 2023 and December 31, 2022, respectively. Our total loans held-for-investment, net of deferred fees, costs, premiums and discounts were $6.2 billion at September 30, 2023, an increase of $0.3 billion from December 31, 2022, which was due to organic growth.
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
Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no trading securities in our investment portfolio as of September 30, 2023 and December 31, 2022. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest.
Our securities available-for-sale decreased by $41.0 million to $496.0 million at September 30, 2023, compared to December 31, 2022. The decrease was primarily due to amortization of the portfolio and a decrease in fair value due to the rising interest rate environment. During the period ended September 30, 2023, the securities held-to-maturity decreased $1.5 million to $37.4 million.
The following table is a summary of our investment portfolio as of:

	September 30, 2023		December 31, 2022
(In thousands)	Carrying Amount	% of Portfolio	Carrying Amount	% of Portfolio
Available-for-sale:
U.S. treasury	$52,853	10.7%	$56,649	10.5%
U.S. agency	2,055	0.3%	2,834	0.5%
Obligations of states and political subdivisions	24,488	4.9%	24,899	4.6%
Mortgage backed - residential	100,553	20.3%	116,135	21.6%
Collateralized mortgage obligations	184,457	37.2%	204,265	38.1%
Mortgage backed - commercial	116,911	23.6%	117,336	21.9%
Other debt	14,675	3.0%	14,855	2.8%
Total available-for-sale	$495,992	100.0%	$536,973	100.0%
Held-to-maturity:
Obligations of states and political subdivisions	$25,500	68.2%	$25,378	65.2%
Mortgage backed - residential	7,859	21.0%	8,705	22.4%
Collateralized mortgage obligations	4,051	10.8%	4,818	12.4%
Total held-to-maturity	$37,410	100.0%	$38,901	100.0%

The following table shows the weighted average yield to average life of each category of investment securities as of September 30, 2023:

(In thousands)	One year or less		One to five years		Five to ten years		After ten years
	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield
Available-for-sale:
U.S. treasury	$14,726	2.22%	$25,354	1.28%	$12,773	1.29%	$—	—%
U.S. agency	—	—%	1,190	6.58%	865	6.24%	—	—%
Obligations of states and political subdivisions	—	—%	—	—%	10,721	3.18%	13,767	2.96%
Mortgage backed - residential	118	4.77%	34,458	2.38%	41,868	1.81%	24,109	2.46%
Collateralized mortgage obligations	3,463	2.68%	31,773	3.92%	139,254	3.62%	9,967	1.77%
Mortgage backed - commercial	1,456	4.38%	34,612	3.97%	80,843	2.52%	—	—%
Other debt	—	—%	—	—%	11,990	2.82%	2,685	3.78%
Total available-for-sale	$19,763	2.48%	$127,387	3.02%	$298,314	2.93%	$50,528	2.53%
Held-to-maturity:
Obligations of states and political subdivisions	$—	—%	$1,023	2.05%	$—	—%	$24,477	3.52%
Mortgage backed - residential	—	—%	4,795	2.55%	681	3.13%	2,383	3.22%
Collateralized mortgage obligations	261	2.00%	3,790	2.71%	—	—%	—	—%
Total held-to-maturity	$261	2.00%	$9,608	2.56%	$681	3.13%	$26,860	3.50%

Loans
Our loan portfolio represents a broad range of borrowers primarily in our markets in Texas, Kansas, Colorado, New Mexico, and Arizona, primarily comprised of commercial and industrial, commercial real estate, residential real estate, and public finance loans. We have a diversified portfolio across a variety of industries, and the portfolio is generally centered in the states in which we have branch offices. Our lending focus continues to be on operating companies, including commercial and industrial loans and lines-of-credit, as well as owner occupied commercial real estate loans.
Total loans, net of deferred origination fees, premiums, and discounts as of September 30, 2023 and December 31, 2022 were $6.2 billion and $5.9 billion, respectively.
The following table sets forth the composition of our loan portfolio, as of:

	September 30, 2023		December 31, 2022
(In thousands)	Amount	% of total loans	Amount	% of total loans
Commercial and industrial	$2,459,358	39.8%	$2,310,929	39.1%
Commercial real estate:
Non-owner occupied	767,135	12.4%	779,546	13.2%
Owner occupied	631,352	10.2%	636,272	10.8%
Construction and land	329,433	5.3%	327,817	5.5%
Multifamily	114,535	1.9%	102,068	1.7%
Total commercial real estate	1,842,455	29.8%	1,845,703	31.2%
Residential real estate	1,059,074	17.1%	1,003,931	17.0%
Public finance	602,844	9.8%	590,284	10.0%
Consumer	37,681	0.6%	42,588	0.7%
Other	178,110	2.9%	118,397	2.0%
Total loans	$6,179,522	100.0%	$5,911,832	100.0%
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
Commercial real estate (“CRE”) loans include owner occupied and non-owner occupied commercial real estate mortgage loans to operating commercial and agricultural businesses, and include both loans for long-term financing of land and buildings and loans made for the initial development or construction of a commercial real estate project. Non-owner occupied CRE loans were 82.9% of the Company’s risk based capital, or 12.4% of total loans as of September 30, 2023. Non-owner occupied CRE loans associated with office space were $101.8 million, or 1.6% of total loans as of September 30, 2023. Owner occupied CRE loans associated with office space were $139.7 million, or 2.3% of total loans as of September 30, 2023.
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

Maturities and Sensitivity of Loans to Changes in Interest Rates
The information in the following tables is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following tables summarize the loan maturity distribution by type and related interest rate characteristics as of September 30, 2023:

(In thousands)	One year or less	After one through five years	After five through 15 years	After 15 years	Total
Commercial and industrial	$305,811	$1,785,639	$338,542	$29,366	$2,459,358
Commercial real estate	221,682	1,080,597	477,310	62,866	1,842,455
Residential real estate	134,958	30,447	75,084	818,585	1,059,074
Public finance	—	80,434	363,655	158,755	602,844
Consumer	7,390	9,971	20,118	202	37,681
Other	31,211	125,479	15,408	6,012	178,110
Total loans	$701,052	$3,112,567	$1,290,117	$1,075,786	$6,179,522

(In thousands)	One year or less	After one through five years	After five through 15 years	After 15 years	Total	Total Loans Maturing After 1 Year
Loans maturing with:
Fixed interest rates
Commercial and industrial	$6,536	$296,773	$224,723	$555	$528,587	$522,051
Commercial real estate	108,909	711,214	232,678	2,673	1,055,474	946,565
Residential real estate	98,924	22,248	56,354	321,627	499,153	400,229
Public finance	—	80,432	360,003	158,755	599,190	599,190
Consumer	5,570	7,419	20,118	—	33,107	27,537
Other	4,118	26,235	15,400	6,012	51,765	47,647
Total fixed interest rate loans	$224,057	$1,144,321	$909,276	$489,622	$2,767,276	$2,543,219
Floating or adjustable interest rates
Commercial and industrial	$299,275	$1,488,866	$113,819	$28,811	$1,930,771	$1,631,496
Commercial real estate	112,773	369,383	244,632	60,193	786,981	674,208
Residential real estate	36,034	8,199	18,730	496,958	559,921	523,887
Public finance	—	2	3,652	—	3,654	3,654
Consumer	1,820	2,552	—	202	4,574	2,754
Other	27,093	99,244	8	—	126,345	99,252
Total floating or adjustable interest rate loans	$476,995	$1,968,246	$380,841	$586,164	$3,412,246	$2,935,251
Total loans	$701,052	$3,112,567	$1,290,117	$1,075,786	$6,179,522	$5,478,470
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

The following table presents, by loan type, the changes in the allowance for credit losses:

	For the three months ended September 30,		For the nine months ended September 30,		For the year ended December 31,
(In thousands)	2023	2022	2023	2022	2022
Balance, beginning of period	$77,362	$56,077	$65,917	$47,547	$47,547
Impact of adopting ASC 326	—	—	5,256	—	—
Adjusted beginning balance	$77,362	$56,077	$71,173	$47,547	$47,547
Loan charge-offs:
Commercial and industrial	(2,963)	(223)	(3,751)	(2,173)	(2,321)
Commercial real estate	—	—	—	—	—
Residential real estate	—	(24)	—	(122)	(122)
Public finance	—	—	—	—	—
Consumer	(136)	(53)	(268)	(117)	(144)
Other	—	—	—	—	—
Total loan charge-offs	(3,099)	(300)	(4,019)	(2,412)	(2,587)
Recoveries of loans previously charged-off:
Commercial and industrial	155	112	249	1,835	2,236
Commercial real estate	9	2	12	3	388
Residential real estate	627	1	648	196	221
Public finance	—	—	—	—	—
Consumer	12	36	43	59	62
Other	—	—	—	—	—
Total loan recoveries	803	151	952	2,093	2,907
Net (charge-offs) recoveries	(2,296)	(149)	(3,067)	(319)	320
Provision for credit losses (1)	3,600	3,750	10,560	12,450	18,050
Balance, end of period	$78,666	$59,678	$78,666	$59,678	$65,917
Allowance for credit losses to total loans	1.27%	1.07%	1.27%	1.07%	1.12%
Ratio of net charge-offs (recoveries) to average loans outstanding	0.15%	0.01%	0.07%	0.01%	(0.01)%
(1) For the three months ended September 30, 2023 we recorded a provision for credit losses on unfunded commitments of $290; there was $350 provision for credit losses on unfunded commitments for the three months ended September 30, 2022. For the nine months ended September 30, 2023 and 2022 we recorded a provision for credit losses on unfunded commitments of $1,112 and $475, respectively. For further information, see Note 4 - Loans.

The following table presents net charge-offs (recoveries) to average loans outstanding by loan category:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Commercial and industrial	0.42%	0.02%	0.17%	0.02%
Commercial real estate	—%	—%	—%	—%
Residential real estate	(0.27)%	0.01%	(0.09)%	(0.02)%
Public finance	—%	—%	—%	—%
Consumer	1.23%	0.15%	0.73%	0.21%
Other	—%	—%	—%	—%

Allocation of Allowance for Credit Losses
The following table presents the allocation of the allowance for credit losses by category and the percentage of the allocation of the allowance for credit losses by category to total loans listed as of:

	September 30, 2023		December 31, 2022
(In thousands)	Allowance Amount	% of loans in each category to total loans	Allowance Amount	% of loans in each category to total loans
Commercial and industrial	$34,641	39.8%	$40,785	39.1%
Commercial real estate	23,102	29.8%	19,754	31.2%
Residential real estate	13,157	17.1%	2,963	17.0%
Public finance	5,641	9.8%	1,664	10.0%
Consumer	702	0.6%	352	0.7%
Other	1,423	2.9%	399	2.0%
Total	$78,666	100.0%	$65,917	100.0%
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
The following table sets forth our nonperforming assets as of:

(In thousands)	September 30, 2023	December 31, 2022
Nonaccrual loans:
Commercial and industrial	$12,035	$9,494
Commercial real estate	5,110	8,283
Residential real estate	20,554	10,628
Consumer	1	93
Other	2,832	471
Total nonaccrual loans	40,532	28,969
Accrual loans greater than 90 days past due	211	98
Total nonperforming loans (1)	40,743	29,067
Other real estate owned and foreclosed assets, net	8,395	6,358
Total nonperforming assets	$49,138	$35,425
Nonaccrual loans to total loans	0.66%	0.49%
Nonperforming loans to total loans (2)	0.66%	0.49%
Nonperforming assets to total assets (2)	0.63%	0.48%
Allowance for credit losses to nonaccrual loans	194.08%	227.54%
(1) On January 1, 2023, we adopted ASU 2022-02, whereby we no longer recognize or account for TDRs. The loans previously classified as accrual TDRs are no longer considered nonperforming. We have adjusted prior periods to reflect this change in accounting.
(2) Nonperforming loans include nonaccrual loans and accrual loans greater than 90 days past due.

Deposits
Deposits represent our primary source of funds. Total deposits increased by $0.6 billion to $6.3 billion at September 30, 2023, compared to December 31, 2022.
We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. The following table presents our deposits by customer type as of:

($ in thousands)	September 30, 2023	December 31, 2022
Consumer
Noninterest bearing deposit accounts	$366,366	$416,709
Interest-bearing deposit accounts:
Demand and NOW deposits	33,340	25,940
Savings deposits	356,890	418,101
Money market deposits	1,149,365	1,375,671
Certificates of deposits	1,366,255	662,831
Total interest-bearing deposit accounts	2,905,850	2,482,543
Total consumer deposits	$3,272,216	$2,899,252
Business
Noninterest bearing deposit accounts	$1,244,284	$1,403,781
Interest-bearing deposit accounts:
Demand and NOW deposits	443,191	236,641
Savings deposits	85,234	33,753
Money market deposits	859,516	907,379
Certificates of deposits	77,228	40,874
Total interest-bearing deposit accounts	1,465,169	1,218,647
Total business deposits	$2,709,453	$2,622,428
Wholesale deposits (1)	$358,178	$243,382
Total deposits	$6,339,847	$5,765,062
(1) Wholesale deposits consist of brokered deposits included in our consolidated balance sheets within interest-bearing accounts and in Note 7 - Deposits within certificates of deposits and savings and money market accounts.

The following table sets forth the average balance amounts and the average rates paid on deposits held by us:

	For the three months ended September 30,				For the nine months ended September 30,
	2023		2022		2023		2022
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand deposit accounts	$1,654,090	—%	$1,924,055	—%	$1,705,392	—%	$1,805,982	—%
Interest-bearing deposit accounts:
Interest-bearing demand accounts	428,471	3.47%	159,905	1.12%	300,674	3.08%	169,191	0.58%
Savings accounts and money market accounts	2,465,200	1.41%	3,124,000	0.24%	2,594,599	1.06%	3,064,646	0.18%
NOW accounts	38,366	1.08%	42,385	0.43%	42,438	0.76%	45,671	0.34%
Certificate of deposit accounts	1,748,515	4.21%	593,479	0.62%	1,407,264	3.61%	498,753	0.56%
Total interest-bearing deposit accounts	4,680,552	2.64%	3,919,769	0.33%	4,344,975	2.02%	3,778,261	0.25%
Total deposits	$6,334,642	1.95%	$5,843,824	0.22%	$6,050,367	1.45%	$5,584,243	0.17%
As of September 30, 2023 and December 31, 2022, approximately $2.0 billion or 32.0% and $2.4 billion or 41.6%, respectively, of our deposit portfolio was uninsured. As of September 30, 2023 and December 31, 2022, approximately $1.6 billion or 25.4% and $1.7 billion or 28.7%, respectively, of our deposit portfolio was uninsured and uncollateralized. The uninsured and uninsured and uncollateralized amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.
We actively participate in the IntraFi Cash Service (“ICS”) / Certificate of Deposit Account Registry Service (“CDARS”) program which provides FDIC insurance coverage for clients that maintain larger deposit balances. Deposits in the ICS /

CDARS program totaled $0.5 billion, or 8.1% of all deposits as of September 30, 2023, and $0.2 billion, or 4.1% of all deposits as of December 31, 2022.
The following table sets forth the portion of the Bank's time deposits, by account, that are in excess of the FDIC insurance limit, by remaining time until maturity, as of September 30,:

(In thousands)	2023
Three months or less	$41,374
Over three months through six months	51,135
Over six through twelve months	87,301
Over twelve months through three years	74,610
Over three years	664
Total	$255,084
Liquidity
Liquidity refers to our ability to maintain cash flow that is adequate to fund operations, support asset growth, maintain reserve requirements and meet present and future obligations of deposit withdrawals, lending obligations and other contractual obligations.
FirstSun (Parent Company)
FirstSun has routine funding requirements consisting primarily of operating expenses, debt service, and funds used for acquisitions. FirstSun can obtain funding to meet its obligations from dividends collected from its subsidiaries, primarily the Bank, and through the issuance of varying forms of debt. At September 30, 2023, FirstSun had available cash and cash equivalents of $34.9 million and debt outstanding of $78.9 million. Management believes FirstSun has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The Bank may declare dividends without prior regulatory approval that do not exceed the total of retained net income for the current year combined with its retained net income for the preceding two years, subject to maintenance of minimum capital requirements. Prior regulatory approval to pay dividends was not required in 2022 or 2023 and is not currently required. At September 30, 2023, the Bank could pay dividends to FirstSun of approximately $165.5 million without prior regulatory approval. During the nine months ended September 30, 2023, the Bank paid dividends totaling $26.0 million to FirstSun.
Bank
As more fully discussed in our 2022 Form 10-K, we regularly monitor our liquidity position and make adjustments to the balance between sources and uses of funds as we deem appropriate. At September 30, 2023, our liquid assets, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $435.6 million, or 5.6% of total assets, compared to $307.9 million, or 4.1% of total assets, at December 31, 2022. The increase in our liquid assets was primarily due to an increase in cash held at the Federal Reserve. At September 30, 2023, approximately 82% of the investment securities portfolio was pledged as collateral to secure public deposits and repurchase agreements. Our unencumbered available-for-sale securities at September 30, 2023 were $91.4 million, or 1.2% of total assets, compared to $120.4 million, or 1.6% of total assets, at December 31, 2022.
The liability portion of our balance sheet serves as a primary source of liquidity. We plan to meet our future cash needs primarily through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At September 30, 2023, loans as a percentage of customer deposits were 97.5%, compared with 102.5% at December 31, 2022. For additional information related to our deposits, see Deposits section above. We are also a member of the FHLB and FRB, from which we can borrow for leverage or liquidity purposes. The FHLB and FRB requires that securities and qualifying loans be pledged to secure any advances. Liquidity sources available to us for immediate funding at September 30, 2023, are as follows:

FHLB borrowings available	$1,051,446
Fed Funds lines	1,980,993
Unused lines with other financial institutions	279,908
Immediate funding availability	$3,312,347

Management believes the Bank has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Capital
Stockholders’ equity at September 30, 2023 was $843.7 million, compared to $774.5 million at December 31, 2022, an increase of $69.2 million, or 8.9%. The increase in stockholders’ equity relates primarily to net income for the nine months ended September 30, 2023. We did not pay a dividend to our common shareholders for the three or nine months ended September 30, 2023 and 2022.
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
The following table summarizes our material contractual obligations as of September 30, 2023. Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.

(In thousands)	Note Reference	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Deposits:
Deposits without a stated maturity	7	$4,563,278	$4,563,278	$—	$—	$—
Certificates of deposit	7	1,776,569	1,347,310	418,262	8,038	2,959
Securities sold under agreements to repurchase	8	25,868	25,868	—	—	—
Short-term debt:
FHLB LOC	9	330,000	330,000	—	—	—
Long-term debt:
Subordinated debt	9	78,919	—	—	—	78,919
Operating leases	17	30,183	14,023	7,775	8,153	232
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
Additionally our simulation model incorporates various key assumptions, which we believe are reasonable, but may have an impact on the results such as: (1) we assume certain correlation rates, often referred to as “deposit beta,” for interest-bearing deposits, wherein the rates paid to customers change relative to changes in benchmark interest rates, (2) cash flows and maturities of interest sensitive assets and liabilities, (3) re-pricing characteristics for market rate sensitive instruments, (4) prepayment rates and product mix of assets and liabilities, and (5) simulations do not contemplate any actions management may undertake in response to changes in interest rates. Because of limitations in any approach used to measure interest rate risk, simulation results are not intended to forecast actual results driven by the effect of a change in market rates but to better plan and execute appropriate asset-liability management strategies and manage our interest rate risk.
The primary impact of inflation on operations is reflected in increasing operating costs and non-interest expense. Our interest bearing assets and liabilities are monetary in nature and changes in interest rates will impact our performance on net interest margin more than changes in the general rate of inflation.
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

	% Change in Net Interest Income As of September 30,			% Change in Economic Value of Equity As of September 30,
Changes in Interest Rate (Basis Points)	2023	2022		2023	2022

+300	6.8%	14.1%		(12.7)%	(7.5)%
+200	4.5%	9.4%		(8.6)%	(4.7)%
+100	2.2%	4.6%		(4.5)%	(2.2)%
Base	—%	—%		—%	—%
-100	—%	(3.5)%		3.6%	1.6%
-200	(0.8)%	N/A	(1)	6.2%	N/A	(1)
-300	(4.6)%	N/A	(1)	7.3%	N/A	(1)
(1) Given the level of market interest rates, these scenarios were not considered to be meaningful as of September 30, 2022.

Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934) as of September 30, 2023. Based on that evaluation, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
b.Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the three months ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
FirstSun and its subsidiaries are from time to time subject to claims and litigation arising in the ordinary course of business. For further information regarding legal proceedings, see Note 17 - Commitments and Contingencies under the subheading “Litigation” in our unaudited consolidated financial statements contained in this report. One or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention and may materially adversely affect our reputation, even if resolved in our favor.
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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income (Loss), (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTSUN CAPITAL BANCORP
(Registrant)
/s/ Neal E. Arnold

Date:	November 9, 2023
Neal E. Arnold
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Robert A. Cafera, Jr.

Date:	November 9, 2023
Robert A. Cafera, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)