Form 10-K
period 2023-12-31
FIRSTSUN CAPITAL BANCORP
filed 2024-03-07
CIK 1709442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $212.9 million. Accordingly, the registrant became an accelerated filer as of January 1, 2024. The registrant continues to qualify as an emerging growth company.
As of March 6, 2024, there were approximately 27,430,682 shares of the registrant’s common stock, $0.0001 par value, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain forward-looking statements that are included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current views with respect to, among other things, statements relating to the Company’s assets, business, cash flows, condition (financial or otherwise), credit quality, financial performance, liquidity, short and long-term performance goals, prospects, results of operations, strategic initiatives, the benefits, cost and synergies of completed acquisitions or dispositions, and the timing, benefits, costs and synergies of future acquisitions, disposition and other growth opportunities, including statements regarding our pending merger with HomeStreet, Inc. (“HomeStreet”). They are not statements of historical or current fact nor are they assurances of future performance, and they generally can be identified by the use of forward-looking terminology, such as “believe,” “expect,” “anticipate,” “intend,” “target,” “estimate,” “continue,” “positions,” “plan,” “predict,” “project,” “forecast,” “guidance,” “goal,” “objective,” “prospects,” “possible” or “potential,” by future conditional verbs such as “assume,” “will,” “would,” “should,” “could” or “may,” or by variations of such words or by similar expressions. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time, are difficult to predict and are generally beyond our control and should be viewed with caution.
There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:
•potential fluctuations or unanticipated changes in the interest rate environment, including interest rate changes made by the Board of Governors of the Federal Reserve, and their related impacts on macroeconomic conditions, customer and client behavior, our funding costs, and our loan and securities portfolios, as well as cash flow reassessments may reduce net interest margin and/or the volumes and values of loans made or held as well as the value of other financial assets;
•changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Federal Reserve;
•other actions of the Federal Reserve and legislative and regulatory actions and reforms;
•the potential effects of events beyond our control that may have a destabilizing effect on financial markets, economic growth, customer and client behavior and the economy in general, such as inflation and recessions, epidemics and pandemics, terrorist activities, wars and other foreign conflicts, essential utility outages, climate change, deterioration in the global economy, instability in the credit markets, disruptions in our customers’ supply chains or disruption in transportation;
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
•risks with respect to our ability to identify and complete future mergers or acquisitions, including our proposed merger with HomeStreet, as well as our ability to successfully expand and integrate those businesses and operations that we acquire;
•the failure to close our previously announced merger with HomeStreet when expected or at all because required regulatory approvals and other conditions to closing are not received or satisfied on a timely basis or at all, and the risk that any regulatory approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the proposed merger;
•the dilutive effect of shares of FirstSun’s common stock to be issued at the completion of the proposed merger with HomeStreet and the related effects on our stock price;
•the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the merger agreement with HomeStreet;
•any change in the purchase accounting assumptions used regarding the HomeStreet assets acquired and liabilities assumed to determine the fair value and credit marks, particularly in light of the current interest rate environment;
•the possibility that the anticipated benefits of the proposed merger with HomeStreet, including anticipated cost savings and strategic gains, are not realized when expected or at all;
•the proposed merger with HomeStreet being more expensive or taking longer to complete than anticipated, including as a result of unexpected factors or events;
•the diversion of management’s attention from ongoing business operations and opportunities due to the proposed merger with HomeStreet;
•potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the proposed merger with HomeStreet;
•additional regulatory burdens that may be imposed upon the completion of the HomeStreet merger due to having assets in excess of $10 billion;
•changes in FirstSun’s or HomeStreet’s share price before closing;
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
•losses due to fraudulent or negligent conduct of our customers, third-party service providers or employees; and
•limitations on our ability to declare and pay dividends and other distributions from our bank to our holding company, which could affect our holding company’s liquidity, including its ability to pay dividends to shareholders or take other capital actions; and
•other factors, many of which are beyond our control.
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
Risks Associated with Monetary Events
•Our business and results of operations may be adversely impacted by fiscal, monetary and regulatory policies.
Lending Risks
•If we fail to effectively manage credit risk, our business and financial condition will suffer.
•Our allowance for credit losses may be insufficient to absorb credit losses.
•We are exposed to higher credit risk by commercial and industrial and commercial real estate lending.
•A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.
•Nonperforming assets may adversely affect our financial condition.
Interest Rate and Yield Curve Risks
•We are subject to interest rate risk, which could adversely affect our financial condition and profitability.
•Our cost of funds may increase due to various market, regulatory or competitive factors.
•Rapidly rising interest rates may negatively affect the value of our loans and securities.
•A flat or inverted yield curve may reduce our net interest margin and adversely affect our loan and investment portfolios.
Mortgage Banking Risks
•Our mortgage revenue is cyclical and is sensitive to the level of interest rates, changes in economic conditions, decreased economic activity, regulatory changes and slowdowns in the housing market.
•Our mortgage revenue generally decreases in rising or high interest rate conditions.
•U.S. government policy changes could impact our ability to originate and sell mortgages.
•We may be terminated as a servicer of mortgage loans or incur fines if we fail to satisfy our servicing obligations.
•We may be required to repurchase mortgage loans or indemnify buyers against losses in some circumstances.
Operational Risks
•We are subject to losses due to errors, omissions or fraudulent behavior by our employees, clients or others.
•We are exposed to the possibility of technology failure and a disruption in our operations.
•A failure in, or breach of, our operational or security systems or infrastructure, or those of our third-party vendors or others, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.
•Our risk management framework may not be effective in mitigating risks and/or losses.
•Our reputation, which is critical to our success as a community bank, could be damaged by operational failures.
•A failure to retain or hire key employees could harm our business.
Industry-Related Risks
•Our customers may prepay their loans, which could reduce our interest income and profitability.
•Competition with other banks and consumers deciding not to use banks may adversely affect our business.
•Failure to keep pace with technological change could result in losses.
•Other financial services institutions could experience financial or business stress which could expose us to counter-party risks.
•Our deposit insurance premiums could be higher in the future, which could reduce our earnings.
Capital and Liquidity Risks
•If we need additional capital resources in the future, they may not be available when needed or at all.
•Liquidity, primarily through deposits, is essential to our business model, and a lack of liquidity, an increase in the cost of liquidity or even bank failures, could materially impair our ability to fund our operations.
•We may not be able to maintain a strong core deposit base or access other low-cost funding sources.
•Deposit levels may be affected by changes in economic conditions, including monetary policy.

Risks Related to Strategic Plans
•Mergers and acquisitions, including our proposed merger with HomeStreet, may subject us to risks, which could disrupt our business and dilute stockholder value.
•We may issue stock in connection with mergers and acquisitions that could dilute stockholders and cause our stock price to decline.
•Mergers and acquisitions may be delayed or prohibited due to regulatory matters.
•We face risks and uncertainties related to our proposed merger with HomeStreet, including interest rate volatility that may affect the fair value of assets and liabilities acquired.
•HomeStreet shareholders may exercise dissenters’ rights, which could cause us to incur significant costs.
•We expect to incur substantial expenditures and devote considerable management time in connection with the proposed merger with HomeStreet, subjecting us to loss of management resources for other activities and increased costs.
•If we close the proposed merger with HomeStreet, we will have greater than $10 billion in assets, which will result in additional regulations, increased supervision by bank regulators and increased costs.
•We may be unable to grow our business organically, which could adversely affect our business.
•New lines of business or new products and services may subject us to additional risk.
Risks Related to Public Health Issues
•Outbreaks of pandemics or diseases could adversely affect our ability to operate or our financial condition and results of operations.
Legal, Accounting, Regulatory and Compliance Risks
•As a banking entity, we are heavily regulated.
•We are subject to regulatory requests, reviews, investigations and proceedings.
•Failure to maintain certain regulatory capital levels and ratios could result in regulatory actions.
•We face risks related to noncompliance with the Bank Secrecy Act and other anti-money laundering statutes.
•Consumer lending laws impact mortgage originations and could increase credit risk on such loans.
•We are subject to fair lending laws.
•The Federal Reserve may require us to commit capital resources to support Sunflower Bank.
•We are party to various claims and lawsuits incidental to our banking business.
•Political dysfunction and volatility within the federal government creates significant potential for changes in bank regulation, taxes, and the economy.
•The expanding laws and regulations that govern data privacy may pose onerous compliance obligations for us.
•Our preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make significant assumptions, estimates and judgements that affect our financial statements, and which, if incorrect, could adversely affect our financial results.
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
•Our future ability to pay dividends is subject to restrictions.
•An investment in our stock is not an insured deposit and is subject to risk of loss.
•We are an emerging growth company with reduced reporting requirements.
•We may issue additional shares in the future, including additional shares in connection with the proposed merger with HomeStreet.
•Sales by our larger stockholders of substantial amounts of our common stock, much of which is, or will be in the near future, available for public resale, could depress the market price of our common stock.
•Shareholder litigation could prevent or delay the completion of the proposed merger with HomeStreet, which may negatively impact our business or financial results.
Climate Risks
•Natural disasters and weather-related events exacerbated by climate change could have a negative impact on our results of operations and financial condition.
General Risk Factors
•Our historical operating results may not be indicative of our future operating results.

Part I
Item 1. Business
In this report, unless the context suggests otherwise, references to “we,” “us,” and “our” mean the combined business of FirstSun and its wholly-owned subsidiaries, including Sunflower Bank, Logia Portfolio Management, LLC, and FEIF Capital Partners, LLC.
Overview
FirstSun Capital Bancorp (“FirstSun”), a financial holding company headquartered in Denver, Colorado, provides a full spectrum of deposit, lending, treasury management, wealth management and online banking products and services through its two primary operating wholly-owned subsidiaries—Sunflower Bank, National Association (“Sunflower Bank” or the “Bank”), a national banking association headquartered in Dallas, Texas, that operates as Sunflower Bank, N.A., First National 1870 and Guardian Mortgage and Logia Portfolio Management, LLC, a registered investment advisor organized under the laws of the State of Kansas that provides discretionary investment management to retail and institutional accounts. FirstSun has a third wholly-owned subsidiary—FEIF Capital Partners, LLC, a Delaware limited liability company, which is planned to serve as the investment manager of a prospective income fund.
Sunflower Bank was founded in 1892 and offers a full range of specialized financial services to business customers as well as relationship-focused services to meet personal, business and wealth management financial objectives for its customers, with a branch network in Texas, Kansas, Colorado, New Mexico, Arizona and Washington and mortgage banking capabilities in 43 states. Our product line includes commercial and industrial loans and commercial real estate loans, residential mortgage and other consumer loans, a variety of commercial, consumer and private banking deposit products, including noninterest-bearing accounts, interest-bearing demand products, savings accounts, money market accounts and certificates of deposit and treasury management products and services. Additionally, Sunflower Bank provides treasury management products and services and offers wealth management and trust products including personal trust and agency accounts, employee benefit and retirement related trust and agency accounts, investment management and advisory agency accounts, and foundation and endowment trust and agency accounts.
As of December 31, 2023, we had consolidated total assets of $7.9 billion, total net loans of $6.2 billion, total deposits of $6.4 billion and total stockholders’ equity of $877.2 million.
Proposed Merger with HomeStreet, Inc. and Common Equity Raise
On January 16, 2024, FirstSun and Seattle based HomeStreet, Inc. (“HomeStreet”), the holding company of HomeStreet Bank (“HomeStreet Bank”) entered into a definitive merger agreement (the “merger agreement”). Under the merger agreement, HomeStreet will merge with and into FirstSun, with FirstSun continuing as the surviving entity (the “merger”). Immediately following the merger, HomeStreet Bank will merge with and into Sunflower Bank, with Sunflower bank continuing as the surviving bank.
Subject to the terms and conditions of the merger agreement, at the effective time of the merger, each outstanding share of HomeStreet common stock will be converted into the right to receive 0.4345 of a share of FirstSun common stock. The combined entity is expected to have total assets of approximately $17 billion and 129 branch locations. The combined entity’s expanded footprint includes FirstSun’s current presence in the Southwest and Midwest together with HomeStreet’s presence in Southern California, Hawaii and the Pacific Northwest.
The parties to the merger expect to complete the merger in the middle of 2024, subject to satisfaction of closing conditions, including receipt of customary required regulatory approvals and the approval of the merger agreement by the HomeStreet shareholders.
Concurrently with entry into the HomeStreet merger agreement, FirstSun entered into investment agreements with investors to raise capital to support the merger. In aggregate, $175 million of common stock will be issued to those investors: (a) $80 million of which was issued immediately following the merger announcement, and (b) the remaining $95 million of which will be issued substantially concurrently with, and subject to, the closing of the merger. The proceeds of this equity raise are expected to support the combined entity and result in capital ratios that exceed regulatory requirements.
For additional information on the proposed merger and equity raise, see Note 27 - Subsequent Events included in our consolidated financial statements included elsewhere in this report.

History and Growth
We were originally incorporated in the State of Kansas on November 9, 1981, as Handi-Bancshares, Inc., to serve as the holding company of Sunflower Bank (formerly The First National Bank and Trust Company of Salina), before we changed our name to Sunflower Financial, Inc. in 2008. We subsequently changed our name to FirstSun Capital Bancorp and simultaneously reincorporated under the laws of the State of Delaware in June 2017. The subsequent name change and reincorporation were completed pursuant to the merger agreement entered into on July 28, 2016, by and among FirstSun, Strategic Growth Bank Incorporated, which we refer to as “SGB,” Strategic Growth Bancorp Incorporated, which we refer to as “Strategic” and First National Bancorp Incorporated, which we refer to as “FNB,” and together with SGB and Strategic, as the “SGB parties.”
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
With the acquisition, we acquired 19 branches in Texas. The fair value of assets acquired and liabilities assumed were $1.5 billion and $1.4 billion respectively. Total consideration paid in the Pioneer merger was $240.8 million. Further information is presented in Note 2 - Merger with Pioneer Bancshares, Inc included in our consolidated financial statements included elsewhere in this report.
In November 2023, the Bank relocated its main office from Denver, Colorado, to Dallas, Texas.
Our Market Areas
We currently operate our principal executive office at 1400 16th Street, Suite 250, Denver, Colorado 80202, with Sunflower Bank’s main office at 8117 Preston Road, Suite 220, Dallas, Texas 75225. We also have 69 banking branches principally located in five states, Texas, Kansas, Colorado, New Mexico and Arizona, with one branch located in Washington. In addition, through our mortgage division, Guardian, we originate home mortgages in over 40 states.

($ in thousands)
Principal Markets		Sunflower Bank
State	Total Deposits in Market (1)	# of Branches (1)	Market Share (1)	Deposits in Market (1)
Texas (2)	$1,515,388,501	22	0.12%	$1,754,794
Kansas	$98,757,771	23	1.59%	$1,570,147
Colorado (3)	$187,293,227	12	0.75%	$1,402,073
New Mexico	$43,818,063	9	2.62%	$1,149,729
Arizona	$208,902,217	4	0.15%	$311,763
Washington	$214,360,148	1	—%	$2,841
(1) Based solely on FDIC data, including total deposits, number of branches, market share and deposits in market as of June 30, 2023.
(2) Texas deposits and branch count includes Sunflower Bank’s office located at 3 Sugar Creek Center Blvd Suite 200, Sugar Land, TX 77478.
(3) Colorado deposits and branch count includes Sunflower Bank’s office located at 1400 16th Street, Suite 250, Denver, CO 80202.

Our Business Strategy
Our goal is to build a premier regional bank serving our key markets, primarily through our organic growth strategy of investing in people, technology and infrastructure to create a top-tier banking platform. Our business is focused on providing specialized commercial and consumer banking services to our clients, with an emphasis on key Southwest growth markets. Upon completion of our proposed merger with HomeStreet, we intend to expand our focus to the additional western markets in which HomeStreet operates, including the Pacific Northwest, Southern California and Hawaii. Our unwavering commitment to serving local communities has led to a high-quality core deposit franchise focused in higher growth metropolitan markets as well as stable, non-metropolitan markets that provides a low cost funding base for our lending opportunities. In addition, our mortgage, wealth management, private banking and treasury management offerings provide revenue diversification and best-in-class fee income generation. Lastly, we believe our experience as an acquirer with a successful track record of integrating and re-positioning acquired companies complements and will further fuel our organic growth strategy.
Leverage our Relationships and Service Capabilities to Drive Organic Growth. From our modest beginning in 1892, our founders understood that our success would be closely tied to that of the communities in which we operate, and that long-term value creation would require an uncompromising commitment to service and the establishment of enduring relationships with our clients. That vision continues to drive us today, as our 1,110 full-time equivalent employee base, as of December 31, 2023, serves our business and consumer customers, including through our network of 69 branches principally located in Texas, Kansas, Colorado, New Mexico and Arizona. Our core competencies include a relationship-centered and multi-line sales approach, a focus on collaboration across a highly skilled and seasoned team of bankers and a dynamic ability to provide our clients with the highest quality services and solutions. This strategy has enabled us to attract commercial and industrial business customers across our traditional and expanded geographic footprint. The objective is to be a trusted advisor to our clients as they build their businesses with our resources, support and advice.
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
Continue our Greater Texas Market Expansion Strategy. The greater Texas market has been a top strategic priority for our organization from an organic and acquisition perspective. We deployed our organic growth strategy in the Dallas, Texas market beginning in late 2019 with a commercial team lift-out that by December 2020 generated significant loans and deposits, making Dallas our fastest growing loan market over this period. In addition to our organic expansion in Dallas, we closed our merger with Pioneer on April 1, 2022, which further increased our Texas loans and deposit market position. The Bank’s headquarters was relocated to Dallas, Texas in November 2023. We anticipate continuing to grow our Texas loan and deposit customer base in the years to come.
Engage in Opportunistic M&A. An important component of the FirstSun story is our expertise and experience in mergers and acquisitions. Our executive team has extensive experience with successful acquisitions and integrations. We plan to continue to evaluate acquisitions that we believe are strategic and could produce attractive returns for our stockholders. These could include fee-based businesses, whole bank or branch acquisitions that would improve or expand our market position into geographies with attractive demographics and business trends, expand our existing branch network in existing or new markets, enhance our earnings power or product and service offerings, or expand our wealth management activities.
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
Lending Activities
We offer a range of lending services, including commercial and industrial, commercial real estate, residential real estate, public finance, consumer and other loans. Our customers are generally commercial businesses, professional services and retail consumers within our market areas. For further information, see “Loans” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 - Loans in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” elsewhere in this report.
Commercial and Industrial Loans
Our commercial and industrial loans are typically made to small- and medium-sized manufacturing, service, wholesale and retail businesses for working capital and operation needs and business expansions, including the purchase of capital equipment. Commercial and industrial loans include our specialty lending verticals such as structured finance products, asset based lending and family office. Commercial and industrial also includes our healthcare, SBA and other small business lending products. Commercial and industrial loans generally include lines of credit and loans with maturities of five years or less. Because we are a bank with long standing ties to the businesses and professionals operating in our geographic footprint, we are able to tailor our commercial and industrial loan programs to meet the needs of our clients.
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
SBA loans. We participate in the SBA 7(a) program in order to meet the needs of our small business community as well as customers nationwide. As an approved participant in the SBA Preferred Lender’s Program, we enable our clients to obtain

SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. Presently, pursuant to the Consolidated Appropriations Act, 2021, the SBA guaranteed 90% of the principal amount of each qualifying SBA loan originated under the SBA’s 7(a) loan program. After this date, the SBA will guarantee 75% to 85% of the principal amount of qualifying loans originated under the 7(a) loan program. The guarantee is conditional and covers a portion of the risk of payment default by the borrower, but not the risk of improper closing and servicing by the lender. As such, prudent underwriting and closing processes are essential to effective utilization of the 7(a) program.
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
Our real estate loans generally fall into one of two broad categories: commercial real estate loans or residential real estate loans.
•Commercial Real Estate Loans. Our commercial real estate (“CRE”) loans consist of both owner-occupied and non-owner occupied commercial real estate loans, construction and land loans, as well as multifamily loans. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as offices, warehouses, production facilities, health care facilities, hotels, mixed-use residential/commercial, retail centers, restaurants, assisted living facilities and self-storage facilities. Non-owner occupied CRE loans were 85.2% of the Company’s risk-based capital, or 13.0% of total loans as of December 31, 2023. Non-owner occupied CRE loans associated with office space were $109.3 million, or 1.7% of total loans as of December 31, 2023. Owner occupied CRE loans associated with office space were $149.4 million, or 2.4% of total loans as of December 31, 2023. We are primarily focused on growing the owner-occupied portion of our commercial real estate loan portfolio.
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
•Residential Real Estate Loans. Our residential real estate loans consist of 1-4 family loans, home equity loans and multi-family loans. The residential real estate loans described below exclude mortgage loans that are held-for-sale.
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
Public Finance Loans
We offer public finance loans consisting primarily of loans to our charter school and municipal based customers.
Consumer Loans
We offer a variety of consumer loans, such as installment loans to individuals for personal, family and household purposes, including car, boat and other recreational vehicle loans. Our consumer loans typically are part of an overall client relationship designed to support the individual consumer borrowing needs of our commercial and industrial loan and deposit clients, and are well diversified across our markets. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than residential real estate mortgage loans. Consumer loan collections are dependent on the borrower’s continuing financial stability and are therefore more likely to be affected by adverse personal circumstances, such as the loss of employment, unexpected medical costs or divorce. These loans are often secured by the underlying personal property, which typically has insufficient value to satisfy the loan without a loss due to damage to the collateral and general depreciation.
Mortgage Banking Activities
We offer full-service residential mortgage products and services through Guardian, our mortgage division, with offices strategically located throughout our bank branches, as well as in other locations both in and outside our community banking footprint.
We intend to continue to take advantage of opportunities to profitably grow our mortgage business as they present themselves, including by continuing to strategically expand our retail-based mortgage business outside of our community banking geographic footprint, improving the client experience through an enhanced fulfillment process, attracting experienced loan officers and improving profitability through centralized efficiencies. We maintain a high-degree of scalability to control costs in the event of a downturn in our mortgage business. Our mortgage loan office leases are primarily shorter-term in nature and the majority of our mortgage-related compensation is in the form of variable compensation.
We look to originate quality mortgage loans with a focus on purchase money mortgages. In accordance with our lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight that satisfies secondary market standards as outlined by our investors to the size and complexity of the lending relationship. Mortgage loans are subject to the same uniform lending policies referenced below and consist primarily of loans with relatively stronger borrower credit scores, with an average FICO score of 736 in 2023.
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
Our mortgage banking business is also directly impacted by the interest rate environment, increased regulations, consumer demand, driven in large part by general economic conditions and the real estate markets, and investor demand for mortgage securities. Mortgage production, especially refinancing activity, declines in rising interest rate environments. In 2023, we experienced a continuing slowdown in our mortgage origination volume due to rising interest rates. We expect to see lower origination volumes in at least the first half of 2024 within the industry as a whole as interest rates are expected to remain relatively elevated.
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
Loan servicing. We service residential mortgage loans for investors under contracts. We receive a fee for performing mortgage servicing activities on mortgage loans that are not owned by us and are not included on our consolidated balance sheet. This process involves collecting monthly mortgage payments on behalf of investors, reporting information to those investors on a timely basis and maintaining custodial escrow accounts for the payment of principal and interest to investors, and property tax and insurance premiums on behalf of borrowers.
As compensation for our loan servicing activities, we receive a base servicing fee of approximately 0.25% per year of the loan balances serviced, plus any late charges collected from the delinquent borrowers and other fees incidental to the services provided. In the event of a default by the borrower, we receive no servicing fees until the default is cured. In times when interest rates are rising or at high levels, servicing mortgage loans can represent a steady source of noninterest income and can, at times, offset decreases in mortgage banking gains. Conversely, in times when interest rates are falling or at very low levels, servicing mortgage loans can become comparatively less profitable due to the rapid payoff of loans and the negative impact due to the change in fair value of the servicing asset. We account for our residential mortgage loan servicing rights at fair value. The amount of loan servicing rights initially recorded is based on the fair value of the loan servicing rights determined on the date when the underlying loan is sold. Our determination of fair value and the amount we record is based on a valuation model using discounted cash-flow analysis and available market pricing. Third-party valuations of the loan servicing rights portfolio are obtained on a regular basis and are used to determine the fair value of the servicing rights at the end of the reporting period. Estimates of fair value reflect, among other things, the following variables:
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
Deposit Products
We obtain most of our deposits from individuals, small and medium-sized businesses and municipalities in our markets. We solicit deposits through our relationship-driven team of dedicated and accessible bankers and through community-focused marketing. We emphasize obtaining deposit relationships at loan origination. We provide a high level of customer service to our depositors. We have invested in personnel, business and compliance processes and technology that enable us to acquire, and efficiently and effectively serve, a wide array of business deposit accounts, while continuing to provide the level of customer service for which we are known. We currently offer a comprehensive range of business deposit products and services to assist with the banking needs of our business customers, including a variety of remote deposit and cash management products along with commercial transaction accounts.
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
Ongoing Credit Risk Management. In addition to the tailored underwriting process described above, we perform ongoing risk monitoring and review processes for credit exposures. An internal loan review team that utilizes a mix of internal and external resources perform regular loan reviews and confirm loan classifications. We strive to identify potential problem loans early in an effort to aggressively seek resolution of these situations before they create a loss. We record any necessary charge-offs promptly and maintain adequate allowance levels for probable credit losses incurred in the loan portfolio.
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
Lending Limits. Our lending activities are subject to a variety of lending limits imposed by federal law. In general, Sunflower Bank is subject to a legal lending limit on loans to a single borrower of 15% of its capital and unimpaired surplus, or 25% if the loan is fully secured. The dollar amounts of the Bank’s lending limit increases or decreases as its capital increases or decreases. We are able to sell participations in larger loans to other financial institutions, which allows us to better manage the risk and exposure involved with larger loans and to meet the lending needs of our customers requiring extensions of credit in excess of regulatory limits.
Sunflower Bank’s legal lending limit as of December 31, 2023, on loans to a single borrower was $137.7 million (15%) and $229.5 million (25%, for fully secured loans).
Human Capital Resources
We are committed to provide, develop and retain a high performing and diverse workforce that fosters a healthy, safe and productive work environment for our employees to maximize individual and organizational potential and position us as an employer of choice.
Employee Profile. As of December 31, 2023, we had 1,128 total employees and 1,110 full-time equivalent employees, primarily located in Texas, Kansas, Colorado, New Mexico and Arizona. Our employees are not covered by a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
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
On July 9, 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy. Among other initiatives, the Executive Order encouraged the federal banking agencies to review their current merger oversight practices under the BHC Act and the Bank Merger Act and adopt a plan for revitalization of such practices. There are many steps that must be taken by the agencies before any formal changes to the framework for evaluating bank mergers can be finalized and the prospects for such action are uncertain at this time; however, the adoption of more expansive or prescriptive standards may have an impact on our acquisition activities. On December 18, 2023, the U.S. Department of Justice (“DOJ”) released its updated merger guidelines, which modified certain criteria, including a reduction of market concentration calculations by which the DOJ would presume a substantial lessening of competition or the creation of a monopoly. Additionally, the updated merger guidelines focus on a number of other factors related to competitiveness and the impact of the merger upon various constituencies, including customers and workers. While bank regulators, and not the DOJ, typically have addressed anti-trust concerns in connection with bank mergers with a focus on market concentration, the DOJ guidelines and public comments from DOJ officials suggest that the DOJ could weigh in on more bank mergers in the future. On January 29, 2024, the Office of the Comptroller of the Currency proposed amendments to its business combination rules and added a proposed policy statement regarding its evaluation of factors under the Bank Merger Act. While the amendments and policy statement are not final, it is expected that the proposed policy statement would set forth standards by which certain mergers would raise regulatory concerns as well as procedures to extend and augment public comments on proposed mergers. These amendments and the policy statement could delay merger and other business combination approvals in the future.
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
Under the Change in Bank Control Act, a person or company is generally required to file a notice with the Federal Reserve if it will, as a result of the transaction, own or control 10% or more of any class of voting securities or direct the management or policies of a bank or bank holding company and either if the bank or bank holding company has registered securities or if the acquirer would be the largest holder of that class of voting securities after the acquisition. Transactions subject to the BHC Act are exempt from Change in Bank Control Act requirements.
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
The Federal Deposit Insurance Act also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or stockholder.
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
Bank Regulation
Sunflower Bank is a national banking association with its main office in Dallas, Texas, which is subject to regulation and supervision primarily by the OCC and secondarily by the Federal Reserve, the FDIC, and the CFPB. We are subject to requirements and restrictions under federal law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of Sunflower Bank. The OCC regularly examines Sunflower Bank’s operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The OCC also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Sunflower Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations.
Branching
National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located. Under Texas law, the Riegle-Neal Act and the Dodd-Frank Act, and with the prior approval of the OCC, Sunflower Bank may open branch offices within or outside of Texas, where our Bank headquarters was relocated to in 2023, provided that a state bank chartered by the state in which the branch is to be located would also be permitted to establish a branch in Texas. In addition, with prior regulatory approval, Sunflower Bank may acquire branches of existing banks located in Texas or other states.

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
Under Basel III, Tier 1 capital includes two components: CET1 capital and additional Tier 1 capital. The highest form of capital, CET1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, otherwise referred to as AOCI, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, Tier 1 minority interests and grandfathered trust preferred securities. Tier 2 capital generally includes the allowance for credit losses up to 1.25% of risk-weighted assets, qualifying preferred stock, subordinated debt and qualifying tier 2 minority interests, less any deductions in Tier 2 instruments of an unconsolidated financial institution. AOCI is presumptively included in CET1 capital and often would operate to reduce this category of capital. When implemented, Basel III provided a one-time opportunity for covered banking organizations to opt out of much of this treatment of AOCI. We made this opt-out election.
In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, under Basel III, a banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital). The following effective minimum capital plus capital conservation buffer ratios are applicable: (a) a CET1 capital ratio of 7.0%, (b) a Tier 1 risk-based capital ratio of 8.5%, and (c) a total risk-based capital ratio of 10.5%.
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
Prompt Corrective Action
As an insured depository institution, we are required to comply with the capital requirements promulgated under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). The FDICIA requires each federal banking agency to take prompt corrective action (“PCA”) to resolve the problems of insured depository institutions, including those that fall below one or more prescribed minimum capital ratios. The law requires each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of capital ratios: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” As of December 31, 2023, we maintained capital ratios that exceeded the minimum ratios established for a “well capitalized” institution.
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
CECL
On December 21, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to (a) address the implementation of a new credit impairment model, the Current Expected Credit Loss, or CECL model, an accounting standard under United States generally accepted accounting principles (U.S. GAAP); (b) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (c) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations that are subject to stress testing. We implemented CECL effective January 1, 2023. Upon adoption, we recorded an increase to the allowance for credit losses on loans held-for-investment of $5.3 million, a reduction in the allowance for credit losses on unfunded commitments of $0.2 million, an increase to deferred tax assets of $1.2 million, and a corresponding one-time cumulative reduction to retained earnings, net of tax, of $3.8 million in the consolidated balance sheet as of January 1, 2023.
Dividend Payments
The primary source of funds for FirstSun is dividends from Sunflower Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2023. Notwithstanding the availability of funds for dividends, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain the 2.5% capital conservation buffer. See “Capital and Related Requirements” above.
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
On October 24, 2023, the federal banking agencies issued a final rule to amend the regulations implementing the CRA. The rule significantly expands the number of areas in which a bank is evaluated, materially changes the tests used to evaluate the bank in those areas and expands the data a bank must collect and report. The final rule takes effect April 1, 2024, but the majority of its operative provisions are effective January 1, 2026, with the data reporting requirements effective January 1, 2027. We expect the rule will increase Sunflower Bank’s obligations and compliance costs necessary to achieve a “Satisfactory” or “Outstanding” rating under the CRA.

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
In addition to prohibiting discrimination in credit transactions on the basis of prohibited factors, these laws and regulations can cause a lender to be liable for policies that result in a disparate treatment of or have a disparate impact on a protected class of persons. If a pattern or practice of lending discrimination is alleged by a regulator, then the matter may be referred by the agency to the DOJ, for investigation. In December 2012, the DOJ and CFPB entered into a Memorandum of Understanding under which the agencies have agreed to share information, coordinate investigations, and have generally committed to strengthen their coordination efforts. In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with fair lending requirements into account when regulating and supervising other activities of the bank, including in acting on expansionary proposals.
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
The CFPB has issued a number of significant rules that impact nearly every aspect of the lifecycle of consumer financial products and services, including rules regarding residential mortgage loans. These rules implement Dodd-Frank Act amendments to ECOA, TILA and RESPA. Among other things, the rules adopted by the CFPB require banks to: (i) develop and implement procedures to ensure compliance with a “reasonable ability-to-repay” test; (ii) implement new or revised disclosures, policies and procedures for originating and servicing mortgages, including, but not limited to, pre-loan counseling, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower’s principal residence, and mortgage origination disclosures, which integrate existing requirements under TILA and RESPA; (iii) comply with additional restrictions on mortgage loan originator hiring and compensation; and (iv) comply with new disclosure requirements and standards for appraisals and certain financial products. The CFPB may issue regulations that impact products and services offered by Sunflower Bank. The CFPB has engaged in rulemakings that affect, among other things, credit card late fees, overdraft fees, data collection and reporting requirements for small business lenders such as Sunflower Bank, and personal financial data rights, including a proposed rule announced on January 17, 2024, that would, among other requirements, limit the overdraft fees that banks with greater than $10 billion in assets could charge.

Bank regulators take into account compliance with consumer protection laws when considering approval of any proposed expansionary proposals, including merger proposals.
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
Financial Privacy and Cybersecurity
Under privacy protection provisions of the Gramm-Leach-Bliley Act of 1999, and related regulations, we are limited in our ability to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third-party. Federal banking agencies, including the OCC, have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services.
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
See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity and Item 1C. Cybersecurity for a further discussion of risk management strategies and governance processes related to cybersecurity.
Deposit Premiums and Assessments
Sunflower Bank’s deposits are insured by the Deposit Insurance Fund (“DIF”) of the FDIC up to $250,000, the maximum amount permitted by law. The FDIC uses the DIF to protect against the loss of insured deposits if an FDIC-insured bank or savings association fails. As an FDIC-insured bank, we must pay deposit insurance assessments to the FDIC based on our average total assets minus our average tangible equity.
As an institution with less than $10 billion in assets, our assessment rates are based on the level of risk we pose to the FDIC’s DIF. The initial base rate for deposit insurance for institutions with less than $10 billion in assets is between five and 32 basis points. Total base assessment after possible adjustments now ranges between 2.5 and 32 basis points. For established smaller institutions, such as us, the total base assessment rate is calculated by using supervisory ratings as well as (a) an initial base assessment rate, (b) an unsecured debt adjustment (which can be positive or negative), and (c) a brokered deposit adjustment.
In addition to the ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances. For example, under the Dodd-Frank Act, the minimum designated reserve ratio for the DIF was increased to 1.35% of the estimated total amount of insured deposits. Extraordinary growth in insured deposits during the first and second quarters of 2020 caused the DIF reserve ratio to decline below the statutory minimum of 1.35%. In November 2023, following the closures of Silicon Valley Bank and Signature Bank and in connection with its systemic risk determination announced on March 12, 2023, the FDIC announced a special deposit insurance assessment rate of 13.4 basis points beginning in the first quarterly assessment period of 2024, adjusted to exclude the first $5 billion in deposits for an anticipated total of eight quarterly assessment periods.
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
Available Information
We file reports with the Securities and Exchange Commission (the “SEC”) including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statements, as well as any amendments to those reports and statements. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports and statements filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are also accessible at no cost on our internet website at http://ir.firstsuncb.com after they are electronically filed with the SEC. No information contained on our website is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Item 1A. Risk Factors
An investment in our securities involves various risks, many of which are beyond our control, which could cause our results to differ significantly from management’s expectations. Some of these risk factors are described below. Any risk factor discussed below could, by itself or together with one or more other factors, materially and adversely affect our business, results of operations and/or financial condition, and cause the loss of part or all of the value of an investment in FirstSun. Additional risks and uncertainties not currently known to us or that we currently consider to not be material also may materially and adversely affect us and the value of an investment in our securities. In assessing these risks, you should also refer to other information disclosed in this Form 10-K (and in our subsequent SEC filings), including the financial statements and notes thereto. Any of the risks discussed below could also cause our actual results to differ materially from those discussed, anticipated or implied in these forward-looking statements. See “CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS” above in this annual report.
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
Our financial performance generally, and in particular, the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer and whose success we rely on to drive our growth, is highly dependent upon the business environment in the primary markets where we operate and in the United States as a whole. Unlike larger financial institutions that are more geographically diversified, we are a regional bank that provides banking and financial services to customers primarily in Texas, Kansas, Colorado, New Mexico and Arizona. HomeStreet operates in California, Hawaii, Oregon and Washington, and, if completed, the proposed HomeStreet merger will provide additional geographic diversity. However, the economic conditions in our current, and potential future, markets may be different from, and in some instances worse than, the economic conditions in the United States as a whole.
Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation, monetary supply, fluctuations in the debt and equity capital markets, and the strength of the domestic economy and the local economies in the markets in which we operate. Unfavorable market conditions can result in a deterioration of the credit quality of borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, foreclosures, additional provisions for credit losses, adverse asset values, a reduction in assets under management or administration, and an increase in our deposit and funding costs. A component of our loan portfolio is secured by real estate. A decline in real estate values can negatively impact our ability to recover our investment should the borrower become delinquent. Loans secured by stock or other collateral may be adversely impacted by a downturn in the economy and other factors that could reduce the recoverability of our investment. Unsecured loans are dependent on the solvency of the borrower, which can deteriorate, leaving us with a risk of loss. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability of or increases in the cost of credit and capital, increases in inflation or interest rates, high unemployment, natural disasters, epidemics and pandemics (such as COVID-19), state or local government insolvency, or a combination of these or other factors.
More specifically, the market conditions in the markets in which we have (and if the proposed HomeStreet merger is completed, the additional markets in which we will have) a presence may be different from, and could be worse than, the economic conditions in the United States as a whole. As discussed elsewhere in this Item 1A, inflationary pressures have caused the Federal Reserve to increase interest rates. Increases in interest rates in the past have led to recessions of various lengths and intensities and might lead to such a recession in the near future. Such a recession or any other adverse changes in business and economic conditions generally or specifically in the markets in which we operate could affect our business, including causing one or more of the following negative developments:
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

•a permanent impairment of our assets; or
•an increase in the number of customers or other counterparties who default on their loans or other obligations to us, which could result in a higher level of NPAs, net charge-offs and provision for credit losses.
The Federal Reserve has shifted its focus to limiting inflationary and other potentially adverse economic effects or market conditions, which signals the potential for a continued period of economic uncertainty. In addition, there are continuing concerns related to, among other things, the level of U.S. government debt and fiscal actions that may be taken to address that debt, the potential impacts of artificial intelligence, potential pandemic risks, the potential resurgence of economic and political tensions with China, the Middle East or the continuing Russian invasion of Ukraine, any of which may have a destabilizing effect on financial markets and economic activity. Economic pressure on consumers and overall economic uncertainty may result in changes in consumer and business spending, borrowing and saving habits. These economic conditions and/or other negative developments in the domestic or international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and high unemployment or underemployment may also result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.
Inflationary pressures present a potential threat to our results of operation and financial condition.
The United States generally and the regions in which we operate specifically have experienced significant inflationary pressures, evidenced by higher gas prices, higher food prices and other consumer items. Inflation represents a loss in purchasing power because the value of investments does not keep up with inflation and erodes the purchasing power of money and the potential value of investments over time. Accordingly, inflation can result in material adverse effects upon our customers, their businesses and, as a result, our financial position and results of operation. Inflation also can and does generally lead to higher interest rates, which have their own separate risks. Decreased deposit balances could result in our reliance upon higher cost funding sources. See Risks Associated with Monetary Events, Interest Rate and Yield Curve Risks and Capital and Liquidity Risks in this Item 1A of this report.
Our wealth management business may be negatively impacted by changes in economic and market conditions and clients may seek legal remedies for investment performance.
Our wealth management business may be negatively impacted by changes in general economic and market conditions because the performance of this businesses is directly affected by conditions in the financial and securities markets. The financial markets and businesses operating in the securities industry are highly volatile (meaning that performance results can vary greatly within short periods of time) and are directly affected by, among other factors, domestic and foreign economic conditions and general trends in business and finance, and by the threat, as well as the occurrence of global conflicts or events, all of which are beyond our control. We cannot assure you that broad market performance will be favorable in the future. Declines in the financial markets or a lack of sustained growth may result in a decline in the performance of our wealth management business and may adversely affect the market value and performance of the investment securities that we manage, which could lead to reductions in our wealth management fees, because they are based primarily on the market value of the securities we manage, and could lead some of our clients to reduce their assets under management by us or seek legal remedies for investment performance. If any of these events occur, the financial performance of our wealth management business could be materially and adversely affected.
Risks Associated with Monetary Events
The Federal Reserve has implemented significant economic strategies that have affected interest rates, inflation, asset values, and the shape of the yield curve. These strategies have had, and will continue to have, a significant impact on our business and on many of our clients.
To illustrate: in response to the recession in 2008-09 and the following uneven recovery, the Federal Reserve implemented a series of domestic monetary initiatives designed to lower rates and make credit easier to obtain. The Federal Reserve changed course in 2015, raising rates several times through 2018. The last raise in 2018 was accompanied by a substantial and broad stock market decline. In 2019, the Federal Reserve began to lower rates. In 2020, in response to economic disruption associated with the COVID-19 pandemic, the Federal Reserve quickly reduced short-term rates to extremely low levels and acted to influence the markets to reduce long-term rates as well. During 2021, the Federal Reserve significantly reduced its “easing” actions that held down long-term rates. During 2022, the Federal Reserve switched to a tightening policy. It raised short term rates significantly and rapidly over most of the year. Those actions triggered a significant decline in the values of most categories of U.S. stocks and bonds; significantly raised recessionary expectations for the

U.S.; and inverted the yield curve in the U.S. for much of the last two quarters of 2022. During the first half of 2023, the Federal Reserve continued to raise short term rates, leading to continuing yield curve inversion. Subsequent to July 2023 and continuing into 2024, the Federal Reserve has held short term interest rates flat, but has not specifically indicated as to when interest rates may change.
Federal Reserve strategies can, and often are intended to, affect the domestic money supply, inflation, interest rates, and the shape of the yield curve.
Effects on the yield curve often are most pronounced at the short end of the curve, which is of particular importance to us and other banks. Among other things, easing strategies are intended to lower interest rates, expand the money supply, and stimulate economic activity, while tightening strategies are intended to increase interest rates, discourage borrowing, tighten the money supply, and restrain economic activity. However, as noted above, since the second half of 2022 short term rates continued to rise faster than long term rates to the point that the yield curve remained inverted for 2023 and early 2024. It is not clear when long term rates are likely to catch up.
Many external factors may interfere with the effects of these actions or cause them to be changed, sometimes quickly. Such factors include significant economic trends or events as well as significant international monetary policies and events. As exemplified by the March 2023 bank failures in the U.S., such strategies also can affect the U.S. and world-wide financial systems in ways that may be difficult to predict. Risks associated with interest rates and the yield curve and their potential effects on financial institutions are discussed in this Item 1A under the caption Interest Rate and Yield Curve Risks and Capital and Liquidity Risks.
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
Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval, review and administrative practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. Many of our loans are made to small and medium-sized businesses that are less able to withstand competitive, economic and financial pressures than larger borrowers. Consequently, we may have significant exposure if any of these borrowers become unable to pay their loan obligations as a result of economic or market conditions, or personal circumstances. In addition, we are a middle-market lender, as such, the relative size of individual credits in our commercial portfolio increases the potential impact from singular credit events. A failure to effectively measure and limit the credit risk associated with our loan portfolio may result in loan defaults, foreclosures and additional charge-offs, and may necessitate that we significantly increase our allowance for credit losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition and results of operations.
Our allowance for credit losses in our loan portfolio may prove to be inadequate, which may adversely affect our business, financial condition and results of operations.
We are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to ensure full repayment. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results and ability to meet our obligations. We evaluate the collectability of our loan portfolio and we maintain an allowance for credit losses on such loans that represents management’s best estimate of current expected losses in our loan portfolio considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the loan portfolio. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. As a result, the determination of the appropriate level of allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates related to current and expected future credit risks and trends, all of which may undergo material changes. Continuing deterioration in economic conditions, including the possibility of a recession, affecting borrowers; inflation; rising interest rates; new information regarding existing loans, credit commitments; the lingering effects of the COVID-19 pandemic or other global pandemics; natural disasters and risks related to climate change; and identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in the allowance for credit losses on loans. In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in credit loss expense or the recognition of further loan charge-offs, based on judgments different than those of management. Furthermore, if any charge-offs related to loans in future periods exceed our allowance for credit losses on loans, we will need to recognize additional credit loss expense to increase the applicable allowance. Any increase in the allowance for credit losses on loans will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our business, financial condition and results of operations.
We are exposed to higher credit risk by commercial and industrial and commercial real estate lending.
Commercial and industrial lending and commercial real estate lending usually involves higher credit risks than that of single-family residential lending. At December 31, 2023, approximately 69.6% of our loan portfolio consisted of commercial and industrial and commercial real estate loans. These types of loans generally involve larger loan balances to a single borrower or groups of related borrowers.
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
These types of loans are more susceptible to a risk of loss during a downturn in the business cycle. Our underwriting, review, and monitoring cannot eliminate all of the risks related to these loans.
As of December 31, 2023, our commercial real estate loans were equal to 198.9% of our total risk-based capital. The banking regulators give commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement enhanced underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.
A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.
A significant portion of our loans are secured by real estate. As of December 31, 2023, approximately 48.8% of our loan portfolio had real estate as primary collateral (owner occupied, non-owner occupied, non-residential construction, multifamily, and residential). Additionally, certain loans may have real estate as a secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Deterioration in the real estate market could cause us to adjust our opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an additional increase in our provisions for credit losses, which could also adversely affect our business, financial condition, and results of operations.

Nonperforming assets take significant time and resources to resolve and adversely affect our results of operations and financial condition.
At December 31, 2023, we had a total of approximately $67.2 million of nonperforming assets or approximately 0.85% of total assets. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs and adversely affecting our efficiency ratio. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels regulators believe are appropriate in light of the ensuing risk profile. In addition, the resolution of nonperforming assets requires significant commitments of time from management, which may materially and adversely impact their ability to perform their other responsibilities. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.
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
Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to increases in nonperforming assets, charge-offs and delinquencies, further increases to the allowance for credit losses, and a reduction of income recognized, among others, which could have a material adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. At the same time, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets could have a material adverse impact on our net interest income.
Our cost of funds may increase as a result of general economic conditions, FDIC insurance assessments, interest rates and competitive pressures.
We have traditionally obtained funds through local deposits and thus we have a base of lower cost transaction deposits. Generally, we believe local deposits are a cheaper and more stable source of funds than other borrowings because interest rates paid for local deposits are typically lower than interest rates charged for borrowings from the Federal Reserve or from other institutional lenders and reflect a mix of transaction and time deposits. Further, economic conditions and rising interest rates could result in a decrease of our transaction deposit account balances as customers seek to obtain maximum federal deposit insurance coverage or to seek higher interest rates. Our cost of funds has increased in the past 12 months due largely to overall increases in the cost of our deposits. These trends could continue in the remainder of 2024. Additionally, our costs of funds and our profitability and liquidity are likely to be adversely affected if, and to the extent, we have to rely upon higher cost borrowings from the Federal Reserve or other institutional lenders, such as the Federal Home Loan Bank, or upon brokers to fund liquidity needs, and changes in our deposit mix, pricing, and growth could adversely affect our profitability and the ability to expand our loan portfolio. Further, as a result of bank closures or other factors, regulators could increase the cost of our FDIC insurance assessments and affect our profitability.
Rapidly rising interest rates will impact the value of our investment securities and the cost of our funding sources, including deposits.
Our profitability is highly dependent on our net interest income, which is the difference between the interest income paid to us on our loans and investments and the interest we pay to third parties such as our depositors, lenders and debt holders. Changes in interest rates can impact our profits and the fair values of certain of our assets and liabilities. Higher market interest rates and increased competition for deposits may result in higher interest expense, as we may offer higher rates to attract or retain customer deposits. Increases in interest rates also may increase the amount of interest expense we pay to creditors on short and long-term debt. Interest rate risk can also result from mismatches between the dollar amounts of re-pricing or maturing assets and liabilities and from mismatches in the timing and rates at which our assets and liabilities re-price. Changes in market values of investment securities classified as available for sale are impacted by interest rates and can negatively impact our other comprehensive income and equity levels through accumulated other comprehensive income, which includes net unrealized gains and losses on those securities. Further, such losses could be realized into earnings should liquidity and/or business strategy necessitate the sales of securities in a loss position.
A flat or inverted yield curve may reduce our net interest margin and adversely affect our loan and investment portfolios.
The yield curve is a reflection of interest rates applicable to short and long-term debt. The yield curve is steep when short-term rates are much lower than long-term rates; it is flat when short-term rates and long-term rates are nearly the same; and it is inverted when short-term rates exceed long-term rates. Historically, the yield curve is usually upward sloping (higher rates for longer terms). However, the yield curve can be relatively flat or inverted (downward sloping), which has happened several times in the past few years. A flat or inverted yield curve, which tends to decrease net interest margin, would adversely impact our lending businesses and investment portfolio. The Federal Reserve, consistent with long-term goals, has raised rates in response to inflation, and the yield curve has remained inverted in early 2024. We cannot predict how long those conditions will exist. There is significant risk, especially if inversion remains common and a recession begins, that our net interest margin could compress. See Risks Associated with Monetary Events in this Item 1A of this report.
Mortgage Banking Risks
Our mortgage revenue is cyclical and is sensitive to the level of interest rates, changes in economic conditions, decreased economic activity, and slowdowns in the housing market.
Mortgage activity decreased significantly in 2023 and 2022. We may not be able to return our mortgage business to the rates of growth achieved in previous years or even grow our mortgage business at all. The success of our mortgage division is dependent upon our ability to originate loans and sell them to investors, in each case at or near current volumes. Loan production levels are sensitive to changes in the level of interest rates and changes in economic conditions. Mortgage production, especially refinancing activity, declines in rising interest rate environments. Our mortgage origination volume could be materially and adversely affected by rising interest rates. Accordingly, when interest rates increase, we generally expect that our mortgage production will decline.
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
Our mortgage division originates, sells and services residential mortgage loans. Changes in interest rates, housing prices, applicable government regulations and pricing decisions by our loan competitors may adversely affect demand for our residential mortgage loan products, the revenue realized on the sale of loans, the revenues received from servicing such loans for others and, ultimately, reduce our net income. In particular, when rates are higher, client activity (and our related income) tends to be muted. Lower rates tend to foster higher activity. Rising rates have substantially reduced our income from our mortgage division. Further reductions in income from our mortgage-related businesses are possible. In addition, new regulations, increased regulatory reviews, and/or changes in the structure of the secondary mortgage markets which we utilize to sell mortgage loans may increase costs and make it more difficult to operate a residential mortgage origination business. Our revenue from the mortgage banking business was $31.4 million in 2023 and $46.3 million in 2022. This revenue will likely decline in future periods if interest rates continue to rise or if the other risks highlighted in this paragraph are realized, which will adversely affect our profitability.
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
We act as servicer for approximately $5.4 billion of residential loans owned by third parties as of December 31, 2023. As a servicer for those loans we have certain contractual obligations, including foreclosing on defaulted mortgage loans or, to the extent applicable, considering alternatives to foreclosure such as loan modifications or short sales. If we commit a material breach of our obligations as servicer, we may be subject to termination if the breach is not cured within a specified period of time following notice, causing us to lose servicing income.
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
A failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers or other third parties, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, result in litigation or investigations, and damage our reputation, increase our costs and cause losses.
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
During 2023, we were notified, by our vendor, Progress Software Corporation, of vulnerabilities in Progress Software’s MOVEit file transfer software the Bank utilizes for securely transferring sensitive and confidential information and other data, resulting in unauthorized parties likely gaining access to certain Bank customer data that included personally identifiable information. We publicly disclosed this breach and provided appropriate notifications to potentially impacted customers. While our business has not been materially impacted by these cybersecurity incidents, similar incidents could have a material adverse effect on our business in the future. See “Vendor Incident” in Item 1.C, of this Annual Report on Form 10-K.
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
We have implemented a risk management framework to mitigate our risk and loss exposure. This framework is comprised of various processes, systems and strategies, and is designed to identify, measure, monitor, report and manage the types of risk to which we are subject, including, among others, credit risk, interest rate risk, liquidity risk, legal and regulatory risk, compliance risk, strategic risk, cybersecurity risk, reputational risk and operational risk related to our employees, systems and vendors, among others. Any system of control and any system to reduce risk exposure, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met and will be effective under all circumstances or that it will adequately identify, manage or mitigate any risk or loss to us. Additionally, instruments, systems and strategies used to hedge or otherwise manage exposure to various types of interest rate, price, legal and regulatory compliance, credit, liquidity, operational and business risks and enterprise-wide risk could be less effective than anticipated. As a result, we may not be able to effectively mitigate our risk exposures in particular market environments or against particular types of risk. If our risk management framework is not effective, we could suffer unexpected losses and become subject to litigation, negative regulatory consequences, or reputational damage among other adverse consequences, any of which could result in our business, financial condition, results of operations or prospects being materially adversely affected.
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
In particular, the success of the proposed HomeStreet merger, if completed, will depend in part on the combined company’s ability to retain the talents and dedication of employees currently employed by HomeStreet. The consummation of the proposed HomeStreet merger will expand FirstSun’s market areas to include operations in Washington, California, Hawaii, Oregon and other smaller markets, and retaining HomeStreet personnel within such markets is important to the success of the integration of the operations and business of HomeStreet and the success of the combined company. It is possible that these employees may decide not to remain with HomeStreet or FirstSun while the proposed HomeStreet merger is pending or with the combined company after the proposed HomeStreet merger is consummated. If employees terminate their employment, or if an insufficient number of employees are retained to maintain effective operations, the combined company’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating HomeStreet to hiring suitable replacements, all of which may cause the combined company’s business to suffer. In addition, FirstSun may not be able to locate suitable replacements for any such employees who leave the combined company, or to offer employment to potential replacements on reasonable terms. Further, FirstSun’s lack of operating experience in HomeStreet’s existing markets may adversely impact the combined company’s ability to successfully compete in such market areas without retaining HomeStreet’s employees.
If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable us, or at all, which could have a material adverse effect on our business, financial condition, results of operation and future prospects.
We are subject to environmental and climate change risks.
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
In addition, we are subject to the growing risk of climate change. See Climate Risks in this Item 1A of this report.

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
We face substantial competition in all areas of our operations from a variety of different competitors, both within and beyond our principal markets, many of which are larger and may have more financial resources than us. Such competitors primarily include national, super-regional, and internet banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative and regulatory changes and continued consolidation. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.
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
As of December 31, 2023, we had a carrying amount of $553.7 million of investment securities. The fair value of our investment securities may be adversely affected by market conditions, including changes in interest rates, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio. We analyze our securities on a quarterly basis to determine if an expected credit loss has occurred. The process for determining whether a credit loss has occurred usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers, we may be required to recognize expected credit losses on our securities in future periods, which could have a material adverse effect on our business, financial condition or results of operations.
Our deposit insurance premiums could be higher in the future, which could have an adverse effect on our future earnings.
The FDIC insures deposits at FDIC-insured depository institutions, such as Sunflower Bank, up to the maximum federal deposit insurance level per account. Our regular assessments are based on its average consolidated total assets minus average tangible equity as well as by risk classification, which includes regulatory capital levels and the level of supervisory concern. In addition to ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances. If the proposed merger with HomeStreet is completed, we will have more than $10 billion in assets and will be subject to a modified methodology for calculating FDIC insurance assessments and potentially higher assessment rates as a result of institutions with $10 billion or more in assets being required to bear a greater portion of the cost of achieving the DIF minimum reserve ratio of 1.35% as required by the Dodd-Frank Act.
We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums. Also, if our financial condition deteriorates or if the bank regulators otherwise have supervisory concerns about us, then our assessments could rise. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could reduce our profitability, may limit our ability to pursue certain business opportunities, or otherwise negatively impact our operations.
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
In connection with our entry into the HomeStreet merger agreement, FirstSun issued 2,461,538 shares of our common stock to certain institutional investors in a private placement that closed on January 17, 2024. FirstSun is also contractually obligated, concurrently with and subject to the closing of the proposed HomeStreet merger, to issue to those institutional investors warrants (which we refer to as the “Warrants”) to purchase approximately 1.15 million shares of FirstSun common stock with such Warrants having an initial exercise price of $32.50 per share. The Warrants will carry a term of three years. In the event the proposed HomeStreet merger is not consummated, no Warrants will be issued. Concurrently with our entry into the HomeStreet merger agreement, FirstSun entered into an acquisition finance securities purchase agreement with certain institutional investors (the “Acquisition Finance Securities Purchase Agreement”). Pursuant to the Acquisition Finance Securities Purchase Agreement, on the terms and subject to the conditions set forth therein, substantially concurrently with, and subject to, the closing of the proposed HomeStreet merger, certain institutional investors will invest an aggregate of $95 million in exchange for the sale and issuance, at a purchase price of $32.50 per share, of approximately 2.92 million shares of FirstSun common stock. We may need to incur additional debt or equity financing in the future in connection with strategic acquisitions, including the proposed HomeStreet merger, or investments or to strengthen our capital position.
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
We anticipate we will continue to rely primarily on deposits, loan repayments, and cash flows from our investment securities to provide liquidity. Additionally, when necessary, the secondary sources of borrowed funds described above will be used to augment our primary funding sources. During 2023, the Federal Reserve announced the creation of a new Bank Term Funding Program in an effort to minimize the need for banks to sell securities at a loss in times of stress. The Federal Reserve has announced that it will cease making new advances under this program after March 11, 2024. An inability to maintain or raise funds (including the inability to access secondary funding sources) in amounts necessary to meet our liquidity needs would have a substantial negative effect, individually or collectively, on our liquidity. Our access to funding sources in amounts adequate to finance our activities, or on terms attractive to us, could be impaired by factors that affect us specifically or the financial services industry in general. For example, factors that could detrimentally impact our access to liquidity sources include our financial results, a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us, a reduction in our credit rating, any damage to our reputation, counterparty availability, changes in the activities of our business partners, changes affecting our loan portfolio or other assets, or any other event that could cause a decrease in depositor or investor confidence in our creditworthiness and business. Those factors may lead to depositors withdrawing their deposits or creditors limiting our borrowings. Our access to liquidity could also be impaired by factors that are not specific to us, such as general business conditions, interest rate fluctuations, severe volatility or disruption of the financial markets, bank closures or negative views and expectations about the prospects for the financial services industry as a whole, or legal, regulatory, accounting, and tax environments governing our funding transactions. In addition, our ability to raise funds is strongly affected by the general state of the U.S. and world economies and financial markets as well as the policies and capabilities of the U.S. government and its agencies, and may remain or become increasingly difficult due to economic and other factors beyond our control. Any such event or failure to manage our liquidity effectively could affect our competitive position, increase our borrowing costs and the interest rates we pay on deposits, limit our access to the capital markets and have a material adverse effect on our results of operations or financial condition.
We may not be able to maintain a strong core deposit base or access other low-cost funding sources.
We rely on bank deposits to be a low cost and stable source of funding. In addition, our future growth will largely depend on our ability to maintain and grow a strong core deposit base. If we are unable to continue to attract and retain core deposits, to obtain third-party financing on favorable terms, or to have access to interbank or other liquidity sources, we may not be able to grow our assets as quickly. We compete with banks and other financial services companies for deposits. If our competitors raise the rates they pay on deposits in response to interest rate changes initiated by the Federal Reserve or for other reasons of their choice, our funding costs may increase, either because we raise our rates to retain deposits or because of deposit outflows that require us to rely on more expensive sources of funding. In addition, we could experience deposit outflows as a result of depositors seeking to maximize deposit insurance by limiting their deposits at a single financial institution to the maximum federal deposit insurance level. Inflation and higher interest rates, along with monetary events, can cause some of our business customers who have greater operating cash needs to reduce their deposit balances with us. Higher funding costs could reduce our net interest margin and net interest income. Any decline in available funding could adversely affect our ability to continue to implement our business strategy which could have a material adverse effect on our liquidity, business, financial condition and results of operations.
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
Our merger and acquisition activities, including our proposed merger with HomeStreet, could involve a number of additional risks, including the risks of:
•the possibility that the expected benefits of a transaction, including cost savings, may not materialize in the timeframe expected or at all, or may be costlier to achieve;
•the incurrence and possible impairment of goodwill and other intangible assets associated with an acquisition or merger and possible adverse short-term effects on our results of operations;
•the occurrence of a change in the interest rate environment, including the magnitude and duration of interest rate changes, which could adversely affect both ours and HomeStreet’s revenue and expenses, value of assets and obligations, and the availability and cost of capital and liquidity, along with the consummation of the merger;
•incurring the time and expense associated with identifying, evaluating and negotiating with potential merger or acquisition targets and with seeking to complete and preparing for integration with proposed mergers or acquisitions;
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
•the inability to obtain alternative capital in the event it becomes necessary to complete the proposed merger;
•our estimates and judgments used to evaluate financial performance, credit, asset values, operations, management and market risks with respect to the acquired or merged company may not be accurate;

•the ability to develop and maintain a strong core deposit base or other low cost funding sources necessary to fund ours and HomeStreet’s activities, particularly in a rising or high interest rate environment;
•potential exposure to unknown or contingent liabilities of the acquired or merged company;
•difficulty or unanticipated expense associated with converting the operating systems of, and otherwise integrating the business of, the acquired or merged company into ours;
•the possibility that we will be unable to successfully implement integration strategies, due to challenges associated with integrating complex systems, technology, banking centers, and other assets of the acquired or merged company in a manner that minimizes any adverse effect on customers, suppliers, employees, and other constituencies;
•delays in completing or failure to complete a merger or acquisition due to litigation, closing conditions or the regulatory approval process;
•the possibility that a proposed acquisition or merger may not be timely completed, if at all;
•creating an adverse short‑term effect on our results of operations; and
•the possible loss of our key employees and customers or those of the acquired or merged company.
If we do not successfully manage these risks, our merger and acquisition activities could have a material adverse effect on our business, financial condition, and results of operations, including short-term and long‑term liquidity, our ability to successfully implement our strategic plan and our stock price.
We may issue stock or equity derivative securities in connection with mergers and acquisitions that will dilute the percentage ownership and voting percentage interest of our existing stockholders and result in our existing stockholders exercising less influence over management, and such issuances may reduce the book value or earnings per share of our common stock, cause the price of our common stock to decline and adversely affect the terms on which we may obtain additional capital.
We may issue stock or equity derivative securities in connection with mergers and acquisitions that will dilute the percentage ownership and voting percentage interest of our existing stockholders and result in our existing stockholders exercising less influence over management, and such issuances may reduce the book value or earnings per share of our common stock, cause the price of our common stock to decline and adversely affect the terms on which we may obtain additional capital.
If the proposed HomeStreet merger is completed, holders of FirstSun common stock will have a reduced ownership and voting interest in the combined company and will exercise less influence over management. If the proposed HomeStreet merger is completed, each HomeStreet shareholder and equity award holder who receives shares of FirstSun common stock will become a FirstSun stockholder. Based on the number of shares of HomeStreet common stock and HomeStreet equity awards outstanding as of the date of the merger agreement, the total number of shares of FirstSun common stock estimated to be issued to holders of HomeStreet common stock and equity awards in connection with, and subject to, the completion of the merger is approximately 8.44 million shares. In addition, FirstSun is also obligated, substantially concurrently with the closing of the proposed HomeStreet merger, to issue to certain institutional investors Warrants (having an initial exercise price of $32.50 per share, and a term of three years) to purchase approximately 1.15 million shares of FirstSun common stock and to issue to certain institutional investors approximately 2.92 million shares of FirstSun common stock at a purchase price of $32.50 per share. Based on the number of shares of FirstSun and HomeStreet common stock outstanding as of the close of business on March 6, 2024, and based on the number of shares of FirstSun common stock estimated to be issued to holders of HomeStreet common stock and equity awards in the proposed HomeStreet merger and, in connection the closing of the merger, expected to be issued pursuant to the Acquisition Finance Securities Purchase Agreement, the former holders of HomeStreet common stock and equity awards, as a group, are estimated to own approximately 22% of the outstanding common shares of the combined company immediately after completion of the proposed HomeStreet merger, and the holders of FirstSun common stock, as a group, immediately prior to the HomeStreet merger, including and together with the institutional investors that purchase shares of FirstSun common stock pursuant to the Acquisition Finance Securities Purchase Agreement in connection with the completion of the HomeStreet merger, are estimated to own approximately 78% of the outstanding shares of the combined company immediately after completion of the proposed HomeStreet merger (assuming no exercise of FirstSun stock options prior to the closing of the HomeStreet merger, and excluding shares issuable upon exercise of the FirstSun stock options and the Warrants). And because of this, if the proposed the HomeStreet merger is completed, FirstSun stockholders may have less influence than they now have the management and policies of FirstSun.

Future mergers and acquisitions may be delayed, impeded, or prohibited due to regulatory issues.
Our mergers and acquisitions, including our proposed merger with HomeStreet, are subject to approval by a variety of federal and state regulatory agencies. The process for obtaining these required regulatory approvals has become substantially more difficult in recent years. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues we or the target company has, or may have, with regulatory agencies, including, without limitation, issues related to adverse public comments to merger applications, anti-money laundering/Bank Secrecy Act compliance, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations, Community Reinvestment Act issues, anti-trust issues, and other similar laws and regulations. We may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of our inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. Difficulties associated with potential mergers and acquisitions that may result from these factors could have a material adverse effect on our business, and, in turn, our financial condition and results of operations.
We face risks and uncertainties related to our proposed merger with HomeStreet.
Before the transactions contemplated in the merger agreement can be completed, various approvals must be obtained, including approval of the Federal Reserve and the Office of the Comptroller of the Currency. The terms and conditions of the approvals that are granted may impose conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the merger agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the merger agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the merger or otherwise reduce the anticipated benefits of the merger if the merger were consummated successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the merger.
If the proposed HomeStreet merger is completed, HomeStreet’s business, financial condition (including the value of its assets and liabilities), liquidity and results of operations, and our ability to successfully implement strategies to integrate HomeStreet’s business into FirstSun, will be of major significance with respect to the combined company and may materially impact the value of FirstSun common stock. HomeStreet’s total assets and total liabilities of approximately $9.4 billion and $8.9 billion, respectively, as of December 31, 2023, exceeded FirstSun’s total assets and total liabilities of approximately $7.9 billion and $7.0 billion, respectively, as of that date. If the proposed HomeStreet merger is completed, among other things, the net interest income, assets, such as securities and loans, and economic value of equity of the combined company are expected to have different sensitivities to changes in interest rates than the current sensitivities of net interest income, assets, such as securities and loans, and economic value of equity of FirstSun independently to changes in interest rates, which will present risks that are different from and in addition to those currently affecting FirstSun. Additionally, HomeStreet’s business and operations differ from FirstSun’s, and, if completed, the proposed HomeStreet merger will expand FirstSun’s market areas to include operations in Washington, California, Hawaii, Oregon and other smaller markets, which presents challenges and risk with respect to the integration of the operations and business of HomeStreet into FirstSun.
FirstSun and HomeStreet have operated and, until the completion of the merger, will continue to operate independently. There can be no assurances that the businesses of FirstSun and HomeStreet can be integrated successfully. It is possible that the integration process could result in the loss of key FirstSun employees or key HomeStreet employees, the loss of customers, the disruption of either company’s or both companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. The success of the merger will depend on, among other things, the ability of FirstSun and HomeStreet to combine their businesses in a manner that facilitates growth opportunities and realizes cost savings. However, if the combined company is not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully, or at all, or may take longer to realize than expected.
In addition, the merger agreement contains provisions that restrict each of FirstSun’s and HomeStreet’s ability to, among other things, initiate, solicit, knowingly encourage or knowingly facilitate, inquiries or proposals with respect to, or, subject to certain exceptions generally related to its board of directors’ exercise of its fiduciary duties, engage in any negotiations concerning, or provide any confidential information relating to, any alternative acquisition proposals. These provisions, which include a $10.0 million termination fee payable under certain circumstances, might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of FirstSun from considering or proposing that acquisition, or might result in a potential competing acquirer proposing to pay a lower per share price to acquire FirstSun than it might otherwise have proposed to pay.
Failure to complete our proposed merger with HomeStreet could negatively impact our business, financial results and stock price. If we complete the proposed HomeStreet merger but do not successfully manage the risks associated with the proposed HomeStreet merger, the proposed HomeStreet merger could have a material adverse effect on our business, financial condition, and results of operations, including short-term and long‑term liquidity, our ability to successfully implement our strategic plan and our stock price.
If HomeStreet shareholders exercise dissenters’ rights and the proposed HomeStreet merger is completed, FirstSun may incur significant additional costs.
HomeStreet shareholders are entitled to exercise dissenters’ rights in connection with the proposed HomeStreet merger. If the proposed HomeStreet merger is completed, a HomeStreet shareholder who has complied with applicable requirements under the merger agreement and Chapter 23B.13 of the Washington Business Corporation Act may dissent and require FirstSun to pay in cash the appraised value of such shareholders’ dissenting shares instead of the merger consideration. FirstSun cannot predict the number of shares of HomeStreet common stock that may constitute dissenting shares, the amount of cash that FirstSun may be required to pay following the completion of the proposed HomeStreet merger with respect to the dissenting shares, or the expenses that FirstSun may incur in connection with the appraisal process. However, if the proposed HomeStreet merger is completed, FirstSun payments with respect to the dissenting shares and FirstSun expenses in connection with the dissent and potential appraisal process may negatively impact FirstSun’s liquidity and capital, which could adversely affect our business, stock price, financial condition, and results of operations, including short-term and long‑term liquidity, our ability to successfully close the merger, our ability to implement our strategic plan, and could also result in FirstSun taking steps to strengthen its liquidity or capital position, including by issuing additional stock or equity derivative securities.
We expect to incur substantial expenses related to the proposed HomeStreet merger.
We expect to incur substantial expenses in connection with completing the proposed HomeStreet merger and combining the business, operations, networks, systems, technologies, policies and procedures of FirstSun and those of HomeStreet. Although we have assumed that a certain level of transaction and combination expenses would be incurred, there are a number of factors beyond their control that could affect the total amount or the timing of combination expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transaction and combination expenses associated with the proposed HomeStreet merger could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the combination of the businesses following the completion of the proposed HomeStreet merger.
In addition, before completing the proposed HomeStreet merger, we will incur or have incurred substantial expenses in connection with the negotiation and completion of the transactions contemplated by the HomeStreet merger agreement. In preparation for the consummation of the proposed HomeStreet merger, we will also incur the additional costs and expenses of preparing and filing a merger registration statement with the SEC, printing and mailing the proxy statement/prospectus to solicit HomeStreet shareholder approval of the merger proposal, and all filing and other fees expected to be paid to the SEC, bank regulatory authorities and other governmental agencies in connection with the proposed HomeStreet merger. If the proposed HomeStreet merger is not completed, FirstSun would have to recognize these expenses without realizing the anticipated benefits of the proposed HomeStreet merger.
If our proposed merger with HomeStreet is not completed for any reason, our ongoing business may be adversely affected, and, without realizing any of the benefits of having completed the merger, we will be subject to a number of risks, including the following:
•we may be required, under certain circumstances, to pay HomeStreet a termination fee of $10.0 million under the merger agreement;
•we will be required to pay certain costs relating to the merger, whether or not the merger is completed, such as legal, accounting, financial advisor and printing fees;
•the merger agreement places certain restrictions on the conduct of both FirstSun’s and HomeStreet’s business prior to completion of the merger, which may adversely affect our ability to execute certain of our business strategies; and

•matters relating to the merger may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us, as an independent company.
In addition, if the merger is not completed, we may experience negative reactions from the financial markets and from our customers and employees. For example, we may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. The market price of our common stock could decline to the extent that the current market prices reflect a market assumption that the merger will be completed. We also could be subject to litigation related to the proposed merger, any failure to complete the merger or to proceedings commenced against us to perform our obligations under the merger agreement. If the merger is not completed, we cannot assure you that the risks described above will not materialize and will not materially affect our business, financial results and stock price.
Additional growth will subject FirstSun to additional regulation, increased supervision and increased costs.
The Dodd-Frank Act imposes additional regulatory requirements on institutions with $10 billion or more in assets. We had $7.88 billion in assets as of December 31, 2023. If the pending merger with HomeStreet is completed, then FirstSun expects to have more than $15 billion in assets and, as a result, will be subject to the additional regulatory requirements, increased supervision and increased costs, including the following:
•Supervision, examination and enforcement by the CFPB with respect to consumer financial protection laws;
•A different methodology for calculating FDIC insurance assessments and potentially higher assessment rates for institutions with $10 billion or more in assets;
•If we exceed $15 billion in assets through an acquisition (or make an acquisition after exceeding $15 billion in assets through organic growth), then our trust preferred securities will be excluded from Tier 1 capital and instead included in Tier 2 capital; and if the proposed HomeStreet merger is completed, we expect to have more than $15 billion in assets, and therefore any trust preferred securities of the combined company will be excluded from Tier 1 capital and instead included in Tier 2 capital (as of December 31, 2023, FirstSun had approximately $13.9 million in trust preferred securities and HomeStreet had approximately $62 million in trust preferred securities);
•Heightened compliance standards under the Volcker Rule;
•Enhanced supervision as a larger financial institution; and
•Under the Durbin Amendment to the Dodd-Frank Act, institutions with $10 billion or more in assets are subject to a cap on the interchange fees that may be charged in certain electronic debit and prepaid card transactions.
The imposition of these regulatory requirements and increased supervision may require additional commitment of financial resources to regulatory compliance and may increase FirstSun’s cost of operations.
Failure to achieve one or more key elements needed for successful organic growth could adversely affect our business and earnings.
There are a number of risks to the successful execution of our organic growth strategy that could result in a material and adverse effect upon our results of operation and financial condition. These risks include, without limitation, the following:
•our inability to attract and retain clients in our banking market areas;
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
Risks Related to Public Health Issues
Outbreaks of communicable diseases, including COVID-19 and its variants, have led to periods of significant volatility in financial, commodities (including oil and gas) and other markets, adversely affected our ability to conduct normal business, adversely affected our clients, and are likely to harm our businesses, financial condition and results of operations.
The COVID-19 pandemic caused and may continue to cause significant disruption in the international and United States economies and financial markets and has had an adverse effect on our business and results of operations. We have also seen a surge in flu and other respiratory illnesses of varying seriousness and magnitude. The spread of these diseases, including COVID variants, has caused illness and death resulting in quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions, and overall economic and financial market instability. In response to the COVID-19 pandemic, the governments of the states in which we have branches, and most other states, periodically have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These restrictions and other consequences of public health issues have resulted in significant adverse effects for many different types of businesses, including, among others, those in the hospitality (including hotels and lodging) and restaurant industries, and resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions in which we operate. We may experience other negative impacts to our business as a result of an outbreak of a communicable disease that could exacerbate other risks discussed in this “Risk Factors” section.
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
From time to time we are, or may become, involved in suits, legal proceedings, information-gatherings, reviews, investigations and proceedings by governmental and self-regulatory agencies that may lead to material adverse consequences.
Many aspects of the banking business involve a substantial risk of legal liability. From time to time, we are, or may become, the subject of information-gathering requests, reviews, investigations and proceedings, and other forms of regulatory inquiry, including by bank regulatory agencies, self-regulatory agencies, the SEC and law enforcement authorities. The results of such proceedings could lead to significant civil or criminal penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, financial statement restatements, restrictions on the way we conduct our business, reputational harm and other potentially material adverse consequences.
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
Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. The CFPB has issued several rules on mortgage lending, notably a rule requiring all home mortgage lenders to determine a borrower’s ability to repay the loan. Loans with certain terms and conditions and that otherwise meet the definition of a “qualified mortgage”

may be protected from liability to a borrower for failing to make the necessary determinations. In response to these laws and related CFPB rules, we have tightened, and in the future may further tighten, our mortgage loan underwriting standards to determine borrowers’ ability to repay. Although it is our policy not to make predatory loans and to determine borrowers’ ability to repay, these laws and related rules create the potential for increased liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.
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
From time to time, we, our directors and our management are the subject of various claims and legal actions by customers, employees, stockholders and others. Whether such claims and legal actions are legitimate or unfounded, if such claims and legal actions are not resolved in our favor, they may result in significant financial liability and/or adversely affect our reputation and our products and services as well as impact customer demand for those products and services. In light of the potential cost and uncertainty involved in litigation, we have in the past and may in the future settle matters even when we believe we have a meritorious defense. Certain claims may seek injunctive relief, which could disrupt the ordinary conduct of our business and operations, increase our cost of doing business or delay or prevent our planned mergers or acquisitions.

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
We service many of our own loans, and loan servicing is subject to extensive regulation by federal, state and local governmental authorities as well as to various laws and judicial and administrative decisions imposing requirements and restrictions on those activities. The volume of new or modified laws and regulations has increased in recent years and, in addition, some individual municipalities have begun to enact laws that restrict loan servicing activities including delaying or temporarily preventing foreclosures or forcing the modification of certain mortgages. If regulators impose new or more restrictive requirements, we may incur additional significant costs to comply with such requirements which may further adversely affect us. In addition, were we to be subject to regulatory investigation or regulatory action regarding our loan modification and foreclosure practices, our financial condition and results of operation could be adversely affected.
In addition, we have sold loans to third parties. In connection with these sales, we make or have made various representations and warranties, breaches of which may result in a requirement that we repurchase the loans, or otherwise make whole or provide other remedies to counterparties. These aspects of our business or our failure to comply with applicable laws and regulations could possibly lead to: civil and criminal liability; loss of licensure; damage to our reputation in the industry; fines and penalties and litigation, including class action lawsuits; and administrative enforcement actions. Any of these outcomes could materially and adversely affect us.
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
Data privacy is a major political concern. The laws governing it are new, and they are likely to evolve and expand.
Many non-regulated, non-banking companies have gathered large amounts of personal details about millions of people, and they have the ability to analyze that data and act on that analysis very quickly. This situation has prompted governmental responses. Two prominent responses are the European Union General Data Protection Regulation and the California Consumer Privacy Act. Neither is a banking industry regulation, but both apply to banks in relation to certain clients. Further general regulation to protect data privacy appears likely, and banking industry regulations might be enlarged as well.
The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make significant assumptions, estimates and judgments that affect the financial statements.
Management must make significant assumptions and estimates and exercise significant judgment in selecting and applying accounting and reporting policies. In some cases, management must select a policy from two or more alternatives, any of which may be reasonable under the circumstances, which may result in reporting materially different results than would have been reported under a different alternative. The estimate that is consistently one of our most critical is the level of the allowance for credit losses. However, other estimates can be highly significant at discrete times or during periods of varying length, for example the valuation (or impairment) of our deferred tax assets. Estimates are made at specific points in time. As actual events unfold, estimates are adjusted accordingly. Due to the inherent nature of these estimates, it is possible that, at some time in the future, we may significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the provided allowance, or we may recognize a significant provision for impairment of assets, or we may make some other adjustment that will differ materially from the estimates that we make today. Moreover, in some cases, especially concerning litigation and other contingency matters where critical information is inadequate, often we are unable to make estimates until fairly late in a lengthy process.
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
Maintaining and adapting our internal controls over financial reporting, disclosure controls and procedures and effective corporate governance policies and procedures (“controls and procedures”) is expensive and requires significant management attention. Moreover, as we continue to grow, including as a result of the proposed HomeStreet merger, if it is completed, our controls and procedures may become more complex and require additional resources to ensure they remain effective amid dynamic regulatory and other guidance. Failure to implement effective controls and procedures or circumvention of our controls and procedures could harm our business, results of operations and financial condition or cause us to fail to meet our public reporting obligations.
Risks Related to FirstSun Common Stock
There is a limited trading market in our common stock, which would hinder your ability to sell our common stock and may lower the market price of the stock.
Our common stock is currently quoted on the OTC Market Group, Inc.’s OTCQX Market. The development of an active trading market depends on the existence of willing buyers and sellers, the presence of which is not within our control, or that of any market maker. The number of active buyers and sellers of the shares of our common stock at any particular time may be limited. Under such circumstances, you could have difficulty selling your shares of our common stock on short notice. In addition, the total number of our outstanding shares less the shares beneficially owned by our directors, executive officers and greater than 5% stockholders, is quite limited. As a result, there is not currently an active trading market for our common stock. Accordingly, shareholders should consider the potential illiquid and long-term nature of an investment in FirstSun common stock.
A closing condition to the HomeStreet merger agreements (and consistent with undertakings in the Acquisition Finance Securities Purchase Agreement), FirstSun is required to uplist its common stock to Nasdaq. And pursuant to undertakings in the Upfront Securities Purchase Agreement, FirstSun is required to use its reasonable best efforts to list its common stock on Nasdaq (or the New York Stock Exchange or the NYSE American) within 120 days of January 17, 2024, provided that, to the extent reasonably necessary to effect the transactions contemplated by the HomeStreet merger agreement, FirstSun may extend such deadline by up to 60 days with the prior written consent of the selling stockholders (which consent shall not be unreasonably withheld, delayed or conditioned), regardless of whether the HomeStreet merger is consummated. If the proposed HomeStreet merger is completed, the shares of FirstSun common stock which will be issued to HomeStreet shareholders in the proposed HomeStreet merger will be freely transferable. However, regardless of whether the HomeStreet merger is completed, there is a limited trading market in FirstSun common stock, which may hinder shareholders’ ability to sell FirstSun common stock and may lower the market price of the stock. The development of a trading market depends upon the existence of willing buyers and sellers, the presence of which is not within the control of FirstSun. Accordingly, investing in FirstSun stock could potentially be illiquid and a long-term investment. Even though the FirstSun stockholder base would increase as a result of the completion of the proposed HomeStreet merger and even if the FirstSun common stock begins trading on Nasdaq or any other stock exchange, there can be no assurance that an active and liquid trading market for FirstSun will develop, or once developed, will continue.

FirstSun’s Significant Stockholders could exercise significant influence over FirstSun, and their interests in FirstSun may be different than yours.
Certain of the Significant Stockholders of FirstSun (those identified under “Item 13. Certain Relationships and Related Transactions, and Director Independence,” under the heading “Stockholders’ Agreement”), own, in the aggregate, approximately 70.4% of our common stock. As a result, our Significant Stockholders exercise significant influence over FirstSun through such ownership.
In addition, under our Stockholders’ Agreement, as amended, certain of FirstSun’s Significant Stockholders, are entitled to designate nominees for nine of the ten directors, in each case, so long as certain stock ownership thresholds are maintained. The directors nominated by the Significant Stockholders will have significant authority to make decisions affecting our business, including, among others, the issuance of additional capital stock, the incurrence of additional indebtedness, mergers and acquisitions, the decision of whether or not to declare dividends and other extraordinary corporate matters.
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
Provisions in our certificate of incorporation, bylaws and Stockholders’ Agreement, as well as provisions of the DGCL, could make it more difficult for a third-party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:
•establishing a classified board of directors such that not all members of the board are elected at one time, with nine of our ten director seats being nominated by certain Significant Stockholders under the Stockholders’ Agreement, so long as certain stock ownership thresholds are maintained;
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
We do not intend to pay dividends for the foreseeable future.
We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. As a result, a stockholder may only receive a return on their investment in our common stock if the trading price of our common stock increases.
Also, as a bank holding company, our ability to pay dividends is affected by the policies and enforcement powers of the Federal Reserve and any future payment of dividends will depend on the Bank’s ability to make distributions and payments to the Company as our principal source of funds to pay such dividends. The Bank is also subject to various legal, regulatory and other restrictions on its ability to make distributions and payments to the Company. In addition, in the future, we may enter into borrowing or other contractual arrangements that restrict our ability to pay dividends. As a consequence of these various limitations and restrictions, we may not be able to pay dividends on our common stock. See “Item 1. Business - Supervision and Regulation - Dividend Payments” for additional information.

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
We may issue additional shares of stock or equity derivative securities that may dilute the percentage ownership of existing stockholders and the book value per share of our common stock, which may cause the price of our common stock to decline and adversely affect the terms on which we may obtain additional capital.
Issuances of FirstSun common stock or equity derivative securities, or the perception that these issuances could occur, could cause the market price of FirstSun common stock to decline and make it more difficult for us to sell equity or equity-related securities in the future, at a time and place that we deem appropriate. Accordingly, the market price of FirstSun common stock could be adversely affected by actual or anticipated issuances of a significant number of shares of FirstSun common stock in the future.
We are authorized to issue up to 50,000,000 shares of our common stock, and to issue up to 10,000,000 shares of preferred stock, without further stockholder approval. As of March 6, 2024, FirstSun had 27,430,682 shares of common stock outstanding, and no shares of preferred stock outstanding. On or prior to closing of the proposed HomeStreet merger, FirstSun intends to file an amendment to its certificate of incorporation to increase the number of FirstSun’s authorized shares of capital stock from 60,000,000 to 110,000,000, consisting of 100,000,000 shares of FirstSun common stock and 10,000,000 shares of preferred stock. Such amendment to the certificate of incorporation will become effective upon filing with the Secretary of State of the State of Delaware.
We may issue additional shares of our stock or equity derivative securities in the future pursuant to current or future equity compensation plans, in connection with future acquisitions or financings (including in connection with the proposed HomeStreet merger), or to raise additional capital to support our growth or to otherwise strengthen our balance sheet. Any issuance of shares of our stock or derivative equity securities will dilute the percentage ownership of our shareholders, may dilute the book value per share of our common stock, may dilute the economic and voting ownership interest of our existing stockholders, and could have a material negative effect on the value of our common stock.

Sales by FirstSun stockholders of substantial amounts of our common stock, as well as the anticipation of such sales by the public markets, could depress the market price of our common stock.
FirstSun has filed a resale shelf registration statement, which was declared effective by the SEC on November 1, 2023 and remains in effect, with respect to the potential resale of up to approximately 20.47 million shares of our common stock by certain stockholders, including certain significant stockholders, of FirstSun. FirstSun is obligated to (and intends to promptly) file with the SEC a resale shelf registration statement with respect to the potential resale of up to approximately 2.46 million shares of our common stock by certain institutional stockholders who purchased such shares from FirstSun in a private placement on January 17, 2024. If the proposed HomeStreet merger is completed, the shares of FirstSun common stock which will be issued to HomeStreet shareholders in the proposed HomeStreet merger will be freely transferable, and FirstSun will be required to file resale shelf registration statements with respect to the resale by certain institutional investors of up to approximately 2.92 million additional shares of FirstSun common stock that would be issued pursuant to the Acquisition Finance Securities Purchase Agreement and the resale by certain institutional stockholders of up to approximately 1.15 million shares of FirstSun common stock issuable upon exercise of the Warrants.
Sales by stockholders of FirstSun, before or after any completion of the proposed HomeStreet merger, of significant amounts of our common stock, as well as the anticipation of such sales by the public markets, could cause the market price of our common stock to decline. These sales may also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate to raise funds through future offerings of our common stock or derivative equity securities.
Shareholder litigation could prevent or delay the completion of the merger or otherwise negatively impact the business and operations of FirstSun and HomeStreet.
Shareholders of FirstSun or HomeStreet may file lawsuits against FirstSun, HomeStreet and/or the directors and officers of either company in connection with the merger. One of the conditions to the closing is that there must be no order, injunction or decree issued by any court or governmental entity of competent jurisdiction or other legal restraint preventing the consummation of the merger or any of the other transactions contemplated by the merger agreement. If any plaintiff were successful in obtaining an injunction prohibiting FirstSun or HomeStreet from completing the merger or any of the other transactions contemplated by the merger agreement, then such injunction may delay or prevent the effectiveness of the merger and could result in significant costs to FirstSun or HomeStreet, including any cost associated with the indemnification of directors and officers of each company. FirstSun and HomeStreet may incur costs in connection with the defense or settlement of any stockholder or shareholder lawsuits filed in connection with the merger. Such litigation could have an adverse effect on the financial condition and results of operations of FirstSun and HomeStreet and could prevent or delay the completion of the merger.
Climate Risks
Natural disasters and weather-related events exacerbated by climate change could have a negative impact on our results of operations and financial condition.
We operate in markets in which natural disasters, including tornadoes, severe storms, fires, floods, droughts, hurricanes and earthquakes have occurred. Such natural disasters could significantly affect the local population and economies, the activities of many of our customers and clients, and our business, and could pose physical risks to our properties. Although our banking offices are geographically dispersed throughout portions of the midwestern and southwestern United States and we maintain insurance coverage for such events, a significant natural disaster in or near one or more of our markets could have a material adverse effect on our financial condition, results of operations or liquidity.
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
Even as regulators, such as the SEC, begin to propose or mandate additional disclosure of climate-related information by companies across sectors, there may continue to be a lack of information for more robust climate-related risk analyses. Third-party exposures to climate-related risks and other data generally are limited in availability and variable in quality. Modeling capabilities to analyze climate-related risks and interconnections are improving but remain incomplete. Legislative or regulatory uncertainties and changes regarding climate-related risk management and disclosures are likely to result in higher regulatory, compliance, credit, reputational and other risks and costs (for additional information, see the ongoing regulatory and legislative uncertainties and changes risk factor above). In addition, we could face increased regulatory, reputational and legal scrutiny as a result of its climate risk.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
Cybersecurity is a critical component of our overall risks given the increasing reliance on technology and potential of cyber threats. Our Chief Information Security Officer is primarily responsible for this cybersecurity component and is a member of the information technology organization, reporting directly to the Chief Information Officer and regularly reports on the state of the program to the Risk Committee of our Bank’s Board of Directors.
Our objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse our systems or information. The structure of our information security program is designed around the Federal Financial Institutions Examination Council (“FFIEC”) regulatory guidance, and other industry standards such as the Center for Internet Security (“CIS”). In addition, we leverage certain industry and government associations, third-party benchmarking, audits, and threat intelligence feeds to facilitate and promote program effectiveness. Our Chief Information Security Officer and our Chief Information Officer regularly collaborate with industry groups to discuss cybersecurity trends and issues and identify best practices. The information security program is periodically reviewed by such personnel with the goal of addressing changing threats and conditions.
We leverage people, processes, and technology with an in-depth, layered, defensive strategy as part of our efforts to manage and maintain cybersecurity controls. We also employ a variety of preventative and detective tools designed to monitor, block, and provide alerts regarding suspicious activity, as well as to report on suspected advanced persistent threats. We have established processes and systems designed to mitigate cyber risk, including regular and on-going education and training for employees, preparedness simulations and tabletop exercises, and recovery and resilience tests. We engage in regular assessments of our infrastructure, software systems, and network architecture, using internal cybersecurity experts and third-party specialists. We also maintain a third-party risk management program designed to identify, assess, and manage risks, including cybersecurity risks, associated with external service providers and our supply chain. We also actively monitor our email gateways for malicious phishing email campaigns and monitor remote connections as a significant portion of our workforce has the option to work remotely. We leverage internal and external auditors and independent external partners to periodically review our processes, systems, and controls, including with respect to our information security program, to assess their design and operating effectiveness and make recommendations to strengthen our risk management program.
Notwithstanding our defensive measures and processes, the threat posed by cyber-attacks is severe.
Therefore, we will experience risk to potential vulnerabilities now and in the future but have built a program to recognize and respond to these vulnerabilities for the purposes of identification and remediation of those vulnerabilities and the impact they can have on our business. Our internal systems, processes, and controls are designed to mitigate loss from cyber-attacks.
Additionally, we maintain an Incident Response Plan that provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to the appropriate management and/or executives. We have created and maintain a Crisis Management Plan as part of our overall Incident Response Plan which provides for the escalation path and management of an incident by the appropriate designated executives. The Incident Response Plan is coordinated through the Chief Information Security Officer and key members of the information technology management team are embedded by design. The Crisis Management Plan facilitates coordination across multiple parts of our organization and is evaluated at least annually.
Further, our risk from cybersecurity threats includes failure in or breach of our operational or security systems or infrastructure managed by third-party vendors and extends to other third parties, which could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and/or cause losses.
While we have experienced cybersecurity incidents in the past, to date, risks from cybersecurity threats have not materially affected the Company. For further discussion of risks from cybersecurity threats, see the section captioned “A failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers or other third parties, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.” in Item 1A. Risk Factors.
Governance
Our Chief Information Security Officer is accountable for managing our enterprise information security department and delivering our information security program. The responsibilities of this department include cybersecurity risk assessment, threat intelligence, control evaluation and assessment, incident response, vulnerability assessment, threat intelligence, third-party risk management, change management, and business resilience. The foregoing responsibilities are covered on a day-to-day basis by a first line of defense function. The second line of defense function is separated from the first line of defense function through organizational structure and overall cybersecurity management is independently reviewed by a third line through the audit function. The department, as a whole, consists of information security professionals with varying degrees of education and experience. Individuals within the department are generally subject to professional education and certification requirements. In particular, our Chief Information Security Officer has substantial relevant expertise and formal training in the areas of information security and cybersecurity risk management.
Various management committees exist including the Information Technology Steering Committee, which focuses on technology impact. This committee provides oversight and governance of the technology program and the information security program. This committee is chaired by the Chief Information Officer and includes other executives across the Bank and the Chief Information Security Officer is a part of this committee. This committee meets quarterly to provide oversight of technology projects and services including strategy, standards, policies, practices, controls, and mitigation and prevention efforts employed to manage security risks.
The Chief Information Security Officer reports summaries of key issues, including significant cybersecurity and/or privacy incidents, discussed at the meeting and the actions taken to the Risk Committee of our Board of Directors on a quarterly basis (or more frequently as may be required by the Incident Response Plan).
The Risk Committee of our Bank’s Board of Directors is responsible for overseeing our information security and technology programs, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. Our Chief Information Security Officer and our Chief Information Officer provide quarterly reports to the Risk Committee of our Bank’s Board of Directors regarding the information security program and the technology program, key enterprise cybersecurity initiatives, and other matters relating to cybersecurity processes. The Risk Committee of our Bank’s Board of Directors reviews and approves our information security policies and strategies. The Risk Committee of our Bank’s Board of Directors provides a report of their activities to the full Board of Directors at each board meeting.
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
We publicly disclosed this breach and provided appropriate notifications to potentially impacted customers. We now understand that the SEC is conducting an investigation into data breaches resulting from the failures in the Progress software and on or about February 26, 2024, we received a request from the SEC to preserve and provide various documents and information relating to the SEC’s investigation. The fact that the SEC has begun an investigation does not mean that the SEC believes that anyone (including FirstSun) has violated federal securities laws, nor does it mean that the SEC has a negative opinion of any person, entity, or security. It is a non-public fact-finding inquiry, with which we intend to fully cooperate.
The costs associated with the Vendor Incident have not had, and neither it nor the SEC’s investigation (including responding to any information requests from the SEC) are expected to have a material adverse impact on the Company’s financial condition or results of operation.
Item 2. Properties
Our principal executive office is located at 1400 16th Street, Suite 250, Denver, Colorado 80202. Sunflower Bank’s main office was relocated from Denver, Colorado to 8117 Preston Road, Suite 220, Dallas, Texas 75225 in November 2023. In addition, we currently operate 23 branches located in Texas, 21 branches located in Kansas, 11 branches located in Colorado, nine branches located in New Mexico, four branches located in Arizona and one branch located in Washington. We also operate 11 mortgage offices located in Arizona, Idaho, Michigan, New Mexico, Oregon, Texas and Washington.
We own 43 of our banking branches and lease our other 26 banking branches. In addition, we also lease our executive office. Our mortgage banking offices are typically leased for shorter-terms. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.
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
As of December 31, 2023, we had 24,960,639 shares of common stock outstanding and approximately 369 stockholders of record. On January 17, 2024 we issued an additional 2,461,538 shares of our common stock at $32.50 per share in conjunction with the proposed merger with HomeStreet and related investment agreements.
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
Although we have no current expectations to pay dividends, any future determination relating to our dividend policy will be made by our board of directors and will depend on a number of factors. As a Delaware corporation and a bank holding company, dividend payments are subject to numerous limitations. For additional information, see Item 1. “Business –Supervision and Regulation—Bank Holding Company Regulation—Dividend Payments”, and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity" and Note 16 - Stockholders’ Equity included in our consolidated financial statements included elsewhere in this report.
Item 6. [Reserved]

Item 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF FIRSTSUN
In this section, unless the context suggests otherwise, references to “we,” “us,” and “our” mean the combined business of FirstSun and its wholly-owned subsidiaries, Sunflower Bank, Logia Portfolio Management, LLC, and FEIF Capital Partners, LLC.
The following discussion is an analysis of our consolidated results of operations for the years ended December 31, 2023, 2022 and 2021, and financial condition for the years ended December 31, 2023 and 2022. This discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying footnotes filed with this report in “Part II, Item 8. Financial Statements.” We have omitted discussion of 2021 results where it would be redundant to the discussion previously included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations of FirstSun” section of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 16, 2023. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate trends in operations or results of operations for any future periods.
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
General Overview
FirstSun Capital Bancorp, headquartered in Denver, Colorado, is the financial holding company for Sunflower Bank, National Association, which is headquartered in Dallas, Texas and operates as Sunflower Bank, First National 1870 and Guardian Mortgage. We conduct a full-service community banking and trust business through our wholly-owned subsidiaries—Sunflower Bank, Logia Portfolio Management, LLC, and FEIF Capital Partners, LLC.
We offer a full range of relationship-focused services to meet our clients’ personal, business and wealth management financial objectives, with a branch network in Texas, Kansas, Colorado, New Mexico, and Arizona and mortgage capabilities in 43 states. Our product line includes commercial and industrial loans, commercial real estate loans, residential mortgage, public finance and other consumer loans, and a variety of commercial and consumer deposit products, including noninterest-bearing accounts, interest-bearing demand products, savings accounts, money market accounts and certificates of deposit. We also offer wealth management and trust products including personal trust and agency accounts, employee benefit and retirement related trust and agency accounts, investment management and advisory agency accounts, and foundation and endowment trust and agency accounts. We also offer online banking and bill payment services, online cash management, safe deposit box rentals, debit card and ATM card services and the availability of a network of ATMs for our customers.
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
Merger with Pioneer Bancshares, Inc.
On April 1, 2022, we completed our merger with Pioneer Bancshares, Inc. (“Pioneer”), pursuant to which Pioneer was merged with and into FirstSun, with FirstSun continuing as the surviving entity, and Pioneer’s wholly-owned subsidiary, Pioneer Bank, SSB, a Texas state savings bank, was merged with and into Sunflower Bank, with Sunflower Bank continuing as the surviving bank. With the acquisition, we acquired 19 branches in Texas. The results for Pioneer are reflected in our results of operations and financial condition since April 1, 2022. Further information is presented in Note 2 - Merger with Pioneer Bancshares, Inc. included in our consolidated financial statements included elsewhere in this report.

Pending Merger with HomeStreet, Inc. and Common Equity Raise
On January 16, 2024, FirstSun and Seattle-based HomeStreet, Inc. (“HomeStreet”), the holding company of HomeStreet Bank (“HomeStreet Bank”) entered into a definitive merger agreement (the “merger agreement”). Under the merger agreement, HomeStreet will merge with and into FirstSun, with FirstSun continuing as the surviving entity. Immediately following the merger, HomeStreet Bank will merge with and into Sunflower Bank, with Sunflower Bank continuing as the surviving bank.
Subject to the terms and conditions of the merger agreement, at the effective time of the merger, each outstanding share of HomeStreet common stock will be converted into the right to receive 0.4345 of a share of FirstSun common stock. The combined entity is expected to have total assets of approximately $17 billion and 129 branch locations. The combined entity’s expanded footprint includes, FirstSun’s current presence in the Southwest and Midwest together with HomeStreet’s presence in Southern California, Hawaii and the Pacific Northwest.
The parties to the merger expect to complete the merger in the middle of 2024, subject to satisfaction of closing conditions, including receipt of customary required regulatory approvals and the approval of the merger agreement by the HomeStreet shareholders.
Concurrently with entry into the HomeStreet merger agreement, FirstSun entered into investment agreements with investors to raise capital to support the merger. In aggregate, $175 million of common stock will be issued to those investors: (a) $80 million of which was issued immediately following the merger announcement, and (b) the remaining $95 million of which will be issued substantially concurrently with, and subject to, the closing of the merger. The proceeds of this equity raise are expected to support the combined entity and result in capital ratios that exceed regulatory requirements.
For additional information on the proposed merger and equity raise, see Note 27 - Subsequent Events included in our consolidated financial statements included elsewhere in this report.
Financial Highlights For 2023
We delivered strong financial results in 2023, which included:
•Net income of $103.5 million, $4.08 per diluted share
•Net interest margin of 4.23%
•Return on average total assets of 1.38%
•Return on average stockholders’ equity of 12.50%
•Loan growth of 6.0%
•Average deposit growth of 9.7%
•21.2% fee revenue to total revenue1
Net income totaled $103.5 million, or $4.08 per diluted share, in 2023, compared to $59.2 million, or $2.48 per diluted share, in 2022. Net income in 2022 included merger costs, net of tax, of $17.0 million, or $0.72 per diluted share. There were no merger costs recorded in 2023. The return on average total assets was 1.38% in 2023, compared to 0.88% in 2022, and the return on average stockholders’ equity was 12.50% in 2023, compared to 8.55% in 2022. The unfavorable impact in 2022 of merger costs, net of tax, to return on average total assets was 0.25% and to return on average stockholders’ equity was 2.46%.
1 Total revenue is net interest income plus noninterest income.

Financial Highlights
The following table sets forth certain financial highlights of FirstSun as of and for the year ended December 31,:

($ in thousands, except share and per share amounts)	2023	2022	2021
Income Statement:
Net interest income	$293,431	$241,632	$155,233
Taxable equivalent adjustment	5,086	5,059	5,755
Net interest income - fully tax equivalent ("FTE") basis (non-GAAP) (3)	$298,517	$246,691	$160,988
Provision for credit losses	$18,247	$18,050	$3,000
Noninterest income	$79,092	$89,566	$124,244
Noninterest expense	$222,793	$239,126	$224,635
Net income	$103,533	$59,182	$43,164
Per Common Share Data:
Weighted average diluted common shares	25,387,196	23,838,471	18,770,785
Net income (basic)	$4.15	$2.55	$2.36
Net income (diluted)	$4.08	$2.48	$2.30
Cash dividends	$—	$—	$—
Dividend payout ratio	—%	—%	—%
Book value	$35.14	$31.08	$28.56
Tangible book value (non-GAAP) (3)	$30.96	$26.69	$26.31
Performance Ratios:
Return on average total assets	1.38%	0.88%	0.79%
Return on average stockholders' equity	12.50%	8.55%	8.37%
Return on average tangible common stockholders' equity (non-GAAP) (3)	14.88%	10.45%	9.35%
Net interest margin	4.23%	3.87%	3.00%
Net interest margin (on FTE basis) (3)	4.29%	3.95%	3.11%
Efficiency ratio (1)	59.81%	72.20%	80.38%
Net charge-offs (recoveries) to average loans outstanding	0.13%	(0.01)%	0.09%
Allowance for credit losses to loans	1.28%	1.12%	1.18%
Nonperforming loans to total loans (2)	1.01%	0.49%	0.70%
Balance Sheet:
Total loans, excluding loans held-for-sale	$6,267,096	$5,911,832	$4,037,123
Total assets	$7,879,724	$7,430,322	$5,666,814
Total deposits	$6,374,103	$5,765,062	$4,854,948
Total borrowed funds	$464,781	$724,120	$109,458
Total stockholders' equity	$877,197	$774,536	$524,038
Capital Ratios:
Total risk-based capital to risk-weighted assets	13.25%	11.99%	11.76%
Tier 1 risk-based capital to risk-weighted assets	11.10%	9.94%	9.70%
Common Equity Tier 1 (CET 1) to risk-weighted assets	11.10%	9.94%	9.70%
Tier 1 leverage capital to average assets	10.52%	9.71%	8.24%
Average stockholders' equity to average total assets	11.05%	10.28%	9.43%
Tangible common stockholders' equity to tangible assets (non-GAAP) (3)	9.94%	9.09%	8.58%
Tangible common stockholders’ equity to tangible assets reflecting net unrealized losses on HTM securities, net of tax (non-GAAP) (3)	9.90%	9.03%	8.59%
Nonfinancial Data:
Full-time equivalent employees	1,110	1,149	1,042
Banking branches	69	72	53
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

Non-GAAP Financial Measures and Reconciliations
The non-GAAP financial measures presented below are used by our management and our board of directors on a regular basis in addition to our GAAP results to facilitate the assessment of our financial performance. Management believes these non-GAAP financial measures enhance an investor’s understanding of our financial results by providing a meaningful basis for period-to-period comparisons, assisting in operating results analysis, and predicting future performance. This information supplements our GAAP reported results, and should not be viewed in isolation from, or as a substitute for, our GAAP results. Accordingly, this financial information should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2023, included elsewhere in this report. Non-GAAP financial measures exclude certain items that are included in the financial results presented in accordance with GAAP. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. These non-GAAP measures are not necessarily comparable to similar measures that may be represented by other companies.
The following table presents GAAP to non-GAAP reconciliations as of and for the year ended December 31,:

($ in thousands, except share and per share amounts)	2023	2022	2021
Tangible common stockholders’ equity and tangible book value per common share:
Total common stockholders' equity (GAAP)	$877,197	$774,536	$524,038
Less: Goodwill and other intangible assets
Goodwill	(93,483)	(93,483)	(33,050)
Other intangible assets	(10,984)	(15,806)	(8,250)
Tangible common stockholders' equity (non-GAAP)	$772,730	$665,247	$482,738
Total common shares outstanding	24,960,639	24,920,984	18,346,288
Tangible book value per common share (non-GAAP)	$30.96	$26.69	$26.31
Tangible net income:
Net Income (GAAP)	$103,533	$59,182	$43,164
Add: Intangible amortization, net of tax	3,809	3,330	1,119
Tangible net income (non-GAAP)	$107,342	$62,512	$44,283
Return on average tangible common stockholders’ equity:
Tangible net income (non-GAAP) (see above)	$107,342	$62,512	$44,283
Total average common stockholders' equity (GAAP)	$828,102	$692,524	$515,773
Less: Average goodwill and other intangible assets
Average goodwill	(93,483)	(78,582)	(33,050)
Average other intangible assets	(13,178)	(15,811)	(8,964)
Total average tangible common stockholders' equity (non-GAAP)	$721,441	$598,131	$473,759
Return on average tangible common stockholders’ equity (non-GAAP)	14.88%	10.45%	9.35%
Net interest margin - FTE basis:
Net interest income (GAAP)	$293,431	$241,632	$155,233
Taxable equivalent adjustment	5,086	5,059	5,755
Net interest income - FTE basis (non-GAAP)	$298,517	$246,691	$160,988
Average earning assets	$6,935,567	$6,244,221	$5,180,650
Net interest margin - FTE basis (non-GAAP)	4.29%	3.95%	3.11%
Tangible common stockholders’ equity to tangible assets:
Total assets (GAAP)	$7,879,724	$7,430,322	$5,666,814
Less: Goodwill and other intangible assets
Goodwill	(93,483)	(93,483)	(33,050)
Other intangible assets	(10,984)	(15,806)	(8,250)
Total tangible assets (non-GAAP)	$7,775,257	$7,321,033	$5,625,514
Tangible common stockholders’ equity (non-GAAP) (see above)	$772,730	$665,247	$482,738
Tangible common stockholders’ equity to tangible assets (non-GAAP)	9.94%	9.09%	8.58%

($ in thousands, except share and per share amounts)	2023	2022	2021
Tangible common stockholders’ equity to tangible assets, reflecting net unrealized losses on HTM securities, net of tax:
Total tangible common stockholders' equity (non-GAAP) (see above)	$772,730	$665,247	$482,738
Less: Net unrealized losses on HTM securities, net of tax	(3,629)	(4,295)	447
Total tangible common stockholders’ equity less net unrealized losses on HTM securities, net of tax (non-GAAP)	$769,101	$660,952	$483,185
Total tangible assets (non-GAAP) (see above)	$7,775,257	$7,321,033	$5,625,514
Less: Net unrealized losses on HTM securities, net of tax	(3,629)	(4,295)	447
Total tangible assets less net unrealized losses on HTM securities, net of tax (non-GAAP)	$7,771,628	$7,316,738	$5,625,961
Tangible common stockholders’ equity to tangible assets (non-GAAP)	9.94%	9.09%	8.58%
Tangible common stockholders’ equity to tangible assets reflecting net unrealized losses on HTM securities, net of tax (non-GAAP)	9.90%	9.03%	8.59%
Net income excluding merger costs:
Net income (GAAP)	$103,533	$59,182	$43,164
Add: Merger costs
Merger related expenses	—	18,751	3,085
Income tax effect on merger related expenses	—	(4,083)	(509)
Provision for loan loss on Pioneer loans marked at a premium	—	2,884	—
Income tax effect on provision for loan loss on Pioneer loans marked at a premium	—	(521)	—
Total merger costs	—	17,031	2,576
Net income excluding merger costs (non-GAAP)	$103,533	$76,213	$45,740
Return on average total assets excluding merger costs:
Return on average total assets (ROAA) (GAAP)	1.38%	0.88%	0.79%
Add: Impact of merger costs, net of tax	—%	0.25%	0.05%
ROAA excluding merger costs (non-GAAP)	1.38%	1.13%	0.84%
Return on average stockholders’ equity excluding merger costs:
Return on average stockholders' equity (ROAE) (GAAP)	12.50%	8.55%	8.37%
Add: Impact of merger costs, net of tax	—%	2.46%	0.50%
ROAE excluding merger costs (non-GAAP)	12.50%	11.01%	8.87%
Efficiency ratio excluding merger related expenses:
Efficiency ratio (GAAP)	59.81%	72.20%	80.38%
Less: Impact of merger related expenses	—%	(5.66)%	(1.11)%
Efficiency ratio excluding merger related expenses (non-GAAP)	59.81%	66.54%	79.27%
Diluted earnings per share excluding merger costs:
Diluted earnings per share (GAAP)	$4.08	$2.48	$2.30
Add: Impact of merger costs, net of tax	—	0.72	0.14
Diluted earnings per share excluding merger costs (non-GAAP)	$4.08	$3.20	$2.44
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
Comparison of fiscal years 2023 and 2022
Banking
Income before income taxes increased $58.6 million to $147.2 million in 2023, from $88.5 million in 2022. The period over period increase was primarily driven by an increase in net interest income and to a lesser extent noninterest income and a reduction in noninterest expense, partially offset by an increase in provision for credit losses. Net interest income increased $50.7 million to $292.6 million in 2023 compared to $241.8 million in 2022. The increase in net interest income was primarily due to organic growth in our loan portfolios and an increase in net interest margin. Noninterest expense decreased $3.1 million to $175.7 million in 2023, compared to $178.8 million in 2022. The decrease in noninterest expense was primarily the result of the absence of merger costs in 2023 compared to $18.8 million ($0.62 diluted earnings per share) in merger-related expenses incurred in 2022 related to the Pioneer merger, partially offset by an increase in salary and employee benefits of $11.7 million and an increase of $3.1 million in occupancy expenses in 2023. Provision for credit losses increased $1.0 million to $15.8 million in 2023 compared to $14.8 million in 2022. The increase in the provision for credit losses was attributed to both organic loan growth and our implementation of a new allowance for credit loss methodology in 2023. For additional information on our new allowance for credit loss methodology see “Critical Accounting Estimates” below. Identifiable assets for our Banking segment grew by $0.3 billion to $6.9 billion at December 31, 2023 from $6.6 billion at December 31, 2022. The growth in identifiable assets was primarily driven by organic growth in our loan portfolios.
Mortgage Operations
Loss before income taxes increased to $6.5 million in 2023, compared to a loss of $4.6 million in 2022, primarily due to a $16.3 million decrease in mortgage banking services revenue, net, partially offset by a $13.1 million decrease in salary and employee benefits expenses from the decline in mortgage loan originations and reductions in staffing levels. MSR capitalization and changes in fair value, net of derivative activity, decreased $10.8 million for the year ended December 31, 2023, compared to 2022. The decrease in revenue related to our MSRs was primarily the result of market interest rate movement and the impact to fair values and overall origination activity, which led to a year over year decline in the net fair value for MSRs and the related derivative activity of $5.8 million, as the total fair value change for 2023 for MSRs, net of derivative activity, was a loss of $1.1 million. The year over year decline in capitalized servicing value for MSRs was $5.0 million. Overall gains on sale of mortgage loans declined by $4.6 million as a result of the decline in origination activity, continued margin compression, and a decline in the rate lock pipeline volume and valuation due to rising interest rates. Total loan originations for sale were $0.8 billion in 2023, a decline of $0.3 billion from $1.1 billion in 2022. The decline in gains from mortgage loan sales was partially offset by a $0.6 million increase in servicing fee income related to our mortgage servicing rights (“MSRs”), resulting from an increase of $0.2 billion in 2023 of the unpaid principal balance of loans serviced to $5.4 billion, from $5.2 billion in 2022.
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
Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. We have identified the determination of the allowance for credit losses and fair value measurements to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, we consider these policies to be critical accounting estimates and discuss them directly with the Audit Committee of our board of directors. During the year ended December 31, 2023, we adopted ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments which required a change to our estimate of the allowance for credit losses.
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
Further, management periodically considers the need for qualitative adjustments to the ACL. Qualitative adjustments may be related to and include, but not limited to, factors such as the following: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions; (ii) organization specific risks such as credit concentrations, collateral specific risks, nature, and size of the portfolio and external factors that may ultimately impact credit quality, and (iii) other limitations associated with factors such as changes in underwriting and loan resolution strategies, among others. The qualitative factors applied on January 1, 2023, and December 31, 2023, and the importance and levels of the qualitative factors applied, may change in future periods depending on the level of changes to items such as the uncertainty of economic conditions and management’s assessment of the level of credit risk within the loan portfolio as a result of such changes, compared to the amount of ACL calculated by the model. The evaluation of qualitative factors is inherently imprecise and requires significant management judgement.
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
Our process for determining ACL is further discussed in “Note 1- Basis of Presentation, Description of Business and Summary of Significant Accounting Policies” included in Item 8 of this Form 10-K.
Additionally, as an “emerging growth company” under Section 107 of the JOBS Act, we did not to adopt ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (CECL) until January 1, 2023. As such, our allowance for credit losses for years prior to 2023 may not be comparable to other public financial institutions that adopted CECL in an earlier year.
Fair Value Measurement of MSRs - Our residential mortgage servicing rights are measured at fair value on a recurring basis. We estimate the fair value of our MSRs using a process that utilizes a discounted cash flow model and analysis of current market data to arrive at the estimate. The cash flow assumptions used in the model are based on numerous factors, with the key assumptions being mortgage prepayment speeds, discount rates and cost to service that management believes are consistent with the assumptions that other similar market participants use in valuing MSRs. The change of any of these key assumptions due to market conditions or other factors could materially affect the fair value of our MSRs. We also utilize a third-party consulting firm to assist us with the valuation. Because of the nature of the valuation inputs, we classify the valuation of our MSRs as Level 3 in the fair value hierarchy. See Note 5 - Mortgage Servicing Rights included in our audited consolidated financial statements included elsewhere in this report for our assumptions used in valuing the MSRs. For information concerning the hypothetical sensitivity of the key assumptions under adverse changes on our MSRs, see the table under “Noninterest Income” elsewhere in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.
Results of Operations
Comparison of fiscal years 2023 and 2022
The follow table sets forth our results of operations as of and for the year ended December 31,:

($ in thousands, except per share amounts)	2023	2022	2021

Net interest income	$293,431	$241,632	$155,233
Provision for credit losses	18,247	18,050	3,000
Noninterest income	79,092	89,566	124,244
Noninterest expense	222,793	239,126	224,635
Income before income taxes	131,483	74,022	51,842
Provision for income taxes	27,950	14,840	8,678
Net income	103,533	59,182	43,164

Diluted earnings per share	$4.08	$2.48	$2.30
Return on average total assets	1.38%	0.88%	0.79%
Return on average stockholders' equity	12.50%	8.55%	8.37%
Net interest margin	4.23%	3.87%	3.00%
Net interest margin (FTE basis) (1)	4.29%	3.95%	3.11%
Efficiency ratio	59.81%	72.20%	80.38%
Noninterest income to total revenue (2)	21.2%	27.0%	44.5%
(1) See section entitled “Non-GAAP Financial Measures and Reconciliations” for information regarding these non-GAAP financial measures and a reconciliation to the most comparable GAAP equivalent.
(2) Total revenue is presented net of interest expense.

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
Our net interest income was $293.4 million for the year ended December 31, 2023, an increase of $51.8 million, or 21.4%, from 2022. Interest income on loans increased by $137.6 million for the year ended December 31, 2023, from 2022. Interest income on investment securities increased by $3.8 million for the year ended December 31, 2023, from 2022. Interest expense from total interest-bearing liabilities increased by $95.1 million for the year ended December 31, 2023, from 2022.
Total average loans, including loans held-for-sale grew to $6.2 billion at December 31, 2023, an increase of $1.0 billion, compared to December 31, 2022, primarily due to organic growth in our loan portfolios. Yield on loans held-for-investment increased 149 basis points for the year ended December 31, 2023, from 2022, primarily due to the rising interest rate environment and its impact on variable rate loans in the loan portfolio and higher yields on new originations.
Average interest-bearing liabilities increased $0.7 billion, or 17.5%, for the year ended December 31, 2023, from 2022 primarily to support the growth in our loan portfolio. Average interest-bearing deposits increased $0.7 billion, or 18.5%, for the year ended December 31, 2023, from 2022, with organic growth as the primary driver. Total cost of deposits increased by 192 basis points to 2.27% in 2023 compared to 2022, primarily due to increased pricing on our deposit products as a result of the rising interest rate environment. Average FHLB borrowings increased $54.4 million in 2023, compared to 2022. The cost of FHLB borrowings increased by 216 basis points to 5.05% in 2023, compared to 2022, also due to the rising interest rate environment.
Our net interest margin was 4.23% for the year ended December 31, 2023, compared to 3.87% for the same period in 2022, an increase of 36 basis points. We experienced a 169 basis point increase in yield from earning assets and our total cost of funds increased by 187 basis points for the year ended December 31, 2023, compared to the same period in 2022. While we have experienced a significant increase in our cost of funds in this rising interest rate environment, we do not expect our cost of funds to continue to rise in 2024 at the level of increase experienced in 2023.

The following tables set forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods presented. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.
As of and for the year ended December 31,:

	2023			2022			2021
(In thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest Earning Assets
Loans (1)	$6,178,414	$385,637	6.24%	$5,216,212	$247,988	4.75%	$3,906,458	$159,303	4.08%
Investment securities	554,433	17,032	3.07%	605,119	13,185	2.18%	531,803	7,979	1.50%
Interest-bearing cash and other assets	202,720	11,015	5.43%	422,890	5,644	1.33%	742,389	2,072	0.28%
Total earning assets	6,935,567	413,684	5.96%	6,244,221	266,817	4.27%	5,180,650	169,354	3.27%
Other assets	556,083			494,065			288,617
Total assets	$7,491,650			$6,738,286			$5,469,267

Interest-bearing liabilities
Demand and NOW deposits	$385,424	$11,574	3.00%	$214,516	$1,775	0.83%	$254,679	$756	0.30%
Savings deposits	453,654	2,676	0.59%	496,131	799	0.16%	455,451	460	0.10%
Money market deposits	2,122,410	28,301	1.33%	2,528,308	6,770	0.27%	2,208,498	4,292	0.19%
Certificates of deposits	1,512,638	58,804	3.89%	536,325	3,810	0.71%	344,224	3,036	0.88%
Total deposits	4,474,126	101,355	2.27%	3,775,280	13,154	0.35%	3,262,852	8,544	0.26%
Repurchase agreements	28,316	225	0.80%	54,335	119	0.22%	125,867	59	0.05%
Total deposits and repurchase agreements	4,502,442	101,580	2.26%	3,829,615	13,273	0.35%	3,388,719	8,603	0.25%
FHLB borrowings	269,613	13,621	5.05%	215,166	6,221	2.89%	42,527	909	2.14%
Other long-term borrowings	78,654	5,052	6.42%	82,111	5,691	6.93%	68,918	4,609	6.69%
Total interest-bearing liabilities	4,850,709	120,253	2.48%	4,126,892	25,185	0.61%	3,500,164	14,121	0.40%
Noninterest-bearing deposits	1,678,240			1,835,578			1,376,968
Other liabilities	134,599			83,292			76,362
Stockholders’ equity	828,102			692,524			515,773
Total liabilities and stockholders’ equity	$7,491,650			$6,738,286			$5,469,267

Net interest income		$293,431			$241,632			$155,233
Net interest spread		3.48%			3.66%			2.87%
Net interest margin		4.23%			3.87%			3.00%
Net interest margin (on a FTE basis) (2)		4.29%			3.95%			3.11%
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

	For the year ended December 31,			For the year ended December 31,
	2023 Versus 2022 Increase (Decrease) Due to:			2022 Versus 2021 Increase (Decrease) Due to:
(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest Earning Assets
Loans (1)	$86,596	$51,053	$137,649	$34,316	$54,369	$88,685
Investment securities	4,835	(988)	3,847	4,106	1,100	5,206
Interest-bearing cash	6,788	(1,417)	5,371	4,464	(892)	3,572
Total earning assets	98,219	48,648	146,867	42,886	54,577	97,463

Interest-bearing liabilities
Demand and NOW deposits	7,520	2,279	9,799	1,138	(119)	1,019
Savings deposits	1,939	(62)	1,877	298	41	339
Money market deposits	22,436	(905)	21,531	1,857	621	2,478
Certificates of deposits	39,086	15,908	54,994	(920)	1,694	774
Total deposits	70,981	17,220	88,201	2,373	2,237	4,610
Repurchase agreements	130	(24)	106	93	(33)	60
Total deposits and repurchase agreements	71,111	17,196	88,307	2,466	2,204	4,670
FHLB borrowings	5,528	1,872	7,400	1,621	3,691	5,312
Other long-term borrowings	(406)	(233)	(639)	200	882	1,082
Total interest-bearing liabilities	76,233	18,835	95,068	4,287	6,777	11,064

Net interest income	$21,986	$29,813	$51,799	$38,599	$47,800	$86,399
Provision for Credit Losses
We established an allowance for credit losses through a provision for credit losses charged as an expense in our consolidated statements of income. The provision for credit losses is the amount of expense that, based on our judgment, is required to maintain the allowance for credit losses at an adequate level to absorb expected losses in the loan portfolio at the balance sheet date and that, in management’s judgment, is appropriate under GAAP. Our determination of the amount of the allowance for credit losses and corresponding provision for credit losses considers ongoing evaluations of the credit quality and level of credit risk inherent in our loan portfolio, levels of nonperforming loans and charge-offs, statistical trends and economic and other relevant factors. The allowance for credit losses is increased by the provision for credit losses and is decreased by charge-offs, net of recoveries on prior loan charge-offs
We had a provision for credit losses of $18.2 million for the year ended December 31, 2023, compared to a provision for credit losses of $18.1 million for 2022. During 2022, our provision for credit losses was negatively impacted by $2.9 million for certain non-impaired loans acquired in the Pioneer Merger at a premium valuation. Upon elimination of the $2.9 million merger related provision for 2022, the adjusted increase in the provision for credit losses is $3.1 million for 2023. This adjusted increase is primarily due to loan growth and the charge-offs of two specific customer relationships in our loan portfolio.
For a further discussion of the allowance for credit losses, refer to the “Allowance for Credit Losses” section of this financial review.

Noninterest Income
The following table presents noninterest income for the year ended December 31,:

(In thousands)	2023	2022	2021
Service charges on deposit accounts	$21,345	$18,211	$12,504
Credit and debit card fees	12,000	11,511	9,596
Trust and investment advisory fees	5,693	6,806	7,795
Income from mortgage banking services, net	31,384	46,285	86,410
Other	8,670	6,753	7,939
Total noninterest income	$79,092	$89,566	$124,244
Our noninterest income decreased $10.5 million to $79.1 million for the year ended December 31, 2023 from $89.6 million in 2022, primarily due to a decrease in income from mortgage banking services, net.
Service charges on deposit accounts includes overdraft and non-sufficient funds charges, treasury management services provided to our business customers, and other maintenance fees on deposit accounts. For the year ended December 31, 2023, service charges on deposit accounts increased $3.1 million, primarily due to growth in treasury management services provided to our business customers, as compared to 2022.
Credit and debit card fees represent interchange income from credit and debit card activity and referral fees earned from processing fees on card transactions by our business customers. Credit and debit card fees increased $0.5 million for the year ended December 31, 2023 compared to 2022, primarily due to increased card transaction volumes.
Trust and investment advisory fees represent fees we receive in connection with our investment advisory and custodial management services of investment accounts. Trust and investment advisory fees decreased $1.1 million for the year ended December 31, 2023 compared to 2022 primarily due to lower average assets under management.
The components of income from mortgage banking services, net, were as follows for the year ended December 31,:

(In thousands)	2023	2022	2021
Net sale gains and fees from mortgage loan originations, including loans held-for-sale changes in fair value and hedging	$14,275	$18,924	$63,468
Mortgage servicing income	15,674	15,088	12,525
MSR capitalization and changes in fair value, net of derivative activity	1,435	12,273	10,417
Income from mortgage banking services, net	$31,384	$46,285	$86,410
For the year ended December 31, 2023, income from mortgage banking services decreased $14.9 million, compared to 2022. We experienced a decline in revenue related to net sale gains and fees from mortgage loan originations, including fair value changes in the held-for-sale portfolio and hedging activity, which decreased $4.6 million for the year ended December 31, 2023, compared to 2022. Total loan originations for sale were $0.8 billion for the year ended December 31, 2023, a decline of $0.3 billion from $1.1 billion in 2022. We retain servicing rights on the majority of mortgage loans that we sell, which drove the increase in servicing income of $0.6 million to $15.7 million for the year ended December 31, 2023, from $15.1 million for 2022. MSR capitalization and changes in fair value, net of derivative activity, decreased $10.8 million for the year ended December 31, 2023, compared to 2022. The decrease in revenue related to our MSRs was primarily the result of market interest rate movement and the impact to fair values and overall origination activity, which led to a year over year decline in the net fair value for MSRs and the related derivative activity of $5.8 million, as the total fair value change for 2023 for MSRs, net of derivative activity, was a loss of $1.1 million. The year over year decline in capitalized servicing value for MSRs was $5.0 million. We recognize fair value adjustments to our MSR asset, which includes changes in assumptions to the valuation model and pay-offs and pay-downs of the MSR portfolio. See the impact of changes to our key MSR valuation assumptions in the table below.

The following table shows the hypothetical effect on the fair value of our MSRs when applying certain unfavorable variations of key assumptions to these assets as of December 31, 2023.

(In thousands)	10%	20%
Discount rate	$(3,451)	$(6,265)
Total prepayment speeds	(2,982)	(5,394)
Cost of servicing each loan	(1,324)	(2,193)
These hypothetical sensitivities should be evaluated with care. The effect on fair value of an adverse change in assumptions generally cannot be determined because the relationship of the change in assumptions to the fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor may lead to changes in other factors, which could impact the above hypothetical effects.
We also maintain a hedging strategy to manage a portion of the risk associated with changes in the fair value of our MSR portfolio. Changes in fair value of the derivative instruments used to economically hedge the MSRs are also included as a component of income from mortgage banking services. Due to a number of factors, including the overall elevated level of interest rates, low inventory in the housing market, lower refinance volumes and lower margin on loans sales, we expect revenue from mortgage banking activities to remain at a lesser level as compared to levels we experienced during the lower market rate environment experienced during 2021 and 2020.
Other noninterest income increased $1.9 million for the year ended December 31, 2023 compared to 2022, primarily due to an increase in the fair value of investments related to our deferred compensation plan.
Noninterest Expense
The following table presents noninterest expense for the year ended December 31,:

(In thousands)	2023	2022	2021
Salary and employee benefits	$133,231	$134,359	$151,926
Occupancy and equipment	33,426	31,344	27,628
Amortization of intangible assets	4,822	4,215	1,417
Merger related expenses	—	18,751	3,085
Other (Note 18 - Other noninterest expenses)	51,314	50,457	40,579
Total noninterest expenses	$222,793	$239,126	$224,635
Our noninterest expenses decreased $16.3 million to $222.8 million for the year ended December 31, 2023, from $239.1 million for 2022. The decrease is primarily due to the decrease of $18.8 million in merger related expenses. We incurred no merger related expenses for the year ended December 31, 2023. Our merger with Pioneer was completed on April 1, 2022.
The decrease of $1.1 million in our salary and employee benefits expense for the year ended December 31, 2023, compared to 2022, was driven by a decrease in commissions paid to our mortgage loan officers related to decreased mortgage origination activity during 2023, partially offset by annual compensation increases occurring in 2023.
Occupancy and equipment increased $2.1 million for the year ended December 31, 2023, compared to 2022. This increase was primarily due to having a full year of expenses related to the facilities acquired in the Pioneer merger in 2023 compared to only nine months in 2022.
Income Taxes
We had income tax expense for the year ended December 31, 2023 of $28.0 million, compared to $14.8 million in 2022. The increase in income tax expense was primarily due to our increased income during 2023. Our effective tax rate was 21.3% for the year ended December 31, 2023, compared to 20.0% in 2022. For additional information on our income taxes, see Note 17 - Income Taxes included in our audited consolidated financial statements included elsewhere in this report.

Financial Condition
Balance Sheet
Our total assets were $7.9 billion at December 31, 2023, compared to $7.4 billion at December 31, 2022. Our total loans held-for-investment, net of deferred fees, costs, premiums and discounts were $6.3 billion at December 31, 2023, an increase of $0.4 billion from 2022, which was due to organic growth.
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
Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no trading securities in our investment portfolio as of December 31, 2023 and 2022. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest.
Our securities available-for-sale decreased by $20.2 million to $516.8 million at December 31, 2023, compared to December 31, 2022. The decrease was primarily due to amortization of the portfolio and a decrease in fair value due to the rising interest rate environment. Securities held-to-maturity decreased $1.9 million to $37.0 million at December 31, 2023, compared to December 31, 2022, due to amortization of the portfolio.
The following table is a summary of our investment portfolio as of December 31,:

	2023		2022
(In thousands)	Carrying Amount	% of Portfolio	Carrying Amount	% of Portfolio
Available-for-sale:
U.S. treasury	$54,234	10.5%	$56,649	10.5%
U.S. agency	1,839	0.4%	2,834	0.5%
Obligations of states and political subdivisions	25,970	5.0%	24,899	4.6%
Mortgage backed - residential	106,433	20.6%	116,135	21.6%
Collateralized mortgage obligations	181,533	35.1%	204,265	38.1%
Mortgage backed - commercial	131,192	25.4%	117,336	21.9%
Other debt	15,556	3.0%	14,855	2.8%
Total available-for-sale	$516,757	100%	$536,973	100%

Held-to-maturity:
Obligations of states and political subdivisions	$25,542	69.1%	$25,378	65.2%
Mortgage backed - residential	7,548	20.4%	8,705	22.4%
Collateralized mortgage obligations	3,893	10.5%	4,818	12.4%
Total held-to-maturity	$36,983	100%	$38,901	100%

The following tables show the weighted average yield to average life of each category of investment securities as of December 31, 2023:

(In thousands)	One year or less		One to five years		Five to ten years		After ten years
	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield
Available-for-sale:
U.S. treasury	$19,863	1.97%	$34,371	1.29%	$—	—%	$—	—%
U.S. agency	—	—%	1,016	7.00%	823	6.00%	—	—%
Obligations of states and political subdivisions	—	—%	—	—%	11,281	3.00%	14,689	3.00%
Mortgage backed - residential	730	2.00%	27,973	3.00%	36,127	2.00%	41,603	3.00%
Collateralized mortgage obligations	2,633	3.00%	31,433	3.00%	133,539	4.00%	13,928	2.00%
Mortgage backed - commercial	1,445	3.00%	40,964	4.00%	88,783	3.00%	—	—%
Other debt	—	—%	—	—%	12,674	3.00%	2,882	4.00%
Total available-for-sale	$24,671	2.15%	$135,757	2.97%	$283,227	3.17%	$73,102	2.53%

Held-to-maturity:
Obligations of states and political subdivisions	$—	—%	$1,018	2.06%	$—	—%	$24,524	3.52%
Mortgage backed - residential	—	—%	4,312	2.50%	872	2.57%	2,364	3.24%
Collateralized mortgage obligations	—	—%	1,941	2.67%	1,952	3.13%	—	—%
Total held-to-maturity	$—	—%	$7,271	2.49%	$2,824	2.95%	$26,888	3.50%
We had no securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Loans
Our loan portfolio represents a broad range of borrowers primarily in our markets in Texas, Kansas, Colorado, New Mexico and Arizona, primarily comprised of commercial and industrial, commercial real estate, residential real estate, public finance and consumer financing loans. We have a diversified portfolio across a variety of industries, and the portfolio is generally centered in the states in which we have branch offices. Our lending focus continues to be on operating companies, including commercial and industrial loans and lines-of-credit, as well as owner occupied commercial real estate loans.
Total loans, net of deferred origination fees, premiums and discounts, as of December 31, 2023 and 2022 were $6.3 billion and $5.9 billion, respectively.
The following table sets forth the composition of our loan portfolio, as of December 31,:

	2023		2022
(In thousands)	Amount	% of total loans	Amount	% of total loans
Commercial and industrial	$2,467,688	39.4%	$2,310,929	39.1%
Commercial real estate:
Non-owner occupied	812,235	13.0%	779,546	13.2%
Owner occupied	635,365	10.2%	636,272	10.8%
Construction and land	345,430	5.5%	327,817	5.5%
Multifamily	103,066	1.6%	102,068	1.7%
Total commercial real estate	1,896,096	30.3%	1,845,703	31.2%
Residential real estate	1,110,610	17.7%	1,003,931	17.0%
Public finance	602,913	9.6%	590,284	10.0%
Consumer	36,371	0.6%	42,588	0.7%
Other	153,418	2.4%	118,397	2.0%
Total loans	$6,267,096	100.0%	$5,911,832	100.0%
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
Commercial real estate (“CRE”) loans include owner occupied and non-owner occupied commercial real estate mortgage loans to operating commercial and agricultural businesses, and include both loans for long-term financing of land and buildings and loans made for the initial development or construction of a commercial real estate project. Non-owner occupied CRE loans were 85.2% of the Company’s risk-based capital, or 13.0% of total loans as of December 31, 2023. Non-owner occupied CRE loans associated with office space were $109.3 million, or 1.7% of total loans as of December 31, 2023. Owner occupied CRE loans associated with office space were $149.4 million, or 2.4% of total loans as of December 31, 2023.
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
Maturities and Sensitivity of Loans to Changes in Interest Rates
The information in the following tables is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following tables summarize the loan maturity distribution by type and related interest rate characteristics as of December 31, 2023:

(In thousands)	One year or less	After one through five years	After five through 15 years	After 15 years	Total
Commercial and industrial	$365,676	$1,758,252	$315,581	$28,179	$2,467,688
Commercial real estate	281,637	1,096,504	457,250	60,705	1,896,096
Residential real estate	130,501	36,257	73,939	869,913	1,110,610
Public finance	5,011	86,345	393,174	118,383	602,913
Consumer	7,973	8,962	19,223	213	36,371
Other	34,258	97,971	17,568	3,621	153,418
Total loans	$825,056	$3,084,291	$1,276,735	$1,081,014	$6,267,096

(In thousands)	One year or less	After one through five years	After five through 15 years	After 15 years	Total	Total Loans Maturing After 1 Year
Loans maturing with:
Fixed interest rates
Commercial and industrial	$14,997	$301,557	$204,803	$550	$521,907	$506,910
Commercial real estate	141,231	675,340	96,524	2,665	915,760	774,529
Residential real estate	82,046	20,782	54,700	319,835	477,363	395,317
Public finance	5,011	83,294	389,521	118,383	596,209	591,198
Consumer	6,453	7,685	19,223	—	33,361	26,908
Other	8,992	23,390	17,560	3,621	53,563	44,571
Total fixed interest rate loans	$258,730	$1,112,048	$782,331	$445,054	$2,598,163	$2,339,433
Floating or adjustable interest rates
Commercial and industrial	$350,679	$1,456,695	$110,778	$27,629	$1,945,781	$1,595,102
Commercial real estate	140,406	421,164	360,726	58,040	980,336	839,930
Residential real estate	48,455	15,475	19,239	550,078	633,247	584,792
Public finance	—	3,051	3,653	—	6,704	6,704
Consumer	1,520	1,277	—	213	3,010	1,490
Other	25,266	74,581	8	—	99,855	74,589
Total floating or adjustable interest rate loans	$566,326	$1,972,243	$494,404	$635,960	$3,668,933	$3,102,607
Total loans	$825,056	$3,084,291	$1,276,735	$1,081,014	$6,267,096	$5,442,040
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

The following table presents, by loan type, the changes in the allowance for credit losses for the years ended December 31,:

(In thousands)	2023	2022	2021
Balance, beginning of period	$65,917	$47,547	$47,766
Impact of adopting ASC 326	5,256	—	—
Adjusted beginning balance	$71,173	$47,547	$47,766
Loan charge-offs:
Commercial and industrial	(9,242)	(2,321)	(4,296)
Commercial real estate	(83)	—	(375)
Residential real estate	(13)	(122)	(42)
Public finance	—	—	—
Consumer	(334)	(144)	(148)
Other	—	—	—
Total loan charge-offs	(9,672)	(2,587)	(4,861)
Recoveries of loans previously charged-off:
Commercial and industrial	1,118	2,236	1,547
Commercial real estate	12	388	28
Residential real estate	682	221	24
Public finance	—	—	—
Consumer	50	62	43
Other	—	—	—
Total loan recoveries	1,862	2,907	1,642
Net (charge-offs) recoveries	(7,810)	320	(3,219)
Provision for credit losses (1)	17,035	18,050	3,000
Balance, end of period	$80,398	$65,917	$47,547
Allowance for credit losses to total loans	1.28%	1.12%	1.18%
Ratio of net charge-offs (recoveries) to average loans outstanding	0.13%	(0.01)%	0.09%
(1) For the years ended December 31, 2023, 2022 and 2021 we recorded a provision for credit losses on unfunded commitments of $1,212, $525 and $300, respectively. For further information, see Note 4 - Loans.

The following table presents net charge-offs (recoveries) to average loans outstanding by loan category for the years ended December 31,:

(In thousands)	2023	2022	2021
Commercial and industrial	0.30%	—%	0.19%
Commercial real estate	—%	(0.03)%	0.03%
Residential real estate	(0.07)%	(0.01)%	—%
Public finance	—%	—%	—%
Consumer	0.70%	0.21%	0.65%
Other	—%	—%	—%

Allocation of Allowance for Credit Losses
The following table presents the allocation of the allowance for credit losses by category and the percentage of the allocation of the allowance for credit losses by category to total loans listed as of December 31,:

	2023		2022
(In thousands)	Allowance Amount	% of loans in each category to total loans	Allowance Amount	% of loans in each category to total loans
Commercial and industrial	$29,523	39.4%	$40,785	39.1%
Commercial real estate	27,546	30.3%	19,754	31.2%
Residential real estate	16,345	17.7%	2,963	17.0%
Public finance	5,337	9.6%	1,664	10.0%
Consumer	717	0.6%	352	0.7%
Other	930	2.4%	399	2.0%
Total	$80,398	100.0%	$65,917	100.0%
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

The following table sets forth our nonperforming assets as of December 31,:

(In thousands)	2023	2022
Nonaccrual loans:
Commercial and industrial	$8,004	$9,494
Commercial real estate	4,063	8,283
Residential real estate	22,413	10,628
Consumer	10	93
Other	2,837	471
Total nonaccrual loans	37,327	28,969
Accrual loans greater than 90 days past due (1)	25,816	98
Total nonperforming loans (2)	63,143	29,067
Other real estate owned and foreclosed assets, net	4,100	6,358
Total nonperforming assets	$67,243	$35,425
Nonaccrual loans to total loans	0.60%	0.49%
Nonperforming loans to total loans (3)	1.01%	0.49%
Nonperforming assets to total assets (3)	0.85%	0.48%
Allowance for credit losses to nonaccrual loans	215.39%	227.54%
(1) Loans greater than 90 days past due, still accruing at December 31, 2023 relates primarily to one borrower relationship where interest was paid current in February 2024. Contractual principal payments related to this borrower relationship were deferred until March 15, 2024.
(2) On January 1, 2023, we adopted ASU 2022-02, whereby we no longer recognize or account for TDRs. The loans previously classified as accrual TDRs are no longer considered nonperforming. We have adjusted prior periods to reflect this change in accounting.
(3) Nonperforming loans include nonaccrual loans and accrual loans greater than 90 days past due.
Deposits
Deposits represent our primary source of funds. Total deposits increased by $0.6 billion to $6.4 billion at December 31, 2023, compared to December 31, 2022.
We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. The following table presents our deposits by customer type as of December 31,:

($ in thousands)	December 31, 2023	December 31, 2022
Consumer
Noninterest bearing deposit accounts	$360,168	$416,709
Interest-bearing deposit accounts:
Demand and NOW deposits	36,162	25,940
Savings deposits	343,291	418,101
Money market deposits	1,196,645	1,375,671
Certificates of deposits	1,437,537	662,831
Total interest-bearing deposit accounts	3,013,635	2,482,543
Total consumer deposits	$3,373,803	$2,899,252
Business
Noninterest bearing deposit accounts	$1,170,338	$1,403,781
Interest-bearing deposit accounts:
Demand and NOW deposits	555,197	236,641
Savings deposits	80,802	33,753
Money market deposits	825,811	907,379
Certificates of deposits	87,407	40,874
Total interest-bearing deposit accounts	1,549,217	1,218,647
Total business deposits	$2,719,555	$2,622,428
Wholesale deposits (1)	$280,745	$243,382
Total deposits	$6,374,103	$5,765,062
(1) Wholesale deposits consist of brokered deposits included in our consolidated balance sheets within interest-bearing accounts and in Note 10 - Deposits within certificates of deposits and savings and money market accounts.

	2023		2022
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid

Noninterest-bearing demand deposit accounts	$1,678,240	—%	$1,835,578	—%
Interest-bearing deposit accounts:
Interest-bearing demand accounts	344,242	3.26%	171,009	0.96%
Savings accounts and money market accounts	2,576,064	1.20%	3,024,439	0.25%
NOW accounts	41,182	0.82%	43,507	0.32%
Certificate of deposit accounts	1,512,638	3.89%	536,325	0.71%
Total interest-bearing deposit accounts	4,474,126	2.27%	3,775,280	0.35%
Total deposits	$6,152,366	1.65%	$5,610,858	0.23%
As of December 31, 2023 and December 31, 2022, approximately $2.0 billion or 31.2% and $2.4 billion or 41.6%, respectively, of our deposit portfolio was uninsured. As of December 31, 2023 and December 31, 2022, approximately $1.6 billion or 25.1% and $1.7 billion or 28.7%, respectively, of our deposit portfolio was uninsured and uncollateralized. The uninsured and uninsured and uncollateralized amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.
We actively participate in the IntraFi Cash Service (“ICS”) / Certificate of Deposit Account Registry Service (“CDARS”) program which provides FDIC insurance coverage for clients that maintain larger deposit balances. Deposits in the ICS / CDARS program totaled $0.6 billion, or 9.2% of all deposits as of December 31, 2023, and $0.2 billion, or 4.1% of all deposits as of December 31, 2022.
Maturities of certificates of deposit that are in excess of the FDIC insurance limit of $250,000, by remaining time to maturity are summarized as follows as of December 31,:

(In thousands)	2023	2022
Three months or less	$87,640	$22,451
Over three months through twelve months	396,834	310,694
Over twelve months through three years	36,673	75,804
Over three years	592	961
Total	$521,739	$409,910
The following table sets forth the portion of the Bank's time deposits, by account, that are in excess of the FDIC insurance limit, by remaining time until maturity, as of December 31,:

(In thousands)	2023
Three months or less	$54,875
Over three months through six months	30,141
Over six through twelve months	173,642
Over twelve months through three years	20,957
Over three years	439
Total	$280,054
Liquidity
Liquidity refers to our ability to maintain cash flow that is adequate to fund operations, support asset growth, maintain reserve requirements and meet present and future obligations of deposit withdrawals, lending obligations and other contractual obligations.
FirstSun (Parent Company)
FirstSun has routine funding requirements consisting primarily of operating expenses, debt service, and funds used for acquisitions. FirstSun can obtain funding to meet its obligations from dividends collected from its subsidiaries, primarily the Bank, and through the issuance of varying forms of debt. At December 31, 2023, FirstSun had available cash and cash equivalents of $34.1 million and debt outstanding of $78.9 million. Management believes FirstSun has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.

Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The Bank may declare dividends without prior regulatory approval that do not exceed the total of retained net income for the current year combined with its retained net income for the preceding two years, subject to maintenance of minimum capital requirements. Prior regulatory approval to pay dividends was not required in 2022 or 2023 and is not currently required. At December 31, 2023, the Bank could pay dividends to FirstSun of approximately $199.0 million without prior regulatory approval. During the year ended December 31, 2023, the Bank paid dividends totaling $26.0 million to FirstSun. During the year ended December 31, 2023, Logia paid dividends totaling $0.6 million to FirstSun.
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
Our liquidity position is supported by management of our liquid assets and liabilities and access to alternative sources of funds. Our short-term and long-term liquidity requirements are primarily to fund on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers and capital expenditures. These liquidity requirements are met primarily through our deposits, FHLB advances and the principal and interest payments we receive on loans and investment securities. Cash, interest-bearing deposits in third-party banks, securities available for sale and maturing or prepaying balances in our investment and loan portfolios are our most liquid assets. Other sources of liquidity that are available to us include the sale of loans we hold for investment, the ability to acquire additional national market non-core deposits, borrowings through the Federal Reserve’s discount window and the issuance of debt or equity securities.
At December 31, 2023, our liquid assets, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $473.0 million, or 6.0% of total assets, compared to $307.9 million, or 4.1% of total assets, at December 31, 2022. The increase in our liquid assets was primarily due to an increase in cash held at the Federal Reserve. At December 31, 2023, approximately 85% of the investment securities portfolio was pledged as collateral to secure public deposits and repurchase agreements. Our unencumbered available-for-sale securities at December 31, 2023 were $81.5 million, or 1.0% of total assets, compared to $120.4 million, or 1.6% of total assets, at December 31, 2022.
The liability portion of our balance sheet serves as a primary source of liquidity. We plan to meet our future cash needs primarily through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At December 31, 2023, loans as a percentage of customer deposits were 98.3%, compared with 102.5% at December 31, 2022. For additional information related to our deposits, see Deposits section above. We are also a member of the FHLB and FRB, from which we can borrow for leverage or liquidity purposes. The FHLB and FRB requires that securities and qualifying loans be pledged to secure any advances. Liquidity sources available to us for immediate funding at December 31, 2023, are as follows:

FHLB borrowings available	$706,367
Fed Funds lines	2,028,410
Unused lines with other financial institutions	309,917
Immediate funding availability	$3,044,694

Management believes the Bank has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Capital
Stockholders’ equity at December 31, 2023 was $877.2 million, compared to $774.5 million at 2022, an increase of $102.7 million, or 13.3%. The increase in stockholders’ equity relates primarily to net income for the year ended December 31, 2023. We did not pay a dividend to our common shareholders during the years ended December 31, 2023 or 2022.
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
The following table summarizes our material contractual obligations as of December 31, 2023. Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.

(In thousands)	Note Reference	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Deposits:
Deposits without a stated maturity	10	$4,597,534	$4,597,534	$—	$—	$—
Certificates of deposit	10	1,776,569	1,347,310	418,262	8,038	2,959
Securities sold under agreements to repurchase	11	24,693	24,693	—	—	—
Short-term debt:
FHLB LOC	12	389,468	389,468	—	—	—
Long-term debt:
Subordinated debt	12	78,919	—	—	—	78,919
Operating leases	25	28,122	7,146	10,531	5,158	5,287
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
The primary impact of inflation on operations is reflected in increasing operating costs and non-interest expense. Our interest-bearing assets and liabilities are monetary in nature and changes in interest rates will impact our performance on net interest margin more than changes in the general rate of inflation.
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

	% Change in Net Interest Income As of December 31,		% Change in Economic Value of Equity As of December 31,
Changes in Interest Rate (Basis Points)	2023	2022	2023	2022

+300	4.3%	6.8%	(13.2)%	(10.3)%
+200	2.9%	4.6%	(8.9)%	(6.8)%
+100	1.3%	2.2%	(4.7)%	(3.5)%
Base	—%	—%	—%	—%
-100	0.3%	(0.3)%	3.5%	2.8%
-200	0.7%	(4.9)%	6.4%	3.4%
-300	(0.9)%	(10.5)%	8.0%	3.6%

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of FirstSun Capital Bancorp and Subsidiaries
Denver, Colorado
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FirstSun Capital Bancorp and Subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph - Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2023 due to the adoption of ASU 2016-13 Financial Instruments – Credit Losses (ASC Topic 326). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles.
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

Dallas, Texas
March 7, 2024

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Balance Sheets
As of December 31,

(In thousands, except par and share amounts)	2023	2022
Assets
Cash and cash equivalents	$479,362	$343,526
Securities available-for-sale, at fair value	516,757	536,973
Securities held-to-maturity, fair value of $32,181 and $33,218, respectively	36,983	38,901
Loans held-for-sale, at fair value	54,212	57,323
Loans, net of allowance for credit losses of $80,398 and $65,917, respectively	6,186,698	5,845,915
Mortgage servicing rights, at fair value	76,701	74,097
Premises and equipment, net	84,842	88,114
Other real estate owned and foreclosed assets, net	4,100	6,358
Bank-owned life insurance	79,851	77,923
Restricted equity securities	38,072	50,215
Goodwill	93,483	93,483
Core deposits and other intangible assets, net	10,984	15,806
Accrued interest receivable	37,099	28,543
Deferred tax assets, net	46,259	48,355
Prepaid expenses and other assets	134,321	124,790
Total assets	$7,879,724	$7,430,322

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing accounts	$1,530,506	$1,820,490
Interest-bearing accounts	4,843,597	3,944,572
Total deposits	6,374,103	5,765,062
Securities sold under agreements to repurchase	24,693	36,721
Federal Home Loan Bank advances	389,468	643,885
Convertible notes payable, net	—	5,355
Subordinated debt, net	75,313	74,880
Accrued interest payable	13,580	5,798
Accrued expenses and other liabilities	125,370	124,085
Total liabilities	7,002,527	6,655,786

Commitments and contingencies (Note 24)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued or outstanding, respectively	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 24,960,639 and 24,920,984 shares issued; 24,960,639 and 24,920,984 shares outstanding, respectively	2	2
Additional paid-in capital	462,680	460,720
Retained earnings	457,522	357,797
Accumulated other comprehensive loss, net	(43,007)	(43,983)
Total stockholders’ equity	877,197	774,536
Total liabilities and stockholders’ equity	$7,879,724	$7,430,322
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
For the years ended December 31,

(In thousands, except per share amounts)	2023	2022	2021
Interest income:
Interest and fee income on loans:
Taxable	$366,523	$228,967	$137,669
Tax exempt	19,114	19,021	21,634
Interest and dividend income on securities:
Taxable	17,014	13,176	7,964
Tax exempt	18	9	15
Other interest income	11,015	5,644	2,072
Total interest income	413,684	266,817	169,354
Interest expense:
Interest expense on deposits	101,355	13,154	8,544
Interest expense on securities sold under agreements to repurchase	225	119	59
Interest expense on other borrowed funds	18,673	11,912	5,518
Total interest expense	120,253	25,185	14,121
Net interest income	293,431	241,632	155,233
Provision for credit losses	18,247	18,050	3,000
Net interest income after credit loss expense	275,184	223,582	152,233
Noninterest income:
Service charges on deposit accounts	21,345	18,211	12,504
Credit and debit card fees	12,000	11,511	9,596
Trust and investment advisory fees	5,693	6,806	7,795
Income from mortgage banking services, net	31,384	46,285	86,410
(Loss) gain on other real estate owned and foreclosed assets activity, net	(106)	164	766
Other noninterest income	8,776	6,589	7,173
Total noninterest income	79,092	89,566	124,244
Noninterest expense:
Salary and employee benefits	133,231	134,359	151,926
Occupancy and equipment	33,426	31,344	27,628
Amortization of intangible assets	4,822	4,215	1,417
Merger related expenses	—	18,751	3,085
Other noninterest expenses	51,314	50,457	40,579
Total noninterest expense	222,793	239,126	224,635
Income before income taxes	131,483	74,022	51,842
Provision for income taxes	27,950	14,840	8,678
Net income	$103,533	$59,182	$43,164
Other comprehensive income, net of tax:
Gain (loss) on securities available-for-sale	758	(47,821)	(7,455)
Gain on fair value hedges of securities available-for-sale	218	2,174	—
Other comprehensive income (loss), net of tax	976	(45,647)	(7,455)
Comprehensive income	$104,509	$13,535	$35,709

Earnings per share:
Net income available to common stockholders	$103,533	$59,182	$43,164
Basic	$4.15	$2.55	$2.36
Diluted	$4.08	$2.48	$2.30
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the years ended December 31,

(in thousands, except share amounts)	Issued shares of common stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance as of January 1, 2021	19,878,713	$2	$259,363	$(38,148)	$255,451	$9,119	$485,787
Issuance of common stock on restricted stock grants	24,629	—	812	—	—	—	812
Share-based compensation, net of forfeitures	—	—	1,730	—	—	—	1,730
Net income	—	—	—	—	43,164	—	43,164
Other comprehensive income	—	—	—	—	—	(7,455)	(7,455)
Balance as of December 31, 2021	19,903,342	$2	$261,905	$(38,148)	$298,615	$1,664	$524,038
Merger with Pioneer Bancshares, Inc. (Issuance of treasury stock (1,557,054 shares)	4,910,412	—	197,946	38,148	—	—	236,094
Issuance of common stock on restricted stock grants	11,344	—	270	—	—	—	270
Stock option exercises	95,886	—	(579)	—	—	—	(579)
Share-based compensation, net of forfeitures	—	—	1,178	—	—	—	1,178
Net income	—	—	—	—	59,182	—	59,182
Other comprehensive loss	—	—	—	—	—	(45,647)	(45,647)
Balance as of December 31, 2022	24,920,984	$2	$460,720	$—	$357,797	$(43,983)	$774,536
Cumulative effect of accounting change	—	—	—	—	(3,808)	—	(3,808)
Adjusted beginning balance	24,920,984	2	460,720	—	353,989	(43,983)	770,728
Issuance of common stock on restricted stock grants	15,007	—	371	—	—	—	371
Stock option exercises	24,648	—	(167)	—	—	—	(167)
Share-based compensation, net of forfeitures	—	—	1,756	—	—	—	1,756
Net income	—	—	—	—	103,533	—	103,533
Other comprehensive income	—	—	—	—	—	976	976
Balance as of December 31, 2023	24,960,639	$2	$462,680	$—	$457,522	$(43,007)	$877,197
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Cash Flows
For the year ended December 31,

(In thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$103,533	$59,182	$43,164
Adjustments to reconcile income to net cash provided by operating activities:
Provision for credit losses	18,247	18,050	3,000
Depreciation and amortization on premises and equipment	7,420	7,953	7,181
Deferred tax expense	3,012	9,203	3,145
Amortization of net premium on securities	1,004	2,076	3,399
Accretion of net discount on acquired loans	(3,204)	(1,308)	(1,142)
Net change in deferred loan origination fees and costs	(1,178)	1,182	617
Amortization of core deposits and other intangible assets	4,822	4,215	1,417
Amortization of premium on acquired deposits	(966)	(1,052)	(45)
Accretion of discount on subordinated debt	286	254	256
Amortization of issuance costs on subordinated debt	147	145	93
Accretion of discount on convertible notes payable	101	1,131	746
Accretion of discount on Federal Home Loan Bank advances	—	76	—
Increase in cash surrender value of bank-owned life insurance	(1,928)	(1,682)	(1,276)
Impairment of premises and equipment	—	720	—
Impairment of other real estate owned and foreclosed assets	286	94	217
Federal Home Loan Bank stock dividends	(1,560)	(712)	(407)
Share-based compensation expense	2,127	1,448	2,998
Decrease (increase) in fair value of mortgage servicing rights	6,649	(12,418)	5,606
Net loss on sales of loans held-for-investment	—	—	701
Net loss on disposal of premises and equipment	120	86	76
Net loss (gain) on other real estate owned and foreclosed assets activity	106	(164)	(824)
Net gain on sales of loans held-for-sale	(3,491)	(11,782)	(61,403)
Origination of loans held-for-sale	(791,017)	(1,090,759)	(2,165,255)
Proceeds from sales of loans held-for-sale	788,367	1,137,793	2,292,828
Changes in operating assets and liabilities:
Lease right-of-use assets	(660)	3,282	—
Accrued interest receivable	(8,556)	(9,835)	655
Prepaid expenses and other assets	(11,397)	(22,992)	(6,769)
Accrued interest payable	7,782	3,022	(223)
Accrued expenses and other liabilities	5,124	(293)	(15,646)
Net cash provided by operating activities	$125,176	$96,915	$113,109
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Cash Flows (continued)
For the years ended December 31,

(In thousands)	2023	2022	2021
Cash flows from operating activities: (previous page)	$125,176	$96,915	$113,109

Cash flows from investing activities:
Cash acquired in excess of cash paid in connection with Pioneer Merger	—	444,542	—
Purchases of held-to-maturity securities	—	(335)	—
Proceeds from maturities of held-to-maturity securities	2,007	3,626	13,835
Purchases of available-for-sale securities	(21,555)	(66,606)	(248,736)
Proceeds from sale or maturities of available-for-sale securities	41,669	170,410	131,899
Loan originations, net of repayments	(362,778)	(1,064,293)	(215,281)
Proceeds from the sale of loans held-for-sale previously classified as held-for-investment	—	—	18,544
Purchases of premises and equipment	(4,268)	(2,196)	(3,455)
Proceeds from the sale of premises and equipment	—	2	5
Proceeds from sales of other real estate owned and foreclosed assets	5,952	867	2,089
Purchases of restricted equity securities	(51,076)	(39,785)	(57)
Proceeds from the sale or redemption of restricted equity securities	64,779	15,842	7,400
Purchase of other investments	(2,677)	(939)	(686)
Proceeds from the sale or redemption of other investments	668	745	519
Net cash used in investing activities	(327,279)	(538,120)	(293,924)

Cash flows from financing activities:
Net change in deposits	610,007	(280,914)	701,444
Net change in securities sold under agreements to repurchase	(12,028)	(55,372)	(23,278)
Proceeds from Federal Home Loan Bank advances	2,041,468	760,885	—
Repayments of Federal Home Loan Bank advances	(2,295,885)	(317,000)	(30,411)
Proceeds from subordinated debt, net	—	24,466	—
Proceeds from issuance of common stock, net of issuance costs	(167)	(579)	(456)
Repayments of convertible notes payable	(5,456)	(15,217)	—
Net cash provided by financing activities	337,939	116,269	647,299
Net increase (decrease) in cash and cash equivalents	135,836	(324,936)	466,484
Cash and cash equivalents, beginning of period	343,526	668,462	201,978
Cash and cash equivalents, end of period	$479,362	$343,526	$668,462

Supplemental disclosures of cash flow information:
Interest paid on deposits	$92,085	$12,040	$8,753
Interest paid on borrowed funds	$20,459	$14,118	$5,667
Cash paid for income taxes, net	$28,459	$6,183	$6,601
Non-cash investing and financing activities:
Assets acquired from merger with Pioneer Bancshares, Inc.	$—	$1,085,506	$—
Liabilities assumed from merger with Pioneer Bancshares, Inc.	$—	$1,354,387	$—
Right-of-use lease assets obtained in exchange for lessee operating lease liabilities	$2,696	$35,212	$—
Net change in unrealized loss on available-for-sale securities and unrealized gain on fair value hedges of securities available-for-sale	$1,291	$(45,647)	$(9,870)
Loan charge-offs	$9,672	$2,587	$4,861
Premises and equipment transferred to other real estate owned and foreclosed assets	$—	$338	$1,038
Loans transferred to other real estate owned and foreclosed assets	$4,086	$1,331	$2,577
Mortgage servicing rights resulting from sale or securitization of mortgage loans	$9,253	$14,287	$23,854
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP and Subsidiaries
Notes to Consolidated Financial Statements
($ in thousands, except share and per share amounts)
NOTE 1 - Basis of Presentation, Description of Business and Summary of Significant Accounting Policies
a.Principles of Consolidation - The consolidated financial statements include the accounts of FirstSun Capital Bancorp (“FirstSun” or “Parent Company”) and its wholly-owned subsidiaries, Sunflower Bank, N.A. (the “Bank”), Logia Portfolio Management, LLC, and FEIF Capital Partners, LLC, and have been prepared using U.S. generally accepted accounting principles (“U.S. GAAP”) and prevailing practices in the banking industry. All significant intercompany balances and transactions have been eliminated. These entities are collectively referred to as “our”, “us”, “we”, or “the Company”.
b.Nature of Operations - The Bank’s headquarters were relocated to Dallas, Texas from Denver, Colorado in 2023. The Bank primarily operates throughout Texas, Kansas, Colorado, New Mexico and Arizona providing a full range of commercial and consumer banking and financial services to small and medium-sized companies. Its primary deposit products are checking, savings and term certificate accounts. Its primary wealth management and trust products are personal trust and agency accounts, employee benefit and retirement related trust and agency accounts, investment management and advisory agency accounts, and foundation and endowment trust and agency accounts. Its primary lending products are residential mortgage, commercial and consumer loans. Substantially all loans are secured by specific items of collateral, including business assets, consumer assets, and commercial and residential real estate. Commercial and industrial loans are generally expected to be repaid from the borrower’s cash flow from operations.
c.Business Combinations - On April 1, 2022, FirstSun completed its merger with Pioneer Bancshares, Inc. (“Pioneer”). Pursuant to the terms of the merger agreement, at the Effective Time, each Pioneer shareholder had the right to receive 1.0443 shares of FirstSun common stock, for each share of Pioneer common stock owned by the shareholder, with cash paid in lieu of fractional shares. Each outstanding share of FirstSun common stock remained outstanding and was unaffected by the merger. Further information is presented in Note 2 - Merger with Pioneer Bancshares, Inc. On January 16, 2024, we announced a proposed merger with HomeStreet, Inc. For additional information regarding our proposed merger with HomeStreet, Inc. see Note 27 - Subsequent Events.
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
These estimates are based on historical experience and on various assumptions about the future that are believed to be reasonable based on all available information. Our reported financial position or results of operations may be materially different under changed conditions or when using different estimates and assumptions, particularly with respect to critical accounting policies. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information.

f.Concentration of Credit Risk - We have a significant concentration in residential real estate and commercial and industrial loans within Texas, Kansas, Colorado, New Mexico and Arizona. When necessary, we perform credit evaluations on our customers' financial condition and often request additional guarantees and forms of collateral from our customers. These financial evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, historical payment patterns, cash flow needs and deposit balances (particularly in light of recent developments in the banking industry) and bad debt write-off experience. Declines in the local or statewide economies could have an adverse impact on our borrowers’ financial condition. Specifically, inflation and higher interest rates, along with monetary events, can cause some of our business customers who have greater operating cash needs to draw on their deposits with us to meet expenses. Adverse developments affecting real estate values in one or more of our markets could increase our credit risk associated with our loan portfolio. Additionally, if loans are not repaid according to their terms, the collateral securing the loans, in those cases where real estate serves as the primary collateral, may not have value equal to the amounts owed under the loan. We did not exceed regulatory concentration monitoring levels as of December 31, 2023 or 2022.
g.Reclassifications - Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior years net income or stockholders’ equity.
h.Adoption of New Accounting Standards and Change in Accounting Principle - As an “emerging growth company” under Section 107 of the JOBS Act, we can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, we can delay the adoption of certain accounting standards until those standards would otherwise apply to non-public business entities. We intend to take advantage of the benefits of this extended transition period for an “emerging growth company” for as long as it is available to us. For standards that we have delayed adoption, we may lack comparability to other companies who have adopted such standards.
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

As a result of the adoption of ASU 2016-13 and ASU 2022-02, several of our significant accounting policies have changed as of January 1, 2023 to reflect the requirements of the new standard.
i.Fair Value Measurement - Fair value is determined in accordance with Accounting Standards Codification (ASC) Topic 820, Fair Value Measurement. ASC Topic 820 establishes a fair value hierarchy which requires the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 describes three levels of inputs that may be used to measure fair value:
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
j.Cash and Cash Equivalents - Cash and cash equivalents include cash, cash items in process of collection, deposits with other financial institutions and federal funds sold. For purposes of the consolidated statements of cash flows, we consider all federal funds sold and interest-bearing deposits at other financial institutions to be cash and cash equivalents, all with original maturities of less than 90 days. Cash held at depository institutions at times may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. Cash deposits are with financial institutions that we believe to be reputable and we do not anticipate realizing any losses from these cash deposits. As of December 31, 2023 and 2022, we have complied with all regulatory cash reserve and clearing requirements. Cash and cash equivalents were as follows as of December 31,:

	2023	2022
Federal Reserve Bank	$437,855	$247,015
Federal Home Loan Bank	1,173	1,335
Other	10,870	8,799
Total cash due from depository institutions	449,898	257,149
Cash on hand and noninterest-bearing accounts	29,464	86,377
Total cash and cash equivalents	$479,362	$343,526
k.Securities - The Bank classifies debt securities as either available-for-sale or held-to-maturity. Held-to-maturity securities are those which the Bank has the positive intent and ability to hold to maturity. All other debt securities are classified as available-for-sale.
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
l.Loans Held-for-sale - Mortgage loans originated and intended for sale in the secondary market are classified as loans held-for-sale and recorded at fair value. Most of these loans are sold with servicing rights retained. The changes in fair value of loans held-for-sale are measured and recorded in income from mortgage banking services. Loan origination fees are recorded in the period of origination.
m.Loans Receivable - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff, are reported at the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs, and an allowance for credit losses.
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
n.Allowance for Credit Losses - The ACL for loans held for investment is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on loans. Loans are charged-off against the allowance when management confirms the loan balance is uncollectible.
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
o.Mortgage Servicing Rights (MSRs) - MSRs arise from contractual agreements between us and investors in mortgage loans. Pursuant to ASC Topic 860-50, Servicing Assets and Liabilities, we record MSR assets when we sell loans on a servicing-retained basis, at the time of a securitization that qualifies and meets requirements for sale accounting or through the acquisition or assumption of the right to service a financial asset. Under these contracts, we perform loan servicing functions in exchange for fees and other remuneration.
Our MSRs are initially recorded and subsequently measured at fair value. The fair value of the MSRs is based upon the present value of the expected future net cash flows related to servicing these loans. We receive a base servicing fee, generally ranging from 0.25% to 0.50% annually on the remaining outstanding principal balances of the loans. The servicing fees are collected from investors. We determine the fair value of the MSRs by the use of a discounted cash flow model that incorporates prepayment speeds, delinquencies, discount rate, ancillary revenues and other assumptions (including costs to service) that management believes are consistent with the assumptions other market participants use in valuing MSRs. The nature of the loans underlying the MSRs affects the assumptions used in the cash flow models. We obtain third-party valuations quarterly to assess the reasonableness of the fair value calculated by the cash flow model. Changes in the fair value of MSRs are charged or credited to income from mortgage banking services, net.
As a part of our mortgage servicing responsibilities, we advance funds when the borrower fails to meet contractual payments (e.g. principal, interest, property taxes, and insurance). We also advance funds to maintain, report, and market foreclosed real estate properties on behalf of investors. These advances are collectively known as servicer related advances. Such advances are recovered from borrowers for reinstated and performing loans and from investors for foreclosed loans. We record an ACL on outstanding servicer advances when we determine that based on all available information, that a credit loss is expected, and that all contractual amounts due will not be recovered. There was no ACL on outstanding servicer advances as of December 31, 2023 and 2022, respectively.
p.Premises and Equipment - Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed on the straight-line or declining balance method depending upon the type of asset with useful lives ranging from one to 39 years. Depreciation and amortization expense has been included in occupancy and equipment expense in the accompanying consolidated statements of income and comprehensive income.
Maintenance and repair costs are charged to expense as incurred. Major betterments are considered individually and are capitalized or expensed depending on facts and circumstances.
q.Other Real Estate Owned and Foreclosed Assets - Assets acquired through, or in lieu of, foreclosure or repossession or otherwise are being held for disposal or to be sold are adjusted upon transfer to fair value less estimated costs to sell, establishing a new cost basis. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Subsequent to foreclosure/repossession, management periodically performs valuations, and an allowance for losses is established by a charge against earnings if the carrying value of a property exceeds the fair value less estimated costs to sell. Revenue and expenses from operation and changes in the valuation allowance are included in other noninterest expense on the consolidated statements of income and comprehensive income.
r.Bank-owned Life Insurance (BOLI) - We have purchased life insurance policies on certain key current and former executives as a method to offset the cost of employee benefit plans. We record BOLI at the estimated contractual amount that would be realized if the life insurance policy is surrendered prior to maturity or death of the insured, which is the cash surrender value adjusted for other charges and amounts due that are probable at settlement. Changes in the net cash surrender value of the policies, as well as insurance proceeds received, are recorded in noninterest income and are not subject to income taxes.
s.Restricted Equity Securities - Restricted equity securities consist of capital stock of the Federal Home Loan Bank of Topeka (FHLB) and the Federal Reserve Bank of Kansas City (FRB). Such stock is not readily marketable, and accordingly, is carried at cost. Members of the FHLB are required to own a certain amount of stock based on the level of borrowings and other factors. As a national banking association, the Bank is required to own stock of its regional FRB. FRB and FHLB stock are periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.
Restricted equity securities consisted of the following:

	2023	2022
Federal Home Loan Bank stock	$20,945	$33,137
Federal Reserve Bank stock	17,127	17,078
Total restricted equity securities	$38,072	$50,215
As a result of the relocation of our Bank headquarters to Dallas, Texas in 2023, we will be required to liquidate our capital stock in the FHLB of Topeka and the FRB of Kansas City and acquire capital stock in the FHLB of Dallas and the FRB of Dallas. We expect to complete this activity in early 2024 with no gain or loss on the liquidation of the capital stock.
t.Goodwill - The excess purchase price of acquired businesses over the fair value of identifiable assets acquired and liabilities assumed is recognized as goodwill. Goodwill is evaluated for impairment on an annual basis, or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. Our evaluation may consist of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. Factors considered in the qualitative assessment include general economic conditions, conditions of the industry and markets in which we operate, regulatory developments, cost factors, and our overall financial performance. We performed our most recent annual goodwill impairment test as of December 31, 2023 and concluded that no impairment existed. No impairment losses have been recognized during the years ended December 31, 2023, 2022 and 2021.
u.Core Deposits and Other Intangible Assets - Core deposits related to the depositor relationship of customers acquired from our business combinations are recognized in the value of core deposits. Our core deposits were valued based on the expected future benefit or earnings capacity attributable to the acquired deposits. These assets have been assigned 10 year lives from the date of acquisition. Other intangible assets include the trade names of First National 1870 and Guardian Mortgage. These trade names provide a source of market recognition to attract potential clients/relationships and retain existing customers. Management has indicated that portions of the business will utilize these trade names into perpetuity; therefore, these trade names have been classified as indefinite-lived assets. Further, we have acquired certain customer relationships relating to wealth management. These customer relationships have been assigned amortization periods of 10 to 16 years. We had a non-competition agreement for a former employee. This agreement was fully amortized in 2023.
v.Impairment of Long-lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate an asset may not be recoverable, we estimate the future cash flows expected to result from the use of the asset. If impairment is indicated, an adjustment is made to reduce the carrying amount based on the difference between the future cash flows expected and the carrying amount of the asset. During the years ended December 31, 2023 and 2021, we recorded no impairment of long-lived assets, respectively. During the year ended December 31, 2022, we recorded impairment of $720 of long-lived assets.

w.Transfers of Financial Assets - Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
x.Loan Commitments and Related Financial Instruments - Financial instruments include off-balance sheet credit instruments, such as commitments to make loans, commercial letters of credit, and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.
y.Derivative Instruments and Hedging Activities - Derivatives and Hedging (ASC Topic 815), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain our objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
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
The FASB has issued standards associated with the cessation of LIBOR, including ASU 2022-06 that further defers the sunset date of ASU 2020-04 and ASU 2021-01 Reference Rate Reform (Topic 848) from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. We have elected to apply the contract modification guidance included within Topic 848. Since December 31, 2021, we have not issued debt indexed to USD-LIBOR and as of December 31, 2023, we have fully transitioned from the use of LIBOR on all contracts.
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
We actively manage the risk profiles of our IRLCs and mortgage loans held-for-sale on a daily basis. To manage the price risk associated with IRLCs, we enter into forward sales of mortgage-backed securities (MBS) in an amount equal to the portion of the IRLC expected to close, assuming no change in mortgage interest rates. In addition, to manage the interest rate risk associated with mortgage loans held-for-sale, we enter into forward sales of MBS to deliver mortgage loans to third-party investors. The estimated fair values of forward sales of MBS and forward sales commitments are based on exchange prices or the dealer market price. The initial and subsequent changes in value on forward sales of MBS and forward sales commitments are a component of income from mortgage banking services, net, in our consolidated statements of income and comprehensive income.
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
z.Lease Commitments - We determine if an arrangement is a lease or contains a lease at inception. Leases result in the recognition of right of use (“ROU”) assets and lease liabilities on our consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and are included in prepaid expenses and other assets in our consolidated balance sheets. Lease liabilities represent the obligation to make lease payments arising from the lease, measured on a discounted basis, and are included in accrued expenses and other liabilities in our consolidated balance sheets. We determine lease classification as operating or finance at the lease commencement date. We combine lease and non-lease components, such as common area and other maintenance costs, in calculating the ROU assets and lease liabilities for our office buildings.
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
We have elected not to record leases with an initial term of 12 months or less on our consolidated balance sheets. Lease expense on such leases is recognized on a straight-line basis over the lease term. Further information is presented in Note 25 - Lease Commitments.
aa.Revenue Recognition - Noninterest income within the scope of ASC Topic 606, Revenue From Contracts With Customers is recognized by us when performance obligations, under the terms of the contract, are satisfied. This income is measured as the amount of consideration expected to be received in exchange for the providing of services. The majority of our applicable noninterest income continues to be recognized at the time when services are provided to our customers. Further information is presented in Note 26 - Revenue from Contracts with Customers.
ab.Advertising - Advertising costs are expensed as incurred and recorded within other noninterest expense.
ac.Earnings Per Share - Basic and diluted earnings per share are computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during each period.
ad.Share-Based Compensation - Compensation cost is recognized for stock options, non-vested restricted stock awards/stock units, and performance share units issued to employees and directors, based on the fair value of these awards at the date of the grant. A Black-Scholes model is utilized to estimate the fair value of stock options. The fair value of non-vested stock awards/stock units and performance share units is generally the market price of our stock on the date of grant.
Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. We recognize forfeitures as they occur.
ae.Retirement Plan - We have an employee savings plan and trust (the Plan) which qualifies under Section 401(k) of the Internal Revenue Service Code. The Bank’s Trust and Wealth Management department is the Trustee. Substantially all of our full-time employees are eligible to participate in the Plan. Eligible employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. Additional contributions are allowed per the Internal Revenue Service Code for participants who have attained age 50 before the end of the Plan year. We make a matching contribution for each eligible participant equal to 100% of the participant’s elective deferrals which does not exceed 6% of the participant’s compensation. Participants are immediately vested in the matching contribution. Matching contributions to the Plan charged to salary and employee benefits amounted to $5.3 million, $5.2 million and $4.9 million in 2023, 2022 and 2021, respectively.
af.Income Taxes - The Company files a consolidated federal income tax return. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards; deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities for subsequent changes in tax rates are recognized in income in the period that includes the tax rate changes.
We recognize the financial effects of a tax position only when we believe it can “more likely than not” support the position upon a tax examination by the relevant taxing authority, with a tax examination being presumed to occur. We are no longer subject to examination by taxing authorities for years before 2020. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.
ag.Comprehensive income - Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale and designated fair value hedges, net of tax, which are recognized as a separate component of equity.
ah.Loss Contingencies - Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on these consolidated financial statements.
In addition, we generally sell loans to investors without recourse; therefore, the investors have assumed the risk of loss or default by the borrower. However, we are usually required by these investors to make certain standard representations and warranties relating to credit information, loan documentation, and collateral. To the extent that we do not comply with such representations, or there are early payment defaults, we may be required to repurchase the loans or indemnify these investors for any losses from borrower defaults. In addition, if loans pay off within a specified time frame, we may be required to refund a portion of the sales proceeds to the investors. We have established reserves for potential losses related to these representations and warranties which is recorded within accrued expenses and other liabilities. In assessing the adequacy of the reserve, we evaluate various factors including actual write-offs during the period, historical loss experience, known delinquent and other problem loans, and economic trends and conditions in the industry. Further information is presented in Note 24 - Commitments and Contingencies.
ai.Equity - Treasury stock, if any, is carried at cost.
Dividend Restriction - Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Parent Company or by the Parent Company to stockholders.
aj.Recent Accounting Pronouncements Not Yet Adopted - ASU No. 2023-02, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” ASU 2023-02 is intended to improve the accounting and disclosures for investments in tax credit structures. ASU 2023-02 allows entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. Previously, this method was only available for qualifying tax equity investments in low-income housing tax credit structures. ASU 2023-02 will be effective for us on January 1, 2025 and its adoption is not expected to have a significant effect on our financial statements.
ASU 2023-06, “Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” ASU 2023-06 amends the ASC to incorporate certain disclosure requirements from SEC Release No. 33-10532 - Disclosure Update and Simplification that was issued in 2018. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. ASU 2023-06 is not expected to have a significant impact on our financial statements.
ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 expands segment disclosure requirements for public entities to require disclosure of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-07 is not expected to have a significant impact on our financial statements.
ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. ASU 2023-09 is effective for us on January 1, 2026, though early adoption is permitted. ASU 2023-09 is not expected to have a significant impact on our financial statements.

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
Fair Value
We recorded the fair value of assets acquired and liabilities assumed based on valuations at April 1, 2022. The determination of fair value required management to make assumptions related to discount rates, expected future cash flows, market conditions and other future events that are subjective in nature.
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

	(Unaudited) Pro forma for the years ended December 31,
	2022	2021
Net interest income	$251,783	$201,501
Provision for credit losses	17,200	350
Net interest income after provision for credit losses	234,583	201,151
Noninterest income	90,993	129,373
Noninterest expenses	229,307	258,544
Income before income taxes	96,269	71,980
Provision for income taxes	19,508	13,413
Net income	$76,761	$58,567
Earnings per share:
Net income available to common stockholders	$76,761	$58,567
Basic	$3.09	$2.36
Diluted	$3.01	$2.30
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

NOTE 3 - Securities
The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity debt securities by type follows as of December 31,:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2023
Available-for-sale:
U.S. treasury	$58,468	$—	$(4,234)	$54,234
U.S. agency	1,872	—	(33)	1,839
Obligations of states and political subdivisions	29,979	—	(4,009)	25,970
Mortgage backed - residential	121,288	119	(14,974)	106,433
Collateralized mortgage obligations	203,394	—	(21,861)	181,533
Mortgage backed - commercial	145,062	497	(14,367)	131,192
Other debt	16,792	—	(1,236)	15,556
Total available-for-sale	$576,855	$616	$(60,714)	$516,757
Held-to-maturity:
Obligations of states and political subdivisions	$25,542	$3	$(3,987)	$21,558
Mortgage backed - residential	7,548	2	(560)	6,990
Collateralized mortgage obligations	3,893	—	(260)	3,633
Total held-to-maturity	$36,983	$5	$(4,807)	$32,181
2022
Available-for-sale:
U.S. treasury	62,010	—	(5,361)	56,649
U.S. agency	$2,881	$—	$(47)	$2,834
Obligations of states and political subdivisions	29,897	—	(4,998)	24,899
Mortgage backed - residential	129,955	6	(13,826)	116,135
Collateralized mortgage obligations	225,559	—	(21,294)	204,265
Mortgage backed - commercial	130,997	—	(13,661)	117,336
Other debt	16,774	—	(1,919)	14,855
Total available-for-sale	$598,073	$6	$(61,106)	$536,973
Held-to-maturity:
Obligations of states and political subdivisions	25,378	5	(4,891)	20,492
Mortgage backed - residential	8,705	4	(511)	8,198
Collateralized mortgage obligations	4,818	—	(290)	4,528
Total held-to-maturity	$38,901	$9	$(5,692)	$33,218
There was no allowance for credit losses related to our investment securities as of December 31, 2023.
As of December 31, 2023 and 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Fair value and unrealized losses on debt securities by type and length of time in a continuous unrealized loss position without an allowance for credit losses were as follows as of December 31,:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Number of Securities
2023
Available-for-sale:
U.S. treasury	$—	$—	$54,234	$(4,234)	$54,234	$(4,234)	9
U.S. agency	—	—	1,839	(33)	1,839	(33)	7
Obligations of states and political subdivisions	—	—	25,970	(4,009)	25,970	(4,009)	19
Mortgage backed - residential	—	—	100,571	(14,974)	100,571	(14,974)	83
Collateralized mortgage obligations	—	—	181,533	(21,861)	181,533	(21,861)	65
Mortgage backed - commercial	4,721	(27)	114,625	(14,340)	119,346	(14,367)	24
Other debt	—	—	15,556	(1,236)	15,556	(1,236)	9
Total available-for-sale	$4,721	$(27)	$494,328	$(60,687)	$499,049	$(60,714)	216
Held-to-maturity:
Obligations of states and political subdivisions	$—	$—	$21,223	$(3,987)	$21,223	$(3,987)	8
Mortgage backed - residential	—	—	6,845	(560)	6,845	(560)	10
Collateralized mortgage obligations	—	—	3,633	(260)	3,633	(260)	5
Total held-to-maturity	$—	$—	$31,701	$(4,807)	$31,701	$(4,807)	23

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Number of Securities
2022
Available-for-sale:
U.S. treasury	$25,702	$(967)	$30,947	$(4,394)	$56,649	$(5,361)	10
U.S. agency	—	—	2,834	(47)	2,834	(47)	7
Obligations of states and political subdivisions	21,676	(3,784)	2,753	(1,214)	24,429	(4,998)	18
Mortgage backed - residential	51,921	(2,939)	63,691	(10,887)	115,612	(13,826)	87
Collateralized mortgage obligations	111,360	(4,631)	92,905	(16,663)	204,265	(21,294)	66
Mortgage backed - commercial	70,710	(6,475)	46,626	(7,186)	117,336	(13,661)	22
Other debt	14,855	(1,919)	—	—	14,855	(1,919)	9
Total available-for-sale	$296,224	$(20,715)	$239,756	$(40,391)	$535,980	$(61,106)	219
Held-to-maturity:
Obligations of states and political subdivisions	$20,153	$(4,891)	$—	$—	$20,153	$(4,891)	8
Mortgage backed - residential	7,993	(511)	—	—	7,993	(511)	10
Collateralized mortgage obligations	4,127	(275)	401	(15)	4,528	(290)	5
Total held-to-maturity	$32,273	$(5,677)	$401	$(15)	$32,674	$(5,692)	23
We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. We do not have plans to sell any of the available-for-sale debt securities with unrealized losses as of December 31, 2023, and we believe it is more likely than not that we would not be required to sell such available-for-sale debt securities before recovery of their amortized cost.
We continue to monitor unrealized loss positions for potential credit impairments. During the year ended December 31, 2023, there were no credit impairments related to our investment securities.
The amortized cost and fair value of our debt securities by contractual maturity as of December 31, 2023 are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or earlier redemptions that may occur.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due within 1 year	$23,215	$22,802
Due after 1 year through 5 years	55,359	50,882
Due after 5 years through 10 years	152,454	138,464
Due after 10 years	345,827	304,609
Total available-for-sale	$576,855	$516,757
Held-to-maturity:
Due after 1 year through 5 years	$988	$963
Due after 5 years through 10 years	737	713
Due after 10 years	35,258	30,505
Total held-to-maturity	$36,983	$32,181

Securities with a carrying value of $468,679 and $428,721 were pledged to secure public deposits, securities sold under agreements to repurchase and borrowed funds at December 31, 2023 and 2022, respectively.
There were no proceeds from sales and calls of securities for the year ended December 31, 2023. There were proceeds from sales and calls of securities of $81,016 for the year ended December 31, 2022. For the years ended December 31, 2023, 2022 and 2021 there were no gross investment gains or losses resulting from the sale of securities.
NOTE 4 - Loans
Loans held-for-investment by portfolio type consist of the following as of December 31,:

	2023	2022
Commercial and industrial	$2,467,688	$2,310,929
Commercial real estate:
Non-owner occupied	812,235	779,546
Owner occupied	635,365	636,272
Construction and land	345,430	327,817
Multifamily	103,066	102,068
Total commercial real estate	1,896,096	1,845,703
Residential real estate	1,110,610	1,003,931
Public finance	602,913	590,284
Consumer	36,371	42,588
Other	153,418	118,397
Total loans	$6,267,096	$5,911,832
Allowance for credit losses	(80,398)	(65,917)
Loans, net of allowance for credit losses	$6,186,698	$5,845,915
As of December 31, 2023 and 2022, we had net deferred fees, costs, premiums and discounts of $12,859 and $17,101, respectively, on our loan portfolio.
Accrued interest receivable on loans totaled $34,879 and $26,494 at December 31, 2023 and 2022, respectively, and is included in accrued interest receivable in the accompanying consolidated balance sheets.

The following table presents the activity in the allowance for credit losses by portfolio type for the years ended December 31,:

	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Public Finance	Consumer	Other	Total
2023
Allowance for credit losses:
Balance, beginning of period	$40,785	$19,754	$2,963	$1,664	$352	$399	$65,917
Impact of adopting ASC 326	(13,583)	3,867	10,256	3,890	249	577	5,256
Provision for (benefit from) credit losses	10,445	3,996	2,457	(217)	400	(46)	17,035
Loans charged-off	(9,242)	(83)	(13)	—	(334)	—	(9,672)
Recoveries	1,118	12	682	—	50	—	1,862
Balance, end of period	$29,523	$27,546	$16,345	$5,337	$717	$930	$80,398
2022
Allowance for credit losses:
Balance, beginning of period	$31,622	$13,198	$836	$1,544	$235	$112	$47,547
Provision for (benefit from) credit losses	9,248	6,168	2,028	120	199	287	18,050
Loans charged-off	(2,321)	—	(122)	—	(144)	—	(2,587)
Recoveries	2,236	388	221	—	62	—	2,907
Balance, end of period	$40,785	$19,754	$2,963	$1,664	$352	$399	$65,917
2021
Allowance for credit losses:
Balance, beginning of period	$29,235	$14,033	$1,435	$2,604	$288	$171	$47,766
Provision for credit losses	5,136	(488)	(581)	(1,060)	52	(59)	3,000
Loans charged-off	(4,296)	(375)	(42)	—	(148)	—	(4,861)
Recoveries	1,547	28	24	—	43	—	1,642
Balance, end of period	$31,622	$13,198	$836	$1,544	$235	$112	$47,547

We determine the allowance for credit losses estimate on at least a quarterly basis.
As of December 31, 2023 and 2022, we had an allowance for credit losses on unfunded commitments of $2,309 and $1,313, respectively. For the years ended December 31, 2023, 2022 and 2021, we recorded a provision for credit losses on unfunded commitments of $1,212, $525 and $300, respectively.
The following table presents our loan portfolio aging analysis as of December 31,:

	Loans Not Past Due	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans Greater than 90 Days Past Due, Still Accruing	Nonaccrual	Total
2023
Commercial and industrial (1)	$2,420,775	$10,117	$3,782	$25,010	$8,004	$2,467,688
Commercial real estate:
Non-owner occupied	796,477	1,063	10,851	—	3,844	812,235
Owner occupied	626,424	8,269	—	638	34	635,365
Construction and land	345,245	—	—	—	185	345,430
Multifamily	103,066	—	—	—	—	103,066
Total commercial real estate	1,871,212	9,332	10,851	638	4,063	1,896,096
Residential real estate	1,065,438	19,261	3,330	168	22,413	1,110,610
Public Finance	602,913	—	—	—	—	602,913
Consumer	36,357	4	—	—	10	36,371
Other	141,794	8,787	—	—	2,837	153,418
Total loans	$6,138,489	$47,501	$17,963	$25,816	$37,327	$6,267,096
2022
Commercial and industrial	$2,298,207	$2,409	$819	$—	$9,494	$2,310,929
Commercial real estate:
Non-owner occupied	773,042	4,356	—	—	2,148	779,546
Owner occupied	630,335	—	—	—	5,937	636,272
Construction and land	324,888	2,632	99	—	198	327,817
Multifamily	102,068	—	—	—	—	102,068
Total commercial real estate	1,830,333	6,988	99	—	8,283	1,845,703
Residential real estate	974,450	17,231	1,524	98	10,628	1,003,931
Public Finance	590,284	—	—	—	—	590,284
Consumer	42,434	58	3	—	93	42,588
Other	117,926	—	—	—	471	118,397
Total loans	$5,853,634	$26,686	$2,445	$98	$28,969	$5,911,832
(1) Loans greater than 90 days past due, still accruing relates primarily to one borrower relationship where interest was paid current in February 2024. Contractual principal payments related to this borrower relationship were deferred until March 15, 2024. This deferral was not significant.
Interest income recorded on nonperforming loans was not material for the years ended December 31, 2023, 2022 and 2021.
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

The following table present the amortized costs by segment of loans by risk category and origination date as of December 31, 2023:

	2023	2022	2021	2020	2019	Prior	Revolving Loans Converted to Term	Revolving	Total
Commercial and industrial:
Pass	$384,720	$432,903	$342,394	$143,636	$41,667	$39,972	$39,098	$786,059	$2,210,449
Pass/Watch	4,052	2,543	18,832	4,595	1,603	2,441	1,273	93,951	129,290
Special Mention	3,759	47,071	2,253	2,281	659	731	3,334	6,729	66,817
Substandard - Accruing	2,992	362	33,625	4,316	1,338	3,542	3,044	3,909	53,128
Substandard - Nonaccrual	—	—	690	4,122	1,110	364	96	248	6,630
Doubtful	—	—	—	490	547	33	304	—	1,374
Total commercial and industrial	$395,523	$482,879	$397,794	$159,440	$46,924	$47,083	$47,149	$890,896	$2,467,688
Gross charge-offs	$—	$—	$2,786	$3,096	$—	$368	$2,992	$—	$9,242

Commercial real estate:
Non-owner occupied:
Pass	$55,581	$117,162	$136,361	$116,402	$60,535	$176,308	$19,256	$71,322	$752,927
Pass/Watch	—	—	—	3,791	6,342	24,620	1,277	—	36,030
Special Mention	2,717	—	—	—	—	—	1,582	—	4,299
Substandard - Accruing	—	3,561	—	1,880	—	9,694	—	—	15,135
Substandard - Nonaccrual	—	—	—	—	—	3,844	—	—	3,844
Total non-owner occupied	$58,298	$120,723	$136,361	$122,073	$66,877	$214,466	$22,115	$71,322	$812,235
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Owner occupied:
Pass	$87,167	$83,308	$105,935	$102,885	$64,134	$123,199	$2,961	$6,103	$575,692
Pass/Watch	600	902	—	15,541	2,896	2,520	—	1,615	24,074
Special Mention	—	493	5,745	306	1,092	2,834	—	—	10,470
Substandard - Accruing	2,295	460	1,204	3,027	2,259	15,850	—	—	25,095
Substandard - Nonaccrual	—	—	—	—	—	34	—	—	34
Total owner occupied	$90,062	$85,163	$112,884	$121,759	$70,381	$144,437	$2,961	$7,718	$635,365
Gross charge-offs	$—	$—	$—	$—	$—	$83	$—	$—	$83

Construction & land:
Pass	$44,496	$171,411	$32,176	$28,221	$13,459	$8,718	$21,600	$1,913	$321,994
Pass/Watch	—	—	13,036	6,541	—	15	—	—	19,592
Special Mention	—	—	1,381	2,278	—	—	—	—	3,659
Substandard - Nonaccrual	—	—	—	185	—	—	—	—	185
Total construction & land	$44,496	$171,411	$46,593	$37,225	$13,459	$8,733	$21,600	$1,913	$345,430
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily:
Pass	$1,359	$36,852	$36,537	$12,838	$2,716	$5,885	$—	$5,574	$101,761
Special Mention	—	—	—	—	1,305	—	—	—	1,305
Total multifamily	$1,359	$36,852	$36,537	$12,838	$4,021	$5,885	$—	$5,574	$103,066
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	2023	2022	2021	2020	2019	Prior	Revolving Loans Converted to Term	Revolving	Total
Total commercial real estate:
Pass	$188,603	$408,733	$311,009	$260,346	$140,844	$314,110	$43,817	$84,912	$1,752,374
Pass/Watch	600	902	13,036	25,873	9,238	27,155	1,277	1,615	79,696
Special Mention	2,717	493	7,126	2,584	2,397	2,834	1,582	—	19,733
Substandard - Accruing	2,295	4,021	1,204	4,907	2,259	25,544	—	—	40,230
Substandard - Nonaccrual	—	—	—	185	—	3,878	—	—	4,063
Total commercial real estate:	$194,215	$414,149	$332,375	$293,895	$154,738	$373,521	$46,676	$86,527	$1,896,096
Gross charge-offs	$—	$—	$—	$—	$—	$83	$—	$—	$83

Residential real estate:
Pass	$153,327	$573,624	$116,695	$38,309	$38,121	$141,216	$1,857	$13,540	$1,076,689
Pass/Watch	155	1,181	28	—	269	4,667	176	—	6,476
Special Mention	—	—	—	—	254	1,465	—	—	1,719
Substandard - Accruing	—	3,199	—	—	—	114	—	—	3,313
Substandard - Nonaccrual	—	6,704	3,169	2,214	4,009	6,267	16	34	22,413
Total residential real estate	$153,482	$584,708	$119,892	$40,523	$42,653	$153,729	$2,049	$13,574	$1,110,610
Gross charge-offs	$—	$—	$—	$13	$—	$—	$—	$—	$13

Public Finance:
Pass	$37,074	$—	$43,512	$174,907	$201,575	$135,326	$—	$3,051	$595,445
Substandard - Accruing	—	—	—	—	7,468	—	—	—	7,468
Total public finance	$37,074	$—	$43,512	$174,907	$209,043	$135,326	$—	$3,051	$602,913
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$3,232	$2,183	$5,347	$9,414	$3,482	$2,555	$2	$9,491	$35,706
Pass/Watch	—	53	108	99	145	153	1	46	605
Special Mention	—	—	13	7	—	—	—	—	20
Substandard - Accruing	—	—	—	—	—	—	30	—	30
Substandard - Nonaccrual	—	4	6	—	—	—	—	—	10
Total consumer	$3,232	$2,240	$5,474	$9,520	$3,627	$2,708	$33	$9,537	$36,371
Gross charge-offs	$—	$—	$11	$8	$111	$32	$3	$169	$334

Other:
Pass	$5,890	$7,802	$13,198	$806	$282	$10,227	$4,859	$100,183	$143,247
Pass/Watch	—	—	7,334	—	—	—	—	—	7,334
Substandard - Nonaccrual	—	—	—	—	2,391	—	446	—	2,837
Total other	$5,890	$7,802	$20,532	$806	$2,673	$10,227	$5,305	$100,183	$153,418
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans:
Pass	$772,846	$1,425,245	$832,155	$627,418	$425,971	$643,406	$89,633	$997,236	$5,813,910
Pass/Watch	4,807	4,679	39,338	30,567	11,255	34,416	2,727	95,612	223,401
Special Mention	6,476	47,564	9,392	4,872	3,310	5,030	4,916	6,729	88,289
Substandard - Accruing	5,287	7,582	34,829	9,223	11,065	29,200	3,074	3,909	104,169
Substandard - Nonaccrual	—	6,708	3,865	6,521	7,510	10,509	558	282	35,953
Doubtful	—	—	—	490	547	33	304	—	1,374
Total loans	$789,416	$1,491,778	$919,579	$679,091	$459,658	$722,594	$101,212	$1,103,768	$6,267,096
Gross charge-offs	$—	$—	$2,797	$3,117	$111	$483	$2,995	$169	$9,672

The following table presents the credit risk profile of our loan portfolio, gross of deferred costs, fees, premiums and discounts, based on our rating categories as of December 31, 2022, which is prior to the adoption of ASU 2016-13 on January 1, 2023 and continue to be reported under ASC 310, Receivables. We categorized loans into risk categories based on relevant information about the ability of borrowers to service their debt including current financial information, historical payment experience, credit documentation, public information and current economic trends among other factors. This risk rating system was used as a tool to analyze and monitor loan portfolio quality. Risk ratings meeting an internally specified exposure threshold were updated annually, or more frequently upon the occurrence of a circumstance that affected the credit risk of the loan. We use the following definitions for risk ratings:
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

The following table presents information about collateral dependent loans that were individually evaluated for purposes of determining the ACL as of December 31,:

	Collateral Dependent Loans With Allowance		Collateral Dependent Loans With No Related Allowance	Total Collateral Dependent Loans
	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
2023
Commercial & industrial	$5,084	$2,328	$2,920	$8,004	$2,328
Commercial real estate:
Non-owner occupied	—	—	3,844	3,844	—
Owner occupied	—	—	34	34	—
Construction and land	—	—	185	185	—
Total commercial real estate	—	—	4,063	4,063	—
Residential real estate	1,551	103	20,862	22,413	103
Consumer	10	10	—	10	10
Other	2,391	102	446	2,837	102
Total loans	$9,036	$2,543	$28,291	$37,327	$2,543
2022
Commercial & industrial	$6,330	$1,101	$3,164	$9,494	$1,101
Commercial real estate:
Non-owner occupied	115	36	2,033	2,148	36
Owner occupied	681	153	5,256	5,937	153
Construction and land	—	—	198	198	—
Total commercial real estate	796	189	7,487	8,283	189
Residential real estate	836	34	9,779	10,615	34
Consumer	91	88	—	91	88
Other	—	—	475	475	—
Total loans	$8,053	$1,412	$20,905	$28,958	$1,412
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

Loan Modifications Made to Borrowers Experiencing Financial Difficulty:
The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company uses a PD/LGD model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made at the time of a modification. The loan modifications in the table below did not significantly impact our determination of the allowance for credit losses on loans during 2023.
Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses, a change to the allowance for credit losses is generally not recorded upon modification. Occasionally, the Company modifies loans by providing principal forgiveness that is deemed to be uncollectible; therefore, that portion of the loan is written-off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses. Additionally, the Company may allow a loan to go interest only for a specified period of time.
The following table presents loan modifications that were experiencing financial difficulty during 2023, segregated by modification type, regardless of whether such modifications resulted in a new loan.

	Payment Delay	Interest Rate Reduction	% of Total Class of Loans
Commercial and industrial	$292	$—	—%
Commercial real estate:
Non-owner occupied	—	—	—%
Owner occupied	—	1,145	0.2%
Construction and land	—	—	—%
Multifamily	—	—	—%
Total commercial real estate	—	1,145	0.2%
Residential real estate	—	—	—%
Public finance	—	—	—%
Consumer	—	—	—%
Other	—	—	—%
Total loans	$292	$1,145	0.2%
There were no commitments to lend additional funds to these borrowers at December 31, 2023.
The financial effects of our loan modifications made to borrowers experiencing financial difficulty during 2023 were not significant.
We closely monitor the performance of loan modifications made to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts. There were no loans past due that have been modified in the last 12 months. There is one commercial and industrial loan totaling $292 on nonaccrual status that has been modified in the last 12 months.

NOTE 5 - Mortgage Servicing Rights
The unpaid principal loan balance of our servicing portfolio is presented in the following table as of December 31,:

	2023	2022
Federal National Mortgage Association	$2,478,732	$2,517,434
Federal Home Loan Mortgage Corporation	1,736,329	1,630,403
Government National Mortgage Association	1,094,438	916,455
Federal Home Loan Bank	105,702	111,699
Other	1,258	1,413
Total	$5,416,459	$5,177,404
The activity of MSRs carried at fair value is as follows for the years ended December 31,:

	2023	2022	2021
Balance, beginning of period	$74,097	$47,392	$29,144
Additions:
Servicing resulting from transfers of financial assets	9,253	14,287	23,854
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	30	20,350	6,093
Changes in fair value due to pay-offs, pay-downs, and runoff	(6,679)	(7,932)	(11,699)
Balance, end of period	$76,701	$74,097	$47,392
The following represents the weighted-average key assumptions used to estimate the fair value of MSRs as of December 31,:

	2023	2022	2021
Discount rate	10.06%	9.85%	9.22%
Total prepayment speeds	7.79%	7.40%	11.52%
Cost of servicing each loan	$90/per loan	$88/per loan	$85/per loan
Total servicing and ancillary fees earned from the mortgage servicing portfolio is presented in the following table for the years ended December 31,:

	2023	2022	2021
Servicing fees	$14,913	$14,675	$12,092
Late and ancillary fees	761	413	433
Total	$15,674	$15,088	$12,525

NOTE 6 - Premises and Equipment
A summary of premises and equipment is as follows:

	Estimated Useful Lives	2023	2022
Land	N/A	$18,903	$18,903
Buildings and improvements	5 - 39 years	80,948	80,565
Equipment	3 - 10 years	27,080	25,987
Automobiles	5 years	223	166
Software	1 - 7 years	9,092	7,200
Construction in progress	N/A	1,207	1,360
Premises and equipment		137,453	134,181
Less: Accumulated depreciation and amortization		(52,611)	(46,067)
Premises and equipment, net		$84,842	$88,114
We had depreciation and amortization expense as follows for the years ended December 31,:

	2023	2022	2021
Depreciation expense	$6,553	$7,118	$6,118
Software amortization expense	$867	$835	$1,063
Total depreciation and amortization expense	$7,420	$7,953	$7,181

NOTE 7 - Core Deposits and Other Intangible Assets
Activity in our core deposits and other intangible assets was as follows as of and for the years ended December 31,:

	Indefinite-Lived Assets	Finite Lived Assets
	Tradenames	Core Deposits Intangibles	Customer Relationships	Non-compete Agreements	Total
2023
Balance, beginning of year	$1,800	$13,159	$748	$99	$15,806
Amortization	—	(4,538)	(185)	(99)	(4,822)
Balance, end of year	$1,800	$8,621	$563	$—	$10,984
2022
Balance, beginning of year	$1,800	$4,999	$1,451	$—	$8,250
Additions	—	11,327	—	444	11,771
Amortization	—	(3,167)	(703)	(345)	(4,215)
Balance, end of year	$1,800	$13,159	$748	$99	$15,806
2021
Balance, beginning of year	$1,800	$6,211	$1,656	$—	$9,667
Amortization	—	(1,212)	(205)	—	(1,417)
Balance, end of year	$1,800	$4,999	$1,451	$—	$8,250
During the years ended December 31, 2023, 2022 and 2021, there was no indication of impairment of our core deposits and other intangible assets.

Future amortization expense of our core deposits and other intangible assets is as follows:

2024	$2,605
2025	2,312
2026	2,006
2027	1,142
2028	920
Thereafter	199
Total future amortization	$9,184
NOTE 8 - Derivative Financial Instruments
Banking Derivative Financial Instruments:
We are exposed to changes in the fair value of certain of our fixed-rate assets due to changes in benchmark interest rates. We use interest rate swaps to manage our exposure to changes in fair value on these instruments attributable to changes a designated benchmark interest rate, such as SOFR. Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. The carrying amount of hedged loans receivable and available-for-sale securities as of December 31, 2023 and 2022 was $184,829 and $181,377, respectively. The cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged loans receivable as of December 31, 2023 and 2022 was $(9,567) and $(12,752), respectively. The cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged available-for-sale securities as of December 31, 2023 and 2022 was $3,168 and $2,879, respectively. The hedges were determined to be effective during all periods presented and we expect the hedges to remain effective during their remaining terms.
Derivatives not designated as hedges are not speculative and result from a service we provide to certain customers. We execute interest rate swaps with banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that we execute with a third-party, such that we minimize our net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. These instruments are a component of prepaid expenses and other assets and accrued expenses and other liabilities.

The components of our banking derivative financial instruments consisted of the following as of December 31,:

	Number of Transactions	Expiration Dates	Outstanding Notional	Estimated Fair Value
2023
Derivative financial instruments designated as hedging instruments:
Assets:
Interest Rate Products	32	2028 - 2036	$195,935	$12,737
Derivative financial instruments not designated as hedging instruments:
Assets:
Interest Rate Products	49	2024 - 2037	$396,111	$19,931
Other	1	2025	$14,638	$7
Liabilities:
Interest Rate Products	49	2024 - 2037	$396,111	$19,869
Other	2	2028	$6,168	$30
2022
Derivative financial instruments designated as hedging instruments:
Assets:
Interest Rate Products	32	2028-2036	$201,906	$15,636
Derivative financial instruments not designated as hedging instruments:
Assets:
Interest Rate Products	41	2024-2037	$338,770	$24,615
Other	1	2025	$14,638	$—
Liabilities:
Interest Rate Products	41	2024-2037	$338,770	$24,242
We recorded gains and losses on banking derivatives assets as follows for the years ended December 31,:

	2023	2022	2021
Recorded gain (loss) on banking derivative assets	$4,482	$28,783	$(777)
Recorded (loss) gain on banking derivative liabilities	$(4,820)	$(27,973)	$1,172
For the years ended December 31, 2023, 2022 and 2021 our banking derivative financial instruments not designated as hedging instruments generated fee income of $1,451, $2,152 and $2,309, respectively.
Credit-risk-related Contingent Features:
We have agreements with each of our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations.
We also have agreements with our derivative counterparties that contain a provision where if we fail to maintain our status as a well-capitalized institution, then our derivative counterparties have the right, but not the obligation to terminate existing swaps. As of December 31, 2023 and 2022, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $20,508 and $24,677, respectively. As of December 31, 2023 and 2022, we have minimum collateral posting thresholds with our derivative counterparties and have posted collateral of $9,040 and $8,790, respectively. If we had breached any of these provisions at December 31, 2023, we could have been required to settle our obligations under the agreements at their termination value of $20,508.

Mortgage Banking Derivative Financial Instruments:
The components of our mortgage banking derivative financial instruments consisted of the following as of December 31,:

	Expiration Dates	Outstanding Notional	Estimated Fair Value
2023
Derivative financial instruments
Assets:
Futures	2024	$28,700	$2,153
Interest rate lock commitments (IRLC)	2024	$41,404	$252
Liabilities:
Forward MBS trades	2024	$77,000	$606
2022
Derivative financial instruments
Assets:
Futures	2023	$85,000	$36
Liabilities:
Forward MBS trades	2023	$21,800	$225
Interest rate lock commitments (IRLC)	2023	$52,533	$60
We recorded gains and losses on mortgage banking derivatives assets as follows for the years ended December 31,:

	2023	2022	2021
Recorded (loss) gain on mortgage banking derivative assets	$(857)	$233	$(9,655)
Recorded (loss) gain on mortgage banking derivative liabilities	$(642)	$(15,863)	$246
NOTE 9 - Prepaid Expenses and Other Assets
The components of prepaid expenses and other assets consisted of the following as of December 31,:

	2023	2022
Derivative financial instruments	$35,080	$40,287
Right-of-use asset on leased property	24,227	28,404
Loans subject to unilateral repurchase rights - Ginnie Mae	23,430	12,224
Fiserv ATM compensating balance	11,308	9,865
Prepaid expenses	7,617	7,691
CRA investments	4,370	2,357
Federal and state tax receivables, net	3,640	1,101
Artwork	944	944
SBA servicing rights	163	236
Other	23,542	21,681
Total prepaid expenses and other assets	$134,321	$124,790
For additional information regarding our right-of-use asset on leased property, see Note 25 - Lease Commitments.

NOTE 10 - Deposits
The composition of our deposits is as follows as of December 31,:

	2023	2022
Noninterest-bearing demand deposit accounts	$1,530,506	$1,820,490
Interest-bearing deposit accounts:
Interest-bearing demand accounts	534,540	212,357
Savings accounts and money market accounts	2,446,632	2,759,969
NOW accounts	56,819	50,224
Certificate of deposit accounts:
Less than $100	714,171	241,322
$100 through $250	569,696	270,790
Greater than $250	521,739	409,910
Total interest-bearing deposit accounts	4,843,597	3,944,572
Total deposits	$6,374,103	$5,765,062
The following table summarizes the interest expense incurred on our deposits for the years ended December 31,:

	2023	2022	2021
Interest-bearing deposit accounts:
Interest-bearing demand accounts	$11,235	$1,637	$379
Savings accounts and money market accounts	30,977	7,569	4,752
NOW accounts	339	138	377
Certificate of deposit accounts	58,804	3,810	3,036
Total interest-bearing deposit accounts	$101,355	$13,154	$8,544
The remaining maturity on certificate of deposit accounts is as follows as of December 31, 2023:

2024	$1,667,847
2025	118,408
2026	9,440
2027	3,926
2028	3,153
Thereafter	2,832
Total certificate of deposit accounts	$1,805,606

NOTE 11 - Securities Sold Under Agreements to Repurchase
Information concerning securities sold under agreements to repurchase is as follows as of and for years ended December 31,:

	2023	2022
Amount outstanding at period-end	$24,693	$36,721
Average daily balance during the period	$28,316	$54,335
Average interest rate during the period	0.84%	0.27%
Maximum month-end balance during the period	$40,432	$70,838
Weighted average interest rate at period-end	0.91%	0.42%
At December 31, 2023 and 2022, such agreements were secured by investment and mortgage-related securities with an approximate carrying amount of $30,810 and $48,931, respectively. Pledged securities are maintained by safekeeping agents at the direction of the Bank. Our agreements to repurchase generally mature daily, and are considered to be in an overnight and continuous position.
NOTE 12 - Debt
FHLB advances:
The following is a breakdown of our FHLB advances and other borrowings outstanding as of December 31,:

	2023			2022
	Amount	Rate	Weighted Average Rate	Amount	Rate	Weighted Average Rate
Variable rate line-of-credit advance	$389,468	5.55%	N/A	$643,885	4.48%	N/A
The advances were collateralized by $1,674,096 and $1,630,939 of loans pledged to the FHLB as of December 31, 2023 and 2022, respectively. All FHLB advances as of December 31, 2023 consisted of overnight borrowings with a maturity of January 1, 2024.
As of December 31, 2023 and 2022, the Bank had total borrowing capacity with the FHLB that is based on qualified collateral lending values of $1,192,022 and $1,139,356, respectively. Our additional borrowing availability with the FHLB at December 31, 2023 was $706,367. These borrowings can be in the form of additional term advances or a line-of-credit.
FRB advances:
We also had a $2,028,410 line-of-credit with the FRB. The agreement bears interest at the Fed Funds target rate and is secured by municipal, agency, mortgage-related and corporate securities. The entire line was available at December 31, 2023.
Other borrowings:
We have lines-of-credit with certain other financial institutions totaling $110,000 as of December 31, 2023. No amounts were drawn on these lines-of-credit in 2023.
Convertible Notes Payable:
On August 31, 2023, the convertible notes of $5,456 matured and were repaid in full. As of December 31, 2022, we had outstanding convertible notes of $5,456. The annual interest rate on these convertible notes was 3.29% with quarterly interest payments. With respect to conversion, each $1 (in thousands) principal amount of the convertible notes was convertible to 15.6717 shares of Parent Company common stock at any time prior to maturity. The conversion feature was not exercised at maturity. Accretion expense for the years ended December 31, 2023, 2022 and 2021 was $101, $1,131 and $746, respectively.

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
We incurred and capitalized $933 of costs related to the issuance of the subordinated notes. As of and for the years ended December 31, 2023, 2022 and 2021, the amortization associated with the debt issuance costs totaled $93, $94 and $93, respectively. Future amortization of the debt issuance costs is expected as follows:

2024	$93
2025	93
2026	93
2027	93
2028	93
Thereafter	143
Total future amortization	$608
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
We incurred and capitalized $534 of costs related to the issuance of the subordinated note. As of and for the years ended December 31, 2023 and 2022 the amortization associated with the debt issuance costs totaled $54 and $51, respectively. Future amortization of the debt issuance costs is expected as follows:

2024	$53
2025	53
2026	53
2027	53
2028	53
Thereafter	164
Total future amortization	$429
Trust preferred securities:
We have issued $9,279 in trust preferred securities through a special-purpose trust, New Mexico Banquest Capital Trust I (“NMBCT I”). In addition, we have issued $4,640 in trust preferred securities through a special purpose trust, New Mexico Banquest Capital Trust II (“NMBCT II”, and together with NMBCT I, collectively referred to as “NMBCT Trusts”). Interest is payable quarterly at a rate of three-month LIBOR (which was amended to three-month term SOFR as of June 30, 2023) plus 3.35% (8.94% and 7.02% as of December 31, 2023 and 2022, respectively) for the trust preferred securities issued through NMBCT I and at a rate of three-month LIBOR(which was amended to three-month SOFR as of June 30, 2023) plus 2.00% (7.64% and 6.69% as of December 31, 2023 and 2022, respectively) for the trust preferred securities issued through NMBCT II.

This subordinated debt of $13,919 was originally recorded at a discount of $4,293. As of and for the years ended December 31, 2023, 2022 and 2021, accretion associated with the fair value discount totaled $286, $254 and $256, respectively. Future accretion of the valuation discount is expected as follows:

2024	$382
2025	271
2026	241
2027	246
2028	241
Thereafter	1,189
Total future accretion	$2,570
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
NOTE 13 - Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities consisted of the following as of December 31,:

	2023	2022
Lease liability	$26,431	$31,267
Salary and employee benefits	30,549	29,834
Derivative financial instruments	20,505	24,527
Loans subject to unilateral repurchase rights - Ginnie Mae	23,430	12,224
FRB courtesy inclearings	6,139	6,821
Professional fees	1,607	1,757
Property taxes payable	1,260	886
MPF servicing principal and interest payable	522	885
Other	14,927	15,884
Total accrued expenses and other liabilities	$125,370	$124,085
For additional information regarding our lease liability, see Note 25 - Lease Commitments.
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
The following table sets forth the computation of basic and diluted earnings per share of common stock as of and for the years ended December 31,:

	2023	2022	2021
Net income applicable to common stockholders	$103,533	$59,182	$43,164
Weighted Average Shares
Weighted average common shares outstanding	24,938,359	23,245,598	18,321,794
Effect of dilutive securities
Stock-based awards	448,837	592,873	448,991
Weighted average diluted common shares	25,387,196	23,838,471	18,770,785
Earnings per common share
Basic earnings per common share	$4.15	$2.55	$2.36
Effect of dilutive securities
Stock-based awards	(0.07)	(0.07)	(0.06)
Diluted earnings per common share	$4.08	$2.48	$2.30
There were no antidilutive securities for the year ended December 31, 2023. Convertible notes payable for 85,500 shares of common stock and stock-based awards for 1,699 were not considered in computing diluted earnings per share for the year ended December 31, 2022, because they were antidilutive. Convertible notes payable for 323,984 shares of common stock were not considered in computing diluted earnings per share for the year ended December 31, 2021 because they were antidilutive.
NOTE 15 - Accumulated Other Comprehensive Income
The following table sets forth the components in accumulated other comprehensive income for the years ended December 31,:

	2023	2022	2021
Securities available-for-sale:
Balance, beginning of year	$(46,157)	$1,664	$9,119
Unrealized loss	1,002	(63,302)	(9,870)
Income tax effect	(244)	15,481	2,415
Net unrealized loss	758	(47,821)	(7,455)
Reclassifications out of AOCI (1)	—	—	—
Other comprehensive loss, net of tax	758	(47,821)	(7,455)
Balance, end of year	$(45,399)	$(46,157)	$1,664
Fair value hedges of securities available-for-sale:
Balance, beginning of year	$2,174	$—	$—
Unrealized gain	289	2,879	—
Income tax effect	(71)	(705)	—
Net unrealized gain	218	2,174	—
Balance, end of year	$2,392	$2,174	$—
(1) Reclassifications are reported in noninterest income on the Consolidated Statements of Income and Comprehensive Income

NOTE 16 - Stockholders’ Equity
As of December 31, 2023 and 2022, the Company has 10,000,000 shares of preferred stock authorized, $0.0001 par value, of which none were issued or outstanding, respectively.
As of December 31, 2023 and 2022, the Company has 50,000,000 shares of common stock authorized, $0.0001 par value, of which 24,960,639 and 24,920,984 shares were issued and 24,960,639 and 24,920,984 shares were outstanding, respectively.
Treasury stock:
Activity in treasury stock is as follows for the years ended December 31,:

	2023		2022
	Shares	Amount	Shares	Amount
Balance, beginning of year	—	$—	1,557,054	$38,148
Purchases	—	—	—	—
Issuances	—	—	(1,557,054)	(38,148)
Balance, end of year	—	$—	—	$—
All purchases were in conjunction with the stock repurchase program that expired in 2022, and shares were held-in-treasury at $24.50 per share.
Dividends:
Dividends paid by the Company, if any, are substantially provided from Bank dividends. The Bank may declare dividends without prior regulatory approval that do not exceed the total of retained net income for the current year combined with its retained net income for the preceding two years, subject to maintenance of minimum capital requirements. During 2023 and 2022, the Bank paid dividends totaling $26,000 and $8,000, respectively, to the Parent Company. During 2023 and 2022, Logia paid dividends totaling $595 and $700, respectively, to the Parent Company. The Bank and Logia did not declare or pay any dividends in 2021. The Parent Company did not declare or pay any dividend in 2023, 2022 or 2021.
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

The following table presents stock options outstanding as of and for the years ended December 31,:

	Shares	Weighted-Average Exercise Price, per Share	Weighted-Average Remaining Contractual Term (years)
2023
Outstanding, beginning of period	1,307,915	$20.23
Exercised	(62,915)	19.72
Outstanding, end of period	1,245,000	$20.25	4.29
Options vested or expected to vest	1,245,000	$20.25
Options exercisable, end of period	1,198,624	$20.13	4.21
2022
Outstanding, beginning of period	1,412,900	$20.19
Exercised	(104,985)	19.72
Outstanding, end of period	1,307,915	$20.23	5.26
Options vested or expected to vest	1,307,915	$20.23
Options exercisable, end of period	1,191,032	$20.03	5.05
At December 31, 2023, there was $136 of total unrecognized compensation cost related to non-vested stock options. The unrecognized compensation cost at December 31, 2023 is expected to be recognized over the following two years. At December 31, 2023 and 2022, the intrinsic value of the stock options was $16,392 and $21,216, respectively.
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
In May 2022, we issued 11,344 shares of restricted stock that were fully vested in May 2023. In May 2023, we issued 15,007 shares of restricted stock that will fully vest in May 2024. At December 31, 2023, there was $135 of total unrecognized compensation cost related to the non-vested restricted stock.
In May 2023, we issued performance-based restricted stock under the LTIP that, subject to the achievement of performance conditions, will fully vest in April 2026. At December 31, 2023, we determined it is probable that 97,694 shares will be issued based upon the probability that the performance conditions will be achieved. At December 31, 2023, there was $2,052 of total unrecognized compensation cost related to the non-vested restricted stock granted on these probable shares.
In May 2022, we issued performance-based restricted stock under the LTIP that, subject to the achievement of performance conditions, will fully vest in April 2025. At December 31, 2023, we determined it is probable that 59,099 shares will be issued based upon the probability that the performance conditions will be achieved. At December 31, 2023, there was $879 of total unrecognized compensation cost related to the non-vested restricted stock granted on these probable shares.
For the years ended December 31, 2023, 2022 and 2021, we recorded total compensation cost from the 2017 and 2021 Plans of $2,127, $1,448 and $2,998, respectively.

Acquired Equity Incentive Plans
In conjunction with the Pioneer merger, we assumed certain options that had been granted under Pioneer’s option plans. All assumed options were fully vested and exercisable. No further options will be granted under the Pioneer plans. The following table presents option activity:

	Shares	Weighted-Average Exercise Price, per Share	Weighted-Average Remaining Contractual Term (years)
2023
Outstanding, beginning of period	170,711	$23.19
Exercised	(40,719)	23.88
Forfeited	(8,091)	18.76
Outstanding, vested, and exercisable, end of period	121,901	$23.26	3.87
2022
Outstanding, beginning of period	—	$—
Options assumed from Pioneer Bancshares, Inc.	431,645	23.32
Exercised	(259,890)	23.40
Forfeited	(1,044)	24.90
Outstanding, vested, and exercisable, end of period	170,711	$23.19	5.62
At December 31, 2023 and 2022, the intrinsic value of the stock options was $1,239 and $2,263, respectively.

NOTE 17 - Income Taxes
The provision for income tax is summarized as follows for the years ended December 31,:

	2023	2022	2021
Current	$24,938	$5,637	$5,533
Deferred	3,012	9,203	3,145
Total income tax expense	$27,950	$14,840	$8,678
A reconciliation of the provision for income taxes, with the amount computed by applying the statutory U.S. federal income tax rates to income before provision for income taxes is as follows for the years ended December 31,:

	2023	2022	2021
Income tax provision computed at U.S. federal statutory rate	$27,611	$15,545	$10,887
State tax expense, net of U.S. federal effect	3,718	2,359	1,836
Tax exempt interest	(4,017)	(4,011)	(4,562)
Net increase in cash surrender value of BOLI	(405)	(353)	(268)
Non-deductible professional fees	—	216	648
Executive compensation	301	727	—
Other	742	357	137
Income tax provision	$27,950	$14,840	$8,678
Effective tax provision rate	21.3%	20.0%	16.7%

Significant components of deferred tax assets and liabilities are as follows as of December 31,:

	2023	2022
Deferred tax assets:
Federal and state net operating loss	$22,852	$25,118
Allowance for credit losses	18,950	15,537
Unrealized loss on securities	13,920	14,235
Deferred compensation	3,005	4,756
Fair value adjustments on loans	1,626	2,428
Share-based compensation	2,529	2,208
Accrued expenses	881	1,320
Deferred loan fees	826	1,044
Lease liability	519	1,044
Fair value adjustments on deposits	99	326
Other real estate owned and foreclosed assets	—	7
Other	5,437	4,559
Total deferred tax assets	70,644	72,582

Deferred tax liabilities:
Mortgage servicing rights	18,079	17,465
Fair value adjustments on intangible assets	2,889	3,596
Prepaid expenses	1,193	1,143
Premises and equipment	1,281	918
Fair value adjustments on debt	606	700
FHLB stock	144	196
Other	193	209
Total deferred tax liabilities	24,385	24,227
Total deferred tax assets, net	$46,259	$48,355
As of December 31, 2023, we had net operating loss carryforwards for U.S. federal income tax purposes of approximately $105,392 which begin to expire in 2030. As of December 31, 2023, we had net operating loss carryforwards for state tax purposes of approximately $12,206 which begin to expire in 2024. Utilization of a portion of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. We believe that all of the net operating loss carryforwards will be used prior to expiration.
We evaluate uncertain tax positions at the end of each reporting period. We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit recognized in the financial statements from any such position is measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2023 and 2022, we concluded there were no material uncertain tax positions.

NOTE 18 - Other Noninterest Expenses
Significant components of other noninterest expenses are as follows for the years ended December 31,:

	2023	2022	2021
Data processing expenses	$14,933	$14,722	$12,889
Office expenses	4,698	5,203	4,396
Loan appraisal, servicing, and collection expenses	4,179	4,914	4,043
Professional fees	7,663	6,918	4,506
Advertising and marketing expenses	2,810	2,592	3,124
Insurance expenses	6,422	5,050	3,537
Travel and entertainment	3,873	3,750	2,526
Automated teller machine (ATM) and interchange expenses	1,495	1,494	1,176
Deposit expenses and other operational losses	1,894	2,057	1,024
Other	3,347	3,757	3,358
Total other noninterest expenses	$51,314	$50,457	$40,579
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
The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. As of December 31, 2023, both the Parent Company and the Bank met all capital adequacy requirements to which they were subject.
Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2023 and 2022, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Actual and required capital amounts for the Parent Company are as follows as of December 31,:

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2023
Total risk-based capital to risk-weighted assets:	$953,331	13.25%	$575,434	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$798,167	11.10%	$431,575	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$798,167	11.10%	$323,682	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$798,167	10.52%	$303,410	4.00%	N/A	N/A
2022
Total risk-based capital to risk-weighted assets:	$829,712	11.99%	$553,440	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$687,602	9.94%	$415,080	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$687,602	9.94%	$311,310	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$687,602	9.71%	$283,353	4.00%	N/A	N/A
Actual and required capital amounts for the Bank are as follows as of December 31,:

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2023
Total risk-based capital to risk-weighted assets:	$918,050	12.79%	$574,280	8.00%	$717,850	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$838,199	11.68%	$430,710	6.00%	$574,280	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$838,199	11.68%	$323,033	4.50%	$466,603	6.50%
Tier 1 leverage capital to average assets:	$838,199	11.05%	$303,321	4.00%	$379,151	5.00%
2022
Total risk-based capital to risk-weighted assets:	$815,335	11.81%	$552,237	8.00%	$690,296	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$748,105	10.84%	$414,177	6.00%	$552,237	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$748,105	10.84%	$310,633	4.50%	$448,692	6.50%
Tier 1 leverage capital to average assets:	$748,105	10.56%	$283,245	4.00%	$354,056	5.00%

NOTE 20 - Transactions with Related Parties
We have and may be expected to have in the future, banking transactions in the ordinary course of business with directors, significant stockholders, principal officers and their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties).
Loans:
As of December 31, 2023 and 2022, outstanding loans with related parties totaled $2,601 and $2,940, respectively. As of December 31, 2023, there were unused lines of credit with directors or officers totaling $1,231.
Deposits:
As of December 31, 2023 and 2022, deposits with related parties totaled $51,759 and $4,662, respectively.
Director Fees:
Fees paid to directors of the Company and the Bank for the year ended December 31, 2023, 2022 and 2021 totaled $535, $488 and $310, respectively.

Principal Officers:
On November 8, 2023, FirstSun acquired all membership interests of FEIF Capital Partners, LLC, a Delaware limited liability company (“FEIF”) from our chief executive officer for $150 and assumed liabilities of $11. FEIF currently has no operations. FEIF owns FEIF GP, LLC, a limited liability company with no assets. These entities will provide investment management services and are related to a future business activity of the Company.
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
Mortgage servicing rights - We estimate the fair value of our MSRs using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds, discount rates, and cost to service. These assumptions are generated and applied based on collateral stratifications including product type, remittance type, geography, delinquency, and coupon dispersion. These assumptions require the use of judgment by management and can have a significant impact on the fair value of the MSRs. We use a third-party consulting firm to assist us with the valuation of MSRs. Because of the nature of the valuation inputs, we classify these valuations as Level 3 in the fair value disclosures. For further details on our level 3 inputs related to MSRs, see Note 5 - Mortgage Servicing Rights.
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
Derivative financial instruments are classified within Level 2 of the valuation hierarchy.
The following table sets forth our assets and liabilities measured at fair value on a recurring basis as of December 31,:

	Level 1	Level 2	Level 3
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total Estimated Fair Value
2023
Available-for-sale securities	$54,234	$462,523	$—	$516,757
Loans held-for-sale	—	54,212	—	54,212
Mortgage servicing rights	—	—	76,701	76,701
Derivative financial instruments - assets	—	35,080	—	35,080
Derivative financial instruments - liabilities	—	(20,505)	—	(20,505)
Total	$54,234	$531,310	$76,701	$662,245
2022
Available-for-sale securities	$56,649	$480,324	$—	$536,973
Loans held-for-sale	—	57,323	—	57,323
Mortgage servicing rights	—	—	74,097	74,097
Derivative financial instruments - assets	—	40,287	—	40,287
Derivative financial instruments - liabilities	—	(24,527)	—	(24,527)
Total	$56,649	$553,407	$74,097	$684,153
There were not any transfers between Level 2 and Level 3 during the years ended December 31, 2023 and 2022.
The following table presents a reconciliation for our Level 3 assets measured at fair value on a recurring basis as of and for the years ended December 31,:

	2023	2022	2020
Balance, beginning of year	$74,097	$47,392	$29,144
Total (losses) gains included in earnings	(6,649)	12,418	(5,606)
Purchases, issuances, sales and settlements:
Issuances	9,253	14,287	23,854
Balance, end of year	$76,701	$74,097	$47,392
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

Collateral dependent loans - Loan impairment is reported when full payment under the loan terms is not expected. Fair value is generally based on recent third-party appraisals which are updated on a periodic basis. Impaired loans are carried at the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan loss is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan loss to require an increase, such increase is reported as a component of the provision for credit losses. Credit losses are charged against the allowance for credit losses when management believes the uncollectibility of a loan is confirmed. When loans are partially charged off, the resulting valuation would be considered Level 3, consisting of appraisals of underlying collateral.
Other Real Estate Owned and Foreclosed Assets - Other real estate owned is valued at the time the property is acquired and initially recorded at fair value less costs to sell, establishing a new cost basis. Fair value is generally based on recent third-party real estate appraisals which are updated on a periodic basis. These appraisals may take a single valuation approach using the comparable sales method or use a combination of approaches including the income approach. Adjustments are routinely made by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.
The following table sets forth our assets and liabilities that were measured at fair value on a non-recurring basis as of December 31,:

	Level 3
	2023	2022
Collateral dependent loans:
Commercial and industrial	$2,756	$5,229
Commercial real estate	—	607
Residential real estate	1,448	802
Consumer	—	3
Other	2,289	—
Total collateral dependent loans	$6,493	$6,641
Other real estate owned and foreclosed assets, net:
Commercial real estate	$3,133	$5,391
Residential real estate	967	967
Total other real estate owned and foreclosed assets, net:	$4,100	$6,358
The fair value of the financial assets in the table above utilize the market approach valuation technique, with discount adjustments for differences between comparable sales.

Fair value of financial instruments not carried at fair value:
The carrying amounts and estimated fair values of financial instruments not carried at fair value are as follows as of December 31,:

		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
2023
Assets:
Cash and cash equivalents	$479,362	$479,362	$479,362	$—	$—
Securities held-to-maturity	36,983	32,181	—	32,181	—
Loans (excluding collateral dependent loans at fair value)	6,260,603	6,121,749	—	—	6,121,749
Restricted equity securities	38,072	38,072	—	38,072	—
Accrued interest receivable	37,099	37,099	—	2,220	34,879

Liabilities:
Deposits (excluding demand deposits)	$4,309,057	$4,298,164	$2,503,451	$1,794,713	$—
Securities sold under agreements to repurchase	24,693	24,693	—	24,693	—
FHLB advances	389,468	389,468	—	389,468	—
Subordinated debt, net	75,313	72,073	—	72,073	—
Accrued interest payable	13,580	13,580	—	13,580	—

2022
Assets:
Cash and cash equivalents	$343,526	$343,526	$343,526	$—	$—
Securities held-to-maturity	38,901	33,218	—	33,218	—
Loans (excluding impaired loans)	5,871,274	5,756,197	—	—	5,756,197
Restricted equity securities	50,215	50,215	—	50,215	—
Accrued interest receivable	28,543	28,543	—	2,049	26,494

Liabilities:
Deposits (excluding demand deposits)	$3,732,215	$3,696,438	$2,810,193	$886,245	$—
Securities sold under agreements to repurchase	36,721	36,721	—	36,721	—
FHLB advances	643,885	643,885	—	643,885	—
Convertible notes payable, net	5,355	5,329	—	5,329	—
Subordinated debt, net	74,880	71,618	—	71,618	—
Accrued interest payable	5,798	5,798	—	5,798	—

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
Condensed Balance Sheets
As of December 31,

	2023	2022
Assets
Cash and cash equivalents	$34,050	$17,312
Deferred tax assets	11,026	13,791
Prepaid expenses and other assets	16,179	12,996
Investment in and advances to subsidiaries	906,504	823,449
Total assets	$967,759	$867,548
Liabilities
Convertible notes payable, net	$—	$5,355
Subordinated debt, net	75,313	74,880
Accrued expenses and other liabilities	15,249	12,777
Total liabilities	90,562	93,012
Total stockholders’ equity	877,197	774,536
Total liabilities and stockholders’ equity	$967,759	$867,548

Condensed Statements of Income and Comprehensive Income
For the years ended December 31,

	2023	2022	2021
Income:
Dividends received from subsidiaries	$26,595	$8,700	$—
Interest income, $0, $2 and $44 from subsidiaries, respectively	36	22	56
Total income	26,631	8,722	56
Expense:
Interest expense	5,049	5,684	4,609
Salary and employee benefits	1,888	1,143	1,305
Occupancy and equipment	189	83	2
Merger related expenses	—	1,598	1,663
Other noninterest expenses, net	2,039	1,380	778
Total expenses	9,165	9,888	8,357
Income (loss) before income taxes and undistributed earnings from subsidiaries	17,466	(1,166)	(8,301)
Equity in undistributed earnings from subsidiaries	83,837	58,047	49,729
Income before income taxes	101,303	56,881	41,428
Benefit from income taxes	(2,230)	(2,301)	(1,736)
Net income	$103,533	$59,182	$43,164
Other comprehensive income (loss), net	976	(45,647)	(7,455)
Comprehensive income	$104,509	$13,535	$35,709

Condensed Statements of Cash Flows
For the years ended December 31,

	2023	2022	2021
Cash flows from operating activities:
Net income	$103,533	$59,182	$43,164
Adjustments to reconcile income to net cash provided by (used in) operating activities:
Amortization and accretion	533	1,529	1,095
(Equity) deficit in undistributed income of subsidiaries	(83,837)	(58,047)	(49,729)
Changes in operating assets and liabilities:
Other assets	(419)	(1,442)	(4,250)
Other liabilities	2,911	293	3,479
Net cash provided by (used in) operating activities	22,721	1,515	(6,241)
Cash flows from investing activities:
Payments for investments in and advances to subsidiaries	—	125	500
Cash paid to acquire FEIF Capital Partners, LLC (for further information, see Note 20 - Transactions with Related Parties)	(150)	—	—
Cash paid in excess of cash acquired in connection with Pioneer Merger	—	(4,140)	—
Contributions to subsidiaries	(210)	—	—
Net cash (used in) provided by investing activities	(360)	(4,015)	500
Cash flows from financing activities:
Repayments of convertible notes payable	(5,456)	(15,217)	—
Proceeds from subordinated debt	—	24,466	—
Proceeds from issuance of common stock, net of issuance costs	(167)	(578)	(66)
Net cash (used in) provided by financing activities	(5,623)	8,671	(66)
Net increase (decrease) in cash and cash equivalents	16,738	6,171	(5,807)
Cash and cash equivalents, beginning of year	17,312	11,141	16,948
Cash and cash equivalents, end of year	$34,050	$17,312	$11,141
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
Significant segment totals are reconciled to the financial statements as follows for the year ended December 31,:

	Banking	Mortgage Operations	Corporate	Total Segments
2023
Summary of Operations
Net interest income (expense)	$292,573	$5,871	$(5,013)	$293,431

Provision for credit losses	15,790	2,457	—	18,247

Noninterest income:
Service charges on deposit accounts	21,345	—	—	21,345
Credit and debit card fees	11,997	3	—	12,000
Trust and investment advisory fees	5,693	—	—	5,693
(Loss) income from mortgage banking services, net	(1,676)	33,060	—	31,384
Other noninterest income	8,670	—	—	8,670
Total noninterest income	46,029	33,063	—	79,092

Noninterest expense:
Salary and employee benefits	106,030	25,313	1,888	133,231
Occupancy and equipment	30,461	2,775	190	33,426
Other noninterest expenses	39,165	14,933	2,038	56,136
Total noninterest expense	175,656	43,021	4,116	222,793

Income (loss) before income taxes	$147,156	$(6,544)	$(9,129)	$131,483

Other Information
Depreciation expense	$6,320	$233	$—	$6,553
Identifiable assets	$6,907,741	$910,728	$61,255	$7,879,724

	Banking	Mortgage Operations	Corporate	Total Segments
2022
Summary of Operations
Net interest income (expense)	$241,840	$5,455	$(5,663)	$241,632

Provision for credit losses	14,781	3,269	—	18,050

Noninterest income:
Service charges on deposit accounts	18,211	—	—	18,211
Credit and debit card fees	11,511	—	—	11,511
Trust and investment advisory fees	6,806	—	—	6,806
(Loss) income from mortgage banking services, net	(3,035)	49,320	—	46,285
Other noninterest income	6,762	(9)	—	6,753
Total noninterest income	40,255	49,311	—	89,566

Noninterest expense:
Salary and employee benefits	94,310	38,456	1,593	134,359
Occupancy	27,407	3,854	83	31,344
Other noninterest expenses	57,082	13,814	2,527	73,423
Total noninterest expense	178,799	56,124	4,203	239,126

Income (loss) before income taxes	$88,515	$(4,627)	$(9,866)	$74,022

Other Information
Depreciation expense	$6,754	$364	$—	$7,118
Identifiable assets	$6,633,383	$752,841	$44,098	$7,430,322

	Banking	Mortgage Operations	Corporate	Total Segments
2021
Summary of Operations
Net interest income (expense)	$152,515	$7,270	$(4,552)	$155,233

Provision (benefit) for credit losses	3,235	(235)	—	3,000

Noninterest income:
Service charges on deposit accounts	12,504	—	—	12,504
Credit and debit card fees	9,596	—	—	9,596
Trust and investment advisory fees	7,795	—	—	7,795
(Loss) income from mortgage banking services, net	(2,409)	88,819	—	86,410
Other noninterest income	7,946	(7)	—	7,939
Total noninterest income	35,432	88,812	—	124,244

Noninterest expense:
Salary and employee benefits	95,064	55,557	1,305	151,926
Occupancy	24,558	3,067	3	27,628
Other noninterest expenses	30,297	12,341	2,443	45,081
Total noninterest expense	149,919	70,965	3,751	224,635

Income (loss) before income taxes	$34,793	$25,352	$(8,303)	$51,842

Other Information
Depreciation expense	$5,728	$390	$—	$6,118
Identifiable assets	$5,058,281	$573,552	$34,981	$5,666,814

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
Undistributed portion of committed loans and unused lines of credit:
Loan commitments are agreements to lend to a customer as long as there is no customer violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee. As of December 31, 2023 and 2022, commitments included the funding of fixed-rate loans totaling $191,415 and $218,309 and variable-rate loans totaling $1,656,434 and $1,727,246, respectively. The fixed-rate loan commitments have interest rates ranging from 1.00% to 18.00% at December 31, 2023 and 2022, respectively, and maturities ranging from 1 month to 19 years at December 31, 2023 and from 1 month to 15 years at December 31, 2022.
Standby letters of credit:
Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third-party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since many of the loan commitments and letters of credit expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, owner-occupied real estate, and/or income-producing commercial properties. As of December 31, 2023 and 2022, our standby letters of credit commitment totaled $14,490 and $17,426, respectively.
MPF Master Commitments:
The Bank has executed MPF Master Commitments (Commitments) with the FHLB to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB’s first loss account for mortgages delivered under the Commitments. The Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to manage the credit risk of the MPF Program mortgage loans. As of December 31, 2023 and 2022, the Bank considered the amount of any of its liability for the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments to be immaterial, and had not recorded a liability and offsetting receivable. As of December 31, 2023 and 2022 the maximum potential amount of future payments that the Bank would have been required to make under the Commitments was $3,810 and $3,860 respectively. Under the Commitments, the Bank agrees to service the loans and therefore, is responsible for any necessary foreclosure proceedings. Any future recoveries on any losses would not be paid by the FHLB under the Commitments. The Bank has not experienced any material losses under these guarantees.
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
Overdraft Fee Litigation:
On September 13, 2021, Samantha Besser filed a putative class action amended complaint against the Bank in the United States District Court for the District of Colorado. The amended complaint alleges that the Bank improperly charged multiple insufficient funds or overdraft fees. The Plaintiff seeks unspecified restitution, actual and statutory damages, costs, attorneys’ fees, pre-judgment interest, and other relief as the Court deems proper. On September 27, 2021, the Bank filed a motion to dismiss the amended complaint. The motion to dismiss has been fully pled and is before the Court for decision. At this time, the Bank is unable to reasonably estimate the outcome of this litigation.
Check Fraud Litigation
Rodeo Electrical Services, Inc. and its owner (“RESI”) filed a civil action against the Bank on June 23, 2020 in the Santa Fe County, New Mexico District Court. The complaint alleged that the Bank conspired with or otherwise aided a former RESI employee’s embezzlement of approximately $0.4 million from RESI. The complaint sought compensatory, exemplary, statutory and punitive damages, as well as payment of RESI’s legal fees and expenses. On January 18, 2024, the jury awarded RESI approximately $2.1 million which included punitive damages. Final judgment, which could potentially include a supplemental award of RESI’s legal fees and expenses, has not been rendered by the Court. We believe the judgment will be covered by insurance; therefore, such outcome will not have a material financial impact on the Bank.
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

	2023	2022
ROU asset on leased property, gross	$36,520	$35,212
Accumulated amortization	(12,293)	(6,808)
ROU asset, net (Note 9)	$24,227	$28,404
Lease liability (Note 13)	$26,431	$31,267
The following table reconciles future undiscounted lease payments due under non-cancelable operating leases to the aggregate operating lessee lease liability as of December 31, 2023:

2024	$7,146
2025	6,145
2026	4,386
2027	2,670
2028	2,488
Thereafter	5,287
Total undiscounted operating lease liability	28,122
Imputed interest	1,691
Total operating lease liability included in the accompanying balance sheet	$26,431
Weighted Average Remaining Life - Operating Leases	5.56
Weighted Average Rate - Operating Leases	2.10%
The components of total lease expense was as follows for the years ended December 31,:

	2023	2022
Operating leases	$7,683	$7,145
Short-term leases	216	476
Sublease income	(229)	(310)
Net lease expense	$7,670	$7,311
Total lease expense for the year ended December 31, 2021 was $6,623.
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
The disaggregation of our revenue from contracts with customers included in our Banking segment is provided below for the years ended December 31,:

	2023	2022	2021
Service charges on deposit accounts	$21,345	$18,211	$12,504
Credit and debit card fees	12,000	11,511	9,596
Trust and investment advisory fees	5,693	6,806	7,795
Other income	4,930	5,464	4,932
Total	$43,968	$41,992	$34,827
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
Proposed Merger with HomeStreet
On January 16, 2024, FirstSun entered into an Agreement and Plan of Merger, that provides for the combination of FirstSun and HomeStreet. Under the merger agreement, a newly formed wholly-owned subsidiary of FirstSun, will merge with and into HomeStreet, with HomeStreet remaining as the surviving entity and becoming a wholly-owned subsidiary of FirstSun, with FirstSun as the surviving entity, in a transaction we refer to as the “first step merger.” This surviving entity, immediately following the first step merger and as part of a single integrated transaction, will merge with and into FirstSun, in a transaction we refer to as the “second step merger.” Immediately following the completion of the second step merger, HomeStreet Bank will merge with and into Sunflower Bank.
Upon the terms and subject to the conditions set forth in the merger agreement, at the effective time of the merger, each share of common stock of HomeStreet issued and outstanding immediately prior to the merger effective time, subject to certain exceptions, will be converted into the right to receive 0.4345 of a share of FirstSun common stock. Holders of such HomeStreet common stock, subject to certain exceptions, will also be entitled to receive cash in lieu of fractional shares of FirstSun common stock.
Consummation of the proposed HomeStreet merger is subject to the satisfaction of customary closing conditions including receipt of necessary HomeStreet shareholder and regulatory approvals. The merger agreement provides certain termination rights for both FirstSun and HomeStreet and further provides that a termination fee will be payable by either FirstSun or HomeStreet, as applicable, upon termination of the merger agreement under certain circumstances.
The parties to the merger expect to close the merger in the middle of 2024, subject to satisfaction of closing conditions, including receipt of customary required regulatory approvals and the requisite approval by the shareholders of HomeStreet. The combined entity is expected to have total assets of approximately $17 billion and 129 branch locations. The combined entity’s expanded footprint includes, FirstSun’s current presence in the Southwest and Midwest together with HomeStreet’s presence in Southern California, Hawaii and the Pacific Northwest.
Investment Agreements
Upfront Securities Purchase Agreement
Concurrently with entry into the merger agreement, FirstSun entered into an upfront securities purchase agreement (the “Upfront Securities Purchase Agreement”) with certain funds managed by Wellington Management Company, LLP (collectively, the “Wellington Funds”), pursuant to which we issued 2,461,538 shares of our common stock in a private placement for $80.0 million that closed on January 17, 2024.
Under the terms of the Upfront Securities Purchase Agreement, FirstSun is also obligated, concurrently with the closing of the proposed HomeStreet merger, to issue to the Wellington Funds, warrants (the “Warrants”) to purchase approximately 1.15 million shares of FirstSun common stock with such Warrants having an initial exercise price of $32.50 per share. The Warrants will carry a term of three years. In the event the proposed HomeStreet merger is not consummated, no Warrants will be issued.
Acquisition Finance Securities Purchase Agreement
Concurrently with its entry into the HomeStreet merger agreement, FirstSun entered into an acquisition finance securities purchase agreement (the “Acquisition Finance Securities Purchase Agreement,” and together with the Upfront Securities Purchase Agreement, as the “Investment Agreements”), dated January 16, 2024, with the Wellington Funds and certain other institutional investors (who we refer to as “additional institutional investors” and, collectively with the Wellington Funds, as the “institutional investors”). Pursuant to the Acquisition Finance Securities Purchase Agreement, on the terms and subject to the conditions set forth therein, substantially concurrently with the closing of the merger, the institutional investors will invest an aggregate of $95 million in exchange for the sale and issuance, at a purchase price of $32.50 per share, of approximately 2.92 million shares of FirstSun common stock.

Registration Rights Agreements
In connection with the Upfront Securities Purchase Agreement, FirstSun and the Wellington Funds also entered into a registration rights agreement (the “Upfront Registration Rights Agreement”), dated January 16, 2024, pursuant to which FirstSun agreed to, among other things, provide customary resale registration rights with respect to the shares of our common stock obtained by the Wellington Funds pursuant to the Investment Agreements, including those issued upon exercise of the Warrants.
In addition. the Acquisition Finance Securities Purchase Agreement contemplates that, in connection with the closing of the investments under the Acquisition Finance Securities Purchase Agreement, FirstSun will enter into a resale registration rights agreement with each additional institutional investor (the “Acquisition Finance Registration Rights Agreement”), the material terms and conditions of which are consistent with the terms and conditions of the Upfront Registration Rights Agreement.
Charter Amendment
In connection with the proposed merger, the holders of a majority of the voting power of FirstSun common stock executed a written consent approving and adopting an amendment to our certificate of incorporation (the “Charter Amendment”) which will increase the number of FirstSun’s authorized shares of capital stock from 60,000,000 to 110,000,000, consisting of 100,000,000 shares of FirstSun common stock, and 10,000,000 shares of preferred stock and will become effective upon FirstSun’s filing the Charter Amendment with the Secretary of State of the State of Delaware. We plan to file the Charter Amendment prior to the closing of the proposed merger.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the year ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
The management of FirstSun is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and affected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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
Management has assessed the effectiveness of the internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act. This section relates to management’s evaluation of internal control over financial reporting, including controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) and in compliance with laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.
Based on our assessment, management concluded that as of December 31, 2023, FirstSun’s internal control over financial reporting is effective based on those criteria.

Item 9B. Other Information
Given the timing of the following events, the following information is included in this Annual Report on Form 10-K pursuant to Item 1.01 of Form 8-K, “Entry into a Material Definitive Agreements”, and Item 5.02 of Form 8-K, “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensation Arrangements of Certain Officers” in lieu of filing a Form 8-K.
Amendment No. 5 to Stockholders’ Agreement
FirstSun is party to a Stockholders’ Agreement with certain of its stockholders dated as of June 19, 2017, as amended. Effective as of March 6, 2024, the Stockholders’ Agreement was amended to revise the specific board class nomination rights of two stockholders with existing board nomination rights to ensure that its board would consist, as nearly as possible, of classes with one-third of the directors in each class (the “Stockholders’ Agreement Amendment”).
The foregoing description of the Stockholders’ Agreement Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the form of the Amendment No. 5 to Stockholders’ Agreement, which is incorporated herein by reference as Exhibit 4.10.
See “Item 13. Certain Relationships and Related Transactions, and Director Independence,” under the heading “Stockholders’ Agreement” for a description of the Stockholders’ Agreement, as amended.”
2024 Special Restricted Stock Grants
On March 6, 2024, the Compensation and Succession Committee (the “Committee”) of the board of directors of FirstSun, with approval by the board of directors, granted special restricted stock awards (the “Awards”) to certain officers of FirstSun for (i) retention purposes and (ii) to incentivize them in their efforts to work towards both a timely and efficient consummation of our merger with HomeStreet, Inc. and a successful post-closing integration of the two companies. The Awards will be subject to and conditioned upon closing of the merger with HomeStreet, Inc., provided that if the closing of the merger does not occur, the Awards will be cancelled and void ab initio. These actions, to the extent they impacted the compensation of our named executive officers, are described in greater detail below.
The committee granted the following awards to the following named executive officers:
•114,286 shares of restricted stock to Neal E. Arnold, Chief Executive Officer and President of FirstSun and Sunflower Bank and Chief Operating Officer of FirstSun, with a grant date fair value of approximately $4.0 million; and
•57,143 shares of restricted stock to Robert A. Cafera, Jr., Executive Vice President and Chief Financial Officer of FirstSun and Sunflower Bank, with a grant date fair value of approximately $2.0 million.
The Awards will vest one-third per year over a three-year period, provided that the officer continues to provide services to the Company on the applicable vesting date, with accelerated vesting upon death, disability, or termination by the Company without “Cause” or by the officer with “Good Reason” (each as defined in the award agreement).
If, prior to the vesting of the Award shares, there is a change of control (as that term is defined in the 2021 Equity Incentive Plan) with respect to FirstSun, all Award shares will become vested upon the earlier of (i) the vesting of the Award shares in accordance with vesting provisions described above; (ii) the one-year anniversary of such change of control; or (iii) the date of termination of the executive officer’s continuous service with the Company without “Cause” or for “Good Reason” (as defined in the award agreement), in each case, during the one-year period following such change of control, provided that, in all cases such change of control has been consummated. If the conditions set forth in (i)-(iii) above occur prior to the closing of the merger with HomeStreet, such conditions will be automatically extended through the date of the merger with HomeStreet if the merger with HomeStreet closes.
The foregoing description of the Awards does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Restricted Stock Agreement, which is incorporated herein by reference as Exhibit 10.20.
Trading Plans
During the three months ended December 31, 2023, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The FirstSun board of directors is divided into three classes approximately equal in number, serving staggered three-year terms. As a result, the terms of approximately one-third of FirstSun’s board members expire at each annual meeting. The term of FirstSun’s Class I directors will expire at the 2024 annual meeting, the term of its Class II directors will expire at the 2025 annual meeting and the term of its Class III directors will expire at the 2026 annual meeting.
All of our directors except one currently serve on the board of directors pursuant to the board nomination rights provisions of the stockholders’ agreement, as amended, between us and certain of our stockholders (the “Stockholders’ Agreement”). For the names of each party with board nomination rights under the Stockholders’ Agreement, and their related board designees, see “Item 13. Certain Relationships and Related Transactions, and Director Independence,” under the heading “Stockholders’ Agreement—Corporate Governance Provisions—Board Composition.” In addition, the Stockholders’ Agreement has been amended to: (i) permit the termination of the Stockholders’ Agreement when FirstSun provides additional liquidity for its stockholders by listing FirstSun’s shares of common stock on a national securities exchange; (ii) provide that the Stockholders’ Agreement will terminate automatically and without further action by any party thereto upon the consummation of the proposed merger with HomeStreet, Inc; and (iii) revise the specific board class nomination rights of two stockholders with existing board nomination rights to ensure that its board would consist, as nearly as possible, of classes with one-third of the directors in each class. Following the consummation of the proposed merger with HomeStreet, Inc., which triggers an automatic termination of the Stockholders’ Agreement, generally, a majority of the entire board of directors shall nominate each director; provided, that, effective upon closing of the proposed merger with HomeStreet, Inc. and the termination of the Stockholders’ Agreement, FirstSun has entered into board representative letter agreements with the five following FirstSun stockholders such that the stockholders will retain the right to nominate a director to the combined company board of directors, in each case, so long as certain stock ownership thresholds are maintained: entities affiliated with Lightyear Fund III LP; Twin Meadow VHC Trust dated May 25, 2011 (associated with Mollie Hale Carter); Aquiline SGB Holdings LLC (“Aquiline”); JLL/FCH Holdings I, LLC (“JLL”); and Karen Hale Young Family Irrevocable Trust (associated with Karen Hale Young). See “Item 13. Certain Relationships and Related Transactions, and Director Independence,” under the heading “Stockholders’ Agreement” for a description of the Stockholders’ Agreement, as amended.

Name	Age	Served as Director Since
Class I (term expires 2024)
Neal E. Arnold	64	2017
Mollie H. Carter	61	2017
Beverly O. Elving	70	2021
Isabella Cunningham	81	2022

Class II (term expires 2025)
David W. Levy	67	2017
Diane L. Merdian	64	2017
Kevin T. Hammond	43	2022

Class III (term expires 2023)
Christopher C. Casciato	65	2017
Paul A. Larkins	63	2019

Biographical Information for Directors
Neal E. Arnold is the current President and Chief Executive Officer of FirstSun and Sunflower Bank and also serves as the Chief Operating Officer of FirstSun. He was appointed as President and Chief Executive Officer of FirstSun on April 1, 2022, and has held the positions of President and Chief Executive Officer of Sunflower Bank and Chief Operating Officer of FirstSun since 2018. Mr. Arnold served as Executive Vice President of Fifth Third Bancorp and Fifth Third Bank from 1998 to 2005, and as Chief Financial Officer of Fifth Third Bancorp and Fifth Third Bank from 1997 to 2005. Before that, he served as Treasurer of Fifth Third Bancorp and Fifth Third Bank, and as Senior Vice President of Fifth Third Bank. Prior to joining Fifth Third, he served as Chief Financial Officer and Chief Operating Officer of Midwestern Community Bank from 1980 to 1989. Mr. Arnold’s qualifications to serve as a director include his substantial c-suite leadership experience and as a chief financial officer of a large public company. Mr. Arnold has over 30 years of experience completing numerous regulatory compliance consulting engagements for bank boards.
Mollie H. Carter is the current Executive Chair of FirstSun and the Bank, a position she has held since April 1, 2022. Prior to being named Executive Chair, she served as Chair of both Company and Bank boards since 1996. Ms. Carter served as President and Chief Executive Officer of FirstSun from 2005 until April 1, 2022, and served as President and Chief Executive Officer of Sunflower Bank from 2005 until 2018. She served as a director of Evergy, Inc. and its predecessor, Westar Energy, a publicly-traded company, from 2003 to 2022, including as Chair of the Compensation Committee. She previously served as a director of Archer-Daniels-Midland Company, a publicly-traded company, from 1996 to 2017. Ms. Carter is also a Director of Lockton Companies and serves on its Nominating and Governance Committee and the Audit Committee. Ms. Carter’s nonprofit service includes the NPR Foundation Board of Trustees since 2020, and the Rocky Mountain Public Media Board of Directors since 2023. Ms. Carter’s qualifications to serve as our Executive Chair include her substantial leadership experience as a chief executive officer, her financial expertise and her significant experience serving as a director of a large public company. Ms. Carter also has extensive experience with corporate governance, compensation matters, and with complicated financial regulatory and banking compliance environments.
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
Isabella Cunningham joined the Company’s board as a result of the merger with Pioneer effective April 1, 2022. Dr. Cunningham served as a director of Pioneer and Pioneer Bank from 2013 until April 2022. She served as a Director of Viad Corp. and as a member of its Corporate Governance and Nominating Committee and its Human Resources Committee from 2006 until 2019. Dr. Cunningham holds the Stan Richards Chair in Advertising and Public Relations at the University of Texas at Austin. She retired form her position as the Director of the Stan Richards School in 2014 and is now also the Academic Director of the Tower Fellows Program at The University. Dr. Cunningham still serves on a number of academic committees and is a member of the School Budget Council. She also served as a member of the college Administrative Council, the University Curricular Task Force, the UT Presidential Enrollment Task Force and is a member of the Executive Council of the Latin American Studies School. Dr. Cunningham has served as director on public and private companies’ boards, and on a number of non-profit boards and non-profit institutions including St. Edward’s Board of Trustees, the National Museum of Natural History (Smithsonian) and the Susan G. Komen Breast Cancer Foundation. Dr. Cunningham is a nationally recognized expert in advertising and intellectual property. Dr. Cunningham’s qualifications to serve as a director include her leadership and prior extensive board service, with over 30 years of experience and a variety of board engagements.
Beverly O. Elving is the former Director of Corporate Accounting, Vice President & Controller, and Sr. Vice President of Finance at Applebee’s International from 1998 to 2012. She served as the Chief Financial Officer of Integrated Medical Resources from 1996 to 1998, and additionally, Ms. Elving served as Vice President Finance & Accounting for the FDIC/Resolution Trust Corporation from 1990 to 1996. Between 1981 and 1996 Ms. Elving gained senior accounting, auditor, and Certified Public Accountant experience at Jackson County, Missouri, and Arthur Anderson & Co. Ms. Elving’s experience includes her service as a director of several non-profit boards including St. Luke’s Health System-Bishop Spencer Place since 2019 and as board president since 2022, as well as Heart of America Shakespeare Festival as a director since 2019 and as board co-president from 2021 to 2023. Ms. Elving’s qualifications to serve as a director include her accounting, finance, and C-suite leadership experience including oversight of public companies and government entities.

Kevin T. Hammond joined FirstSun’s board as a result of the merger with Pioneer effective April 1, 2022. Mr. Hammond served as a director of Pioneer from 2016 until April 2022. He is a Managing Director at JLL Partners, which he joined in 2004, where he focuses on new private equity investments and managing the firm’s portfolio of companies. He serves on JLL Partners’ management and investment committees. Prior to JLL, he worked at Greenhill & Co., where he worked in merger advisory and private equity. Mr. Hammond previously served as a director of FC Holdings, Inc. and First Community Bank, N.A. Mr. Hammond’s qualifications to serve as a director include his experience in managing financial transactions and extensive past and current director service on corporate boards.
Paul A. Larkins is a Senior Advisor with Aquiline Capital Partners, a position he has held since 2018. He also serves as a board member of Amur Equipment Finance, since 2019. He previously served as board chair of LERETA, LLC, and as an advisor to Tarsadia Investments, both from 2019 to 2021. Mr. Larkins served as President and director of SquareTwo Financial Corporation, positions he held from 2009 to 2016. SquareTwo Financial Corporation filed for bankruptcy under Chapter 11 in March 2017. From 1998 to 2009, he served as the Chief Executive Officer and President of Key National Finance in Superior, Colorado. His experience includes service as a Senior Executive Vice President of Key Bank USA and KeyCorp Leasing Ltd., and regional and national roles with USL Capital and IBM. Mr. Larkins' qualifications to serve as a director include his extensive external board and leadership experience with bank, specialty finance (leasing, marine, recreational vehicles, education, home equity, and auto dealer finance), as well as private equity institutions.
David W. Levy is a Managing Director at Pickwick Capital Partners, a position he has held since 2012. He serves as a director of Old Dominion National Bank since 2013, and as a director of the holding company ODNB Financial Corp since 2022. He has served as Vice Chairman of Investment Banking and Co-Head of the Financial Institutions Group at Cowen & Company from 2009 to 2010 and served as Senior Managing Director at Bear Stearns from 2005 to 2008. Mr. Levy spent over 23 years at Citigroup Global Markets as a Managing Director and Head of the Bank and Financial Services Group, and Salomon Brothers Inc. as a Managing Director and Co-Head of the Financial Institutions Department. Mr. Levy's qualifications to serve as a director include his leadership experience, managing director positions with globally recognized investment banking firms, and prior service as a member of the Audit and Compensation Committees of another financial institution.
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
Biographical Information for Executive Officers
Our executive officers are:

Name	Age	Position

Mollie H. Carter	61	Executive Chair of the FirstSun and Sunflower Bank Boards
Neal E. Arnold	64	Chief Executive Officer and President of FirstSun and Sunflower Bank and Chief Operating Officer of FirstSun
Robert A. Cafera, Jr.	54	Executive Vice President and Chief Financial Officer of FirstSun and Sunflower Bank
Laura J. Frazier	53	Executive Vice President and Chief Administrative Officer of FirstSun and Sunflower Bank
Jennifer L. Norris	50	Chief Credit Officer of Sunflower Bank

Because each of Ms. Carter and Mr. Arnold also serves on our board of directors, we have provided biographical information for them above. Biographical information for each of Mr. Cafera, Ms. Frazier and Ms. Norris is provided below:
Robert A. Cafera, Jr. currently serves as Executive Vice President and Chief Financial Officer of FirstSun and Sunflower Bank, positions he has held since 2012. Prior to joining FirstSun and Sunflower Bank, he served in different roles at Fifth Third Bank, including as Senior Vice President and Chief Financial Officer of the Commercial Bank, and before that as its Assistant Controller. Before joining Fifth Third Bank, he was a Senior Manager with Arthur Andersen for about ten years.
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
Code of Ethics
We expect all of our employees to conduct themselves honestly and ethically. Our board of directors has adopted a Code of Ethics that applies to all employees of FirstSun and Sunflower Bank, including officers and directors. The Code of Ethics is intended to provide guidance to assure compliance with law and promote ethical behavior. The Code of Ethics is available on our website, http://ir.firstsuncb.com, in the “Corporate Governance” section. We intend to disclose future amendments to, or waivers of, our Code of Ethics, as and to the extent required by SEC regulations, on our website http://ir.firstsuncb.com.
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
Compensation of Executive Officers
In the following section, we refer to the individuals who served as our principal executive officer and our two other most highly compensated executive officers, as the “named executive officers.” Our named executive officers as of December 31, 2023 were:
•Mollie H. Carter, Executive Chair;
•Neal E. Arnold, Chief Executive Officer and President of FirstSun and Sunflower Bank and Chief Operating Officer of FirstSun; and
•Robert A. Cafera, Jr., Executive Vice President and Chief Financial Officer of FirstSun and Sunflower Bank.

Summary Compensation Table
The following table sets forth information concerning all compensation awarded to, earned by or paid to our named executive officers for all services rendered in all capacities to us and our subsidiaries for the fiscal years ended December 31, 2023, 2022 and 2021.

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings (3)	All other Compensation (4)	Total
Mollie H. Carter	2023	$500,000	$—	$—	$—	$—	$24,361	$524,361
Executive Chair	2022	642,308	—	—	—	—	3,021,652	3,663,960
	2021	1,000,000	—	—	—	—	19,864	1,019,864
Neal E. Arnold	2023	800,000	761,600	—	1,128,961	—	20,400	2,710,961
Chief Executive Officer and President of FirstSun and Sunflower Bank and Chief Operating Officer of FirstSun	2022	856,923	1,000,000	—	—	—	18,900	1,875,823
	2021	1,000,000	1,000,000	949,973	—	—	18,000	2,967,973
Robert A. Cafera, Jr.	2023	425,000	392,224	—	451,584	—	20,400	1,289,208
Executive Vice President and Chief Financial Officer	2022	412,577	400,000	—	—	—	18,900	831,477
	2021	399,999	400,000	199,968	—	—	18,000	1,017,967
(1) See discussion under “Narrative to Summary Compensation Table—Annual Bonus Payment” below.
(2) See discussion under “Narrative to Summary Compensation Table—2021 Equity Awards” below. The amounts in the Stock Awards column are the aggregate grant date fair values computed in accordance with FASB ASC Topic 718. For a discussion of the valuation assumptions, see Note 16 - Stockholders' Equity to our 2023 consolidated financial statements included in this annual report.

(3) There were not above-market or preferential earnings on our nonqualified deferred compensation plan.
(4) For 2023, the amounts set forth in this column include the following:

	Ms. Carter	Mr. Arnold	Mr. Cafera
401(k) match	$19,800	$19,800	$19,800
Use of company car	2,961	—	—
Customer referral	1,000	—	—
Cell phone	600	600	600
Total	$24,361	$20,400	$20,400
Narrative to Summary Compensation Table
Employment Agreements with Named Executive Officers
In 2023, we had an agreement and general release in place with Ms. Carter and employment agreements with each of Mr. Arnold and Mr. Cafera. We have included below descriptions of these agreements for each of these officers.
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

Employment Agreement with Neal E. Arnold in Effect for 2023
FirstSun entered into an employment agreement with Mr. Arnold, originally effective January 16, 2018, as amended effective February 21, 2019, which was amended and restated effective March 24, 2022, and further amended March 14, 2023, pursuant to which Mr. Arnold serves as President and Chief Executive Officer of FirstSun and the Bank, and Chief Operating Officer of FirstSun. The employment agreement originally had an initial term of two years and now automatically renews each year on January 16 for a successive one year period, unless either party provides written notice to the other of non-renewal at least 90-days before the renewal date.
Under the employment agreement, Mr. Arnold is entitled to an annual base salary of  $800,000. His base salary for 2023 was $800,000. His base salary will be reviewed annually and may be increased, but not decreased, at the discretion of the board, without Mr. Arnold’s written consent. Mr. Arnold is also eligible to earn an annual bonus with a target incentive opportunity of 100% of his base salary, as determined by the FirstSun board of directors, with 20% of any earned bonus to be credited to his deferral account under our Deferred Compensation Plan. He is also eligible to participate in the equity and/or other long-term compensation plans established by the FirstSun board of directors and as determined by the FirstSun compensation committee. We also provide reimbursements to Mr. Arnold for reasonable expenses incurred in connection with his employment, and he is eligible to receive benefits under any employee benefit plans made available by us generally to executive officers.
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
Under the first amendment to Mr. Arnold’s amended and restated employment agreement, any unvested portion of Mr. Arnold’s outstanding options or other incentive compensation or equity-based awards (including but not limited to phantom equity, or cash or stock payouts under the LTIPs) will immediately fully vest as of the date of certain qualifying terminations of Mr. Arnold’s employment. Additionally, awards issued pursuant to the LTIPs (or any successor plan) shall vest at such dollar value (for cash-based awards) or at such number of performance share units (for equity-based awards) as determined by FirstSun’s compensation committee (or its delegate), in its sole and good faith discretion, based on the level of achievement of any Bank Performance Measures (as defined in the LTIPs) as of the date of such qualifying termination and subject to adjustments (e.g., accounting for transaction expenses) to such Bank Performance Measures as the compensation committee (or its delegate) determines are necessary to carry out their original intent and in a manner that does not materially adversely affect the executive; provided that with respect to any LTIP award for which achievement of the applicable Bank Performance Measures for the full performance period cannot be objectively measured as of immediately prior to any such qualifying termination, such LTIP award will be earned as of such termination at the greater of 100% of target level and the level achieved based on actual performance determined through the last practicable date prior to such termination, as determined by the compensation committee. The first amendment to Mr. Arnold’s amended and restated employment agreement also served as an amendment to the outstanding LTIP award agreements for Mr. Arnold to clarify that all outstanding LTIP awards are amended to provide for full (100%) vesting upon a termination without cause or a termination for good reason, as those terms are defined in the employment agreement.
For a description of the awards made to Mr. Arnold pursuant to the LTIPs (including a description of the Bank Performance Measures and performance periods), see Item 11 below, “ Executive Compensation” under the heading “ Long Term Incentive Plans.”
In addition, under his amended and restated employment agreement, we may terminate Mr. Arnold’s employment with or without cause, and Mr. Arnold may terminate his employment with or without good reason. Mr. Arnold is eligible for certain severance benefits upon termination, as described below under Item 11, “Executive Compensation” under the heading “Potential Payments Upon Termination or Change in Control—Employment Agreements,” which information is incorporated herein by reference. The foregoing description of the amended and restated employment agreement, as amended does not purport to be complete and is qualified in its entirety by reference to the amended and restated employment agreement, as amended which is incorporated herein by reference as Exhibit 10.2 and Exhibit 10.3.

Employment Agreement with Robert A. Cafera, Jr. in Effect for 2023
FirstSun and Sunflower Bank entered into an employment agreement with Mr. Cafera, originally effective June 19, 2017, as amended on February 21, 2019, March 24, 2022, and further amended March 14, 2023, pursuant to which he serves as Chief Financial Officer of FirstSun and Sunflower Bank. The employment agreement originally had an initial term of two years and now automatically renews each year on June 19 for a successive one year period, unless either party provides written notice to the other of non-renewal at least 90-days before the renewal date.
Under the employment agreement, Mr. Cafera is entitled to an annual base salary of $300,000. His base salary for 2023 was $425,000. His base salary will be reviewed annually and may be increased, but not decreased, at the discretion of the board, without Mr. Cafera’s written consent. For 2023, Mr. Cafera is eligible to earn an annual target bonus of 100% of his base salary, as determined by the FirstSun board of directors, with 20% of any earned bonus to be credited to his deferral account under our Deferred Compensation Plan. He is also eligible to participate in the equity and/or other long-term compensation plans established by the FirstSun board of directors and as determined by the FirstSun compensation committee. We also provide reimbursements to Mr. Cafera for reasonable expenses incurred in connection with his employment, and he is eligible to receive benefits under any employee benefit plans made available by us generally to executive officers.
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
Under the third amendment to Mr. Cafera’s amended and restated employment agreement, any unvested portion of Mr. Cafera’s outstanding options or other incentive compensation or equity-based awards (including but not limited to phantom equity, or cash or stock payouts under the LTIPs) will immediately fully vest as of the date of certain qualifying terminations of Mr. Cafera’s employment. Additionally, awards issued pursuant to the LTIPs (or any successor plan) shall vest at such dollar value (for cash-based awards) or at such number of performance share units (for equity-based awards) as determined by FirstSun’s compensation committee (or its delegate), in its sole and good faith discretion, based on the level of achievement of any Bank Performance Measures (as defined in the LTIPs) as of the date of such qualifying termination and subject to adjustments (e.g., accounting for transaction expenses) to such Bank Performance Measures as the compensation committee (or its delegate) determines are necessary to carry out their original intent and in a manner that does not materially adversely affect the executive; provided that with respect to any LTIP award for which achievement of the applicable Bank Performance Measures for the full performance period cannot be objectively measured as of immediately prior to any such qualifying termination, such LTIP award will be earned as of such termination at the greater of 100% of target level and the level achieved based on actual performance determined through the last practicable date prior to such termination, as determined by the compensation committee. The third amendment to Mr. Cafera’s amended and restated employment agreement also served as an amendment to the outstanding LTIP award agreements for Mr. Cafera to clarify that all outstanding LTIP awards are amended to provide for full (100%) vesting upon a termination without cause or a termination for good reason, as those terms are defined in the employment agreement.
For a description of the awards made to Mr. Cafera pursuant to the LTIPs (including a description of the Bank Performance Measures and performance periods), see Item 11 below, “ Executive Compensation” under the heading “ Long Term Incentive Plans.”
Under the employment agreement, we may terminate Mr. Cafera’s employment with or without cause, and Mr. Cafera may terminate his employment with or without good reason. Mr. Cafera is eligible for certain severance benefits upon certain termination events, as described below under “Potential Payments Upon Termination or Change in Control.” The foregoing description of the amended and restated employment agreement, as amended does not purport to be complete and is qualified in its entirety by reference to the amended and restated employment agreement, as amended, which is incorporated herein by reference as Exhibit 10.5 and Exhibit 10.17.

Annual Bonus Payments
Annual bonus compensation is an integral component of our total compensation program that links executive decision-making and performance with our annual strategic objectives. Mr. Arnold and Mr. Cafera participated in our annual bonus program in 2023.
In 2023, the board of directors, in consultation with our Chief Executive Officer, determined that the potential management incentive pool would be funded based on our achievement of the following corporate performance metrics:
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
In 2023, based on the board’s assessment of the Company’s performance and their individual performance, each of Mr. Arnold and Mr. Cafera received an annual bonus equal to approximately 95% of their respective base salary.
Long-Term Incentive Plans
We use long-term cash incentive plans (“LTIP Plans”) to attract and retain highly-qualified key management employees and align the interests of those employees with the financial success of FirstSun. For 2023, 2022 and 2021, Mr. Arnold and Mr. Cafera participated in our long-term incentive plans as described below.
2023 Long-Term Incentive Plan
Our 2023 Long-Term Incentive Plan, which we refer to as the “2023 LTIP,” was adopted by the FirstSun board of directors effective April 1, 2023, and is intended to serve as an ongoing plan for future years. The 2023 LTIP permits the compensation committee, with input from our Chief Executive Officer, to make awards in the form of cash and/or equity to be issued under our Equity Incentive Plan, to become payable upon achievement over a three-year performance period (the “Performance Period”) of such company and individual performance measures as the compensation committee shall designate. For 2023, the compensation committee granted Mr. Cafera two 2023 LTIP awards, consisting of a cash award and performance share units entitling the executive to receive a number of shares of FirstSun common stock (PSUs), with the amount of cash or number of shares that becomes payable at the end of the applicable Performance Period (“Realized Value”) to be based on the level of achievement of specified company performance measures (each, a “Bank Performance Measure” and collectively, the “Bank Performance Measures”). For 2023, the compensation committee granted Mr. Arnold a single 2023 LTIP award consisting solely of PSUs with the number of shares that becomes payable at the end of the applicable Performance Period (“Realized Value”) to be based on the level of achievement of specified Bank Performance Measures. For the 2023 PSU awards, the Realized Value is based on the following formula: for threshold performance, Realized Value will be 50% of the “Target Units” (listed in the table below as “Threshold Units”); for target performance, the Realized Value will be 100% of Target Units; and for stretch performance, the Realized Value will be 150% of Target Units (listed in the table below as “Stretch Units”). For 2023 cash awards, the Realized Value is based on the following formula: for threshold performance, Realized Value will be 50% of the “Target Value” (listed in the table below as “Threshold Value”); for target performance, the Realized Value will be 100% of the Target Value; and for stretch performance, the Realized Value will be 150% of the Target Value (listed as “Stretch Value” in the table below).
For 2023, the Threshold Units, Target Units and Stretch Units of Mr. Arnold and Mr. Cafera’s Unit-based 2023 LTIP awards were as follows:

Name	Threshold Units	Target Units	Stretch Units

Neal E. Arnold	25,000	50,000	75,000
Robert A. Cafera, Jr.	4,286	8,571	12,857
For 2023, the Threshold Value, Target Value, and Stretch Value of Mr. Cafera’s 2023 cash award were as follows:

Name	Threshold Value	Target Value	Stretch Value

Robert A. Cafera, Jr.	$80,000	$160,000	$240,000
Because the 2023 LTIP awards have a three year Performance Period, no amounts were earned in 2023, and, therefore, no amounts are reflected under the column “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table for 2023. The Realized Value of each executive’s 2023 LTIP awards may be more than the Threshold Units or Threshold Value (as applicable), more or less than the Target Units or Target Value (as applicable), or less than the Stretch Units or Stretch Value (as applicable) and will depend on the level at which we achieve the Bank Performance Measures, each as measured at the end of the Performance Period.
The 2023 PSU awards will be paid in shares of FirstSun common stock within 45 days following the end of the three-year Performance Period, and the 2023 cash awards will be paid in a lump sum cash payment within 45 days following the end of the three-year Performance Period, in each case provided that the executive remains an employee in good standing of FirstSun or Sunflower Bank through the payment date, subject to certain exceptions.
The Bank Performance Measures designated by the board in 2023 are included in the table below. The board established threshold, target and stretch performance goals for each of the metrics, with threshold representing the minimum level of performance for which the executive officer will earn the applicable 2023 LTIP award. If performance is below the threshold level for one of the Bank Performance Measures, the executive officer will not earn an award for that metric; however, the executive officer will earn an award for the other metric if the threshold performance level is achieved. If performance exceeds the stretch level for any Bank Performance Measure, the executive officer will not earn a further award above the stretch incentive for such metric. Actual performance between threshold, target and stretch performance levels is interpolated between the two levels of achievement.

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
For 2023, the Threshold Units, Target Units and Stretch Units of Mr. Arnold and Mr. Cafera’s Unit-based 2022 LTIP awards were as follows:

Name	Threshold Units	Target Units	Stretch Units

Neal E. Arnold	20,896	41,791	62,687
Robert A. Cafera, Jr.	3,582	7,164	10,746
For 2022, the Threshold Value, Target Value, and Stretch Value of Mr. Cafera’s 2022 cash award were as follows:

Name	Threshold Value	Target Value	Stretch Value

Robert A. Cafera, Jr.	$80,000	$160,000	$240,000
Because the 2022 LTIP awards have a three year Performance Period, no amounts were earned in 2022 or 2023, and, therefore, no amounts are reflected under the column “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table for 2022 or 2023. The Realized Value of each executive’s 2022 LTIP awards may be more than the Threshold Units or Threshold Value (as applicable), more or less than the Target Units or Target Value (as applicable), or less than the Stretch Units or Stretch Value (as applicable) and will depend on the level at which we achieve the Bank Performance Measures, each as measured at the end of the Performance Period.
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
Because the 2021 LTIP has a three year Performance Period, no amounts were earned in 2021, 2022 or 2023, and, therefore, no amounts are reflected under the column “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table for 2021, 2022 or 2023. The Realized Value of each executive’s award may be more or less than the Target Value and will depend on the level at which we achieve the Bank Performance Metrics, as well as the executive’s individual performance, each as measured at the end of the Performance Period. The 2021 LTIP awards will be paid in a lump sum cash payment within 45 days following the end of the three-year Performance Period, provided that the executive remains an employee in good standing of FirstSun or Sunflower Bank through the payment date, subject to certain exceptions.
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
The 2020 LTIP awards granted to Mr. Arnold and Mr. Cafera have a three-year performance period and will be paid in a lump sum cash payment within 45 days following the vesting date of the executive’s award, provided that the executive remains an employee in good standing of FirstSun or Sunflower Bank through the payment date. The three-year performance period for the 2020 LTIP ended on March 31, 2023 with achievement paid in the second quarter of 2023. Therefore, amounts are reflected under the column “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table for 2023.
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
Outstanding Equity Awards at 2023 Fiscal Year-End
The following table provides a summary of stock option awards outstanding and PSUs which may be awarded under the 2022 LTIP and 2023 LTIP plans as of December 31, 2023 for the named executive officers. The vesting provisions applicable to each outstanding option and performance based stock award is described in the footnotes to the following table. For a description of the acceleration of vesting provisions applicable to the equity-based awards held by our named executive officers, please see the section titled “Potential Payments Upon Termination or Change in Control” below.

	Option Awards				Stock Awards
	Number of Securities Underlying Options Exercisable	Number of Securities Underlying Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares or Units That Have Not Vested (1) (2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Units That Have Not Vested
Mollie H. Carter	196,375	—	$19.72	7/20/2027	—	$—	—	$—
Neal E. Arnold	187,590	—	20.49	2/14/2028	—	—	91,791	3,345,782
Robert A. Cafera, Jr.	135,952	—	19.72	7/20/2027	—	—	15,735	573,541
(1) Awards of 41,791 (Arnold) and 7,164 (Cafera) vest on the third anniversary of the grant date, April 30, 2025.
(2) Awards of 50,000 (Arnold) and 8,571 (Cafera) vest on the third anniversary of the grant date, April 1. 2026.

Potential Payments Upon Termination or Change in Control
Employment Agreements in Effect in 2023
Each of our employment agreements with, Mr. Arnold’s and Mr. Cafera’s in effect in 2023 included certain severance payments upon termination of employment, including in certain circumstances following a change in control, as described below.
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
Equity Incentive Plan
All outstanding stock options issued to our executive officers under our Equity Incentive Plans were issued pursuant to awards providing that they vest ratably over a four year period on each anniversary of the grant date, and all such outstanding stock options are currently vested in full. Pursuant to the applicable award agreements, except where termination is for “cause” (as defined in the Equity Incentive Plan) or in the case of Mr. Arnold or Mr. Cafera the termination is due to the executive officer’s decision not to renew his employment agreement, these outstanding vested stock options will continue under their current terms even following the executive officer’s termination of employment and service with FirstSun and its subsidiaries, provided that they will be cancelled if not exercised within 3 months following such termination, or in the case of death or disability within 12 months following such termination, or if earlier the original expiration of their term. However, in the first calendar year in which the executive officer is no longer employed with the FirstSun or its subsidiaries due to a termination of his or her employment and service with FirstSun and its subsidiaries without “cause” or for “good reason” (as each such term is defined in the applicable employment agreement or the applicable award agreement), the executive officer may elect to cancel each such option that remains outstanding but unexercised in return for an immediate payment equal to the difference between the aggregate fair market value of a share and the aggregate exercise price. If the executive officer fails to timely make an election to cancel his or her outstanding shares, the options will continue to remain outstanding and exercisable for a period of 18-months following the termination, or if earlier, the original option term. In the event of a change in control, unless each of the executive officers’ outstanding stock option awards are assumed, continued or a similar award is substituted by the surviving or acquiring entity, our Board may choose to either cancel the award in exchange for a payment to the executive officer of its value or allow the executive officer a limited period of time to exercise the option and any unexercised options will terminate.
The 2023 LTIP and 2022 LTIP award agreements PSUs issued to executive officers under our 2021 Equity Incentive Plan vest on the third anniversary of the grant date, subject to the achievement of the Bank Performance Measures. Under Mr. Arnold’s and Mr. Cafera’s employment agreements, if the executive officer is terminated without “cause” or the executive officer terminates his employment for “good reason” (as each such term is defined in the applicable employment agreement), except where such termination is triggered by the executive officer’s decision not to renew his employment agreement, any unvested portion of these PSUs will immediately vest as of the date of such termination. Amendments were made to Mr. Arnold’s and Mr. Cafera’s employment agreements in March 2023 to clarify that vesting of performance-based equity awards (such as these PSUs) made under the LTIPs (or any successor plan) will be based on the level of achievement of any Bank Performance Measures (as defined in the LTIPs) as of the date of such termination, as determined by our compensation committee and subject to adjustments (e.g., accounting for transaction expenses) to such Bank Performance Measures as the compensation committee (or its delegate) determines are necessary to carry out their original intent and in a manner that does not materially adversely affect the executive. If, however, the compensation committee determines that achievement of the applicable Bank Performance Measures for the full performance period cannot be objectively measured as of such termination, vesting will occur at the greater of 100% of target level and the level achieved based on actual performance determined through the last practicable date prior to such termination. The foregoing full vesting supersedes the standard provisions in our form PSU awards, which provided that if the participant terminates without “cause” (as defined in the LTIP) within 12 months following a change in control and is otherwise determined to be “in good standing”, unless the award was continued or assumed on substantially the same terms by the surviving or acquiring entity, the PSUs will vest pro rata based on whole one-year periods completed following date of grant and our compensation committee’s determination of the level of achievement of the applicable Performance Measures as of the end of the most recent calendar month or quarter, as designated by the compensation committee.
Compensation of Directors for Fiscal Year 2023
We do not pay our “inside” employee-directors any additional compensation for their service as directors.
For 2023, we provided the following annual compensation to our non-employee directors for their service as directors:
•an annual cash retainer of $35,000, payable quarterly;
•an additional annual retainer for the chair and members of the nominating and governance committee of $10,000 and $5,000, respectively;
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

The following table sets forth, for the fiscal year ended December 31, 2023, certain information regarding the compensation of each non-employee director of FirstSun.

Name and Principal Position	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	All other Compensation	Total

Christopher C. Casciato (3)	$35,000	$35,000	$—	$—	$70,000
Isabella Cunningham (4)	67,500	55,000	—	—	122,500
Beverly O. Elving (5)	78,000	55,000	—	—	133,000
Kevin T. Hammond (6)	35,000	35,000	—	—	70,000
Paul A. Larkins	35,000	35,000	—	—	70,000
David W. Levy (7)	82,500	55,000	—	—	137,500
Diane L. Merdian (8)	85,000	55,000	—	—	140,000
(1) This amount represents the grant date fair value of stock awards computed in accordance with FASB ASC Topic 718. For a discussion of the valuation assumptions, see Note 16 - Stockholders' Equity to our 2023 consolidated financial statements included in this annual report.

(2) This amount represents the grant date fair value of option awards computed in accordance with FASB ASC Topic 718. For a discussion of the valuation assumptions, see Note 16 - Stockholders' Equity to our 2023 consolidated financial statements included in this annual report. The per share exercise price of each option award was equal to the market value of our common stock on the date each option award was granted.

(3) The director compensation for Mr. Casciato is not paid to him directly, but is paid to Lightyear Capital LLC or its affiliated entities.
(4) Dr. Cunningham is also a member for the Sunflower Bank board of directors. The cash component of her compensation includes $20,000 for service as a director of the Bank during 2023, and the stock award component of her compensation includes an award of restricted stock with a grant date fair value of approximately $20,000 for her service on the Bank board. Dr. Cunningham does not serve on any of the Bank-level committees.

(5) Ms. Elving is also a member of the Sunflower Bank board of directors. The cash component of her compensation includes $23,000 for service as a director of the Bank and on Bank-level committees during 2023, and the stock award component of her compensation includes an award of restricted stock with a grant date fair value of approximately $20,000 for her service on the Bank board.

(6) The director compensation for Mr. Hammond is not paid to him directly but is paid to JLL Partners Fund FCH LP or its affiliated entities.
(7) Mr. Levy is also a member of the Sunflower Bank board of directors and the cash component of his compensation includes $20,000 for service as a director of the Bank during 2023, and the stock award component of his compensation includes an award of restricted stock with a grant date fair value of approximately $20,000 for his service on the Bank board.

(8) Ms. Merdian is also a member of the Sunflower Bank board of directors. The cash component of her compensation includes $20,000 for service as a director of the Bank during 2023, and the stock award component of her compensation includes an award of restricted stock with a grant date fair value of approximately $20,000 for her service on the bank board.

Compensation of Directors for Fiscal Year 2024
We have modified our non-employee director compensation arrangements for 2024, which now currently include the following:
•an annual cash retainer of $35,000, payable quarterly;
•an annual equity component consisting of an award of restricted stock with a grant date fair value of approximately $40,000, to be granted on the first business day following our annual meeting of stockholders, with such award cliff vesting on the first anniversary of the grant date;
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

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The following table sets forth information about the beneficial ownership of FirstSun common stock as of March 6, 2024:
•each person known to FirstSun to be the beneficial owner of more than 5% of its common stock;
•each named executive officer of FirstSun;
•each director of FirstSun; and
•all of FirstSun’s executive officers and directors as a group.
Unless otherwise noted in the footnotes below, the address of each beneficial owner listed in the table is c/o FirstSun Capital Bancorp, 1400 16th Street, Suite 250, Denver, Colorado 80202. Except as indicated by the footnotes below, FirstSun believes, based on the information furnished to it, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws. FirstSun has based its calculation of the percentage of beneficial ownership on 27,430,682 shares of its common stock outstanding as of March 6, 2024.
In computing the number of shares of FirstSun common stock beneficially owned by a person and the percentage ownership of that person, it deemed outstanding shares of its common stock subject to options held by that person that are currently exercisable or are exercisable within 60 days of March 6, 2024. FirstSun, however, did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person.

	Amount of Shares Owned	Right to Acquire (1)	Total	Percent of Class
Directors and Named Executive Officers
Mollie H. Carter (2)	2,051,000	196,375	2,247,375	8.13%
Neal E. Arnold	232,348	187,590	419,938	1.52%
Robert A. Cafera, Jr.	125,267	135,952	261,219	*
Isabella Cunningham	55,751	19,837	75,588	*
Diane L. Merdian	3,679	43,369	47,048	*
David W. Levy	3,679	40,597	44,276	*
Paul A. Larkins (3)	2,277	13,385	15,662	*
Beverly O. Elving	4,209	10,880	15,089	*
Kevin T. Hammond	—	—	—	—%
Christopher C. Casciato (4)	—	—	—	—%
All directors and executive officers as a group (12 persons)	2,479,110	770,639	3,249,749	11.52%

5% Stockholders
JLL / FCH Holdings I LLC	3,483,258	45,685	3,528,943	12.84%
Wellington Management (5)	2,461,538	—	2,461,538	8.97%
John J. Hale Trusts (6)	1,816,100	—	1,816,100	6.62%
Karen Hale Young Trusts (7)	1,970,100	—	1,970,100	7.18%
Max Alan Hale Trusts (8)	1,816,100	—	1,816,100	6.62%
Dana Hale Nelson Trusts (9)	1,685,200	—	1,685,200	6.14%
Entities Affiliated with Lightyear Capital LLC (10)	1,442,983	32,489	1,475,472	5.37%
Aquiline SGB Holdings LLC (11)	1,443,066	—	1,443,066	5.26%
•Indicates ownership of less than 1%.
(1) The shares in this column represent stock options of FirstSun held by that person or entity that are currently exercisable or exercisable within 60 days of March 6, 2024.
(2) Ms. Carter may be considered to exercise sole voting and investment power with respect to all 2,051,000 of the listed shares, which are held either by her individually or by trusts for which she serves as trustee.

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
(5) Consists of 440,609 shares held by Bay Pond Investors (Bermuda) L.P.; 1,508,542 shares held by Bay Pond Partners, L.P.; 408,232 shares held by Ithan Creek Master Investors (Cayman), L.P.; 2,8152 shares held by Wellington Global Multi-Strategy Master Fund (Cayman) L.P.; 3,176 shares held by Wellington Institutional Multi-Strategy Master Fund (Cayman) L.P.; 22,361 shares held by Wellington Pagosa Fund (Cayman) II, Ltd.; 9,208 shares held by Wellington-CIS Diversifying Strategies Fund (Cayman) L.P.; 44,521 shares held by Wolf Creek Investors (Bermuda) L.P.; and 22,077 shares held by Wolf Creek Partners, L.P., collectively, (the “Wellington Group”). Wellington Management Company LLP ("WMC") has the power to vote and dispose of these securities pursuant to WMC's capacity as investment adviser on behalf of the Wellington Group. WMC is a subsidiary of Wellington Management Group LLP (“WMG”). WMG is a Massachusetts limited liability partnership, privately held by 204 partners (as of January 1, 2024). There are no external entities with any ownership interest in the firm. No single partner owns or has the right to vote more than 5% of the partnership's capital. Additional information about WMC is available in its Form ADV filed with the SEC. The address for the Wellington Group is c/o Wellington Management Company LLP 280 Congress Street, Boston, MA 02210.
(6) John J. Hale has sole voting and dispositive power with respect to the shares held by a trust for which he serves as trustee.
(7) Karen Hale Young has sole voting and dispositive power with respect to these shares held by trusts for which she serves as trustee.
(8) Max Alan Hale has sole voting and dispositive power with respect to these shares held by trusts for which he serves as trustee.
(9) Dana Hale Nelson has sole voting and dispositive power with respect to these shares held by trusts for which she serves as trustee.
(10) Consists of (a) 1,436,728 shares held by Lightyear Fund III, L.P. (“Lightyear Fund III”) over which Lightyear Fund III GP, L.P., Lightyear Fund III GP Holdings, LLC, LY Holdings, LLC and Mark F. Vassallo have shared voting and dispositive power, and (b) 3,978 shares held by Lightyear Co-Invest Partnership III, L.P. over which Lightyear Fund III GP Holdings, LLC, LY Holdings, LLC and Mark F. Vassallo have shared voting and dispositive power. The address for Lightyear Capital and its affiliates is 9 West 57th Street, 31st Floor, New York, New York 10019.
(11) The address for Aquiline SGB Holdings LLC is 535 Madison Ave, New York, New York 10022. Aquiline SGB Holdings LLC is wholly owned by Aquiline Financial Services Fund II L.P. (the “Fund”). The Fund is managed by its general partner, Aquiline Capital Partners II GP (Offshore) Ltd. (the “GP”). The GP is wholly owned by Aquiline Holdings (Offshore) II L.P., which is managed by its general partner, Aquiline Holdings GP (Offshore) Ltd (“GP Offshore”). Jeffrey W. Greenberg is the sole holder of the Class A shares of GP Offshore. Under the articles of association of GP Offshore, the holders of the Class B shares of GP Offshore (of whom there are 11, excluding Mr. Greenberg, and none of whom holds more than 9% of the Class B shares) are entitled to vote only on “Designated Matters,” which is narrowly defined as “any matter of a Portfolio Company formed in a jurisdiction outside the United States that requires the approval of holders of voting interests of such entity or similar control persons of such entity.” The effect of this ownership structure is that Mr. Greenberg effectively controls GP Offshore and, in turn, the Fund.
Equity Compensation Plan Information
The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2023.

Plan Category	Number of Shares to be issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)

Equity compensation plans approved by security holders (1)	1,538,701	$21.64	2,406,101
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,538,701	$21.64	2,406,101
(1) Column (a) consists of the following shares of our common stock issuable upon the exercise; 1,245,000 stock options issued under our 2017 Equity Incentive Plan; 121,901 under the Pioneer Plans; 15,007 shares of restricted stock issued under our 2021 Equity Incentive Plan; 59,099 probable restricted shares from the 2022 LTIP issued under our 2021 Equity Incentive Plan; and 97,694 probable restricted shares from the 2023 LTIP issued under our 2021 Equity Incentive Plan. Column (c) consists of an aggregate of 97,667 shares reserved for future issuance under our 2017 Equity Incentive Plan, which was approved by our stockholders on May 9, 2018, and 2,308,434 shares reserved for future issuance under our 2021 Equity Incentive Plan, which was approved by our stockholders on October 29, 2021.

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
Amendments to Stockholder’ Agreement
The Stockholders’ Agreement remained in effect following the closing of the Pioneer merger. Under the merger agreement, the Stockholders’ Agreement was amended further (such amendment, “Amendment No. 2”), effective upon the merger, to among other things, increase the size of the FirstSun board of directors from eight to ten members. In addition, JLL, Pioneer’s largest shareholder, became a party to the agreement, and was designated as a Significant Stockholder and has the right to designate one nominee, who is a Class II director, to the FirstSun board of directors. Other than JLL, no other Pioneer shareholder became a party to the Stockholders’ Agreement as a result of the merger. The Stockholders’ Agreement was further amended in contemplation of the proposed merger with HomeStreet, Inc. and the additional liquidity that would be provided to FirstSun stockholders upon the listing of its shares of common stock (which listing is required pursuant to FirstSun’s obligations under the Upfront Securities Purchase Agreement described below). Specifically, the Stockholders’ Agreement was amended on January 2, 2024, to permit the termination of the Stockholders’ Agreement (other than certain governance and board nomination rights) upon the listing of FirstSun common stock on a national securities exchange (such amendment, “Amendment No. 3”), and on January 16, 2024, to provide for the complete termination (including with respect to governance and board nomination rights), of the Stockholders’ Agreement upon the closing of the proposed merger with HomeStreet, Inc. (such amendment, “Amendment No. 4”).
In addition, the Stockholders Agreement was amended on March 6, 2024, to revise the specific board class nomination rights of two stockholders with existing board nomination rights to ensure that its board would consist, as nearly as possible, of classes with one-third of the directors in each class (such amendment, “Amendment No. 5”).
The below description of the Stockholders’ Agreement is a description of the agreement, as amended by Amendments No. 1 through 5 to the Stockholders’ Agreement (which will automatically terminate upon consummation of the proposed merger with HomeStreet, Inc.).
Corporate Governance Provisions
Board Composition
The Stockholders’ Agreement (which will automatically terminate upon consummation of the proposed merger with HomeStreet, Inc.) provides that FirstSun will have a ten-member classified board of directors, divided into three classes, with each class consisting (as nearly as possible) of one-third of the total number of directors, with each director elected for a staggered three-year term. Under the Stockholders’ Agreement, the following stockholder groups are entitled to designate one nominee for election as a director as follows:
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
If there is a vacancy on the FirstSun board as the result of a director’s death, disability, retirement, resignation, removal or otherwise, the applicable designating stockholder will have the exclusive right to designate a nominee to fill such vacancy.
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
Bank Board
The Stockholders’ Agreement also provides that the board of directors of Sunflower Bank will be composed of 13 directors. Pursuant to Amendment No. 3, this provision will terminate upon the listing of FirstSun common stock on a national securities exchange.
Regulatory Compliance on Listing Event
The Stockholders’ Agreement contains an initial public offering preparedness provision that requires the board to be reconstituted in conjunction with the listing of FirstSun common stock on NASDAQ or the New York Stock Exchange to the extent regulatory standards so require (subject to a maximum of 12 directors). Pursuant to Amendment No. 3, this provision will terminate upon the listing of FirstSun common stock on a national securities exchange.
Share Transfer Provisions
General Transfer Restrictions and Exceptions
The Stockholders’ Agreement (which will automatically terminate upon consummation of the proposed merger with HomeStreet, Inc.) contains customary provisions for a private company restricting the transfer of shares, as discussed below. Notwithstanding the transfer restrictions, stockholders may transfer to “Permitted Transferees,” as defined in the agreement, which include family and affiliated entities and trusts, among other things. Any transfer to a Permitted Transferee requires that such transferee agrees to be bound by the terms of the Stockholders’ Agreement by executing a joinder to the agreement.
Right of First Refusal
Prior to an initial underwritten public offering, if a stockholder wishes to sell all or any portion of its position in FirstSun to a third-party, it must provide written notice of the terms of the offer to FirstSun, and FirstSun will provide notice to the other stockholders’ party to the agreement. Such other stockholders would then have the opportunity to participate in the purchase (pro rata in proportion to their ownership) of the selling stockholder’s shares. The right of first refusal does not apply to sales that do not exceed $250,000 in a one year period.
Tag-Along Rights
The Stockholders’ Agreement grants “tag-along rights” to stockholders party to the agreement that apply when any Significant Stockholders, which we refer to as a “Tag-Along Seller,” wishes to sell to any third-party other than a Permitted Transferee, which we refer to as a “Tag-Along Sale.” These tag-along rights require the Tag-Along Seller to provide written notice of the terms of such Tag-Along Sale to FirstSun and each other stockholder party to the agreement and provide such other stockholders with the opportunity to join in the Tag-Along Sale (a “Tagging Person”). The right to participate in the Tag-Along Sale is pro-rated based on ownership, if the maximum amount of shares the purchaser is willing to purchase is less than the number of shares the Tag-Along Seller and each Tagging Person wishes to sell. The sale is first governed by the right of first refusal discussed above, if applicable.
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
Pursuant to Amendment No. 3, all of the provisions described above under the heading “Share Transfer Provisions” will terminate upon the listing of FirstSun common stock on a national securities exchange.

Miscellaneous Stockholders’ Agreement Provisions
Information Rights; Confidentiality
Under the Stockholders’ Agreement (which will automatically terminate upon consummation of the proposed merger with HomeStreet, Inc.), FirstSun is required to furnish stockholders party to the agreement with quarterly and annual financial statements, and stockholders are generally required to maintain the confidentiality of non-public information provided to them by FirstSun. These information rights will terminate when FirstSun becomes subject to the reporting requirements under the Exchange Act. Pursuant to Amendment No. 3, this provision will terminate upon the listing of FirstSun common stock on a national securities exchange.
U.S. Real Property Interests
FirstSun has agreed that, as and when requested by a Significant Stockholder, it will provide reasonable assistance in connection with determinations by such Significant Stockholder of whether FirstSun common stock held by such Significant Stockholder constitutes a United States real property interest under Section 897 of Code. FirstSun must also comply with the notice requirement to the IRS described in Treasury Regulation Section 1.897-2(h)(2), and maintain its status as an association taxable as a corporation for U.S. federal income tax purposes. Pursuant to Amendment No. 3, this provision will terminate upon the listing of FirstSun common stock on a national securities exchange.
Amendment; Termination
The Stockholders’ Agreement may be amended or waived only by the written consent of FirstSun stockholders holding two-thirds of the outstanding shares of FirstSun common stock party to the agreement. Pursuant to Amendment No. 3, all provisions of the Stockholders’ Agreement terminate upon the earlier of a listing on a national stock exchange, an initial underwritten public offering or Change of Control of FirstSun (as defined in the agreement); provided, however, that certain governance provisions will remain in effect following a listing on a national stock exchange or an initial underwritten public offering, including certain director designation rights and VCOC rights of Lightyear, JLL and Aquiline, which will be in effect until such designating stockholder loses such designation right or the earlier to occur of the closing of the proposed merger with HomeStreet, Inc., a Change of Control or the 25th anniversary of the dated of the agreement. Pursuant to Amendment No. 4, the Stockholders’ Agreement will be completely terminated (including with respect to governance and board nomination rights), upon the closing of the proposed merger with HomeStreet, Inc.
Registration Rights Agreement (2017)
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
The Registration Rights Agreement remained in effect following the merger. Under the merger agreement, the Registration Rights Agreement was amended, effective as of the closing date of the Pioneer Merger, to among other things, add JLL, Pioneer’s largest shareholder, as a “Significant Investor” to the agreement. Other than JLL, no other Pioneer shareholder became a party to the Registration Rights Agreement as a result of the merger. Resale registration statements with respect to the registrable shares held by parties to the Registration Rights Amendments are currently on file and effective with the SEC.
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
Piggyback Rights
If FirstSun proposes to register an offering of FirstSun common stock (subject to certain exceptions) for its own account or for the account of any third-party (including a demand registration), then it must give written notice to the holders under the Registration Rights Agreement and allow them to include their shares in that registration statement. There is no limitation on the number of such piggyback registrations that FirstSun is required to effect.
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
Investment-Related Agreements 2024
Upfront Securities Purchase Agreement
Concurrent with its entry into the merger agreement with HomeStreet, FirstSun entered into an upfront securities purchase agreement (the “Upfront Securities Purchase Agreement”), dated January 16, 2024, with certain funds managed by Wellington Management Company, LLP (collectively, the “Wellington Funds”), pursuant to which, on the terms and subject to the conditions set forth therein, FirstSun sold, and the Wellington Funds purchased, for $32.50 per share and an aggregate purchase price of $80 million, approximately 2.46 million shares of FirstSun Common Stock. This transaction closed on January 17, 2024. Under the terms of the Upfront Securities Purchase Agreement, FirstSun committed to listing FirstSun’s common stock on a national securities exchange within 120 days of closing, subject to a right to extend upon mutual consent for an additional 60 days, regardless of whether the merger is consummated. Under the terms of the Upfront Securities Purchase Agreement, FirstSun is obligated to issue to the Wellington Funds, upon consummation of the merger, warrants to purchase approximately 1.15 million shares of FirstSun Common Stock with such warrants having an initial exercise price of $32.50 per share (the “Warrants”). The Warrants will carry a term of three years, and may be settled on a “net share” basis by applying shares otherwise issuable under the Warrants in satisfaction of the exercise price. In the event the Merger is not consummated, no Warrants will be issued. The Upfront Securities Purchase Agreement contains customary representations, warranties and agreements of each party.
Upfront Registration Rights Agreement
In connection with the Upfront Securities Purchase Agreement, FirstSun and the Wellington Funds also entered into a Registration Rights Agreement (the “Upfront Registration Rights Agreement”), dated January 16, 2024, pursuant to which FirstSun agreed to provide customary resale registration rights with respect to the shares of FirstSun common stock obtained by the Wellington Funds pursuant to the Investment Agreements (as defined below), including those issued upon exercise of the Warrants. Under the Upfront Registration Rights Agreement, the Wellington Funds will be entitled to resale registration rights and rights to request a certain number of underwritten shelf takedowns, in each case, subject to certain limitations as set forth in the Upfront Registration Rights Agreement. Failure to meet the resale registration statement filings or effectiveness deadlines, and certain other events, set forth in the Upfront Registration Rights Agreement may result in FirstSun’s payment to the Wellington Funds of liquidated damages in the amount of 1% of the purchase price per month pending effective registration.
Acquisition Finance Securities Purchase Agreement and Acquisition Finance Registration Rights Agreement
Concurrently with its entry into the merger agreement with HomeStreet, FirstSun entered into an acquisition finance securities purchase agreement (the “Acquisition Finance Securities Purchase Agreement,” and together with the Upfront Securities Purchase Agreement, the “Investment Agreements”), dated January 16, 2024, with the Wellington Funds and certain other institutional accredited investors (each, an “additional institutional investor” and, collectively with the Wellington Funds, the “institutional investors”). Pursuant to the Acquisition Finance Securities Purchase Agreement, on the terms and subject to the conditions set forth therein, substantially concurrently with the closing of the merger, the institutional investors will invest an aggregate of $95 million in exchange for the sale and issuance, at a purchase price of $32.50 per share, approximately 2.92 million shares of FirstSun common stock.
The Acquisition Finance Securities Purchase Agreement contains customary representations, warranties and agreements of each party, including an obligation of FirstSun to provide customary resale registration rights to the additional institutional investors. The Acquisition Finance Securities Purchase Agreement contemplates that, in connection with the closing of the investments under the Acquisition Finance Securities Purchase Agreement, FirstSun will enter into a resale registration rights agreement with each additional institutional investor (the “Acquisition Finance Registration Rights Agreement”), the material terms and conditions of which are consistent with the terms and conditions of the Upfront Registration Rights Agreement. Under the terms of the Acquisition Finance Securities Purchase Agreement, FirstSun is obligated to undertake reasonable best efforts to consummate the merger and may not amend, modify, or agree to waive certain terms under the Merger Agreement without the consent of the institutional investors. The closing of the investments under the Acquisition Finance Securities Purchase Agreement is conditioned on the substantially concurrent closing of the merger and other customary closing conditions.
Board Representative Right
Pursuant to the Acquisition Finance Securities Purchase Agreement, FirstSun and Castle Creek Capital Partners VIII, L.P. (“Castle Creek”), an additional institutional investor, have entered into an agreement to provide certain governance and other rights to Castle Creek upon consummation of the closing of the merger. Among other rights, upon closing of the merger, Castle Creek will initially appoint an observer to the board of directors of FirstSun, and, upon Castle Creek’s request after the earlier of six months or an existing private equity investor losing a board nomination right pursuant to its agreements with FirstSun, Castle Creek will receive the right, so long as Castle Creek maintains beneficial ownership of at least 40% of the shares of FirstSun common stock acquired pursuant to the Acquisition Finance Securities Purchase Agreement, to nominate an individual for election or appointment to the board of directors of FirstSun.
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
On November 8, 2023, FirstSun acquired all membership interests of FEIF Capital Partners, LLC, a Delaware limited liability company (“FEIF”) from our chief executive officer for $0.15 million and assumed liabilities of $0.01 million. FEIF currently has no operations. FEIF owns FEIF GP, LLC, a limited liability company with no assets. These entities will provide investment management services and are related to a future business activity of the Company.
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
Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm for the years ended December 31, 2023 and 2022 was Crowe LLP.
The following table shows the fees that we paid for services performed in the years ended December 31, 2023 and 2022 to Crowe LLP:

(in thousands)
Type of Fees	2023	2022
Audit fees	$1,103	$1,228
Audit-related fees	26	101
Tax fees	—	—
All other fees	7	6
Total fees	$1,136	$1,335
Audit Fees. Audit fees consist primarily of fees for the integrated audit of our consolidated financial statements, review of our quarterly reports on Form 10-Q and annual report on Form 10-K. Audit fees are those billed or expected to be billed for audit services related to each fiscal year.
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
2.1
Agreement and Plan of Merger by and between FirstSun Capital Bancorp, Pioneer Bancshares, Inc. and FSCB Merger Subsidiary, Inc. dated as of May 11, 2021, as amended (incorporated by reference to Annex A of the Company’s Registration Statement on Form S-4 (File No. 333-258176) filed on July 26, 2021).*

2.2
Agreement and Plan of Merger, dated January 16, 2024, by and among HomeStreet, Inc., FirstSun Capital Bancorp, and Dynamis Subsidiary, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on January 19, 2024).*

3.1
Amended and Restated Certificate of Incorporation of FirstSun Capital Bancorp, as amended (incorporated by reference to Exhibit 3.1 to the proxy statement/prospectus contained in the Registration Statement on Form S-4 (File No. 333-258176) filed with the SEC on July 26, 2021).

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

4.2
FirstSun Capital Bancorp is a party to long-term debt instruments with respect to subordinated notes, under which the total amount of securities authorized does not exceed 10% of the total assets of FirstSun Capital Bancorp and its subsidiaries on a consolidated basis. Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, FirstSun Capital Bancorp agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

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

4.8
Form of Amendment No. 3 to the Stockholders’ Agreement by and among FirstSun and the parties signatories thereto (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on January 9, 2024).

4.9
Form of Amendment No. 4 to the Stockholders’ Agreement by and among FirstSun and the parties signatories thereto (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on January 19, 2024).

4.10	Form of Amendment No. 5 to the Stockholders’ Agreement by and among FirstSun and the parties signatories thereto.

4.11
Form of Upfront Registration Rights Agreement, dated as of January 16, 2024, by and among FirstSun and the parties signatories thereto (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed on January 19, 2024).*

10.1
Amended and Restated Employment Agreement dated as of May 13, 2020 by and among Mollie Hale Carter, FirstSun Capital Bancorp and Sunflower Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-4 (File No. 333-258176) filed on July 26, 2021).^

10.2
Amended and Restated Employment Agreement dated as of March 24, 2022 by and among Neal E. Arnold, FirstSun Capital Bancorp and Sunflower Bank, N.A (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the year ended December 31, 2021).^

10.3
First Amendment to Amended and Restated Employment Agreement dated March 14, 2023 by and Neal E. Arnold, FirstSun Capital Bancorp and Sunflower Bank, N.A (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the year ended December 31, 2022).^

10.4
Amended and Restated Employment Agreement dated as of June 19, 2017 by and among Robert A. Cafera, Jr., FirstSun Capital Bancorp and Sunflower Bank, N.A. (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-4 (File No. 333-258176) filed on July 26, 2021).^

10.5
2019 Amendment to Amended and Restated Employment Agreement dated as of February 21, 2019 by and among Robert A. Cafera, Jr., FirstSun Capital Bancorp and Sunflower Bank, N.A. (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-4 (File No. 333-258176) filed on July 26, 2021).^

10.6	FirstSun Capital Bancorp 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-4 (File No. 333-258176) filed on July 26, 2021).^

10.7	Form of FirstSun Capital Bancorp Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-4 (File No. 333-258176) filed on July 26, 2021).^

Exhibit No.	Description
10.8	FirstSun Capital Bancorp 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-4 (File No. 333-258176) filed on July 26, 2021).^

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

10.16
Agreement and General Release dated March 24, 2022 between Mollie Hale Carter and FirstSun Capital Bancorp (incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K for the Year Ended December 31, 2021).^

10.17
2023 Amendment to Amended and Restated Employment Agreement dated as of March 14, 2023 by and among Robert A. Cafera, Jr., FirstSun Capital Bancorp and Sunflower Bank, N.A. (incorporated by reference to Exhibit 10.18 of the Company’s Form 10-K for the Year Ended December 31, 2022).^

10.18
Form of Upfront Securities Purchase Agreement, dated as of January 16, 2024, by and among FirstSun and the parties signatories thereto (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on January 19, 2024).*

10.19
Form of Acquisition Finance Securities Purchase Agreement, dated as of January 16, 2024, by and among FirstSun and the parties signatories thereto (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed on January 19, 2024).*

10.20	Form of 2024 Special Restricted Stock Grant Agreement.^

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Form 10-K for the Year Ended December 31, 2021).

21.1	Subsidiaries of FirstSun Capital Bancorp.

23.1	Consent of Crowe LLP. (Independent Registered Public Accounting Firm)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022; (ii) Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021; (iii) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2023, 2022 and 2021; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

104	The cover page from the Company’s Annual Report on Form 10-K Report for the year ended December 31, 2023, formatted in inline XBRL and contained in Exhibit 101.
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

FIRSTSUN CAPITAL BANCORP
(Registrant)
/s/ Neal E. Arnold
Date:	March 7, 2024
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

Signature	Title	Date

/s/ Neal E. Arnold	Chief Executive Officer and President	March 7, 2024
Neal E. Arnold	(Principal Executive Officer)

/s/ Robert A. Cafera, Jr.	Executive Vice President and Chief Financial Officer	March 7, 2024
Robert A. Cafera, Jr.	(Principal Financial Officer & Principal Accounting Officer)

/s/ Mollie H. Carter	Executive Chair of the Board	March 7, 2024
Mollie H. Carter

/s/ Christopher C. Casciato	Director	March 7, 2024
Christopher C. Casciato

/s/ Isabella Cunningham	Director	March 7, 2024
Isabella Cunningham

/s/ Beverly O. Elving	Director	March 7, 2024
Beverly O. Elving

/s/ Kevin T. Hammond	Director	March 7, 2024
Kevin T. Hammond

/s/ Paul A. Larkins	Director	March 7, 2024
Paul A. Larkins

/s/ David W. Levy	Director	March 7, 2024
David W. Levy

/s/ Diane L. Merdian	Director	March 7, 2024
Diane L. Merdian