Form 10-Q
period 2024-03-31
FIRSTSUN CAPITAL BANCORP
filed 2024-05-10
CIK 1709442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 10, 2024, there were approximately 27,442,943 shares of the registrant’s common stock outstanding.

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
•cyber-security risks and the vulnerability of our network and online banking portals, and the systems or parties with whom we contract, to unauthorized access, cyber attacks, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches that could adversely affect our business and financial performance or reputation;
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
We caution readers that the foregoing list of factors is not exclusive, is not necessarily in order of importance and readers should not place undue reliance on any forward-looking statements. You should also consider the risks, assumptions and uncertainties set forth under “Item 1.A. Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on March 7, 2024 (our “2023 Annual Report”) as well as any additional factors that might be reported in future filings that we make with the SEC. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we do not intend to and disclaim any obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, unless required to do so under the federal securities laws.

Part I - Financial Information
Item 1. Financial Statements (Unaudited)

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Balance Sheets
As of

	(Unaudited)
(In thousands, except par and share amounts)	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$383,605	$479,362
Securities available-for-sale, at fair value	499,078	516,757
Securities held-to-maturity, fair value of $31,035 and $32,181, respectively	36,640	36,983
Loans held-for-sale, at fair value	56,813	54,212
Loans, net of allowance for credit losses of $79,829 and $80,398, respectively	6,205,039	6,186,698
Mortgage servicing rights, at fair value	78,416	76,701
Premises and equipment, net	84,063	84,842
Other real estate owned and foreclosed assets, net	4,414	4,100
Bank-owned life insurance	79,541	79,851
Restricted equity securities	27,080	38,072
Goodwill	93,483	93,483
Core deposits and other intangible assets, net	10,168	10,984
Accrued interest receivable	35,868	37,099
Deferred tax assets, net	47,792	46,259
Prepaid expenses and other assets	139,601	134,321
Total assets	$7,781,601	$7,879,724

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing accounts	$1,517,315	$1,530,506
Interest-bearing accounts	4,928,073	4,843,597
Total deposits	6,445,388	6,374,103
Securities sold under agreements to repurchase	20,423	24,693
Federal Home Loan Bank advances	144,810	389,468
Subordinated debt, net	75,445	75,313
Accrued interest payable	12,031	13,580
Accrued expenses and other liabilities	118,842	125,370
Total liabilities	6,816,939	7,002,527

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued or outstanding, respectively	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 27,442,943 and 24,960,639 shares issued and outstanding, respectively	3	2
Additional paid-in capital	542,582	462,680
Retained earnings	469,818	457,522
Accumulated other comprehensive loss, net	(47,741)	(43,007)
Total stockholders’ equity	964,662	877,197
Total liabilities and stockholders’ equity	$7,781,601	$7,879,724
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
For the three months ended March 31,
(Unaudited)

	Three months ended March 31,
(In thousands, except per share amounts)	2024	2023
Interest income:
Interest and fee income on loans:
Taxable	$97,313	$83,937
Tax exempt	4,955	4,664
Interest and dividend income on securities:
Taxable	4,483	4,157
Tax exempt	4	7
Other interest income	3,285	2,138
Total interest income	110,040	94,903
Interest expense:
Interest expense on deposits	36,390	14,179
Interest expense on securities sold under agreements to repurchase	57	30
Interest expense on other borrowed funds	2,787	6,577
Total interest expense	39,234	20,786
Net interest income	70,806	74,117
Provision for credit losses	16,500	3,360
Net interest income after credit loss expense	54,306	70,757
Noninterest income:
Service charges on deposit accounts	5,768	5,015
Credit and debit card fees	2,803	2,981
Trust and investment advisory fees	1,463	1,461
Income from mortgage banking services, net	9,502	7,429
Other noninterest income	3,272	2,045
Total noninterest income	22,808	18,931
Noninterest expense:
Salary and employee benefits	37,353	35,049
Occupancy and equipment	8,595	8,355
Amortization of intangible assets	815	1,044
Merger related expenses	2,489	—
Other noninterest expenses	12,576	11,818
Total noninterest expense	61,828	56,266
Income before income taxes	15,286	33,422
Provision for income taxes	2,990	7,141
Net income	$12,296	$26,281
Other comprehensive income, net of tax:
(Loss) gain on securities available-for-sale	(5,695)	2,271
Gain (loss) on fair value hedges of securities available-for-sale	961	(684)
Other comprehensive (loss) gain, net of tax	(4,734)	1,587
Comprehensive income	$7,562	$27,868

Earnings per share:
Net income available to common stockholders	$12,296	$26,281
Basic	$0.46	$1.05
Diluted	$0.45	$1.03
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the three months ended March 31,
(Unaudited)

(in thousands, except share amounts)	Issued shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
2024
Balance, beginning of period	24,960,639	$2	$462,680	$457,522	$(43,007)	$877,197
Issuance of common stock, net of issuance costs	2,461,538	1	79,515	—	—	79,516
Issuance of common stock on restricted stock grants (see Note 11 - Stockholders’ Equity)	11,739	—	135	—	—	135
Stock option exercises	9,027	—	(105)	—	—	(105)
Share-based compensation, net of forfeitures	—	—	357	—	—	357
Net income	—	—	—	12,296	—	12,296
Other comprehensive loss	—	—	—	—	(4,734)	(4,734)
Balance, end of period	27,442,943	$3	$542,582	$469,818	$(47,741)	$964,662

2023
Balance, beginning of period	24,920,984	$2	$460,720	$357,797	$(43,983)	$774,536
Cumulative effect of accounting change	—	—	—	(3,808)	—	(3,808)
Adjusted beginning balance	24,920,984	2	460,720	353,989	(43,983)	770,728
Issuance of common stock on restricted stock grants (see Note 11 - Stockholders’ Equity)	—	—	101	—	—	101
Stock option exercises	3,039	—	27	—	—	27
Share-based compensation, net of forfeitures	—	—	326	—	—	326
Net income	—	—	—	26,281	—	26,281
Other comprehensive income	—	—	—	—	1,587	1,587
Balance, end of period	24,924,023	$2	$461,174	$380,270	$(42,396)	$799,050
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Cash Flows
For the three months ended March 31,
(Unaudited)

(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$12,296	$26,281
Adjustments to reconcile income to net cash provided by operating activities:
Provision for credit losses	16,500	3,360
Depreciation and amortization on premises and equipment	1,787	1,891
Deferred tax expense	—	2,341
Amortization of net premium on securities	183	264
Accretion of net discount on acquired loans	(737)	(953)
Net change in deferred loan origination fees and costs	(168)	(70)
Amortization of core deposits and other intangible assets	815	1,044
Amortization of premium on acquired deposits	(150)	(281)
Accretion of discount on subordinated debt	96	63
Amortization of issuance costs on subordinated debt	37	37
Accretion of discount on convertible notes payable	—	38
Increase in cash surrender value of bank-owned life insurance	(415)	(453)
Impairment of other real estate owned and foreclosed assets	24	—
Federal Home Loan Bank stock dividends	(247)	(554)
Share-based compensation expense	492	427
Decrease in fair value of mortgage servicing rights	316	2,720
Net loss on disposal of premises and equipment	5	—
Net gain on sales of loans held-for-sale	(1,941)	(899)
Origination of loans held-for-sale	(194,890)	(193,845)
Proceeds from sales of loans held-for-sale	200,199	183,765
Changes in operating assets and liabilities:
Lease right-of-use assets	1	(116)
Accrued interest receivable	1,231	(182)
Prepaid expenses and other assets	(220)	898
Accrued interest payable	(1,549)	3,812
Accrued expenses and other liabilities	(6,574)	(4,794)
Net cash provided by operating activities	$27,091	$24,794
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Cash Flows (continued)
For the three months ended March 31,
(Unaudited)

(In thousands)	2024	2023
Cash flows from operating activities: (previous page)	$27,091	$24,794

Cash flows from investing activities:
Proceeds from maturities of held-to-maturity securities	371	453
Purchases of available-for-sale securities	—	(1,757)
Proceeds from sale or maturities of available-for-sale securities	9,929	8,800
Loan originations, net of repayments	(42,634)	(148,175)
Purchases of premises and equipment	(1,012)	(1,060)
Proceeds from bank-owned life insurance	725	—
Purchases of restricted equity securities	(6,197)	(16,740)
Proceeds from the sale or redemption of restricted equity securities	17,437	20,762
Purchase of other investments	(3,675)	(247)
Proceeds from the sale or redemption of other investments	290	158
Net cash used in investing activities	(24,766)	(137,806)

Cash flows from financing activities:
Net change in deposits	71,435	229,485
Net change in securities sold under agreements to repurchase	(4,270)	(5,077)
Proceeds from Federal Home Loan Bank advances	373,410	467,000
Repayments of Federal Home Loan Bank advances	(618,068)	(533,600)
Proceeds from issuance of common stock, net of issuance costs	79,411	27
Net cash (used in) provided by financing activities	(98,082)	157,835
Net (decrease) increase in cash and cash equivalents	(95,757)	44,823
Cash and cash equivalents, beginning of period	479,362	343,526
Cash and cash equivalents, end of period	$383,605	$388,349

Supplemental disclosures of cash flow information:
Interest paid on deposits	$37,994	$10,010
Interest paid on borrowed funds	$2,732	$10,428
Cash paid for income taxes, net	$5	$247
Non-cash investing and financing activities:
Net change in unrealized loss on available-for-sale securities and unrealized gain on fair value hedges of securities available-for-sale	$(7,538)	$2,100
Loan charge-offs	$17,506	$123
Loans transferred to other real estate owned and foreclosed assets	$338	$—
Mortgage servicing rights resulting from sale or securitization of mortgage loans	$2,032	$2,047
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
($ in thousands, except share and per share amounts)
NOTE 1 - Organization and Basis of Presentation
Nature of Operations - The consolidated financial statements include the accounts of FirstSun Capital Bancorp (“FirstSun” or “Parent Company”) and its wholly-owned subsidiaries, Sunflower Bank, N.A. (the “Bank” or “Sunflower Bank”), Logia Portfolio Management, LLC, and FEIF Capital Partners, LLC, and have been prepared using U.S. generally accepted accounting principles (“U.S. GAAP”) and prevailing practices in the banking industry. All significant intercompany balances and transactions have been eliminated. These entities are collectively referred to as “our”, “us”, “we”, or “the Company”.
These consolidated financial statements in this Quarterly Report on Form 10-Q do not include all of the information and footnotes required by U.S. GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the SEC. These interim financial statements are unaudited, and include, in our opinion, all adjustments necessary for a fair statement of the results for the periods indicated, which are not necessarily indicative of results which may be expected for the full year. Certain prior period amounts have been reclassified to conform to the current presentation. These unaudited consolidated financial statements and notes should be read in conjunction with FirstSun’s audited consolidated financial statements and footnotes thereto for the year ended December 31, 2023, included in our 2023 Annual Report.
Proposed Merger with HomeStreet - On April 30, 2024, FirstSun entered into Amendment No. 1 (the “Amendment”) to the Agreement and Plan of Merger, dated January 16, 2024 (the “Merger Agreement”), by and among HomeStreet, Inc., a Washington corporation (“HomeStreet”), FirstSun, and Dynamis Subsidiary, Inc., a Washington corporation and wholly owned subsidiary of FirstSun (“Merger Sub”).
On the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into HomeStreet, with HomeStreet continuing as the surviving entity (the “Merger”), and immediately following the Merger, HomeStreet will merge with and into FirstSun (the “Second-Step Merger”), with FirstSun continuing as the surviving corporation (the “Surviving Entity”). Promptly following the Second-Step Merger, HomeStreet Bank, a Washington-chartered non-member bank (“HomeStreet Bank”), and, as of immediately prior to the Second-Step Merger, a wholly owned subsidiary of HomeStreet, will merge with and into Sunflower Bank (the “Bank Merger” and together with the Merger and the Second-Step Merger, the “Mergers”), with Sunflower Bank continuing as the surviving bank. The Amendment changed the structure of the Bank Merger, so that Sunflower Bank will convert from a national banking association into a Texas state-chartered bank that is a member of the Federal Reserve System (“New Parent Bank”), and HomeStreet Bank will merge with and into New Parent Bank, with New Parent Bank as the surviving entity in the Bank Merger. Following the Bank Merger, the New Parent Bank will continue to operate the assumed branches of HomeStreet Bank under the “HomeStreet Bank” name and brand.
Under the terms of the Merger Agreement, as amended by the Amendment, shareholders of HomeStreet will receive, in respect of each share of common stock of HomeStreet held by them, 0.3867 shares of common stock of FirstSun. Shareholders of HomeStreet, subject to other exceptions, will also be entitled to receive cash in lieu of fractional shares of common stock of FirstSun.
The combined entity’s expanded footprint includes, FirstSun’s current presence in the Southwest and Midwest together with HomeStreet’s presence in Southern California, Hawaii and the Pacific Northwest.

Investment Agreements
Upfront Securities Purchase Agreement - Concurrently with entry into the Merger Agreement, FirstSun entered into an upfront securities purchase agreement (the “Upfront Securities Purchase Agreement”) with certain funds managed by Wellington Management Company, LLP (collectively, the “Wellington Funds”), pursuant to which we issued 2.46 million shares of our common stock in a private placement for $80.0 million.
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
Acquisition Finance Securities Purchase Agreement - Concurrently with its entry into the HomeStreet merger agreement, FirstSun entered into an acquisition finance securities purchase agreement (the “Acquisition Finance Securities Purchase Agreement,” and together with the Upfront Securities Purchase Agreement, as the “Investment Agreements”), dated January 16, 2024, with the Wellington Funds. Pursuant to the Acquisition Finance Securities Purchase Agreement, on the terms and subject to the conditions set forth therein, substantially concurrently with the closing of the merger, the institutional investors will invest an aggregate of $95 million in exchange for the sale and issuance, at a purchase price of $32.50 per share, of approximately 2.92 million shares of FirstSun common stock.
Concurrently with its entry into the Amendment, on April 30, 2024, FirstSun entered into a First Amendment to the Acquisition Finance Securities Purchase Agreement (the “AFSPA Amendment”), with certain funds managed by Wellington Management (“Wellington”) and certain other institutional accredited investors (each, an “Additional Investor” and, collectively with Wellington, the “Investors”). Pursuant to the AFSPA Amendment, on the terms and subject to the conditions set forth therein, substantially concurrently with the closing of the Merger, the Additional Investors will invest an additional $45 million, in exchange for the sale and issuance, at a purchase price of $32.50 per share, approximately 1.38 million shares of FirstSun common stock. Under the terms of the AFSPA Amendment, FirstSun has the ability to offer an additional approximately 462 thousand shares, at a purchase price of $32.50 per share, for an additional investment of $15 million and Castle Creek Capital Partners VIII. L.P., one of the Additional Investors, has a 30 day window to purchase those shares.
Registration Rights Agreements - In connection with the Upfront Securities Purchase Agreement, FirstSun and the Wellington Funds also entered into a registration rights agreement (the “Upfront Registration Rights Agreement”), dated January 16, 2024, pursuant to which FirstSun agreed to, among other things, provide customary resale registration rights with respect to the shares of our common stock obtained by the Wellington Funds pursuant to the Investment Agreements, including those issued upon exercise of the Warrants.
In addition, the Acquisition Finance Securities Purchase Agreement contemplates that, in connection with the closing of the investments under the Acquisition Finance Securities Purchase Agreement, FirstSun will enter into a resale registration rights agreement with each additional institutional investor (the “Acquisition Finance Registration Rights Agreement”), the material terms and conditions of which are consistent with the terms and conditions of the Upfront Registration Rights Agreement.
Charter Amendment - In connection with the proposed merger, the holders of a majority of the voting power of FirstSun common stock executed a written consent approving and adopting an amendment to our certificate of incorporation (the “Charter Amendment”) which will increase the number of FirstSun’s authorized shares of capital stock from 60,000,000 to 110,000,000, consisting of 100,000,000 shares of FirstSun common stock, and 10,000,000 shares of preferred stock and will become effective upon FirstSun’s filing the Charter Amendment with the Secretary of State of the State of Delaware. We plan to file the Charter Amendment prior to the closing of the proposed merger.
Bank Charter Conversion - Sunflower Bank is currently regulated by the Office of the Comptroller of the Currency. We have announced our intention to convert Sunflower Bank to a state chartered bank regulated by the Texas Department of Banking and to seek membership with the Federal Reserve later this year.

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
Risks and Uncertainties - In the normal course of business, companies in the banking and mortgage industries encounter certain economic and regulatory risks. Economic risks include credit risk, interest rate risk, liquidity risk, prepayment risk, and market risk. Credit risk is the risk of default that may result from the borrowers’ inability or unwillingness to make contractually required payments. We are subject to interest rate risk to the extent that in a rising interest rate environment we may experience a decrease in loan production, as well as decreases in the value of mortgage loans held-for-sale and in commitments to originate loans, which may adversely impact our earnings. Rising interest rates may also increase the cost of our borrowings to fund our operations. Risks related to liquidity are heightened in the current environment due to competition for deposits and customers withdrawing deposits in order to maintain maximum levels of deposit insurance.
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
Reclassifications - Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior years net income or stockholders’ equity.
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
Recent Accounting Pronouncements Not Yet Adopted - ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 expands segment disclosure requirements for public entities to require disclosure of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-07 is not expected to have a significant impact on our financial statements.
ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. ASU 2023-09 is effective for us on January 1, 2026, although early adoption is permitted. ASU 2023-09 is not expected to have a significant impact on our financial statements.

NOTE 2 - Securities
The amortized cost, gross unrealized gains and losses, and fair values of available-for-sale and held-to-maturity debt securities by type follows as of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2024
Available-for-sale:
U.S. treasury	$56,459	$—	$(8,381)	$48,078
U.S. agency	1,676	—	(26)	1,650
Obligations of states and political subdivisions	30,018	—	(4,455)	25,563
Mortgage backed - residential	118,379	76	(16,836)	101,619
Collateralized mortgage obligations	198,984	35	(21,609)	177,410
Mortgage backed - commercial	144,402	277	(15,321)	129,358
Other debt	16,796	—	(1,396)	15,400
Total available-for-sale	$566,714	$388	$(68,024)	$499,078
Held-to-maturity:
Obligations of states and political subdivisions	$25,584	$—	$(4,615)	$20,969
Mortgage backed - residential	7,327	—	(713)	6,614
Collateralized mortgage obligations	3,729	—	(277)	3,452
Total held-to-maturity	$36,640	$—	$(5,605)	$31,035
December 31, 2023
Available-for-sale:
U.S. treasury	$58,468	$—	$(4,234)	$54,234
U.S. agency	1,872	—	(33)	1,839
Obligations of states and political subdivisions	29,979	—	(4,009)	25,970
Mortgage backed - residential	121,288	119	(14,974)	106,433
Collateralized mortgage obligations	203,394	—	(21,861)	181,533
Mortgage backed - commercial	145,062	497	(14,367)	131,192
Other debt	16,792	—	(1,236)	15,556
Total available-for-sale	$576,855	$616	$(60,714)	$516,757
Held-to-maturity:
Obligations of states and political subdivisions	$25,542	$3	$(3,987)	$21,558
Mortgage backed - residential	7,548	2	(560)	6,990
Collateralized mortgage obligations	3,893	—	(260)	3,633
Total held-to-maturity	$36,983	$5	$(4,807)	$32,181
There was no allowance for credit losses related to our investment securities as of March 31, 2024.
As of March 31, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Fair value and unrealized losses on debt securities by type and length of time in a continuous unrealized loss position without an allowance for credit losses were as follows:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Number of Securities
March 31, 2024
Available-for-sale:
U.S. treasury	$—	$—	$48,078	$(8,381)	$48,078	$(8,381)	7
U.S. agency	—	—	1,650	(26)	1,650	(26)	7
Obligations of states and political subdivisions	—	—	25,563	(4,455)	25,563	(4,455)	19
Mortgage backed - residential	533	(2)	95,514	(16,834)	96,047	(16,836)	85
Collateralized mortgage obligations	—	—	159,554	(21,609)	159,554	(21,609)	62
Mortgage backed - commercial	2,909	(68)	113,046	(15,253)	115,955	(15,321)	24
Other debt	—	—	15,400	(1,396)	15,400	(1,396)	9
Total available-for-sale	$3,442	$(70)	$458,805	$(67,954)	$462,247	$(68,024)	213
Held-to-maturity:
Obligations of states and political subdivisions	$—	$—	$20,638	$(4,615)	$20,638	$(4,615)	8
Mortgage backed - residential	39	—	6,485	(713)	6,524	(713)	11
Collateralized mortgage obligations	—	—	3,452	(277)	3,452	(277)	5
Total held-to-maturity	$39	$—	$30,575	$(5,605)	$30,614	$(5,605)	24

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Number of Securities
December 31, 2023
Available-for-sale:
U.S. treasury	$—	$—	$54,234	$(4,234)	$54,234	$(4,234)	9
U.S. agency	—	—	1,839	(33)	1,839	(33)	7
Obligations of states and political subdivisions	—	—	25,970	(4,009)	25,970	(4,009)	19
Mortgage backed - residential	—	—	100,571	(14,974)	100,571	(14,974)	83
Collateralized mortgage obligations	—	—	181,533	(21,861)	181,533	(21,861)	65
Mortgage backed - commercial	4,721	(27)	114,625	(14,340)	119,346	(14,367)	24
Other debt	—	—	15,556	(1,236)	15,556	(1,236)	9
Total available-for-sale	$4,721	$(27)	$494,328	$(60,687)	$499,049	$(60,714)	216
Held-to-maturity:
Obligations of states and political subdivisions	$—	$—	$21,223	$(3,987)	$21,223	$(3,987)	8
Mortgage backed - residential	—	—	6,845	(560)	6,845	(560)	10
Collateralized mortgage obligations	—	—	3,633	(260)	3,633	(260)	5
Total held-to-maturity	$—	$—	$31,701	$(4,807)	$31,701	$(4,807)	23

We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. We do not have plans to sell any of the available-for-sale debt securities with unrealized losses as of March 31, 2024, and we believe it is more likely than not that we would not be required to sell such available-for-sale debt securities before recovery of their amortized cost.
We continue to monitor unrealized loss positions for potential credit impairments. During the three months ended March 31, 2024, there were no credit impairments related to our investment securities.
The amortized cost and fair value of our debt securities by contractual maturity as of March 31, 2024 are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or earlier redemptions that may occur.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due within 1 year	$21,211	$16,965
Due after 1 year through 5 years	72,081	67,132
Due after 5 years through 10 years	143,052	126,628
Due after 10 years	330,370	288,353
Total available-for-sale	$566,714	$499,078
Held-to-maturity:
Due after 1 year through 5 years	$949	$920
Due after 5 years through 10 years	720	688
Due after 10 years	34,971	29,427
Total held-to-maturity	$36,640	$31,035
Securities with a carrying value of $441,855 and $468,679 were pledged to secure public deposits, securities sold under agreements to repurchase and borrowed funds at March 31, 2024 and December 31, 2023, respectively.
There were no proceeds from sales and calls of securities for the three months ended March 31, 2024 and 2023.
NOTE 3 - Loans
Loans held-for-investment by portfolio type consist of the following as of:

	March 31, 2024	December 31, 2023
Commercial and industrial	$2,480,078	$2,467,688
Commercial real estate:
Non-owner occupied	836,515	812,235
Owner occupied	642,930	635,365
Construction and land	326,447	345,430
Multifamily	94,898	103,066
Total commercial real estate	1,900,790	1,896,096
Residential real estate	1,109,676	1,110,610
Public finance	579,991	602,913
Consumer	40,317	36,371
Other	174,016	153,418
Total loans	$6,284,868	$6,267,096
Allowance for credit losses	(79,829)	(80,398)
Loans, net of allowance for credit losses	$6,205,039	$6,186,698

As of March 31, 2024 and December 31, 2023, we had net deferred fees, costs, premiums and discounts of $11,961 and $12,859, respectively, on our loan portfolio.
Accrued interest receivable on loans totaled $33,351 and $34,879 at March 31, 2024 and December 31, 2023, respectively, and is included in accrued interest receivable in the accompanying consolidated balance sheets.
The following table presents the activity in the allowance for credit losses by portfolio type for the three months ended March 31,:

	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Public Finance	Consumer	Other	Total
2024
Allowance for credit losses:
Balance, beginning of period	$29,523	$27,546	$16,345	$5,337	$717	$930	$80,398
Provision (benefit) for credit losses	16,066	1,787	(1,364)	441	25	(95)	16,860
Loans charged off	(17,366)	—	—	—	(140)	—	(17,506)
Recoveries	47	—	8	—	22	—	77
Balance, end of period	$28,270	$29,333	$14,989	$5,778	$624	$835	$79,829
2023
Allowance for credit losses:
Balance, beginning of period	$40,785	$19,754	$2,963	$1,664	$352	$399	$65,917
Impact of adopting ASC 326	(13,583)	3,867	10,256	3,890	249	577	5,256
Provision for (benefit from) credit losses	1,346	562	946	(5)	129	362	3,340
Loans charged off	(59)	—	—	—	(64)	—	(123)
Recoveries	56	3	—	—	10	—	69
Balance, end of period	$28,545	$24,186	$14,165	$5,549	$676	$1,338	$74,459
We determine the allowance for credit losses estimate on at least a quarterly basis.
As of March 31, 2024 and December 31, 2023, we had an allowance for credit losses on unfunded commitments of $1,949 and $2,309, respectively. For the three months ended March 31, 2024 and 2023 we recorded a (benefit) provision for credit losses on unfunded commitments of $(360) and $20, respectively.
The provision for credit losses, including the benefit for unfunded commitments, totaled $16.5 million during the three months ended March 31, 2024. The provision was primarily due to a $17.4 million charge-off on a specific customer in our C&I loan portfolio.

The following table presents our loan portfolio aging analysis as of:

	Loans Not Past Due	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans Greater than 90 Days Past Due, Still Accruing	Nonaccrual	Total
March 31, 2024
Commercial and industrial	$2,448,619	$2,722	$1,451	$—	$27,286	$2,480,078
Commercial real estate:
Non-owner occupied	828,674	2,234	975	—	4,632	836,515
Owner occupied	640,796	767	—	—	1,367	642,930
Construction and land	324,684	1,581	—	—	182	326,447
Multifamily	94,898	—	—	—	—	94,898
Total commercial real estate	1,889,052	4,582	975	—	6,181	1,900,790
Residential real estate	1,074,124	13,995	45	144	21,368	1,109,676
Public Finance	579,991	—	—	—	—	579,991
Consumer	40,233	77	3	—	4	40,317
Other	171,400	—	—	—	2,616	174,016
Total loans	$6,203,419	$21,376	$2,474	$144	$57,455	$6,284,868
December 31, 2023
Commercial and industrial	$2,420,775	$10,117	$3,782	$25,010	$8,004	$2,467,688
Commercial real estate:
Non-owner occupied	796,477	1,063	10,851	—	3,844	812,235
Owner occupied	626,424	8,269	—	638	34	635,365
Construction and land	345,245	—	—	—	185	345,430
Multifamily	103,066	—	—	—	—	103,066
Total commercial real estate	1,871,212	9,332	10,851	638	4,063	1,896,096
Residential real estate	1,065,438	19,261	3,330	168	22,413	1,110,610
Public Finance	602,913	—	—	—	—	602,913
Consumer	36,357	4	—	—	10	36,371
Other	141,794	8,787	—	—	2,837	153,418
Total loans	$6,138,489	$47,501	$17,963	$25,816	$37,327	$6,267,096
Interest income recorded on nonperforming loans was not material for the three months ended March 31, 2024 and 2023.
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

The following table presents the amortized cost by segment of loans by risk category and origination date as of March 31, 2024 and gross charge-offs by origination date for the three months ended March 31, 2024:

	2024	2023	2022	2021	2020	Prior	Revolving Loans Converted to Term	Revolving	Total
Commercial and industrial:
Pass	$86,829	$369,007	$400,128	$319,733	$126,585	$77,534	$33,097	$824,025	$2,236,938
Pass/Watch	—	2,265	2,271	13,989	2,935	2,066	17,583	57,970	99,079
Special Mention	5,532	3,776	46,451	7,846	2,195	1,607	2,512	6,234	76,153
Substandard - Accruing	—	3,152	10,929	7,178	4,437	4,310	1,443	9,173	40,622
Substandard - Nonaccrual	—	627	—	5,755	5,635	2,017	3,431	852	18,317
Doubtful	—	—	—	7,672	469	556	272	—	8,969
Total commercial and industrial	$92,361	$378,827	$459,779	$362,173	$142,256	$88,090	$58,338	$898,254	$2,480,078
Gross charge-offs	$—	$—	$—	$17,365	$1	$—	$—	$—	$17,366

Commercial real estate:
Non-owner occupied:
Pass	$6,068	$71,424	$132,144	$139,067	$116,584	$238,343	$21,981	$39,542	$765,153
Pass/Watch	—	—	—	31,994	2,800	9,427	1,253	—	45,474
Special Mention	—	2,715	—	—	—	—	1,555	—	4,270
Substandard - Accruing	—	—	3,562	—	3,941	9,483	—	—	16,986
Substandard - Nonaccrual	—	—	—	—	—	4,632	—	—	4,632
Total non-owner occupied	$6,068	$74,139	$135,706	$171,061	$123,325	$261,885	$24,789	$39,542	$836,515
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Owner occupied:
Pass	$10,526	$86,443	$82,765	$93,618	$111,630	$184,210	$2,846	$8,052	$580,090
Pass/Watch	—	594	896	—	15,355	6,400	—	—	23,245
Special Mention	—	—	491	9,309	303	3,137	—	—	13,240
Substandard - Accruing	—	2,282	455	3,841	2,998	15,412	—	—	24,988
Substandard - Nonaccrual	—	—	—	—	330	1,037	—	—	1,367
Total owner occupied	$10,526	$89,319	$84,607	$106,768	$130,616	$210,196	$2,846	$8,052	$642,930
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & land:
Pass	$608	$35,122	$165,702	$30,905	$16,369	$19,501	$21,498	$5,440	$295,145
Pass/Watch	—	—	—	—	—	20	—	—	20
Special Mention	—	—	23,015	—	1,575	—	—	—	24,590
Substandard - Accruing	—	—	—	—	6,510	—	—	—	6,510
Substandard - Nonaccrual	—	—	—	—	182	—	—	—	182
Total construction & land	$608	$35,122	$188,717	$30,905	$24,636	$19,521	$21,498	$5,440	$326,447
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily:
Pass	$4,448	$1,355	$36,823	$33,424	$5,087	$8,186	$—	$5,575	$94,898
Total multifamily	$4,448	$1,355	$36,823	$33,424	$5,087	$8,186	$—	$5,575	$94,898
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	2024	2023	2022	2021	2020	Prior	Revolving Loans Converted to Term	Revolving	Total
Total commercial real estate:
Pass	$21,650	$194,344	$417,434	$297,014	$249,670	$450,240	$46,325	$58,609	$1,735,286
Pass/Watch	—	594	896	31,994	18,155	15,847	1,253	—	68,739
Special Mention	—	2,715	23,506	9,309	1,878	3,137	1,555	—	42,100
Substandard - Accruing	—	2,282	4,017	3,841	13,449	24,895	—	—	48,484
Substandard - Nonaccrual	—	—	—	—	512	5,669	—	—	6,181
Total commercial real estate:	$21,650	$199,935	$445,853	$342,158	$283,664	$499,788	$49,133	$58,609	$1,900,790
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate:
Pass	$19,787	$153,812	$576,551	$114,236	$36,558	$172,167	$2,236	$7,842	$1,083,189
Pass/Watch	—	123	179	—	—	2,430	41	—	2,773
Special Mention	—	—	356	—	—	1,883	—	—	2,239
Substandard - Accruing	—	—	—	—	—	107	—	—	107
Substandard - Nonaccrual	—	—	7,143	3,741	2,213	8,213	—	33	21,343
Doubtful	—	—	—	—	—	—	25	—	25
Total residential real estate	$19,787	$153,935	$584,229	$117,977	$38,771	$184,800	$2,302	$7,875	$1,109,676
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Public Finance:
Pass	$—	$36,983	$—	$43,522	$155,633	$334,213	$—	$2,172	$572,523
Substandard - Accruing	—	—	—	—	—	7,468	—	—	7,468
Total public finance	$—	$36,983	$—	$43,522	$155,633	$341,681	$—	$2,172	$579,991
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$1,385	$2,873	$1,950	$4,827	$8,803	$5,582	$1	$13,995	$39,416
Pass/Watch	—	9	50	108	191	367	13	64	802
Special Mention	—	—	—	14	58	—	—	—	72
Substandard - Accruing	—	—	—	—	—	—	23	—	23
Substandard - Nonaccrual	—	—	—	4	—	—	—	—	4
Total consumer	$1,385	$2,882	$2,000	$4,953	$9,052	$5,949	$37	$14,059	$40,317
Gross charge-offs	$—	$—	$4	$1	$85	$1	$1	$48	$140

Other:
Pass	$10	$12,272	$7,779	$12,807	$645	$8,570	$4,902	$119,411	$166,396
Pass/Watch	—	—	—	5,004	—	—	—	—	5,004
Substandard - Nonaccrual	—	—	—	—	—	2,391	225	—	2,616
Total other	$10	$12,272	$7,779	$17,811	$645	$10,961	$5,127	$119,411	$174,016
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	2024	2023	2022	2021	2020	Prior	Revolving Loans Converted to Term	Revolving	Total
Total loans:
Pass	$129,661	$769,291	$1,403,842	$792,139	$577,894	$1,048,306	$86,561	$1,026,054	$5,833,748
Pass/Watch	—	2,991	3,396	51,095	21,281	20,710	18,890	58,034	176,397
Special Mention	5,532	6,491	70,313	17,169	4,131	6,627	4,067	6,234	120,564
Substandard - Accruing	—	5,434	14,946	11,019	17,886	36,780	1,466	9,173	96,704
Substandard - Nonaccrual	—	627	7,143	9,500	8,360	18,290	3,656	885	48,461
Doubtful	—	—	—	7,672	469	556	297	—	8,994
Total loans	$135,193	$784,834	$1,499,640	$888,594	$630,021	$1,131,269	$114,937	$1,100,380	$6,284,868
Gross charge-offs	$—	$—	$4	$17,366	$86	$1	$1	$48	$17,506
The following table presents the amortized cost by segment of loans by risk category and origination date as of December 31, 2023 and gross charge-offs by origination date for the year ended December 31, 2023:

	2023	2022	2021	2020	2019	Prior	Revolving Loans Converted to Term	Revolving	Total
Commercial and industrial:
Pass	$384,720	$432,903	$342,394	$143,636	$41,667	$39,972	$39,098	$786,059	$2,210,449
Pass/Watch	4,052	2,543	18,832	4,595	1,603	2,441	1,273	93,951	129,290
Special Mention	3,759	47,071	2,253	2,281	659	731	3,334	6,729	66,817
Substandard - Accruing	2,992	362	33,625	4,316	1,338	3,542	3,044	3,909	53,128
Substandard - Nonaccrual	—	—	690	4,122	1,110	364	96	248	6,630
Doubtful	—	—	—	490	547	33	304	—	1,374
Total commercial and industrial	$395,523	$482,879	$397,794	$159,440	$46,924	$47,083	$47,149	$890,896	$2,467,688
Gross charge-offs	$—	$—	$2,786	$3,096	$—	$368	$2,992	$—	$9,242

Commercial real estate:
Non-owner occupied:
Pass	$55,581	$117,162	$136,361	$116,402	$60,535	$176,308	$19,256	$71,322	$752,927
Pass/Watch	—	—	—	3,791	6,342	24,620	1,277	—	36,030
Special Mention	2,717	—	—	—	—	—	1,582	—	4,299
Substandard - Accruing	—	3,561	—	1,880	—	9,694	—	—	15,135
Substandard - Nonaccrual	—	—	—	—	—	3,844	—	—	3,844
Total non-owner occupied	$58,298	$120,723	$136,361	$122,073	$66,877	$214,466	$22,115	$71,322	$812,235
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Owner occupied:
Pass	$87,167	$83,308	$105,935	$102,885	$64,134	$123,199	$2,961	$6,103	$575,692
Pass/Watch	600	902	—	15,541	2,896	2,520	—	1,615	24,074
Special Mention	—	493	5,745	306	1,092	2,834	—	—	10,470
Substandard - Accruing	2,295	460	1,204	3,027	2,259	15,850	—	—	25,095
Substandard - Nonaccrual	—	—	—	—	—	34	—	—	34
Total owner occupied	$90,062	$85,163	$112,884	$121,759	$70,381	$144,437	$2,961	$7,718	$635,365
Gross charge-offs	$—	$—	$—	$—	$—	$83	$—	$—	$83

	2023	2022	2021	2020	2019	Prior	Revolving Loans Converted to Term	Revolving	Total
Construction & land:
Pass	$44,496	$171,411	$32,176	$28,221	$13,459	$8,718	$21,600	$1,913	$321,994
Pass/Watch	—	—	13,036	6,541	—	15	—	—	19,592
Special Mention	—	—	1,381	2,278	—	—	—	—	3,659
Substandard - Nonaccrual	—	—	—	185	—	—	—	—	185
Total construction & land	$44,496	$171,411	$46,593	$37,225	$13,459	$8,733	$21,600	$1,913	$345,430
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily:
Pass	$1,359	$36,852	$36,537	$12,838	$2,716	$5,885	$—	$5,574	$101,761
Special Mention	—	—	—	—	1,305	—	—	—	1,305
Total multifamily	$1,359	$36,852	$36,537	$12,838	$4,021	$5,885	$—	$5,574	$103,066
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total commercial real estate:
Pass	$188,603	$408,733	$311,009	$260,346	$140,844	$314,110	$43,817	$84,912	$1,752,374
Pass/Watch	600	902	13,036	25,873	9,238	27,155	1,277	1,615	79,696
Special Mention	2,717	493	7,126	2,584	2,397	2,834	1,582	—	19,733
Substandard - Accruing	2,295	4,021	1,204	4,907	2,259	25,544	—	—	40,230
Substandard - Nonaccrual	—	—	—	185	—	3,878	—	—	4,063
Total commercial real estate:	$194,215	$414,149	$332,375	$293,895	$154,738	$373,521	$46,676	$86,527	$1,896,096
Gross charge-offs	$—	$—	$—	$—	$—	$83	$—	$—	$83

Residential real estate:
Pass	$153,327	$573,624	$116,695	$38,309	$38,121	$141,216	$1,857	$13,540	$1,076,689
Pass/Watch	155	1,181	28	—	269	4,667	176	—	6,476
Special Mention	—	—	—	—	254	1,465	—	—	1,719
Substandard - Accruing	—	3,199	—	—	—	114	—	—	3,313
Substandard - Nonaccrual	—	6,704	3,169	2,214	4,009	6,267	16	34	22,413
Total residential real estate	$153,482	$584,708	$119,892	$40,523	$42,653	$153,729	$2,049	$13,574	$1,110,610
Gross charge-offs	$—	$—	$—	$13	$—	$—	$—	$—	$13

Public Finance:
Pass	$37,074	$—	$43,512	$174,907	$201,575	$135,326	$—	$3,051	$595,445
Substandard - Accruing	—	—	—	—	7,468	—	—	—	7,468
Total public finance	$37,074	$—	$43,512	$174,907	$209,043	$135,326	$—	$3,051	$602,913
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$3,232	$2,183	$5,347	$9,414	$3,482	$2,555	$2	$9,491	$35,706
Pass/Watch	—	53	108	99	145	153	1	46	605
Special Mention	—	—	13	7	—	—	—	—	20
Substandard - Accruing	—	—	—	—	—	—	30	—	30
Substandard - Nonaccrual	—	4	6	—	—	—	—	—	10
Total consumer	$3,232	$2,240	$5,474	$9,520	$3,627	$2,708	$33	$9,537	$36,371
Gross charge-offs	$—	$—	$11	$8	$111	$32	$3	$169	$334

	2023	2022	2021	2020	2019	Prior	Revolving Loans Converted to Term	Revolving	Total
Other:
Pass	$5,890	$7,802	$13,198	$806	$282	$10,227	$4,859	$100,183	$143,247
Pass/Watch	—	—	7,334	—	—	—	—	—	7,334
Substandard - Nonaccrual	—	—	—	—	2,391	—	446	—	2,837
Total other	$5,890	$7,802	$20,532	$806	$2,673	$10,227	$5,305	$100,183	$153,418
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans:
Pass	$772,846	$1,425,245	$832,155	$627,418	$425,971	$643,406	$89,633	$997,236	$5,813,910
Pass/Watch	4,807	4,679	39,338	30,567	11,255	34,416	2,727	95,612	223,401
Special Mention	6,476	47,564	9,392	4,872	3,310	5,030	4,916	6,729	88,289
Substandard - Accruing	5,287	7,582	34,829	9,223	11,065	29,200	3,074	3,909	104,169
Substandard - Nonaccrual	—	6,708	3,865	6,521	7,510	10,509	558	282	35,953
Doubtful	—	—	—	490	547	33	304	—	1,374
Total loans	$789,416	$1,491,778	$919,579	$679,091	$459,658	$722,594	$101,212	$1,103,768	$6,267,096
Gross charge-offs	$—	$—	$2,797	$3,117	$111	$483	$2,995	$169	$9,672

The following table presents information about collateral dependent loans that were individually evaluated for purposes of determining the ACL as of:

	Collateral Dependent Loans With Allowance		Collateral Dependent Loans With No Related Allowance	Total Collateral Dependent Loans
	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
March 31, 2024
Commercial & industrial	$13,452	$6,326	$13,834	$27,286	$6,326
Commercial real estate:
Non-owner occupied	—	—	4,632	4,632	—
Owner occupied	—	—	1,367	1,367	—
Construction and land	—	—	182	182	—
Total commercial real estate	—	—	6,181	6,181	—
Residential real estate	1,154	56	20,214	21,368	56
Consumer	4	4	—	4	4
Other	2,391	102	225	2,616	102
Total loans	$17,001	$6,488	$40,454	$57,455	$6,488
December 31, 2023
Commercial & industrial	$5,084	$2,328	$2,920	$8,004	$2,328
Commercial real estate:
Non-owner occupied	—	—	3,844	3,844	—
Owner occupied	—	—	34	34	—
Construction and land	—	—	185	185	—
Total commercial real estate	—	—	4,063	4,063	—
Residential real estate	1,551	103	20,862	22,413	103
Consumer	10	10	—	10	10
Other	2,391	102	446	2,837	102
Total loans	$9,036	$2,543	$28,291	$37,327	$2,543
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

Loan Modifications Made to Borrowers Experiencing Financial Difficulty:
The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. We use a PD/LGD model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made at the time of a modification. The loan modifications in the table below did not significantly impact our determination of the allowance for credit losses on loans during the three months ended March 31, 2024.
Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses, a change to the allowance for credit losses is generally not recorded upon modification. Occasionally, we modify loans by providing principal forgiveness that is deemed to be uncollectible; therefore, that portion of the loan is written-off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses. Additionally, we may allow a loan to go interest only for a specified period of time.
The following table presents loan modifications for borrowers experiencing financial difficulty during the 12 months ended March 31, 2024, segregated by modification type, regardless of whether such modifications resulted in a new loan.

	Payment Delay	Interest Rate Reduction	% of Total Class of Loans
Commercial and industrial	$283	$—	—%
Commercial real estate:
Owner occupied	—	1,777	0.3%
Total loans	$283	$1,777	0.3%
There were no commitments to lend additional funds to these borrowers at March 31, 2024.
The financial effects of our loan modifications made to borrowers experiencing financial difficulty during the 12 months ended March 31, 2024 were not significant.
We closely monitor the performance of loan modifications made to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts. The following table depicts the performance of loan modifications made to borrowers experiencing financial difficulty that have been modified in the last 12 months:

	Loans Not Past Due	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans Greater than 90 Days Past Due, Still Accruing	Nonaccrual	Total
Commercial and industrial	$—	$—	$—	$—	$283	$283
Commercial real estate:
Owner occupied	1,139	—	—	—	638	1,777
Total loans	$1,139	$—	$—	$—	$921	$2,060

NOTE 4 - Mortgage Servicing Rights
We have investments in mortgage servicing rights (“MSRs”) that result from the sale of loans to the secondary market for which we retain the servicing. We account for these MSRs at their fair value.
The unpaid principal loan balance of our servicing portfolio is presented in the following table as of:

	March 31, 2024	December 31, 2023
Federal National Mortgage Association	$2,479,222	$2,478,732
Federal Home Loan Mortgage Corporation	1,776,419	1,736,329
Government National Mortgage Association	1,123,475	1,094,438
Federal Home Loan Bank	105,310	105,702
Other	1,239	1,258
Total	$5,485,665	$5,416,459
The activity of MSRs carried at fair value is as follows:

	For the three months ended March 31,
	2024	2023
Balance, beginning of period	$76,701	$74,097
Additions:
Servicing resulting from transfers of financial assets	2,031	2,047
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	1,273	(1,168)
Changes in fair value due to pay-offs, pay-downs, and runoff	(1,589)	(1,552)
Balance, end of period	$78,416	$73,424
The following represents the weighted-average key assumptions used to estimate the fair value of MSRs as of:

	March 31, 2024	December 31, 2023	March 31, 2023
Discount rate	10.12%	10.06%	9.87%
Total prepayment speeds	8.02%	7.79%	7.66%
Cost of servicing each loan	$90/per loan	$90/per loan	$88/per loan
Total servicing and ancillary fees earned from the mortgage servicing portfolio is presented in the following table:

	For the three months ended March 31,
	2024	2023
Servicing fees	$3,885	$3,622
Late and ancillary fees	219	185
Total	$4,104	$3,807

NOTE 5 - Derivative Financial Instruments
Banking Derivative Financial Instruments:
We use fair value hedges to seek to manage our exposure to changes in the fair value of certain recognized assets attributable to changes in a benchmark interest rate, such as SOFR. The fair value hedges were determined to be effective during all periods presented and we expect the hedges to remain effective during their remaining terms.
Derivatives not designated as hedges are not speculative and result from a service we provide to certain customers. We execute interest rate swaps with banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously offset by derivatives that we execute with a third-party, such that we minimize our net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.
Derivative instruments are measured at fair value and recorded as a component of prepaid expenses and other assets and accrued expenses and other liabilities.
The components of our banking derivative financial instruments consisted of the following as of:

	Number of Transactions	Expiration Dates	Outstanding Notional	Estimated Fair Value
March 31, 2024
Derivative financial instruments designated as hedging instruments:
Assets:
Interest Rate Products	31	2025 - 2036	$180,633	$15,607
Derivative financial instruments not designated as hedging instruments:
Assets:
Interest Rate Products	49	2024 - 2037	$394,076	$23,397
Other	1	2025	$7,759	$1
Liabilities:
Interest Rate Products	49	2024 - 2037	$394,076	$23,188
Other	2	2028	$6,168	$18
December 31, 2023
Derivative financial instruments designated as hedging instruments:
Assets:
Interest Rate Products	32	2028 - 2036	$195,935	$12,737
Derivative financial instruments not designated as hedging instruments:
Assets:
Interest Rate Products	49	2024 - 2037	$396,111	$19,931
Other	1	2025	$14,638	$7
Liabilities:
Interest Rate Products	49	2024 - 2037	$396,111	$19,869
Other	2	2028	$6,168	$30

We recorded gains and losses on banking derivative assets and liabilities as follows:

	For the three months ended March 31,
	2024	2023
Recorded gain (loss) on banking derivative assets	$6,385	$(2,560)
Recorded (loss) gain on banking derivative liabilities	$(6,232)	$2,256
For the three months ended March 31, 2024 and 2023, our banking derivative financial instruments not designated as hedging instruments generated fee income of $31 and $466, respectively.
The carrying amount of hedged loans receivable as of March 31, 2024 and December 31, 2023 was $167,817 and $184,829, respectively. The cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged loans receivable as of March 31, 2024 and December 31, 2023 was $(11,161) and $(9,567), respectively.
The carrying amount of hedged securities available-for-sale as of March 31, 2024 and December 31, 2023 was $37,213 and $37,701, respectively. The cumulative amount of fair value hedging adjustment, net of tax included in other comprehensive income as of March 31, 2024 and December 31, 2023 was $3,353, and $218, respectively.
Credit-risk-related Contingent Features:
We have agreements with each of our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations.
We also have agreements with our derivative counterparties that contain a provision where if we fail to maintain our status as a well-capitalized institution, then our derivative counterparties have the right but not the obligation to terminate existing swaps. As of March 31, 2024 and December 31, 2023, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $23,937 and $20,508, respectively. As of March 31, 2024 and December 31, 2023, we have minimum collateral posting thresholds with our derivative counterparties and have posted collateral of $10,340 and $9,040, respectively. If we had breached any of these provisions at March 31, 2024, we could have been required to settle our obligations under the agreements at their termination value of $23,937.
Mortgage Banking Derivative Financial Instruments:
The components of our mortgage banking derivative financial instruments consisted of the following as of:

	Expiration Dates	Outstanding Notional	Estimated Fair Value
March 31, 2024
Derivative financial instruments
Assets:
Futures	2024	$27,600	$282
Forward MBS trades	2024	$101,000	$39
Interest rate lock commitments (IRLC)	2024	$87,504	$953
December 31, 2023
Derivative financial instruments
Assets:
Forward MBS trades	2024	$28,700	$2,153
Interest rate lock commitments (IRLC)	2024	$41,404	$252
Liabilities:
Forward MBS trades	2024	$77,000	$606

We recorded gains and losses on mortgage banking derivative assets and liabilities as follows:

	For the three months ended March 31,
	2024	2023
Recorded gain on mortgage banking derivative assets	$58	$850
Recorded loss on mortgage banking derivative liabilities	$—	$(535)
NOTE 6 - Deposits
The composition of our deposits is as follows as of:

	March 31, 2024	December 31, 2023
Noninterest-bearing demand deposit accounts	$1,517,315	$1,530,506
Interest-bearing deposit accounts:
Interest-bearing demand accounts	542,184	534,540
Savings accounts and money market accounts	2,473,255	2,446,632
NOW accounts	39,181	56,819
Certificate of deposit accounts:
Less than $100	778,719	714,171
$100 through $250	565,691	569,696
Greater than $250	529,043	521,739
Total interest-bearing deposit accounts	4,928,073	4,843,597
Total deposits	$6,445,388	$6,374,103
The following table summarizes the interest expense incurred on our deposits:

	For the three months ended March 31,
	2024	2023
Interest-bearing deposit accounts:
Interest-bearing demand accounts	$4,719	$1,175
Savings accounts and money market accounts	10,671	5,513
NOW accounts	142	59
Certificate of deposit accounts	20,858	7,432
Total interest-bearing deposit accounts	$36,390	$14,179

The remaining maturity on certificate of deposit accounts is as follows as of:

March 31, 2024
Remainder of 2024	$1,687,202
2025	162,417
2026	11,817
2027	4,190
2028	2,257
2029	2,917
Thereafter	2,653
Total certificate of deposit accounts	$1,873,453
NOTE 7 - Securities Sold Under Agreements to Repurchase
Information concerning securities sold under agreements to repurchase is as follows as of and for the periods ended:

	March 31, 2024	December 31, 2023
Amount outstanding at period-end	$20,423	$24,693
Average daily balance during the period	$21,254	$28,316
Average interest rate during the period	1.02%	0.84%
Maximum month-end balance during the period	$24,240	$40,432
Weighted average interest rate at period-end	0.92%	0.91%
At March 31, 2024 and December 31, 2023, such agreements were secured by investment and mortgage-related securities with an approximate carrying amount of $34,191 and $30,810, respectively. Pledged securities are maintained by safekeeping agents at the direction of the Bank. Our agreements to repurchase generally mature daily, and they are considered to be in an overnight and continuous position.
NOTE 8 - Debt
FHLB advances
The following is a breakdown of our FHLB advances and other borrowings outstanding as of:

	March 31, 2024		December 31, 2023
	Amount	Rate	Amount	Rate
Variable rate line-of-credit advance	$144,810	5.53%	$389,468	5.55%
The advances were collateralized by $1,732,458 and $1,674,096 of loans pledged to the FHLB as of March 31, 2024 and December 31, 2023, respectively.
As of March 31, 2024 and December 31, 2023, the Bank had total borrowing capacity with the FHLB that is based on qualified collateral lending values of $1,205,586 and $1,192,022, respectively. Our additional borrowing availability with the FHLB at March 31, 2024 was $960,297. These borrowings can be in the form of additional term advances or a line-of-credit.
FRB advances
We also had a $2,023,853 line-of-credit with the FRB. The agreement bears interest at the Fed Funds target rate plus 0.50% and is secured by $2,547,025 of investment securities and loans pledged to the FRB as collateral. No amounts were drawn on the line-of-credit as of March 31, 2024.

Other borrowings
We have lines-of-credit with certain other financial institutions totaling $160,000 as of March 31, 2024. No amounts were drawn on these lines-of-credit at March 31, 2024.
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
Trust preferred securities
We have issued $9,279 in trust preferred securities through a special-purpose trust, New Mexico Banquest Capital Trust I (“NMBCT I”). In addition, we have issued $4,640 in trust preferred securities through a special purpose trust, New Mexico Banquest Capital Trust II (“NMBCT II”, and together with NMBCT I, collectively referred to as “NMBCT Trusts”). Interest is payable quarterly at a rate of three-month term SOFR (three-month LIBOR as of March 31, 2023) plus 3.35% (8.91% and 8.08% as of March 31, 2024 and 2023, respectively) for the trust preferred securities issued through NMBCT I and at a rate of three-month term SOFR (three-month LIBOR as of March 31, 2023) plus 2.00% (7.58% and 6.92% as of March 31, 2024 and 2023, respectively) for the trust preferred securities issued through NMBCT II.
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

NOTE 9 - Earnings Per Share
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
The following table sets forth the computation of basic and diluted earnings per share of common stock:

	For the three months ended March 31,
	2024	2023
Net income applicable to common stockholders	$12,296	$26,281
Weighted Average Shares
Weighted average common shares outstanding	27,019,625	24,923,259
Effect of dilutive securities
Stock-based awards	609,316	564,323
Weighted average diluted common shares	27,628,941	25,487,582
Earnings per common share
Basic earnings per common share	$0.46	$1.05
Effect of dilutive securities
Stock-based awards	(0.01)	(0.02)
Diluted earnings per common share	$0.45	$1.03
Convertible notes payable for 85,500 shares of common stock were not considered in computing diluted earnings per share for the three months ended March 31, 2023, because they were antidilutive.
NOTE 10 - Accumulated Other Comprehensive Income (Loss)
The following table sets forth the components in accumulated other comprehensive income (loss):

	For the three months ended March 31,
	2024	2023
Securities available-for-sale:
Balance, beginning of period	$(45,399)	$(46,157)
Unrealized (loss) gain	(7,538)	3,006
Income tax effect	1,843	(735)
Net unrealized(loss) gain	(5,695)	2,271
Balance, end of period	$(51,094)	$(43,886)

Fair value hedges of securities available-for-sale:
Balance, beginning of period	$2,392	$2,174
Unrealized gain (loss)	1,272	(906)
Income tax effect	(311)	222
Net unrealized gain (loss)	961	(684)
Balance, end of period	$3,353	$1,490

NOTE 11 - Stockholders’ Equity
As of March 31, 2024 and December 31, 2023, the Company has 10,000,000 shares of preferred stock authorized, $0.0001 par value, of which none were issued or outstanding, respectively.
As of March 31, 2024 and December 31, 2023, the Company has 50,000,000 shares of common stock authorized, $0.0001 par value, of which 27,442,943 and 24,960,639 shares were issued and outstanding, respectively.
For potential changes to our authorized shares as a result of our proposed merger with HomeStreet, see Charter Amendment in Note 1 - Organization and Basis of Presentation.
Upfront Securities Purchase Agreement
On January 16, 2024 in accordance with the Upfront Securities Purchase Agreement, we issued we 2,461,538 shares of our common stock in a private placement for $80.0 million. For additional details see Upfront Securities Purchase Agreement in Note 1 - Organization and Basis of Presentation.
Equity Incentive Plans:
2017 Equity Incentive Plan
The 2017 Equity Incentive Plan (the “2017 Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock and other stock awards to its employees, directors and consultants for up to 1,977,292 shares of FirstSun common stock in the aggregate.
The following table presents stock options outstanding as of and for the three months ended March 31, 2024.

	Shares	Weighted-Average Exercise Price, per Share	Weighted-Average Remaining Contractual Term (years)
Outstanding, beginning of period	1,245,000	$20.25
Exercised	(26,943)	19.72
Outstanding, end of period	1,218,057	$20.27	4.06
Options vested or expected to vest	1,218,057	$20.27
Options exercisable, end of period	1,211,582	$20.20	4.04
There were no grants or forfeitures during the three months ended March 31, 2024:
At March 31, 2024, there was $89 of total unrecognized compensation cost related to non-vested stock options. The unrecognized compensation cost at March 31, 2024 is expected to be recognized over the following two years. At March 31, 2024 the intrinsic value of the stock options was $18,154.
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
In March 2024, we granted special restricted stock awards of 424,098 shares to certain officers of the Company for (i) retention purposes and (ii) to incentivize them in their efforts to work towards both a timely and efficient consummation of our merger with HomeStreet and a successful post-closing integration of the two companies. These awards are subject to and conditioned upon closing of the merger with HomeStreet, provided that if the closing of the merger does not occur, the awards will be cancelled. Because the special restricted stock awards are contingent upon the closing of the merger with HomeStreet, no expense has been incurred during the three months ended March 31, 2024. These awards will vest one-third per year over a three-year period, provided that the officer continues to provide services to the Company on the applicable vesting date, with accelerated vesting upon death, disability, or termination by the Company under certain conditions.

In March 2024, we issued 11,739 shares of restricted stock that will fully vest in March 2025. In May 2023, we issued 15,007 shares of restricted stock that will fully vest in May 2024. In May 2022, we issued 11,344 shares of restricted stock that were fully vested in May 2023. At March 31, 2024, there was $555 of total unrecognized compensation cost related to the non-vested restricted stock.
In May 2023, we issued performance-based restricted stock under the LTIP that, subject to the achievement of performance conditions, will fully vest in April 2026. At March 31, 2024, we determined it is probable that 64,455 shares will be issued based upon the probability that the performance conditions will be achieved. At March 31, 2024, there was $1,222 of total unrecognized compensation cost related to the non-vested restricted stock granted on these probable shares.
In May 2022, we issued performance-based restricted stock under the LTIP that, subject to the achievement of performance conditions, will fully vest in April 2025. At March 31, 2024, we determined it is probable that 52,795 shares will be issued based upon the probability that the performance conditions will be achieved. At March 31, 2024, there was $628 of total unrecognized compensation cost related to the non-vested restricted stock granted on these probable shares.
For the three months ended March 31, 2024 and 2023, we recorded total compensation cost from the 2017 and 2021 Plans of $492 and $426, respectively.
Acquired Equity Incentive Plans
In conjunction with a previous acquisition, we assumed certain options that had been granted under such option plans. All assumed options were fully vested and exercisable. No further options will be granted under the plans. The following table presents stock options outstanding as of and for the three months ended March 31, 2024.

	Shares	Weighted-Average Exercise Price, per Share	Weighted-Average Remaining Contractual Term (years)
Outstanding, beginning of period	121,901	$23.26
Exercised	(522)	17.24
Outstanding, vested, and exercisable, end of period	121,379	$23.29	3.64
At March 31, 2024 the intrinsic value of the stock options was $1,446.
NOTE 12 - Income Taxes
The provision for income taxes in interim periods requires us to make an estimate of the effective tax rate expected to be applicable for the full year, adjusted for any discrete items for the applicable period. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes.
The provision for income tax is summarized as follows:

	For the three months ended March 31,
	2024	2023
Provision for income taxes	$2,990	$7,141
Effective tax provision rate	19.6%	21.4%
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
The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. As of March 31, 2024, both the Parent Company and the Bank met all capital adequacy requirements to which they were subject.
Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of March 31, 2024 and December 31, 2023, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.
Actual and required capital amounts for the Parent Company are as follows as of:

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2024
Total risk-based capital to risk-weighted assets:	$1,045,877	14.73%	$567,975	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$890,558	12.54%	$425,982	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$890,558	12.54%	$319,486	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$890,558	11.73%	$303,585	4.00%	N/A	N/A
December 31, 2023
Total risk-based capital to risk-weighted assets:	$953,331	13.25%	$575,434	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$798,167	11.10%	$431,575	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$798,167	11.10%	$323,682	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$798,167	10.52%	$303,410	4.00%	N/A	N/A

Actual and required capital amounts for the Bank are as follows as of:

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2024
Total risk-based capital to risk-weighted assets:	$933,996	13.18%	$566,996	8.00%	$708,745	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$854,122	12.05%	$425,247	6.00%	$566,996	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$854,122	12.05%	$318,935	4.50%	$460,684	6.50%
Tier 1 leverage capital to average assets:	$854,122	11.27%	$303,044	4.00%	$378,805	5.00%
December 31, 2023
Total risk-based capital to risk-weighted assets:	$918,050	12.79%	$574,280	8.00%	$717,850	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$838,199	11.68%	$430,710	6.00%	$574,280	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$838,199	11.68%	$323,033	4.50%	$466,603	6.50%
Tier 1 leverage capital to average assets:	$838,199	11.05%	$303,321	4.00%	$379,151	5.00%
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
The following table sets forth our assets and liabilities measured at fair value on a recurring basis as of:

	Level 1	Level 2	Level 3
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total Estimated Fair Value
March 31, 2024
Available-for-sale securities	$48,078	$451,000	$—	$499,078
Loans held-for-sale	—	56,813	—	56,813
Mortgage servicing rights	—	—	78,416	78,416
Derivative financial instruments - assets	—	40,279	—	40,279
Derivative financial instruments - liabilities	—	(23,206)	—	(23,206)
Total	$48,078	$524,886	$78,416	$651,380

December 31, 2023
Available-for-sale securities	$54,234	$462,523	$—	$516,757
Loans held-for-sale	—	54,212	—	54,212
Mortgage servicing rights	—	—	76,701	76,701
Derivative financial instruments - assets	—	35,073	—	35,073
Derivative financial instruments - liabilities	—	(20,475)	—	(20,475)
Total	$54,234	$531,333	$76,701	$662,268
For further details on our Level 3 inputs related to MSRs, see Note 4 - Mortgage Servicing Rights.
The following table presents a reconciliation for our Level 3 assets measured at fair value on a recurring basis:

	For the three months ended March 31,
	2024	2023
Balance, beginning of period	$76,701	$74,097
Total losses included in earnings	(316)	(2,720)
Purchases, issuances, sales and settlements:
Issuances	2,031	2,047
Balance, end of period	$78,416	$73,424

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

	Level 3
	March 31, 2024	December 31, 2023
Collateral dependent loans:
Commercial and industrial	$7,126	$2,756
Residential real estate	1,098	1,448
Other	2,289	2,289
Total collateral dependent loans	$10,513	$6,493

Other real estate owned and foreclosed assets, net:
Commercial real estate	$3,133	$3,133
Residential real estate	1,281	967
Total other real estate owned and foreclosed assets, net:	$4,414	$4,100
The fair value of the financial assets in the table above utilize the market approach valuation technique, with discount adjustments for differences between comparable sales.

Fair value of financial instruments not carried at fair value:
The carrying amounts and estimated fair values of financial instruments not carried at fair value are as follows as of:

		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
March 31, 2024
Assets:
Cash and cash equivalents	$383,605	$383,605	$383,605	$—	$—
Securities held-to-maturity	36,640	31,035	—	31,035	—
Loans (excluding collateral dependent loans at fair value)	6,274,355	6,150,693	—	—	6,150,693
Restricted equity securities	27,080	27,080	—	27,080	—
Accrued interest receivable	35,868	35,868	—	2,517	33,351

Liabilities:
Deposits (excluding demand deposits)	$4,385,889	$4,377,620	$2,512,436	$1,865,184	$—
Securities sold under agreements to repurchase	20,423	20,423	—	20,423	—
FHLB advances	144,810	144,810	—	144,810	—
Subordinated debt, net	75,445	71,959	—	71,959	—
Accrued interest payable	12,031	12,031	—	12,031	—
December 31, 2023
Assets:
Cash and cash equivalents	$479,362	$479,362	$479,362	$—	$—
Securities held-to-maturity	36,983	32,181	—	32,181	—
Loans (excluding collateral dependent loans at fair value)	6,260,603	6,121,749	—	—	6,121,749
Restricted equity securities	38,072	38,072	—	38,072	—
Accrued interest receivable	37,099	37,099	—	2,220	34,879

Liabilities:
Deposits (excluding demand deposits)	$4,309,057	$4,298,164	$2,503,451	$1,794,713	$—
Securities sold under agreements to repurchase	24,693	24,693	—	24,693	—
FHLB advances	389,468	389,468	—	389,468	—
Subordinated debt, net	75,313	72,073	—	72,073	—
Accrued interest payable	13,580	13,580	—	13,580	—
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
Significant segment totals are reconciled to the financial statements as follows for the three months ended March 31,:

	Banking	Mortgage Operations	Corporate	Total Segments
2024
Summary of Operations
Net interest income (loss)	$68,522	$3,519	$(1,235)	$70,806

Provision (benefit) for credit losses	17,864	(1,364)	—	16,500

Noninterest income:
Service charges on deposit accounts	5,768	—	—	5,768
Credit and debit card fees	2,802	1	—	2,803
Trust and investment advisory fees	1,463	—	—	1,463
Income from mortgage banking services, net	(583)	10,085	—	9,502
Other noninterest income	3,272	—	—	3,272
Total noninterest income	12,722	10,086	—	22,808

Noninterest expense:
Salary and employee benefits	29,763	7,149	441	37,353
Occupancy and equipment	7,759	792	44	8,595
Other noninterest expenses	9,769	3,924	2,187	15,880
Total noninterest expense	47,291	11,865	2,672	61,828

Income (loss) before income taxes	$16,089	$3,104	$(3,907)	$15,286

Other Information
Depreciation expense	$1,459	$50	$—	$1,509
Identifiable assets	$6,695,912	$947,437	$138,252	$7,781,601

	Banking	Mortgage Operations	Corporate	Total Segments
2023
Summary of Operations
Net interest income (loss)	$73,486	$1,882	$(1,251)	$74,117

Provision for credit losses	2,414	946	—	3,360

Noninterest income:
Service charges on deposit accounts	5,015	—	—	5,015
Credit and debit card fees	2,981	—	—	2,981
Trust and investment advisory fees	1,461	—	—	1,461
Income from mortgage banking services, net	(188)	7,617	—	7,429
Other noninterest income	2,045	—	—	2,045
Total noninterest income	11,314	7,617	—	18,931

Noninterest expense:
Salary and employee benefits	27,784	6,772	493	35,049
Occupancy	7,605	710	40	8,355
Other noninterest expenses	8,235	3,509	1,118	12,862
Total noninterest expense	43,624	10,991	1,651	56,266

Income (loss) before income taxes	$38,762	$(2,438)	$(2,902)	$33,422

Other Information
Depreciation expense	$1,649	$61	$—	$1,710
Identifiable assets	$6,728,396	$819,317	$62,743	$7,610,456

NOTE 16 - Commitments and Contingencies
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
Undistributed portion of committed loans and unused lines of credit
Loan commitments are agreements to lend to a customer as long as there is no customer violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee. As of March 31, 2024 and December 31, 2023, commitments included the funding of fixed-rate loans totaling $204,123 and $191,415 and variable-rate loans totaling $1,485,047 and $1,656,434, respectively. The fixed-rate loan commitments have interest rates ranging from 1.00% to 18.00% at March 31, 2024 and December 31, 2023, and maturities ranging from 1 month to 19 years at March 31, 2024 and from 1 month to 19 years at December 31, 2023.
Standby letters of credit
Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third-party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since many of the loan commitments and letters of credit expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, owner occupied real estate, and/or income-producing commercial properties. As of March 31, 2024 and December 31, 2023, our standby letters of credit commitment totaled $29,448 and $14,490, respectively.
MPF Master Commitments
The Bank has executed MPF Master Commitments (Commitments) with the FHLB to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB’s first loss account for mortgages delivered under the Commitments. The Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to manage the credit risk of the MPF Program mortgage loans. As of March 31, 2024 and December 31, 2023, the Bank considered the amount of any of its liability for the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments to be immaterial, and has not recorded a liability and offsetting receivable. As of March 31, 2024 and December 31, 2023, the maximum potential amount of future payments that the Bank would have been required to make under the Commitments was $3,811 and $3,810, respectively. Under the Commitments, the Bank agrees to service the loans and therefore, is responsible for any necessary foreclosure proceedings. Any future recoveries on any losses would not be paid by the FHLB under the Commitments. The Bank has not experienced any material losses under these guarantees.
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

Litigation
Overdraft Fee Litigation:
On September 13, 2021, Samantha Besser filed a putative class action amended complaint against the Bank in the United States District Court for the District of Colorado. The amended complaint alleges that the Bank improperly charged multiple insufficient funds or overdraft fees. The Plaintiff seeks unspecified restitution, actual and statutory damages, costs, attorneys’ fees, pre-judgment interest, and other relief as the Court deems proper. On September 27, 2021, the Bank filed a motion to dismiss the amended complaint, which was denied on March 11, 2024. The case is now in discovery. At this time, the Bank is unable to reasonably estimate the outcome of this litigation.
Check Fraud Litigation
Rodeo Electrical Services, Inc. and its owner (“RESI”) filed a civil action against the Bank on June 23, 2020 in the Santa Fe County, New Mexico District Court. The complaint alleged that the Bank conspired with or otherwise aided a former RESI employee’s embezzlement of approximately $0.4 million from RESI. The complaint sought compensatory, exemplary, statutory and punitive damages, as well as payment of RESI’s legal fees and expenses. On January 18, 2024, the jury awarded RESI approximately $2.1 million which included punitive damages. Final judgment, which will include post-judgment interest, has not been rendered by the Court. A supplemental award of RESI’s legal fees will likely be entered by July 1, 2024. We believe the judgment will be covered by insurance; therefore, such outcome will not have a material financial impact on the Bank.
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

NOTE 17 - Lease Commitments
Our leases relate primarily to office space and bank branches with remaining lease terms of generally 1 to 15 years. Certain lease arrangements contain extension options which typically range from 5 to 10 years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.

	March 31, 2024	December 31, 2023
ROU asset on leased property, gross	$37,660	$36,520
Accumulated amortization	(13,031)	(12,293)
ROU asset, net (included in prepaid expenses and other assets in our consolidated balance sheets)	$24,629	$24,227
Lease liability (included in accrued expenses and other liabilities in our consolidated balance sheets)	$26,834	$26,431
Weighted Average Remaining Life - Operating Leases	5.35	5.56
Weighted Average Rate - Operating Leases	2.31%	2.10%
The following table reconciles future undiscounted lease payments due under non-cancelable operating leases to the aggregate operating lessee lease liability as of March 31, 2024:

Remainder of 2024	$7,656
2025	6,248
2026	4,294
2027	2,911
2028	2,601
2029	4,654
Thereafter	230
Total undiscounted operating lease liability	28,594
Imputed interest	1,760
Total operating lease liability included in the accompanying balance sheet	$26,834
Total lease expense for three months ended March 31, 2024 and 2023 was $1,924 and $1,898, respectively. The components of total lease expense for the periods ended March 31, 2024 was as follows:

	For the three months ended March 31,
	2024	2023
Operating leases	$1,922	$1,869
Short-term leases	47	46
Sublease income	(45)	(17)
Net lease expense	$1,924	$1,898
We do not currently have any significant finance leases in which we are the lessee, material related-party leases, leases containing residual value guarantees or restrictive covenants.

NOTE 18 - Subsequent Events
The Company has evaluated subsequent events for potential recognition and disclosure through the filing date of this Form 10-Q.
On April 30, 2024, FirstSun and HomeStreet executed an Amendment to the Merger Agreement by and among FirstSun, HomeStreet, and Merger Sub pursuant to which, upon the terms and subject to the conditions set forth therein, FirstSun will acquire HomeStreet and HomeStreet Bank, HomeStreet’s wholly-owned bank subsidiary.
The Amendment provides for, among other things:

•An increase in FirstSun’s total equity capital raised in connection with the merger of an additional $45 million to $60 million, resulting in an increase from an aggregate capital raise of $175 million to up to $235 million;
•A revised exchange ratio pursuant to which HomeStreet shareholders will receive 0.3867 shares (from 0.4345 shares under the Merger Agreement) of FirstSun common stock for each share of HomeStreet common stock;
•A reduced termination fee payable by HomeStreet, in certain circumstances, if HomeStreet receives a competing acquisition proposal within 30 days after the effective date of the Amendment from $10 million to $2.6 million plus reimbursement of FirstSun’s transaction fees and expenses;
•That the combined company’s ongoing banking operations will operate under a Texas state charter with FirstSun’s subsidiary bank, Sunflower Bank, converting from a national bank to a Texas state chartered bank and that Sunflower will also seek membership in the Federal Reserve System;
•An amended definition of requisite regulatory approvals such that the approval of the OCC is replaced with the approval of the Texas Department of Banking and additional approvals of the Federal Reserve Board;
•FirstSun’s issuance of $48.5 million of subordinated debt concurrently with the closing of the merger, the proceeds of which will be contributed to Sunflower Bank to further support Sunflower Bank’s capital:
•HomeStreet’s disposition of approximately $300 million of certain commercial real estate loans upon closing of the merger, or as soon as reasonably practicable afterward.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of FirstSun
In this section, unless the context suggests otherwise, references to “we,” “us,” and “our” mean the combined business of FirstSun and its wholly-owned subsidiaries, Sunflower Bank, Logia Portfolio Management, LLC, and FEIF Capital Partners, LLC.
The following discussion and analysis of FirstSun’s consolidated financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and accompanying footnotes included in Item 1 of this Form 10-Q as well as our audited consolidated financial statements and footnotes for the year ended December 31, 2023 included in our 2023 Annual Report that we filed with the SEC on March 7, 2024. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate trends in operations or results of operations for any future periods.
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
General Overview
FirstSun Capital Bancorp, headquartered in Denver, Colorado, is the financial holding company for Sunflower Bank, National Association, which is headquartered in Dallas, Texas and operates as Sunflower Bank, First National 1870 and Guardian Mortgage. We conduct a full-service community banking and trust business through our wholly-owned subsidiaries—Sunflower Bank, Logia Portfolio Management, LLC, and FEIF Capital Partners, LLC. Sunflower Bank is currently regulated by the Office of the Comptroller of the Currency. We have announced our intention to convert Sunflower Bank to a state chartered bank regulated by the Texas Department of Banking and to seek membership with the Federal Reserve later this year.
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

Pending Merger with HomeStreet, Inc. and Common Equity Raise
On January 16, 2024, FirstSun and HomeStreet entered into a definitive merger agreement. Under the merger agreement, FirstSun will continue as the surviving entity and Sunflower Bank will continue as the surviving bank. On April 30, 2024, FirstSun and HomeStreet entered into an amendment to the merger agreement to, among other things, increase total equity capital raised in connection with the merger, revise the exchange ratio pursuant to which the HomeStreet shareholders will receive FirstSun common stock, and reduce the termination fee payable by HomeStreet in certain circumstances. The amendment was unanimously approved by the Boards of Directors of each of FirstSun and HomeStreet. For more complete information related to the Merger Agreement and Amendment see Proposed Merger with HomeStreet in Note 1 -

Organization and Basis of Presentation and Note 18 - Subsequent Events in our unaudited consolidated financial statements included elsewhere in this report.
The merger is expected to close in the fourth quarter of 2024 and the combined entity is expected to have total assets of approximately $17 billion and 129 branch locations. The combined entity’s expanded footprint includes, FirstSun’s current presence in the Southwest and Midwest together with HomeStreet’s presence in Southern California, Hawaii and the Pacific Northwest.
Concurrently with entry into the HomeStreet merger agreement, FirstSun entered into investment agreements with investors to raise capital to support the merger. These agreements included an initial $80 million investment in FirstSun common stock. Concurrently with the amendment to the merger agreement, FirstSun entered into an amendment to the investment agreements with the investors to increase the amount of investment to support the merger. For additional information related to the agreements to raise additional equity capital for the merger, see Investment Agreements in Note 1 - Organization and Basis of Presentation and Note 18 - Subsequent Events in our unaudited consolidated financial statements included elsewhere in this report.

Financial Summary
First Quarter 2024 Highlights:
•Net income of $12.3 million, $0.45 per diluted share (excluding merger costs, $14.6 million, $0.53 per diluted share, see the “Non-GAAP Financial Measures and Reconciliations” below)
•Net interest margin of 3.99%
•Return on average total assets of 0.64% (excluding merger costs, 0.76%, see the “Non-GAAP Financial Measures and Reconciliations” below)
•Return on average stockholders’ equity of 5.15% (excluding merger costs, 6.11%, see the “Non-GAAP Financial Measures and Reconciliations” below)
•Loan growth of 1.1% annualized
•Deposit growth of 4.5% annualized
•24.4% noninterest income to total revenue1
Net income totaled $12.3 million for the first quarter of 2024 compared to net income of $26.3 million for the first quarter of 2023. Earnings per diluted share were $0.45 for the first quarter of 2024 compared to $1.03 for the first quarter of 2023. Earnings for the first quarter of 2024 were negatively impacted by $2.3 million of merger costs, net of tax, or $0.08 per diluted share and a $13.1 million loan charge-off, net of tax, or $0.47 per diluted share.
We entered into a merger agreement with HomeStreet on January 16, 2024, and we concurrently entered into an upfront securities purchase agreement with the Investors, pursuant to which we issued 2.46 million shares of our common stock in a private placement for $80.0 million.

1 Total revenue is net interest income plus noninterest income.

The following table sets forth certain summary financial and other information of FirstSun:

	For the three months ended March 31,		For the year ended December 31,
($ in thousands, except share and per share amounts)	2024	2023	2023
Income Statement:
Net interest income	$70,806	$74,117	$293,431
Taxable equivalent adjustment	1,318	1,242	5,086
Net interest income - fully tax equivalent ("FTE") basis (non-GAAP) (3)	$72,124	$75,359	$298,517
Provision for credit losses	$16,500	$3,360	$18,247
Noninterest income	$22,808	$18,931	$79,092
Noninterest expense	$61,828	$56,266	$222,793
Net income	$12,296	$26,281	$103,533
Per Common Share Data:
Weighted average diluted common shares	27,628,941	25,487,582	25,387,196
Net income (basic)	$0.46	$1.05	$4.15
Net income (diluted)	$0.45	$1.03	$4.08
Cash dividends	$—	$—	$—
Dividend payout ratio	—%	—%	—%
Book value	$35.15	$32.06	$35.14
Tangible book value (non-GAAP) (3)	$31.37	$27.72	$30.96
Performance Ratios:
Return on average total assets	0.64%	1.44%	1.38%
Return on average stockholders' equity	5.15%	13.37%	12.50%
Return on tangible common stockholders' equity (non-GAAP) (3)	6.01%	15.70%	13.89%
Return on average tangible common stockholders' equity (non-GAAP) (3)	6.08%	16.01%	14.88%
Net interest margin	3.99%	4.39%	4.23%
Efficiency ratio (1)	66.05%	60.47%	59.81%
Net charge-offs (recoveries) to average loans outstanding	1.11%	—%	0.13%
Allowance for credit losses to loans	1.27%	1.23%	1.28%
Nonperforming loans to total loans (2)	0.92%	0.54%	1.01%
Balance Sheet:
Total loans, excluding loans held-for-sale	$6,284,868	$6,060,975	$6,267,096
Total assets	$7,781,601	$7,610,456	$7,879,724
Total deposits	$6,445,388	$5,994,266	$6,374,103
Total borrowed funds	$220,255	$657,658	$464,781
Total stockholders' equity	$964,662	$799,050	$877,197
Capital Ratios:
Total risk-based capital to risk-weighted assets	14.73%	12.19%	13.25%
Tier 1 risk-based capital to risk-weighted assets	12.54%	10.11%	11.10%
Common Equity Tier 1 (CET 1) to risk-weighted assets	12.54%	10.11%	11.10%
Tier 1 leverage capital to average assets	11.73%	9.86%	10.52%
Average stockholders' equity to average total assets	12.49%	10.76%	11.05%
Tangible common stockholders' equity to tangible assets (non-GAAP) (3)	11.21%	9.21%	9.94%
Tangible common stockholders’ equity to tangible assets reflecting net unrealized losses on HTM securities, net of tax (non-GAAP) (3)	11.17%	9.16%	9.90%
Nonfinancial Data:
Full-time equivalent employees	1,154	1,122	1,110
Banking branches	69	69	69
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

Non-GAAP Financial Measures and Reconciliations
The non-GAAP financial measures presented below are used by our management and our Board of Directors on a regular basis in addition to our GAAP results to facilitate the assessment of our financial performance. Management believes these non-GAAP financial measures enhance an investor’s understanding of our financial results by providing a meaningful basis for period-to-period comparisons, assisting in operating results analysis, and predicting future performance. This information supplements our GAAP reported results, and should not be viewed in isolation from, or as a substitute for, our GAAP results. Accordingly, this financial information should be read in conjunction with our consolidated financial statements and notes thereto for the three months ended March 31, 2024, included elsewhere in this report. Non-GAAP financial measures exclude certain items that are included in the financial results presented in accordance with GAAP. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. These non-GAAP measures are not necessarily comparable to similar measures that may be represented by other companies.
The following table presents GAAP to non-GAAP reconciliations:

	For the three months ended March 31,		For the year ended December 31,
($ in thousands, except share and per share amounts)	2024	2023	2023
Tangible common stockholders’ equity and tangible book value per common share:
Total common stockholders' equity (GAAP)	$964,662	$799,050	$877,197
Less: Goodwill and other intangible assets
Goodwill	(93,483)	(93,483)	(93,483)
Other intangible assets	(10,168)	(14,762)	(10,984)
Total tangible common stockholders' equity (non-GAAP)	$861,011	$690,805	$772,730
Total common shares outstanding	27,442,943	24,924,023	24,960,639
Book value per common share (GAAP)	$35.15	$32.06	$35.14
Tangible book value per common share (non-GAAP)	$31.37	$27.72	$30.96
Tangible net income and return on tangible common stockholders’ equity:
Net income (GAAP)	$12,296	$26,281	$103,533
Add: Intangible amortization, net of tax	644	825	3,809
Tangible net income (non-GAAP)	$12,940	$27,106	$107,342
Total tangible common stockholders’ equity (non-GAAP) (see above)	$861,011	$690,805	$772,730
Return on common stockholders’ equity (GAAP)	5.10%	13.16%	11.80%
Return on tangible common stockholders’ equity (non-GAAP)	6.01%	15.70%	13.89%
Return on average tangible common stockholders’ equity:
Tangible net income (non-GAAP) (see above)	$12,940	$27,106	$107,342
Total average common stockholders' equity (GAAP)	$955,145	$786,272	$828,102
Less: Average goodwill and other intangible assets
Average goodwill	(93,483)	(93,483)	(93,483)
Average other intangible assets	(10,563)	(15,371)	(13,178)
Total average tangible common stockholders' equity (non-GAAP)	$851,099	$677,418	$721,441
Return on average common stockholders’ equity (GAAP)	5.15%	13.37%	12.50%
Return on average tangible common stockholders’ equity (non-GAAP)	6.08%	16.01%	14.88%
Net interest margin - FTE basis:
Net interest income (GAAP)	$70,806	$74,117	$293,431
Taxable equivalent adjustment	1,318	1,242	5,086
Net interest income - FTE basis (non-GAAP)	$72,124	$75,359	$298,517
Average earning assets	$7,100,323	$6,755,933	$6,935,567
Net interest margin (GAAP)	3.99%	4.39%	4.23%
Net interest margin - FTE basis (non-GAAP)	4.06%	4.46%	4.29%

	For the three months ended March 31,		For the year ended December 31,
($ in thousands, except share and per share amounts)	2024	2023	2023
Tangible common stockholders’ equity to tangible assets:
Total assets (GAAP)	$7,781,601	$7,610,456	$7,879,724
Less: Goodwill and other intangible assets
Goodwill	(93,483)	(93,483)	(93,483)
Other intangible assets	(10,168)	(14,762)	(10,984)
Total tangible assets (non-GAAP)	$7,677,950	$7,502,211	$7,775,257
Total tangible common stockholders’ equity (non-GAAP) (see above)	$861,011	$690,805	$772,730
Common stockholders' equity to total assets (GAAP)	12.40%	10.50%	11.13%
Tangible common stockholders’ equity to tangible assets (non-GAAP)	11.21%	9.21%	9.94%
Tangible common stockholders’ equity to tangible assets reflecting net unrealized losses on HTM securities, net of tax:
Total tangible common stockholders' equity (non-GAAP) (see above)	$861,011	$690,805	$772,730
Less: Net unrealized losses on HTM securities, net of tax	(4,236)	(3,754)	(3,629)
Total tangible common stockholders’ equity less net unrealized losses on HTM securities, net of tax (non-GAAP)	$856,775	$687,051	$769,101
Total tangible assets (non-GAAP) (see above)	$7,677,950	$7,502,211	$7,775,257
Less: Net unrealized losses on HTM securities, net of tax	(4,236)	(3,754)	(3,629)
Total tangible assets less net unrealized losses on HTM securities, net of tax (non-GAAP)	$7,673,714	$7,498,457	$7,771,628
Tangible common stockholders’ equity to tangible assets (non-GAAP)	11.21%	9.21%	9.94%
Tangible common stockholders’ equity to tangible assets reflecting net unrealized losses on HTM securities, net of tax (non-GAAP)	11.17%	9.16%	9.90%
Net income excluding merger costs:
Net income (GAAP)	$12,296	$26,281	$103,533
Add: Merger costs
Merger related expenses	2,489	—	—
Income tax effect on merger related expenses	(193)	—	—
Total merger costs	2,296	—	—
Net income excluding merger costs (non-GAAP)	$14,592	$26,281	$103,533
Return on average total assets excluding merger costs:
Return on average total assets (ROAA) (GAAP)	0.64%	1.44%	1.38%
Add: Impact of merger costs, net of tax	0.12%	—%	—%
ROAA excluding merger costs (non-GAAP)	0.76%	1.44%	1.38%
Return on average common stockholders’ equity excluding merger costs:
Return on average common stockholders' equity (ROAE) (GAAP)	5.15%	13.37%	12.50%
Add: Impact of merger costs, net of tax	0.96%	—%	—%
ROAE excluding merger costs (non-GAAP)	6.11%	13.37%	12.50%
Efficiency ratio excluding merger related expenses:
Efficiency ratio (GAAP)	66.05%	60.47%	59.81%
Less: Impact of merger related expenses	(2.66)%	—%	—%
Efficiency ratio excluding merger related expenses (non-GAAP)	63.39%	60.47%	59.81%
Diluted earnings per share excluding merger costs:
Diluted earnings per share (GAAP)	$0.45	$1.03	$4.08
Add: Impact of merger costs, net of tax	0.08	—	—
Diluted earnings per share excluding merger costs (non-GAAP)	$0.53	$1.03	$4.08

Segments
Banking
Three months ended March 31, 2024 and 2023
Income before income taxes decreased $22.7 million to $16.1 million for the first quarter of 2024, from $38.8 million for the same period in 2023. The period over period decrease was primarily driven by an increase in provision for credit losses and a decrease in net interest income. Provision for credit losses increased $15.5 million to $17.9 million for the first quarter of 2024, from $2.4 million for the same period in 2023, primarily due to a $17.4 million charge-off on a specific customer in our C&I loan portfolio. Net interest income decreased $5.0 million to $68.5 million for the first quarter of 2024, compared to $73.5 million for the same period in 2023. The decrease in net interest income was primarily due to an increase in the cost of interest-bearing deposits due to the rising interest rate environment and shift in deposit mix towards certificate of deposits. Identifiable assets for our Banking segment remained largely unchanged at $6.7 billion at March 31, 2024 and March 31, 2023.
Mortgage Operations
Three months ended March 31, 2024 and 2023
Income before income taxes increased $5.5 million to $3.1 million for the first quarter of 2024, compared to a loss of $2.4 million for the same period in 2023, primarily due to an increase in net interest income, decrease in provision for credit losses, and increase in revenue from mortgage banking services. Net interest income increased $1.6 million to $3.5 million for the first quarter of 2024, compared to $1.9 million for the same period in 2023, primarily due to higher interest rates on residential real estate loans. Revenue from mortgage banking services increased $2.5 million to $10.1 million for the first quarter of 2024, compared to $7.6 million for the same period in 2023, primarily due to an increase in revenue related to net sale gains and fees from mortgage loan originations, including fair value changes in the held-for-sale portfolio and hedging activity. Identifiable assets for our Mortgage Operations segment grew by $0.1 billion to $0.9 billion at March 31, 2024 from $0.8 billion for the same period in 2023. The growth in identifiable assets was primarily driven by organic growth in our residential mortgage portfolio.
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
Further, management periodically considers the need for qualitative adjustments to the ACL. Qualitative adjustments may be related to and include, but not limited to, factors such as the following: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions; (ii) organization specific risks such as credit concentrations, collateral specific risks, nature, and size of the portfolio and external factors that may ultimately impact credit quality, and (iii) other limitations associated with factors such as changes in underwriting and loan resolution strategies, among others. The qualitative factors applied on March 31, 2024, and the importance and levels of the qualitative factors applied, may change in future periods depending on the level of changes to items such as the uncertainty of economic conditions and management’s assessment of the level of credit risk within the loan portfolio as a result of such changes, compared to the amount of ACL calculated by the model. The evaluation of qualitative factors is inherently imprecise and requires significant management judgment.
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
Our process for determining the ACL is further discussed in “Note 1 - Basis of Presentation, Description of Business and Summary of Significant Accounting Policies” in our “2023 Annual Report”.
Fair Value Measurement of MSRs - Our residential mortgage servicing rights are measured at fair value on a recurring basis. We estimate the fair value of our MSRs using a process that utilizes a discounted cash flow model and analysis of current market data to arrive at the estimate. The cash flow assumptions used in the model are based on numerous factors, with the key assumptions being mortgage prepayment speeds, discount rates and cost to service that management believes are consistent with the assumptions that other similar market participants use in valuing MSRs. The change of any of these key assumptions due to market conditions or other factors could materially affect the fair value of our MSRs. We also utilize a third-party consulting firm to assist us with the valuation. Because of the nature of the valuation inputs, we classify the valuation of our MSRs as Level 3 in the fair value hierarchy. See Note 4 - Mortgage Servicing Rights for our assumptions used in valuing the MSRs. For information concerning the hypothetical sensitivity of the key assumptions under adverse changes on our MSRs, see the table under “Noninterest Income” elsewhere in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

Results of Operations
The following table sets forth components of our results of operations:

	As of and for the three months ended March 31,
($ in thousands, except per share amounts)	2024	2023
Net interest income	$70,806	$74,117
Provision for credit losses	16,500	3,360
Noninterest income	22,808	18,931
Noninterest expense	61,828	56,266
Income before income taxes	15,286	33,422
Provision for income taxes	2,990	7,141
Net income	12,296	26,281

Diluted earnings per share	$0.45	$1.03
Return on average total assets	0.64%	1.44%
Return on average stockholders' equity	5.15%	13.37%
Net interest margin	3.99%	4.39%
Net interest margin - FTE basis (non-GAAP) (1)	4.06%	4.46%
Efficiency ratio	66.05%	60.47%
Noninterest income to total revenue (2)	24.36%	20.35%
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

Three months ended March 31, 2024 and 2023
Our net interest income was $70.8 million for the first quarter of 2024, a decrease of $3.3 million, or 4.5%, compared to the same period in 2023. Interest income on loans increased by $13.7 million for the first quarter of 2024, compared to the same period in 2023. Interest income on investment securities increased by $0.3 million for the first quarter of 2024, compared to the same period in 2023. Interest expense from total interest-bearing liabilities increased by $18.4 million for the first quarter of 2024, compared to the same period in 2023.
Total average loans grew to $6.3 billion at March 31, 2024, an increase of $0.3 billion or 4.7%, compared to March 31, 2023, due to organic growth in our loan portfolios. Yield on loans increased 60 basis points in the first quarter of 2024, compared to the same period in 2023, primarily due to the rising interest rate environment and its impact on variable rate loans in the loan portfolio and higher yields on new originations.
Average interest-bearing liabilities increased $0.4 billion, or 9.2%, for the first quarter of 2024, compared to the same period in 2023, primarily to support the growth in our loan portfolio. Average interest-bearing deposits increased $0.8 billion, or 19.2%, in the first quarter of 2024, compared to the same period in 2023. Average FHLB borrowings decreased $0.3 billion, or 75.6%, in the first quarter of 2024, compared to the same period in 2023.
Our net interest margin was 3.99% for the first quarter of 2024, compared to 4.39% for the same period in 2023, a decrease of 40 basis points. We experienced a 58 basis points increase in yield from earning assets while our total cost of funds increased by 130 basis points, for the first quarter of 2024 as compared to the same period in 2023. In the first quarter of 2024, we saw the level of increase in our total cost of funds exceed the level of increase in yield from earning assets primarily as a result of the mix shift within our deposit base to certificates of deposits and the overall rising deposit costs across all deposit products.

The following tables set forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods presented. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.
As of and for the three months ended March 31,:

	2024			2023
(In thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest Earning Assets
Loans (1)	6,313,855	102,268	6.48%	6,028,989	88,601	5.88%
Investment securities	546,960	4,487	3.28%	570,682	4,164	2.92%
Interest-bearing cash and other assets	239,508	3,285	5.49%	156,262	2,138	5.47%
Total earning assets	7,100,323	110,040	6.20%	6,755,933	94,903	5.62%
Other assets	548,642			553,961
Total assets	$7,648,965			$7,309,894

Interest-bearing liabilities
Demand and NOW deposits	$549,491	$4,861	3.54%	$227,170	$1,234	2.17%
Savings deposits	421,882	725	0.69%	470,000	445	0.38%
Money market deposits	2,063,321	9,946	1.93%	2,296,469	5,068	0.88%
Certificates of deposits	1,814,629	20,858	4.60%	1,073,006	7,432	2.77%
Total deposits	4,849,323	36,390	3.00%	4,066,645	14,179	1.39%
Repurchase agreements	21,254	57	1.06%	29,672	30	0.41%
Total deposits and repurchase agreements	4,870,577	36,447	2.99%	4,096,317	14,209	1.39%
FHLB borrowings	110,777	1,541	5.56%	454,081	5,317	4.68%
Other long-term borrowings	75,389	1,246	6.62%	80,300	1,260	6.28%
Total interest-bearing liabilities	5,056,743	39,234	3.10%	4,630,698	20,786	1.80%
Noninterest-bearing deposits	1,502,707			1,768,381
Other liabilities	134,370			124,543
Stockholders' equity	955,145			786,272
Total liabilities and stockholders' equity	$7,648,965			$7,309,894

Net interest income		$70,806			$74,117
Net interest spread		3.10%			3.82%
Net interest margin		3.99%			4.39%
Net interest margin - FTE basis (non-GAAP) (2)		4.06%			4.46%
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

	For the three months ended March 31,
	2024 Versus 2023 Increase (Decrease) Due to:
(In thousands)	Rate	Volume	Total
Interest Earning Assets
Loans (1)	$9,345	$4,322	$13,667
Investment securities	485	(162)	323
Interest-bearing cash	61	1,086	1,147
Total earning assets	9,891	5,246	15,137
Interest-bearing liabilities
Demand and NOW deposits	1,113	2,514	3,627
Savings deposits	320	(40)	280
Money market deposits	5,335	(457)	4,878
Certificates of deposits	6,556	6,870	13,426
Total deposits	13,324	8,887	22,211
Repurchase agreements	33	(6)	27
Total deposits and repurchase agreements	13,357	8,881	22,238
FHLB borrowings	1,250	(5,026)	(3,776)
Other long-term borrowings	96	(110)	(14)
Total interest-bearing liabilities	14,703	3,745	18,448
Net interest income	$(4,812)	$1,501	$(3,311)
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
We had a provision for credit losses of $16.5 million for the first quarter of 2024, compared to $3.4 million for the same period in 2023, primarily due to a $17.4 million charge-off on a specific customer in our C&I loan portfolio.
Noninterest Income
The following table presents noninterest income:

	For the three months ended March 31,
(In thousands)	2024	2023
Service charges on deposit accounts	$5,768	$5,015
Credit and debit card fees	2,803	2,981
Trust and investment advisory fees	1,463	1,461
Income from mortgage banking services, net	9,502	7,429
Other	3,272	2,045
Total noninterest income	$22,808	$18,931
Three months ended March 31, 2024 and 2023
Our noninterest income increased $3.9 million to $22.8 million for the first quarter of 2024 from $18.9 million for the same period in 2023, primarily due to an increase in income from mortgage banking services, net.
Service charges on deposit accounts includes overdraft and non-sufficient funds charges, treasury management services provided to our business customers, and other maintenance fees on deposit accounts. For the first quarter of 2024, service charges on deposit accounts increased $0.8 million, compared to the same period in 2023, primarily due to increased treasury management service fee income.
Credit and debit card fees represent interchange income from credit and debit card activity and referral fees earned from processing fees on card transactions by our business customers. Credit and debit card fees decreased $0.2 million for the first quarter of 2024 compared to the same period in 2023, as card transaction volumes decreased slightly.
Trust and investment advisory fees represent fees we receive in connection with our investment advisory and custodial management services of investment accounts. Trust and investment advisory fees were largely unchanged for the first quarter of 2024 as compared to the same period in 2023.
The components of income from mortgage banking services were as follows:

	For the three months ended March 31,
(In thousands)	2024	2023
Net sale gains and fees from mortgage loan originations, including loans held-for-sale changes in fair value and hedging	$4,971	$3,446
Mortgage servicing income	4,104	3,807
MSR capitalization and changes in fair value, net of derivative activity	427	176
Income from mortgage banking services, net	$9,502	$7,429
For the first quarter of 2024, income from mortgage banking services increased $2.1 million, compared to the same period in 2023.

Total loan originations sold were $200.2 million for the first quarter of 2024, an increase of $16.4 million from $183.8 million for the same period in 2023. The increase in loan originations sold and higher margins, resulted in the increase in revenue related to net sale gains and fees from loan originations, including fair value changes in the held-for-sale portfolio and hedging activity. MSR capitalization and changes in fair value, net of derivative activity, increased $0.3 million in the first quarter of 2024, compared to the same period in 2023. The increase in revenue related to our MSRs was primarily the result of changes in market interest rates and our corresponding hedging positions. We recognize fair value adjustments to our MSR asset, which includes changes in assumptions to the valuation model and pay-offs and pay-downs of the MSR portfolio. We also maintain a hedging strategy to manage a portion of the risk associated with changes in the fair value of our MSR portfolio. Changes in fair value of the derivative instruments used to economically hedge the MSRs are also included as a component of income from mortgage banking services. Due to a number of factors and until we see a change in these factors, including rising interest rates, low inventory in the housing market, lower refinance volumes and a decrease in margin on loans sales, for the immediate future, we do not expect revenue from mortgage banking activities to return to levels seen in prior years which will reduce the amount of income from mortgage banking services, net, recorded in future periods in comparison to prior year periods.
The following table shows the hypothetical effect on the fair value of our MSRs when applying certain unfavorable variations of key assumptions to these assets as of March 31, 2024.

(In thousands)	10%	20%
Discount rate	$(3,458)	$(6,303)
Total prepayment speeds	(3,009)	(5,457)
Cost of servicing each loan	(1,310)	(2,166)
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
Other noninterest income increased $1.2 million for the first quarter of 2024 compared to the same period in 2023, primarily due to an increase in income from BOLI.
Noninterest Expense
The following table presents noninterest expense:

	For the three months ended March 31,
(In thousands)	2024	2023
Salary and employee benefits	$37,353	$35,049
Occupancy and equipment	8,595	8,355
Amortization of intangible assets	815	1,044
Merger-related expenses	2,489	—
Other	12,576	11,818
Total noninterest expenses	$61,828	$56,266

Three months ended March 31, 2024 and 2023
Our noninterest expenses increased $5.6 million to $61.8 million for the first quarter of 2024, from $56.3 million for the same period in 2023.
Salary and employee benefits increased $2.3 million to $37.4 million for the first quarter of 2024, from $35.0 million for the same period in 2023, primarily due to higher wages and incentive accrual.
Noninterest expense for the first quarter of 2024 included $2.5 million in merger related expenses. There were no merger related expenses for the same period in 2023.
Income Taxes
Three months ended March 31, 2024 and 2023
We had income tax expense for the first quarter of 2024 of $3.0 million, compared to income tax expense of $7.1 million for the same period in 2023. The decrease in income tax expense was due to our decreased income during the first quarter of 2024. Our effective tax rate was 19.6% for the first quarter of 2024, compared to 21.4% for the same period in 2023.
Financial Condition
Balance Sheet
Our total assets were $7.8 billion and $7.9 billion, total liabilities were $6.8 billion and $7.0 billion, and total stockholders’ equity was $1.0 billion and $0.9 billion at March 31, 2024 and December 31, 2023, respectively.
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
Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no trading securities in our investment portfolio as of March 31, 2024 and December 31, 2023. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest.
Our securities available-for-sale decreased by $17.7 million to $499.1 million at March 31, 2024, compared to December 31, 2023. The decrease was primarily due to amortization of the portfolio and a decrease in fair value due to the rising interest rate environment. During the period ended March 31, 2024, the securities held-to-maturity decreased $0.3 million to $36.6 million.

The following table is a summary of our investment portfolio as of:

	March 31, 2024		December 31, 2023
(In thousands)	Carrying Amount	% of Portfolio	Carrying Amount	% of Portfolio
Available-for-sale:
U.S. treasury	$48,078	9.6%	$54,234	10.5%
U.S. agency	1,650	0.4%	1,839	0.4%
Obligations of states and political subdivisions	25,563	5.1%	25,970	5.0%
Mortgage backed - residential	101,619	20.4%	106,433	20.6%
Collateralized mortgage obligations	177,410	35.5%	181,533	35.1%
Mortgage backed - commercial	129,358	25.9%	131,192	25.4%
Other debt	15,400	3.1%	15,556	3.0%
Total available-for-sale	$499,078	100.0%	$516,757	100.0%
Held-to-maturity:
Obligations of states and political subdivisions	$25,584	69.8%	$25,542	69.1%
Mortgage backed - residential	7,327	20.0%	7,548	20.4%
Collateralized mortgage obligations	3,729	10.2%	3,893	10.5%
Total held-to-maturity	$36,640	100.0%	$36,983	100.0%
The following table shows the weighted average yield to average life of each category of investment securities as of March 31, 2024:

(In thousands)	One year or less		One to five years		Five to ten years		After ten years
	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield
Available-for-sale:
U.S. treasury	$16,945	1.94%	$31,133	1.28%	$—	—%	$—	—%
U.S. agency	—	—%	831	6.76%	819	6.50%	—	—%
Obligations of states and political subdivisions	—	—%	—	—%	16,634	3.15%	8,929	2.89%
Mortgage backed - residential	291	2.84%	25,815	2.71%	34,324	2.06%	41,189	2.64%
Collateralized mortgage obligations	1,952	2.88%	33,501	4.60%	115,740	3.69%	26,217	2.22%
Mortgage backed - commercial	6,366	2.75%	52,489	3.88%	70,503	2.61%	—	—%
Other debt	—	—%	1,965	3.65%	11,606	2.74%	1,829	3.75%
Total available-for-sale	$25,554	2.22%	$145,734	3.30%	$249,626	3.09%	$78,164	2.55%
Held-to-maturity:
Obligations of states and political subdivisions	$—	—%	$1,014	2.06%	$—	—%	$24,570	3.52%
Mortgage backed - residential	—	—%	4,404	2.55%	20	5.87%	2,903	3.24%
Collateralized mortgage obligations	—	—%	2,469	2.78%	1,260	3.09%	—	—%
Total held-to-maturity	$—	—%	$7,887	2.56%	$1,280	3.14%	$27,473	3.49%

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
Total loans held-for-investment, net of deferred fees, costs, premiums and discounts were $6.3 billion at March 31, 2024 and December 31, 2023.
The following table sets forth the composition of our loan portfolio, as of:

	March 31, 2024		December 31, 2023
(In thousands)	Amount	% of total loans	Amount	% of total loans
Commercial and industrial	$2,480,078	39.5%	$2,467,688	39.4%
Commercial real estate:
Non-owner occupied	836,515	13.3%	812,235	13.0%
Owner occupied	642,930	10.3%	635,365	10.2%
Construction and land	326,447	5.2%	345,430	5.5%
Multifamily	94,898	1.4%	103,066	1.6%
Total commercial real estate	1,900,790	30.2%	1,896,096	30.3%
Residential real estate	1,109,676	17.7%	1,110,610	17.7%
Public finance	579,991	9.2%	602,913	9.6%
Consumer	40,317	0.6%	36,371	0.6%
Other	174,016	2.8%	153,418	2.4%
Total loans	$6,284,868	100.0%	$6,267,096	100.0%
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
Commercial real estate (“CRE”) loans include owner occupied and non-owner occupied commercial real estate mortgage loans to operating commercial and agricultural businesses, and include both loans for long-term financing of land and buildings and loans made for the initial development or construction of a commercial real estate project. Non-owner occupied CRE loans were 80.0% of the Company’s risk-based capital, or 13.3% of total loans as of March 31, 2024. Non-owner occupied CRE loans associated with office space were $110.4 million, or 1.8% of total loans as of March 31, 2024. Owner occupied CRE loans associated with office space were $141.3 million, or 2.2% of total loans as of March 31, 2024.
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

Maturities and Sensitivity of Loans to Changes in Interest Rates
The information in the following tables is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following tables summarize the loan maturity distribution by type and related interest rate characteristics as of March 31, 2024:

(In thousands)	One year or less	After one through five years	After five through 15 years	After 15 years	Total
Commercial and industrial	$470,980	$1,677,607	$306,146	$25,345	$2,480,078
Commercial real estate	306,583	1,097,265	436,170	60,772	1,900,790
Residential real estate	115,826	29,167	69,971	894,712	1,109,676
Public finance	22,917	95,633	343,646	117,795	579,991
Consumer	12,081	9,635	18,409	192	40,317
Other	50,787	95,964	23,645	3,620	174,016
Total loans	$979,174	$3,005,271	$1,197,987	$1,102,436	$6,284,868

(In thousands)	One year or less	After one through five years	After five through 15 years	After 15 years	Total	Total Loans Maturing After 1 Year
Loans maturing with:
Fixed interest rates
Commercial and industrial	$19,046	$295,462	$198,642	$545	$513,695	$494,649
Commercial real estate	154,233	631,261	86,043	2,598	874,135	719,902
Residential real estate	77,360	21,096	51,004	315,662	465,122	387,762
Public finance	22,917	93,460	339,993	117,795	574,165	551,248
Consumer	10,551	8,086	18,192	—	36,829	26,278
Other	7,012	20,879	23,638	3,620	55,149	48,137
Total fixed interest rate loans	$291,119	$1,070,244	$717,512	$440,220	$2,519,095	$2,227,976
Floating or adjustable interest rates
Commercial and industrial	$451,934	$1,382,145	$107,504	$24,800	$1,966,383	$1,514,449
Commercial real estate	152,350	466,004	350,127	58,174	1,026,655	874,305
Residential real estate	38,466	8,071	18,967	579,050	644,554	606,088
Public finance	—	2,173	3,653	—	5,826	5,826
Consumer	1,530	1,549	217	192	3,488	1,958
Other	43,775	75,085	7	—	118,867	75,092
Total floating or adjustable interest rate loans	$688,055	$1,935,027	$480,475	$662,216	$3,765,773	$3,077,718
Total loans	$979,174	$3,005,271	$1,197,987	$1,102,436	$6,284,868	$5,305,694
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

The following table presents, by loan type, the changes in the allowance for credit losses:

	For the three months ended March 31,		For the year ended December 31,
(In thousands)	2024	2023	2023
Balance, beginning of period	$80,398	$65,917	$65,917
Impact of adopting ASC 326	—	5,256	5,256
Adjusted beginning balance	80,398	71,173	71,173
Loan charge-offs:
Commercial and industrial	(17,366)	(59)	(9,242)
Commercial real estate	—	—	(83)
Residential real estate	—	—	(13)
Public finance	—	—	—
Consumer	(140)	(64)	(334)
Other	—	—	—
Total loan charge-offs	(17,506)	(123)	(9,672)
Recoveries of loans previously charged-off:
Commercial and industrial	47	56	1,118
Commercial real estate	—	3	12
Residential real estate	8	—	682
Public finance	—	—	—
Consumer	22	10	50
Other	—	—	—
Total loan recoveries	77	69	1,862
Net (charge-offs) recoveries	(17,429)	(54)	(7,810)
Provision for credit losses (1)	16,860	3,340	17,035
Balance, end of period	$79,829	$74,459	$80,398
Allowance for credit losses to total loans	1.27%	1.23%	1.28%
Ratio of net charge-offs (recoveries) to average loans outstanding	1.11%	—%	0.13%
(1) For the three months ended March 31, 2024 and 2023 we recorded a provision for credit losses on unfunded commitments of $(360) and $20, respectively. For further information, see Note 3 - Loans.
The following table presents net charge-offs (recoveries) to average loans outstanding by loan category:

	For the three months ended March 31,
(In thousands)	2024	2023
Commercial and industrial	2.51%	—%
Commercial real estate	—%	—%
Residential real estate	—%	—%
Public finance	—%	—%
Consumer	1.21%	0.52%
Other	—%	—%

Allocation of Allowance for Credit Losses
The following table presents the allocation of the allowance for credit losses by category and the percentage of the allocation of the allowance for credit losses by category to total loans listed as of:

	March 31, 2024		December 31, 2023
(In thousands)	Allowance Amount	% of loans in each category to total loans	Allowance Amount	% of loans in each category to total loans
Commercial and industrial	$28,270	39.5%	$29,523	39.4%
Commercial real estate	29,333	30.2%	27,546	30.3%
Residential real estate	14,989	17.7%	16,345	17.7%
Public finance	5,778	9.2%	5,337	9.6%
Consumer	624	0.6%	717	0.6%
Other	835	2.8%	930	2.4%
Total	$79,829	100.0%	$80,398	100.0%
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
The following table sets forth our nonperforming assets as of:

(In thousands)	March 31, 2024	December 31, 2023
Nonaccrual loans:
Commercial and industrial	$27,286	$8,004
Commercial real estate	6,181	4,063
Residential real estate	21,368	22,413
Consumer	4	10
Other	2,616	2,837
Total nonaccrual loans	57,455	37,327
Accrual loans greater than 90 days past due	144	25,816
Total nonperforming loans (1)	57,599	63,143
Other real estate owned and foreclosed assets, net	4,414	4,100
Total nonperforming assets	$62,013	$67,243
Nonaccrual loans to total loans	0.91%	0.60%
Nonperforming loans to total loans (1)	0.92%	1.01%
Nonperforming assets to total assets (1)	0.80%	0.85%
Allowance for credit losses to nonaccrual loans	138.94%	215.39%
(1) Nonperforming loans include nonaccrual loans and accrual loans greater than 90 days past due.

Deposits
Deposits represent our primary source of funds. Total deposits increased by $0.1 billion to $6.4 billion at March 31, 2024, compared to December 31, 2023.
We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. The following table presents our deposits by customer type as of:

($ in thousands)	March 31, 2024	December 31, 2023
Consumer
Noninterest bearing deposit accounts	$356,732	$360,168
Interest-bearing deposit accounts:
Demand and NOW deposits	38,625	36,162
Savings deposits	340,086	343,291
Money market deposits	1,229,239	1,196,645
Certificates of deposits	1,437,590	1,437,537
Total interest-bearing deposit accounts	3,045,540	3,013,635
Total consumer deposits	$3,402,272	$3,373,803
Business
Noninterest bearing deposit accounts	$1,160,583	$1,170,338
Interest-bearing deposit accounts:
Demand and NOW deposits	502,726	555,197
Savings deposits	80,226	80,802
Money market deposits	823,704	825,811
Certificates of deposits	97,854	87,407
Total interest-bearing deposit accounts	1,504,510	1,549,217
Total business deposits	$2,665,093	$2,719,555
Wholesale deposits (1)	$378,023	$280,745
Total deposits	$6,445,388	$6,374,103
(1) Wholesale deposits primarily consist of brokered deposits included in our consolidated balance sheets within certificate of deposits.
The following table sets forth the average balance amounts and the average rates paid on deposits held by us:

	For the three months ended March 31,
	2024		2023
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand deposit accounts	$1,502,707	—%	$1,768,381	—%
Interest-bearing deposit accounts:
Interest-bearing demand accounts	507,013	3.72%	180,963	2.60%
Savings accounts and money market accounts	2,485,203	1.72%	2,766,469	0.80%
NOW accounts	42,478	1.34%	46,207	0.51%
Certificate of deposit accounts	1,814,629	4.60%	1,073,006	2.77%
Total interest-bearing deposit accounts	4,849,323	3.00%	4,066,645	1.39%
Total deposits	$6,352,030	2.29%	$5,835,026	0.97%
As of March 31, 2024 and December 31, 2023, approximately $2.1 billion or 32.0% and $2.0 billion or 31.2%, respectively, of our deposit portfolio was uninsured. As of March 31, 2024 and December 31, 2023, approximately $1.6 billion or 25.2% and $1.6 billion or 25.1%, respectively, of our deposit portfolio was uninsured and uncollateralized. The uninsured and uninsured and uncollateralized amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.
We actively participate in the IntraFi Cash Service (“ICS”) / Certificate of Deposit Account Registry Service (“CDARS”) program which provides FDIC insurance coverage for clients that maintain larger deposit balances. Deposits in the ICS /

CDARS program totaled $0.6 billion, or 9.2% of all deposits as of March 31, 2024, and $0.6 billion, or 9.2% of all deposits as of December 31, 2023.
The following table sets forth the portion of the Bank's time deposits, by account, that are in excess of the FDIC insurance limit, by remaining time until maturity, as of March 31,:

(In thousands)	2024
Three months or less	$31,802
Over three months through six months	104,652
Over six through twelve months	133,660
Over twelve months through three years	17,974
Over three years	824
Total	$288,912
Liquidity
Liquidity refers to our ability to maintain cash flow that is adequate to fund operations, support asset growth, maintain reserve requirements and meet present and future obligations of deposit withdrawals, lending obligations and other contractual obligations.
FirstSun (Parent Company)
FirstSun has routine funding requirements consisting primarily of operating expenses, debt service, and funds used for acquisitions. FirstSun can obtain funding to meet its obligations from dividends collected from its subsidiaries, primarily the Bank, and through the issuance of varying forms of debt. At March 31, 2024, FirstSun had available cash and cash equivalents of $109.0 million and debt outstanding of $78.9 million. Management believes FirstSun has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The Bank may declare dividends without prior regulatory approval that do not exceed the total of retained net income for the current year combined with its retained net income for the preceding two years, subject to maintenance of minimum capital requirements. Prior regulatory approval to pay dividends was not required in 2023 and is not currently required. At March 31, 2024, the Bank could pay dividends to FirstSun of approximately $157.2 million without prior regulatory approval. During the three months ended March 31, 2024, the Bank did not pay dividends to FirstSun. Upon conversion to a Texas state chartered bank with membership with the Federal Reserve, regulations related to dividends will change, including the amount of dividends available to be paid without prior regulatory approval.
Bank
As more fully discussed in our 2023 Annual Report, we regularly monitor our liquidity position and make adjustments to the balance between sources and uses of funds as we deem appropriate. At March 31, 2024, our liquid assets, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $376.1 million, or 4.8% of total assets, compared to $473.0 million, or 6.0% of total assets, at December 31, 2023. The decrease in our liquid assets was primarily due to a decrease in cash held at the Federal Reserve. At March 31, 2024, approximately 82% of the investment securities portfolio was pledged as collateral to secure public deposits and repurchase agreements. Our unencumbered available-for-sale securities at March 31, 2024 were $89.1 million, or 1.1% of total assets, compared to $81.5 million, or 1.0% of total assets, at December 31, 2023.

The liability portion of our balance sheet serves as a primary source of liquidity. We plan to meet our future cash needs primarily through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At March 31, 2024, loans as a percentage of customer deposits were 97.5%, compared with 98.3% at December 31, 2023. For additional information related to our deposits, see Deposits section above. We are also a member of the FHLB and FRB, from which we can borrow for leverage or liquidity purposes. The FHLB and FRB requires that securities and qualifying loans be pledged to secure any advances. Liquidity sources available to us for immediate funding at March 31, 2024, are as follows:

FHLB borrowings available	$960,297
Fed Funds lines	2,023,853
Unused lines with other financial institutions	160,000
Immediate funding availability	$3,144,150
Management believes the Bank has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Capital
Stockholders’ equity at March 31, 2024 was $964.7 million, compared to $877.2 million at December 31, 2023, an increase of $87.5 million, or 10.0%. As previously announced, concurrent with the entry into the merger agreement with HomeStreet on January 16, 2024, we entered into an upfront securities purchase agreement with certain funds managed by Wellington Management Company, LLP, pursuant to which we issued 2.46 million shares of our common stock in a private placement for $80.0 million that closed on January 17, 2024.
We did not pay a dividend to our common shareholders for the three months ended March 31, 2024 and 2023.
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
The following table summarizes our material contractual obligations as of March 31, 2024. Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.

(In thousands)	Note Reference	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Deposits:
Deposits without a stated maturity	6	$4,571,935	$4,571,935	$—	$—	$—
Certificates of deposit	6	1,873,453	1,768,008	95,114	7,613	2,718
Securities sold under agreements to repurchase	7	20,423	20,423	—	—	—
Short-term debt:
FHLB LOC	8	144,810	144,810	—	—	—
Long-term debt:
Subordinated debt	8	78,919	—	—	—	78,919
Operating leases	17	28,594	13,904	7,205	7,255	230
We are party to various derivative contracts as a means to manage the balance sheet and our related exposure to changes in interest rates, to manage our residential real estate loan origination and sale activity, and to provide derivative contracts to our clients. Since the derivative liabilities recorded on the balance sheet change frequently and do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above. Further discussion of derivative instruments is included in Note 5 - Derivative Financial Instruments to the consolidated financial statements.

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

	% Change in Net Interest Income As of March 31,		% Change in Economic Value of Equity As of March 31,
Changes in Interest Rate (Basis Points)	2024	2023	2024	2023

+300	4.1%	5.9%	(10.3)%	(10.6)%
+200	2.9%	3.9%	(6.7)%	(6.9)%
+100	1.6%	2.0%	(3.0)%	(2.9)%
Base	—%	—%	—%	—%
-100	0.9%	0.5%	2.9%	3.0%
-200	0.9%	(1.8)%	4.0%	4.4%
-300	(0.6)%	(7.2)%	2.2%	4.5%

Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934) as of March 31, 2024. Based on that evaluation, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
b.Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the three months ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
FirstSun and its subsidiaries are from time to time subject to claims and litigation arising in the ordinary course of business. For further information regarding legal proceedings, see Note 16 - Commitments and Contingencies under the subheading “Litigation” in our unaudited consolidated financial statements contained in this report. One or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention and may materially adversely affect our reputation, even if resolved in our favor.
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our 2023 Annual Report.

Item 6. Exhibits

Exhibit No.	Description

2.1
Agreement and Plan of Merger dated as of January 16, 2024, by and among HomeStreet, Inc., FirstSun Capital Bancorp, and Dynamis Subsidiary, Inc.* (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2024)

2.2
Amendment No. 1 to the Agreement and Plan of Merger, dated as of April [30], 2024, by and among HomeStreet, Inc., FirstSun Capital Bancorp, and Dynamis Subsidiary, Inc.* (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2024)

3.1
Amended and Restated Certificate of Incorporation of FirstSun Capital Bancorp, as amended (incorporated by reference to Exhibit 3.1 to the proxy statement/prospectus contained in the Registration Statement on Form S-4 (File No. 333-258176) filed with the SEC on July 26, 2021).

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

4.1
Form of Amendment No. 4 to the Stockholders’ Agreement by and among FirstSun and the parties signatories thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2024)

10.1	Form of FirstSun Voting Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2024)

10.2	Form of HomeStreet Voting Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2024)

10.3
Form of Upfront Securities Purchase Agreement, dated as of January 16, 2024, by and among FirstSun and the parties signatories thereto* (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2024)

10.4
Form of Acquisition Finance Securities Purchase Agreement, dated as of January 16, 2024, by and among FirstSun and the parties signatories thereto* (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2024)

10.5
Form of Upfront Registration Rights Agreement, dated as of January 16, 2024, by and among FirstSun and the parties signatories thereto* (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2024)

10.6
Form of First Amendment to Acquisition Finance Securities Purchase Agreement, dated as of April 30, 2024, by and among FirstSun and the parties signatories thereto*(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2024)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTSUN CAPITAL BANCORP
(Registrant)
/s/ Neal E. Arnold

Date:	May 10, 2024
Neal E. Arnold
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Robert A. Cafera, Jr.

Date:	May 10, 2024
Robert A. Cafera, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)