Form 10-Q
period 2024-06-30
FIRSTSUN CAPITAL BANCORP
filed 2024-08-09
CIK 1709442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
1400 16th Street, Suite 250
Denver, Colorado 80202
(303) 831-6704
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
__________________________________

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 Par Value	FSUN	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 9, 2024, there were approximately 27,639,621 shares of the registrant’s common stock outstanding.

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
•the failure to close our previously announced merger with HomeStreet when expected or at all because required regulatory approvals, our planned conversion to a Texas state-chartered bank and member of the Federal Reserve System, and other conditions to closing are not received or satisfied on a timely basis or at all, and the risk that any regulatory approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the proposed merger;
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
•volatility in the allowance for credit losses resulting from the CECL methodology, either alone or that may be affected by conditions affecting our business;
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

Part I - Financial Information
Item 1. Financial Statements (Unaudited)

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Balance Sheets
As of

	(Unaudited)
(In thousands, except par and share amounts)	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$535,766	$479,362
Securities available-for-sale, at fair value	491,649	516,757
Securities held-to-maturity, fair value of $31,084 and $32,181, respectively	36,310	36,983
Loans held-for-sale, at fair value	66,571	54,212
Loans, net of allowance for credit losses of $78,960 and $80,398, respectively	6,258,202	6,186,698
Mortgage servicing rights, at fair value	80,744	76,701
Premises and equipment, net	83,320	84,842
Other real estate owned and foreclosed assets, net	4,497	4,100
Bank-owned life insurance	80,058	79,851
Restricted equity securities	30,846	38,072
Goodwill	93,483	93,483
Core deposits and other intangible assets, net	9,517	10,984
Accrued interest receivable	37,892	37,099
Deferred tax assets, net	43,147	46,259
Prepaid expenses and other assets	147,293	134,321
Total assets	$7,999,295	$7,879,724

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing accounts	$1,562,308	$1,530,506
Interest-bearing accounts	5,057,217	4,843,597
Total deposits	6,619,525	6,374,103
Securities sold under agreements to repurchase	20,408	24,693
Federal Home Loan Bank advances	145,000	389,468
Subordinated debt, net	75,577	75,313
Accrued interest payable	9,199	13,580
Accrued expenses and other liabilities	132,987	125,370
Total liabilities	7,002,696	7,002,527

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued or outstanding, respectively	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 27,443,246 and 24,960,639 shares issued and outstanding, respectively	3	2
Additional paid-in capital	543,339	462,680
Retained earnings	494,378	457,522
Accumulated other comprehensive loss, net	(41,121)	(43,007)
Total stockholders’ equity	996,599	877,197
Total liabilities and stockholders’ equity	$7,999,295	$7,879,724
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
For the three and six months ended June 30,
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Interest income:
Interest and fee income on loans:
Taxable	$100,839	$90,480	$198,152	$174,417
Tax exempt	4,345	4,840	9,300	9,504
Interest and dividend income on securities:
Taxable	4,767	4,221	9,250	8,378
Tax exempt	5	6	9	13
Other interest income	4,573	2,485	7,858	4,623
Total interest income	114,529	102,032	224,569	196,935
Interest expense:
Interest expense on deposits	38,484	20,729	74,874	34,908
Interest expense on securities sold under agreements to repurchase	47	68	104	98
Interest expense on other borrowed funds	3,099	7,400	5,886	13,977
Total interest expense	41,630	28,197	80,864	48,983
Net interest income	72,899	73,835	143,705	147,952
Provision for credit losses	1,200	4,422	17,700	7,782
Net interest income after credit loss expense	71,699	69,413	126,005	140,170
Noninterest income:
Service charges on deposit accounts	5,946	5,358	11,714	10,373
Credit and debit card fees	3,007	3,057	5,810	6,038
Trust and investment advisory fees	1,493	1,478	2,956	2,939
Income from mortgage banking services, net	11,043	11,659	20,545	19,088
Gain on other real estate owned and foreclosed assets activity, net	11	—	11	—
Other noninterest income	1,774	2,738	5,046	4,783
Total noninterest income	23,274	24,290	46,082	43,221
Noninterest expense:
Salary and employee benefits	39,828	34,056	77,181	69,105
Occupancy and equipment	8,701	8,135	17,296	16,490
Amortization of intangible assets	652	2,050	1,467	3,094
Merger related expenses	1,046	—	3,535	—
Other noninterest expenses	13,648	13,802	26,224	25,620
Total noninterest expense	63,875	58,043	125,703	114,309
Income before income taxes	31,098	35,660	46,384	69,082
Provision for income taxes	6,538	7,654	9,528	14,795
Net income	$24,560	$28,006	$36,856	$54,287
Other comprehensive income (loss):
Net unrealized gain (loss) securities available-for-sale	6,620	(4,103)	1,886	(2,516)
Other comprehensive income (loss)	6,620	(4,103)	1,886	(2,516)
Comprehensive income	$31,180	$23,903	$38,742	$51,771

Earnings per share:
Net income available to common stockholders	$24,560	$28,006	$36,856	$54,287
Basic	$0.90	$1.12	$1.35	$2.18
Diluted	$0.88	$1.11	$1.32	$2.14
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the three months ended June 30,
(Unaudited)

(in thousands, except share amounts)	Issued shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
2024
Balance, beginning of period	27,442,943	$3	$542,582	$469,818	$(47,741)	$964,662
Issuance of common stock and obligation to issue warrants, net of issuance costs	—	—	(32)	—	—	(32)
Issuance of common stock on restricted stock grants, net of forfeitures (see Note 10 - Stockholders’ Equity)	(741)	—	159	—	—	159
Stock option exercises	1,044	—	17	—	—	17
Share-based compensation, net of forfeitures	—	—	613	—	—	613
Net income	—	—	—	24,560	—	24,560
Other comprehensive gain	—	—	—	—	6,620	6,620
Balance, end of period	27,443,246	$3	$543,339	$494,378	$(41,121)	$996,599

2023
Balance, beginning of period	24,924,023	$2	$461,174	$380,270	$(42,396)	$799,050
Issuance of common stock on restricted stock grants (see Note 10 - Stockholders’ Equity)	15,007	—	68	—	—	68
Stock option exercises	2,438	—	25	—	—	25
Share-based compensation, net of forfeitures	—	—	589	—	—	589
Net income	—	—	—	28,006	—	28,006
Other comprehensive loss	—	—	—	—	(4,103)	(4,103)
Balance, end of period	24,941,468	$2	$461,856	$408,276	$(46,499)	$823,635
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the six months ended June 30,
(Unaudited)

(in thousands, except share amounts)	Issued shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
2024
Balance, beginning of period	24,960,639	$2	$462,680	$457,522	$(43,007)	$877,197
Issuance of common stock and obligation to issue warrants, net of issuance costs	2,461,538	1	79,483	—	—	79,484
Issuance of common stock on restricted stock grants, net of forfeitures (See Note 10 - Stockholders’ Equity)	10,998	—	294	—	—	294
Stock option exercises	10,071	—	(88)	—	—	(88)
Share-based compensation, net of forfeitures	—	—	970	—	—	970
Net income	—	—	—	36,856	—	36,856
Other comprehensive income	—	—	—	—	1,886	1,886
Balance, end of period	27,443,246	$3	$543,339	$494,378	$(41,121)	$996,599

2023
Balance, beginning of period	24,920,984	$2	$460,720	$357,797	$(43,983)	$774,536
Cumulative effect of accounting change	—	—	—	(3,808)	—	(3,808)
Adjusted beginning balance	24,920,984	2	460,720	353,989	(43,983)	770,728
Issuance of common stock on restricted stock grants (See Note 10 - Stockholders’ Equity)	15,007	—	202	—	—	202
Stock option exercises	5,477	—	53	—	—	53
Share-based compensation, net of forfeitures	—	—	881	—	—	881
Net income	—	—	—	54,287	—	54,287
Other comprehensive loss	—	—	—	—	(2,516)	(2,516)
Balance, end of period	24,941,468	$2	$461,856	$408,276	$(46,499)	$823,635
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Cash Flows
For the six months ended June 30,
(Unaudited)

(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$36,856	$54,287
Adjustments to reconcile income to net cash provided by operating activities:
Provision for credit losses	17,700	7,782
Depreciation and amortization on premises and equipment	3,601	3,791
Deferred tax expense	2,502	54
Amortization of net premium on securities	371	523
Accretion of net discount on acquired loans	(1,513)	(1,695)
Net change in deferred loan origination fees and costs	(247)	(485)
Amortization of core deposits and other intangible assets	1,467	3,094
Amortization of premium on acquired deposits	(243)	(540)
Accretion of discount on subordinated debt	191	127
Amortization of issuance costs on subordinated debt	73	73
Accretion of discount on convertible notes payable	—	76
Increase in cash surrender value of bank-owned life insurance	(932)	(932)
Impairment of other real estate owned and foreclosed assets	53	285
Federal Home Loan Bank stock dividends	(351)	(1,158)
Share-based compensation expense	1,264	1,083
Decrease in fair value of mortgage servicing rights	1,254	651
Net loss on disposal of premises and equipment	5	17
Net gain on other real estate owned and foreclosed assets activity	(11)	—
Net gain on sales of loans held-for-sale	(3,595)	(2,217)
Origination of loans held-for-sale	(495,027)	(433,293)
Proceeds from sales of loans held-for-sale	482,741	431,540
Changes in operating assets and liabilities:
Lease right-of-use assets	(7)	(243)
Accrued interest receivable	(793)	(921)
Prepaid expenses and other assets	(1,750)	(10,213)
Accrued interest payable	(4,381)	7,744
Accrued expenses and other liabilities	8,794	3,740
Deferred tax assets	—	2,341
Net cash provided by operating activities	$48,022	$65,511
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Cash Flows (continued)
For the six months ended June 30,
(Unaudited)

(In thousands)	2024	2023
Cash flows from operating activities: (previous page)	$48,022	$65,511

Cash flows from investing activities:
Proceeds from maturities of held-to-maturity securities	729	1,060
Purchases of available-for-sale securities	(5,584)	(1,757)
Proceeds from sale or maturities of available-for-sale securities	31,311	18,470
Loan originations, net of repayments	(90,282)	(245,914)
Purchases of premises and equipment	(2,084)	(1,211)
Proceeds from the sale of premises and equipment	—	45
Proceeds from sales of other real estate owned and foreclosed assets	324	—
Proceeds from bank-owned life insurance	725	—
Purchases of restricted equity securities	(42,462)	(18,529)
Proceeds from the sale or redemption of restricted equity securities	50,039	23,537
Purchase of other investments	(11,041)	(948)
Proceeds from the sale or redemption of other investments	399	158
Net cash used in investing activities	(67,926)	(225,089)

Cash flows from financing activities:
Net change in deposits	245,665	385,895
Net change in securities sold under agreements to repurchase	(4,285)	(3,861)
Proceeds from Federal Home Loan Bank advances	2,049,410	1,107,000
Repayments of Federal Home Loan Bank advances	(2,293,878)	(1,180,300)
Proceeds from issuance of common stock, net of issuance costs	79,396	53
Net cash provided by financing activities	76,308	308,787
Net increase in cash and cash equivalents	56,404	149,209
Cash and cash equivalents, beginning of period	479,362	343,526
Cash and cash equivalents, end of period	$535,766	$492,735

Supplemental disclosures of cash flow information:
Interest paid on deposits	$79,093	$26,034
Interest paid on borrowed funds	$6,080	$18,120
Cash paid for income taxes, net	$5,277	$30,905
Non-cash investing and financing activities:
Net change in unrealized gain (loss) on available-for-sale securities	$1,042	$(3,333)
Loan charge-offs	$19,966	$920
Loans transferred to other real estate owned and foreclosed assets	$764	$4,065
Premises and equipment transferred from other assets	$—	$(331)
Mortgage servicing rights resulting from sale or securitization of mortgage loans	$5,297	$4,944
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
Under the terms of the Merger Agreement, as amended by the Amendment, shareholders of HomeStreet will receive, in respect of each share of common stock of HomeStreet held by them, 0.3867 shares of common stock of FirstSun. Shareholders of HomeStreet, subject to other exceptions, will also be entitled to receive cash in lieu of fractional shares of common stock of FirstSun. On June 18, 2024, HomeStreet’s shareholders approved the Merger Agreement.
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
Under the terms of the Upfront Securities Purchase Agreement, FirstSun is also obligated, concurrently with the closing of the proposed HomeStreet merger, to issue to the Wellington Funds, warrants (the “Warrants”) to purchase approximately 1.15 million shares of FirstSun common stock at an initial exercise price of $32.50 per share. The Warrants will carry a term of three years. In the event the proposed HomeStreet merger is not consummated, no Warrants will be issued.
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
Acquisition Finance Securities Purchase Agreement Joinder - On June 14, 2024, FirstSun entered into a Joinder (the “AFSPA Joinder”) to the Acquisition Finance Securities Purchase Agreement, as amended on April 30, 2024 by the AFSPA Amendment, with certain funds managed by Castle Creek Capital Partners VIII. L.P., Maltese Capital Management, LLC, and Philadelphia Financial Management of San Francisco, LLC (collectively, the “Joinder Investors”). Pursuant to the AFSPA Joinder, on the terms and subject to the conditions set forth therein, substantially concurrently with the closing of the Merger, the Joinder Investors will invest an aggregate of $15 million, in exchange for the sale and issuance, at a purchase price of $32.50 per share, of approximately 462 thousand shares of FirstSun common stock. As a result, FirstSun’s total equity capital raised in connection with the Merger increased from an aggregate capital raise of $220 million to $235 million, inclusive of the $80 million raised pursuant to the Upfront Securities Purchase Agreement.
Registration Rights Agreements - In connection with the Upfront Securities Purchase Agreement, FirstSun and the Wellington Funds also entered into a registration rights agreement (the “Upfront Registration Rights Agreement”), dated January 16, 2024, pursuant to which FirstSun agreed to, among other things, provide customary resale registration rights with respect to the shares of our common stock obtained by the Wellington Funds pursuant to the Investment Agreements, including those issued upon exercise of the Warrants. As required under the Upfront Securities Purchase Agreement, on July 11, 2024, FirstSun registered its common stock securities under Section 12(b) of the securities Exchange Act of 1934 and listed its common stock on The Nasdaq Stock Market LLC(Nasdaq). Pursuant to Amendment No. 3 to our Stockholders’ Agreement, upon listing on Nasdaq, the provisions of the Stockholders’ Agreement restricting the transfer of shares and providing specific stockholders with pre-emptive rights, tag-along rights and rights of first refusal, automatically terminated. As a result, among other terminated provisions, the parties to the Stockholders’ Agreement are no longer restricted under the Stockholders’ Agreement from transferring their shares. Certain parties to the Stockholders’ Agreement retain corporate governance rights as described in the Stockholders’ Agreement, as amended.
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
Other Provisions of the Amendment - In addition to the changes to the Merger Agreement that were noted above, the Amendment provides for, among other things:
•A reduced termination fee payable by HomeStreet, in certain circumstances, if HomeStreet had received a competing acquisition proposal within 30 days after the effective date of the Amendment from $10 million to $2.6 million plus reimbursement of FirstSun’s transaction fees and expenses;
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
Bank Charter Conversion - Sunflower Bank is currently regulated by the Office of the Comptroller of the Currency. We have filed applications to convert Sunflower Bank to a state chartered bank regulated by the Texas Department of Banking and to seek membership with the Federal Reserve later this year.
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
We generally sell loans to investors without recourse; therefore, the investors have assumed the risk of loss or default by the borrower. However, we are usually required by these investors to make certain standard representations and warranties relating to credit information, loan documentation, and collateral. To the extent that we do not comply with such representations, or there are early payment defaults, we may be required to repurchase the loans or indemnify these investors for any losses from borrower defaults. In addition, if loans pay off within a specified time frame, we may be required to refund a portion of the sales proceeds to the investors. We established reserves for potential losses related to these representations and warranties which are recorded within accrued expenses and other liabilities. In assessing the adequacy of the reserves, we evaluate various factors including actual write-offs during the period, historical loss experience, known delinquent and other problem loans, and economic trends and conditions in the industry. Further information is presented in Note 15 - Commitments and Contingencies.

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

NOTE 2 - Securities
The amortized cost, gross unrealized gains and losses, and fair values of available-for-sale and held-to-maturity debt securities by type follows as of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2024
Available-for-sale:
U.S. treasury	$43,450	$—	$(4,103)	$39,347
U.S. agency	1,223	—	(21)	1,202
Obligations of states and political subdivisions	27,474	86	(1,589)	25,971
Mortgage backed - residential	115,149	101	(15,515)	99,735
Collateralized mortgage obligations	194,419	3	(20,730)	173,692
Mortgage backed - commercial	149,364	503	(13,620)	136,247
Other debt	15,003	452	—	15,455
Total available-for-sale	$546,082	$1,145	$(55,578)	$491,649
Held-to-maturity:
Obligations of states and political subdivisions	$25,627	$—	$(4,338)	$21,289
Mortgage backed - residential	7,119	1	(640)	6,480
Collateralized mortgage obligations	3,564	—	(249)	3,315
Total held-to-maturity	$36,310	$1	$(5,227)	$31,084
December 31, 2023
Available-for-sale:
U.S. treasury	$58,468	$—	$(4,234)	$54,234
U.S. agency	1,872	—	(33)	1,839
Obligations of states and political subdivisions	29,979	—	(4,009)	25,970
Mortgage backed - residential	121,288	119	(14,974)	106,433
Collateralized mortgage obligations	203,394	—	(21,861)	181,533
Mortgage backed - commercial	145,062	497	(14,367)	131,192
Other debt	16,792	—	(1,236)	15,556
Total available-for-sale	$576,855	$616	$(60,714)	$516,757
Held-to-maturity:
Obligations of states and political subdivisions	$25,542	$3	$(3,987)	$21,558
Mortgage backed - residential	7,548	2	(560)	6,990
Collateralized mortgage obligations	3,893	—	(260)	3,633
Total held-to-maturity	$36,983	$5	$(4,807)	$32,181
There was no allowance for credit losses related to our investment securities as of June 30, 2024.
As of June 30, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Fair value and unrealized losses on debt securities by type and length of time in a continuous unrealized loss position without an allowance for credit losses were as follows:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Number of Securities
June 30, 2024
Available-for-sale:
U.S. treasury	$—	$—	$39,347	$(4,103)	$39,347	$(4,103)	6
U.S. agency	—	—	1,202	(21)	1,202	(21)	7
Obligations of states and political subdivisions	—	—	18,404	(1,589)	18,404	(1,589)	14
Mortgage backed - residential	160	—	93,663	(15,515)	93,823	(15,515)	84
Collateralized mortgage obligations	10,852	(14)	155,960	(20,716)	166,812	(20,730)	62
Mortgage backed - commercial	—	—	115,798	(13,620)	115,798	(13,620)	23
Total available-for-sale	$11,012	$(14)	$424,374	$(55,564)	$435,386	$(55,578)	196
Held-to-maturity:
Obligations of states and political subdivisions	$329	$(2)	$20,960	$(4,336)	$21,289	$(4,338)	9
Mortgage backed - residential	—	—	6,365	(640)	6,365	(640)	10
Collateralized mortgage obligations	—	—	3,315	(249)	3,315	(249)	5
Total held-to-maturity	$329	$(2)	$30,640	$(5,225)	$30,969	$(5,227)	24

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Number of Securities
December 31, 2023
Available-for-sale:
U.S. treasury	$—	$—	$54,234	$(4,234)	$54,234	$(4,234)	9
U.S. agency	—	—	1,839	(33)	1,839	(33)	7
Obligations of states and political subdivisions	—	—	25,970	(4,009)	25,970	(4,009)	19
Mortgage backed - residential	—	—	100,571	(14,974)	100,571	(14,974)	83
Collateralized mortgage obligations	—	—	181,533	(21,861)	181,533	(21,861)	65
Mortgage backed - commercial	4,721	(27)	114,625	(14,340)	119,346	(14,367)	24
Other debt	—	—	15,556	(1,236)	15,556	(1,236)	9
Total available-for-sale	$4,721	$(27)	$494,328	$(60,687)	$499,049	$(60,714)	216
Held-to-maturity:
Obligations of states and political subdivisions	$—	$—	$21,223	$(3,987)	$21,223	$(3,987)	8
Mortgage backed - residential	—	—	6,845	(560)	6,845	(560)	10
Collateralized mortgage obligations	—	—	3,633	(260)	3,633	(260)	5
Total held-to-maturity	$—	$—	$31,701	$(4,807)	$31,701	$(4,807)	23

We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. We do not have plans to sell any of the available-for-sale debt securities with unrealized losses as of June 30, 2024, and we believe it is more likely than not that we would not be required to sell such available-for-sale debt securities before recovery of their amortized cost.
We continue to monitor unrealized loss positions for potential credit impairments. During the three and six months ended June 30, 2024 and 2023, there were no credit impairments related to our investment securities.
The amortized cost and fair value of our debt securities by contractual maturity as of June 30, 2024 are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or earlier redemptions that may occur.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due within 1 year	$13,950	$13,706
Due after 1 year through 5 years	78,651	73,432
Due after 5 years through 10 years	144,502	132,190
Due after 10 years	308,979	272,321
Total available-for-sale	$546,082	$491,649
Held-to-maturity:
Due after 1 year through 5 years	$912	$883
Due after 5 years through 10 years	702	671
Due after 10 years	34,696	29,530
Total held-to-maturity	$36,310	$31,084
Securities with a carrying value of $448,292 and $468,679 were pledged to secure public deposits, securities sold under agreements to repurchase and borrowed funds at June 30, 2024 and December 31, 2023, respectively.
Available-for-sale debt securities with a carrying value of $37,699 and $37,701 were designated in fair value hedges at June 30, 2024 and December 31, 2023, respectively. See Note 5 - Derivative Financial Instruments for further information.
There were no proceeds from sales and calls of securities for the three and six months ended June 30, 2024 and 2023.

NOTE 3 - Loans
Loans held-for-investment by portfolio type consist of the following as of:

	June 30, 2024	December 31, 2023
Commercial and industrial	$2,431,110	$2,467,688
Commercial real estate:
Non-owner occupied	866,999	812,235
Owner occupied	660,511	635,365
Construction and land	350,878	345,430
Multifamily	94,220	103,066
Total commercial real estate	1,972,608	1,896,096
Residential real estate	1,146,989	1,110,610
Public finance	537,872	602,913
Consumer	42,129	36,371
Other	206,454	153,418
Total loans	$6,337,162	$6,267,096
Allowance for credit losses	(78,960)	(80,398)
Loans, net of allowance for credit losses	$6,258,202	$6,186,698
As of June 30, 2024 and December 31, 2023, we had net deferred fees, (costs), (premiums) and discounts of $11,112 and $12,859, respectively, on our loan portfolio.
Accrued interest receivable on loans totaled $35,615 and $34,879 at June 30, 2024 and December 31, 2023, respectively, and is included in accrued interest receivable in the accompanying consolidated balance sheets.
The following table presents the activity in the allowance for credit losses by portfolio type for the three months ended June 30,:

	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Public Finance	Consumer	Other	Total
2024
Allowance for credit losses:
Balance, beginning of period	$28,270	$29,333	$14,989	$5,778	$624	$835	$79,829
Provision (benefit) for credit losses	(1,025)	581	1,031	143	171	239	1,140
Loans charged off	(2,261)	—	(38)	—	(161)	—	(2,460)
Recoveries	414	5	—	—	32	—	451
Balance, end of period	$25,398	$29,919	$15,982	$5,921	$666	$1,074	$78,960
2023
Allowance for credit losses:
Balance, beginning of period	$28,545	$24,186	$14,165	$5,549	$676	$1,338	$74,459
Provision (benefit) for credit losses	5,343	(2,588)	773	(43)	225	(90)	3,620
Loans charged off	(729)	—	—	—	(68)	—	(797)
Recoveries	38	—	21	—	21	—	80
Balance, end of period	$33,197	$21,598	$14,959	$5,506	$854	$1,248	$77,362

The following table presents the activity in the allowance for credit losses by portfolio type for the six months ended June 30,:

	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Public Finance	Consumer	Other	Total
2024
Allowance for credit losses:
Balance, beginning of period	$29,523	$27,546	$16,345	$5,337	$717	$930	$80,398
Provision (benefit) for credit losses	15,041	2,368	(333)	584	196	144	18,000
Loans charged-off	(19,627)	—	(38)	—	(301)	—	(19,966)
Recoveries	461	5	8	—	54	—	528
Balance, end of period	$25,398	$29,919	$15,982	$5,921	$666	$1,074	$78,960
2023
Allowance for credit losses:
Balance, beginning of period	$40,785	$19,754	$2,963	$1,664	$352	$399	$65,917
Impact of adopting ASC 326	(13,583)	3,867	10,256	3,890	249	577	5,256
Provision (benefit) for credit losses	6,689	(2,026)	1,719	(48)	354	272	6,960
Loans charged-off	(788)	—	—	—	(132)	—	(920)
Recoveries	94	3	21	—	31	—	149
Balance, end of period	$33,197	$21,598	$14,959	$5,506	$854	$1,248	$77,362
We determine the allowance for credit losses estimate on at least a quarterly basis.
As of June 30, 2024 and December 31, 2023, we had an allowance for credit losses on unfunded commitments of $2,009 and $2,309, respectively. For the three months ended June 30, 2024 and 2023 we recorded a provision for credit losses on unfunded commitments of $60 and $802, respectively. For the six months ended June 30, 2024 and 2023 we recorded a (benefit) provision for credit losses on unfunded commitments of $(300) and $822, respectively.
The provision for credit losses, including the benefit for unfunded commitments, totaled $17,700 during the six months ended June 30, 2024. The provision was primarily due to a $17,400 charge-off on a specific customer in our C&I loan portfolio during the first quarter of 2024.

The following table presents our loan portfolio aging analysis as of:

	Loans Not Past Due	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans Greater than 90 Days Past Due, Still Accruing	Nonaccrual	Total
June 30, 2024
Commercial and industrial	$2,407,599	$2,189	$1,794	$3	$19,525	$2,431,110
Commercial real estate:
Non-owner occupied	858,557	279	—	—	8,163	866,999
Owner occupied	658,533	—	632	—	1,346	660,511
Construction and land	349,923	—	776	—	179	350,878
Multifamily	94,220	—	—	—	—	94,220
Total commercial real estate	1,961,233	279	1,408	—	9,688	1,972,608
Residential real estate	1,118,250	1,104	4,139	91	23,405	1,146,989
Public Finance	530,646	—	—	—	7,226	537,872
Consumer	42,067	52	6	—	4	42,129
Other	203,838	—	—	—	2,616	206,454
Total loans	$6,263,633	$3,624	$7,347	$94	$62,464	$6,337,162
December 31, 2023
Commercial and industrial	$2,420,775	$10,117	$3,782	$25,010	$8,004	$2,467,688
Commercial real estate:
Non-owner occupied	796,477	1,063	10,851	—	3,844	812,235
Owner occupied	626,424	8,269	—	638	34	635,365
Construction and land	345,245	—	—	—	185	345,430
Multifamily	103,066	—	—	—	—	103,066
Total commercial real estate	1,871,212	9,332	10,851	638	4,063	1,896,096
Residential real estate	1,065,438	19,261	3,330	168	22,413	1,110,610
Public Finance	602,913	—	—	—	—	602,913
Consumer	36,357	4	—	—	10	36,371
Other	141,794	8,787	—	—	2,837	153,418
Total loans	$6,138,489	$47,501	$17,963	$25,816	$37,327	$6,267,096
Interest income recorded on nonperforming loans was not material for the three or six months ended June 30, 2024 and 2023.
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

The following table presents the amortized cost by segment of loans by risk category and origination date as of June 30, 2024 and gross charge-offs by origination date for the six months ended June 30, 2024:

	2024	2023	2022	2021	2020	Prior	Revolving Loans Converted to Term	Revolving	Total
Commercial and industrial:
Pass	$211,910	$349,984	$370,304	$282,609	$108,119	$70,832	$52,230	$763,198	$2,209,186
Pass/Watch	—	5,853	4,953	8,443	2,692	2,373	17,969	42,316	84,599
Special Mention	545	2,812	36,840	—	2,511	1,006	—	7,448	51,162
Substandard - Accruing	—	5,925	11,022	28,474	4,100	4,539	1,123	11,455	66,638
Substandard - Nonaccrual	—	715	—	2,032	3,180	2,044	3,331	852	12,154
Doubtful	—	—	—	6,147	449	525	250	—	7,371
Total commercial and industrial	$212,455	$365,289	$423,119	$327,705	$121,051	$81,319	$74,903	$825,269	$2,431,110
Gross charge-offs	$—	$—	$—	$19,624	$1	$2	$—	$—	$19,627

Commercial real estate:
Non-owner occupied:
Pass	$25,890	$65,486	$132,515	$142,877	$133,598	$236,049	$18,513	$50,147	$805,075
Pass/Watch	—	—	—	23,497	2,791	5,742	1,229	7,006	40,265
Special Mention	—	—	—	—	—	—	—	—	—
Substandard - Accruing	—	2,714	—	—	1,516	7,727	1,539	—	13,496
Substandard - Nonaccrual	—	—	3,552	—	—	4,611	—	—	8,163
Total non-owner occupied	$25,890	$68,200	$136,067	$166,374	$137,905	$254,129	$21,281	$57,153	$866,999
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Owner occupied:
Pass	$63,152	$88,206	$82,066	$85,948	$91,583	$177,843	$2,735	$5,577	$597,110
Pass/Watch	—	590	889	—	15,165	5,838	—	—	22,482
Special Mention	—	—	487	9,797	656	2,692	—	—	13,632
Substandard - Accruing	—	3,158	453	1,548	2,969	17,813	—	—	25,941
Substandard - Nonaccrual	—	—	—	—	330	1,016	—	—	1,346
Total owner occupied	$63,152	$91,954	$83,895	$97,293	$110,703	$205,202	$2,735	$5,577	$660,511
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & land:
Pass	$2,839	$45,380	$179,795	$28,653	$16,689	$15,793	$21,144	$414	$310,707
Pass/Watch	—	—	—	—	—	19	—	—	19
Special Mention	—	—	31,929	—	1,564	—	—	—	33,493
Substandard - Accruing	—	—	—	—	6,480	—	—	—	6,480
Substandard - Nonaccrual	—	—	—	—	179	—	—	—	179
Total construction & land	$2,839	$45,380	$211,724	$28,653	$24,912	$15,812	$21,144	$414	$350,878
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily:
Pass	$4,441	$1,350	$36,493	$33,246	$5,039	$8,081	$5,570	$—	$94,220
Total multifamily	$4,441	$1,350	$36,493	$33,246	$5,039	$8,081	$5,570	$—	$94,220
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	2024	2023	2022	2021	2020	Prior	Revolving Loans Converted to Term	Revolving	Total
Total commercial real estate:
Pass	$96,322	$200,422	$430,869	$290,724	$246,909	$437,766	$47,962	$56,138	$1,807,112
Pass/Watch	—	590	889	23,497	17,956	11,599	1,229	7,006	62,766
Special Mention	—	—	32,416	9,797	2,220	2,692	—	—	47,125
Substandard - Accruing	—	5,872	453	1,548	10,965	25,540	1,539	—	45,917
Substandard - Nonaccrual	—	—	3,552	—	509	5,627	—	—	9,688
Total commercial real estate:	$96,322	$206,884	$468,179	$325,566	$278,559	$483,224	$50,730	$63,144	$1,972,608
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate:
Pass	$65,063	$152,624	$568,587	$113,410	$36,616	$165,412	$2,384	$9,009	$1,113,105
Pass/Watch	—	1,527	2,220	615	91	3,636	65	—	8,154
Special Mention	—	—	354	—	—	1,871	—	—	2,225
Substandard - Accruing	—	—	—	—	—	100	—	—	100
Substandard - Nonaccrual	—	—	9,463	3,955	2,531	7,425	—	31	23,405
Total residential real estate	$65,063	$154,151	$580,624	$117,980	$39,238	$178,444	$2,449	$9,040	$1,146,989
Gross charge-offs	$—	$—	$—	$—	$—	$38	$—	$—	$38

Public Finance:
Pass	$—	$20,131	$—	$43,531	$134,847	$329,548	$—	$2,589	$530,646
Substandard - Nonaccrual	—	—	—	—	—	7,226	—	—	7,226
Total public finance	$—	$20,131	$—	$43,531	$134,847	$336,774	$—	$2,589	$537,872
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$2,905	$2,246	$1,684	$4,411	$8,286	$5,327	$51	$16,418	$41,328
Pass/Watch	—	8	47	112	194	355	1	62	779
Special Mention	—	—	—	2	—	—	—	—	2
Substandard - Accruing	—	—	—	—	—	—	16	—	16
Substandard - Nonaccrual	—	—	—	4	—	—	—	—	4
Total consumer	$2,905	$2,254	$1,731	$4,529	$8,480	$5,682	$68	$16,480	$42,129
Gross charge-offs	$—	$3	$7	$1	$140	$4	$10	$136	$301

Other:
Pass	$24,057	$12,675	$7,748	$12,418	$483	$8,483	$4,900	$128,774	$199,538
Pass/Watch	—	—	—	4,300	—	—	—	—	4,300
Substandard - Nonaccrual	—	—	—	—	—	2,391	225	—	2,616
Total other	$24,057	$12,675	$7,748	$16,718	$483	$10,874	$5,125	$128,774	$206,454
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans:
Pass	$400,257	$738,082	$1,379,192	$747,103	$535,260	$1,017,368	$107,527	$976,126	$5,900,915
Pass/Watch	—	7,978	8,109	36,967	20,933	17,963	19,264	49,384	160,598
Special Mention	545	2,812	69,610	9,799	4,731	5,569	—	7,448	100,514
Substandard - Accruing	—	11,797	11,475	30,022	15,065	30,179	2,678	11,455	112,671
Substandard - Nonaccrual	—	715	13,015	5,991	6,220	24,713	3,556	883	55,093
Doubtful	—	—	—	6,147	449	525	250	—	7,371
Total loans	$400,802	$761,384	$1,481,401	$836,029	$582,658	$1,096,317	$133,275	$1,045,296	$6,337,162
Gross charge-offs	$—	$3	$7	$19,625	$141	$44	$10	$136	$19,966

The following table presents the amortized cost by segment of loans by risk category and origination date as of December 31, 2023 and gross charge-offs by origination date for the year ended December 31, 2023:

	2023	2022	2021	2020	2019	Prior	Revolving Loans Converted to Term	Revolving	Total
Commercial and industrial:
Pass	$384,720	$432,903	$342,394	$143,636	$41,667	$39,972	$39,098	$786,059	$2,210,449
Pass/Watch	4,052	2,543	18,832	4,595	1,603	2,441	1,273	93,951	129,290
Special Mention	3,759	47,071	2,253	2,281	659	731	3,334	6,729	66,817
Substandard - Accruing	2,992	362	33,625	4,316	1,338	3,542	3,044	3,909	53,128
Substandard - Nonaccrual	—	—	690	4,122	1,110	364	96	248	6,630
Doubtful	—	—	—	490	547	33	304	—	1,374
Total commercial and industrial	$395,523	$482,879	$397,794	$159,440	$46,924	$47,083	$47,149	$890,896	$2,467,688
Gross charge-offs	$—	$—	$2,786	$3,096	$—	$368	$2,992	$—	$9,242

Commercial real estate:
Non-owner occupied:
Pass	$55,581	$117,162	$136,361	$116,402	$60,535	$176,308	$19,256	$71,322	$752,927
Pass/Watch	—	—	—	3,791	6,342	24,620	1,277	—	36,030
Special Mention	2,717	—	—	—	—	—	1,582	—	4,299
Substandard - Accruing	—	3,561	—	1,880	—	9,694	—	—	15,135
Substandard - Nonaccrual	—	—	—	—	—	3,844	—	—	3,844
Total non-owner occupied	$58,298	$120,723	$136,361	$122,073	$66,877	$214,466	$22,115	$71,322	$812,235
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Owner occupied:
Pass	$87,167	$83,308	$105,935	$102,885	$64,134	$123,199	$2,961	$6,103	$575,692
Pass/Watch	600	902	—	15,541	2,896	2,520	—	1,615	24,074
Special Mention	—	493	5,745	306	1,092	2,834	—	—	10,470
Substandard - Accruing	2,295	460	1,204	3,027	2,259	15,850	—	—	25,095
Substandard - Nonaccrual	—	—	—	—	—	34	—	—	34
Total owner occupied	$90,062	$85,163	$112,884	$121,759	$70,381	$144,437	$2,961	$7,718	$635,365
Gross charge-offs	$—	$—	$—	$—	$—	$83	$—	$—	$83

Construction & land:
Pass	$44,496	$171,411	$32,176	$28,221	$13,459	$8,718	$21,600	$1,913	$321,994
Pass/Watch	—	—	13,036	6,541	—	15	—	—	19,592
Special Mention	—	—	1,381	2,278	—	—	—	—	3,659
Substandard - Nonaccrual	—	—	—	185	—	—	—	—	185
Total construction & land	$44,496	$171,411	$46,593	$37,225	$13,459	$8,733	$21,600	$1,913	$345,430
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily:
Pass	$1,359	$36,852	$36,537	$12,838	$2,716	$5,885	$—	$5,574	$101,761
Special Mention	—	—	—	—	1,305	—	—	—	1,305
Total multifamily	$1,359	$36,852	$36,537	$12,838	$4,021	$5,885	$—	$5,574	$103,066
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	2023	2022	2021	2020	2019	Prior	Revolving Loans Converted to Term	Revolving	Total
Total commercial real estate:
Pass	$188,603	$408,733	$311,009	$260,346	$140,844	$314,110	$43,817	$84,912	$1,752,374
Pass/Watch	600	902	13,036	25,873	9,238	27,155	1,277	1,615	79,696
Special Mention	2,717	493	7,126	2,584	2,397	2,834	1,582	—	19,733
Substandard - Accruing	2,295	4,021	1,204	4,907	2,259	25,544	—	—	40,230
Substandard - Nonaccrual	—	—	—	185	—	3,878	—	—	4,063
Total commercial real estate:	$194,215	$414,149	$332,375	$293,895	$154,738	$373,521	$46,676	$86,527	$1,896,096
Gross charge-offs	$—	$—	$—	$—	$—	$83	$—	$—	$83

Residential real estate:
Pass	$153,327	$573,624	$116,695	$38,309	$38,121	$141,216	$1,857	$13,540	$1,076,689
Pass/Watch	155	1,181	28	—	269	4,667	176	—	6,476
Special Mention	—	—	—	—	254	1,465	—	—	1,719
Substandard - Accruing	—	3,199	—	—	—	114	—	—	3,313
Substandard - Nonaccrual	—	6,704	3,169	2,214	4,009	6,267	16	34	22,413
Total residential real estate	$153,482	$584,708	$119,892	$40,523	$42,653	$153,729	$2,049	$13,574	$1,110,610
Gross charge-offs	$—	$—	$—	$13	$—	$—	$—	$—	$13

Public Finance:
Pass	$37,074	$—	$43,512	$174,907	$201,575	$135,326	$—	$3,051	$595,445
Substandard - Accruing	—	—	—	—	7,468	—	—	—	7,468
Total public finance	$37,074	$—	$43,512	$174,907	$209,043	$135,326	$—	$3,051	$602,913
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$3,232	$2,183	$5,347	$9,414	$3,482	$2,555	$2	$9,491	$35,706
Pass/Watch	—	53	108	99	145	153	1	46	605
Special Mention	—	—	13	7	—	—	—	—	20
Substandard - Accruing	—	—	—	—	—	—	30	—	30
Substandard - Nonaccrual	—	4	6	—	—	—	—	—	10
Total consumer	$3,232	$2,240	$5,474	$9,520	$3,627	$2,708	$33	$9,537	$36,371
Gross charge-offs	$—	$—	$11	$8	$111	$32	$3	$169	$334

Other:
Pass	$5,890	$7,802	$13,198	$806	$282	$10,227	$4,859	$100,183	$143,247
Pass/Watch	—	—	7,334	—	—	—	—	—	7,334
Substandard - Nonaccrual	—	—	—	—	2,391	—	446	—	2,837
Total other	$5,890	$7,802	$20,532	$806	$2,673	$10,227	$5,305	$100,183	$153,418
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans:
Pass	$772,846	$1,425,245	$832,155	$627,418	$425,971	$643,406	$89,633	$997,236	$5,813,910
Pass/Watch	4,807	4,679	39,338	30,567	11,255	34,416	2,727	95,612	223,401
Special Mention	6,476	47,564	9,392	4,872	3,310	5,030	4,916	6,729	88,289
Substandard - Accruing	5,287	7,582	34,829	9,223	11,065	29,200	3,074	3,909	104,169
Substandard - Nonaccrual	—	6,708	3,865	6,521	7,510	10,509	558	282	35,953
Doubtful	—	—	—	490	547	33	304	—	1,374
Total loans	$789,416	$1,491,778	$919,579	$679,091	$459,658	$722,594	$101,212	$1,103,768	$6,267,096
Gross charge-offs	$—	$—	$2,797	$3,117	$111	$483	$2,995	$169	$9,672

The following table presents information about collateral dependent loans that were individually evaluated for purposes of determining the ACL as of:

	Collateral Dependent Loans With Allowance		Collateral Dependent Loans With No Related Allowance	Total Collateral Dependent Loans
	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
June 30, 2024
Commercial & industrial	$9,867	$3,270	$9,658	$19,525	$3,270
Commercial real estate:
Non-owner occupied	3,842	147	4,321	8,163	147
Owner occupied	330	274	1,016	1,346	274
Construction and land	—	—	179	179	—
Total commercial real estate	4,172	421	5,516	9,688	421
Residential real estate	2,285	184	21,120	23,405	184
Public Finance	7,226	1,460	—	7,226	1,460
Consumer	4	4	—	4	4
Other	2,391	66	225	2,616	66
Total loans	$25,945	$5,405	$36,519	$62,464	$5,405
December 31, 2023
Commercial & industrial	$5,084	$2,328	$2,920	$8,004	$2,328
Commercial real estate:
Non-owner occupied	—	—	3,844	3,844	—
Owner occupied	—	—	34	34	—
Construction and land	—	—	185	185	—
Total commercial real estate	—	—	4,063	4,063	—
Residential real estate	1,551	103	20,862	22,413	103
Consumer	10	10	—	10	10
Other	2,391	102	446	2,837	102
Total loans	$9,036	$2,543	$28,291	$37,327	$2,543
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
Loan Modifications Made to Borrowers Experiencing Financial Difficulty:
The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. We use a PD/LGD model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made at the time of a modification. The loan modifications in the table below did not significantly impact our determination of the allowance for credit losses on loans during the three and six months ended June 30, 2024.
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
The following tables present loan modifications for borrowers experiencing financial difficulty for the three and six months ended June 30, 2024 and 2023, segregated by modification type, regardless of whether such modifications resulted in a new loan.
For the three months ended June 30,:

	Payment Delay	Interest Rate Reduction	% of Total Class of Loans
2024
Commercial and industrial	$2,727	$—	0.1%
Commercial real estate:
Owner occupied	—	2,088	0.3%
Total commercial real estate	—	2,088	0.1%
Total loans	$2,727	$2,088	0.1%
There were no loan modifications for borrowers experiencing financial difficulty for the three months ended June 30, 2023.
For the six months ended June 30,:

	Payment Delay	Interest Rate Reduction	% of Total Class of Loans
2024
Commercial and industrial	$10,227	$—	0.4%
Commercial real estate:
Owner occupied	—	2,726	0.4%
Total commercial real estate	—	2,726	0.1%
Total loans	$10,227	$2,726	0.2%
2023
Commercial and industrial	$270	$—	—%
Commercial real estate:
Owner occupied	—	1,136	0.2%
Total commercial real estate	—	1,136	0.1%
Total loans	$270	$1,136	—%
Modifications made to the loans presented in the tables above to borrowers experiencing financial difficulty for the three and six months ended June 30, 2024 and 2023 consisted of short-term principal deferrals, short-term principal and interest deferrals, or reductions in the contractual interest rate.
There were no commitments to lend additional funds to these borrowers at June 30, 2024.
The financial effects of our loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024 and 2023 were not significant.

We closely monitor the performance of loan modifications made to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts. The following table depicts the performance of loan modifications made to borrowers experiencing financial difficulty that have been modified in the last 12 months:

	Loans Not Past Due	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans Greater than 90 Days Past Due, Still Accruing	Nonaccrual	Total
Commercial and industrial	$9,916	$—	$—	$—	$311	$10,227
Commercial real estate:
Owner occupied	3,224	—	—	—	639	3,863
Total loans	$13,140	$—	$—	$—	$950	$14,090
NOTE 4 - Mortgage Servicing Rights
We have investments in mortgage servicing rights (“MSRs”) that result from the sale of loans to the secondary market for which we retain the servicing. We account for these MSRs at their fair value.
The unpaid principal loan balance of our servicing portfolio is presented in the following table as of:

	June 30, 2024	December 31, 2023
Federal National Mortgage Association	$2,497,478	$2,478,732
Federal Home Loan Mortgage Corporation	1,837,908	1,736,329
Government National Mortgage Association	1,174,413	1,094,438
Federal Home Loan Bank	100,765	105,702
Other	1,218	1,258
Total	$5,611,782	$5,416,459
The activity of MSRs carried at fair value is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Balance, beginning of period	$78,416	$73,424	$76,701	$74,097
Additions:
Servicing resulting from transfers of financial assets	3,266	2,897	5,297	4,944
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	821	3,846	2,094	2,678
Changes in fair value due to pay-offs, pay-downs, and runoff	(1,759)	(1,777)	(3,348)	(3,329)
Balance, end of period	$80,744	$78,390	$80,744	$78,390

The following represents the weighted-average key assumptions used to estimate the fair value of MSRs as of:

	June 30, 2024	December 31, 2023	June 30, 2023
Discount rate	10.14%	10.06%	11.19%
Total prepayment speeds	8.14%	7.79%	7.56%
Cost of servicing each loan	$91/per loan	$90/per loan	$89/per loan
Total servicing and ancillary fees earned from the mortgage servicing portfolio is presented in the following table:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Servicing fees	$3,940	$3,684	$7,825	$7,306
Late and ancillary fees	215	169	434	354
Total	$4,155	$3,853	$8,259	$7,660
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

The components of our banking derivative financial instruments consisted of the following as of:

	Number of Transactions	Expiration Dates	Outstanding Notional	Estimated Fair Value
June 30, 2024
Derivative financial instruments designated as hedging instruments:
Assets:
Interest Rate Products	31	2028 - 2036	$180,080	$15,547
Derivative financial instruments not designated as hedging instruments:
Assets:
Interest Rate Products	50	2024 - 2037	$394,710	$24,108
Other	3	2025	$7,759	$—
Liabilities:
Interest Rate Products	50	2024 - 2037	$394,710	$23,897
Other	2	2028	$6,168	$14
December 31, 2023
Derivative financial instruments designated as hedging instruments:
Assets:
Interest Rate Products	32	2028 - 2036	$195,935	$12,737
Derivative financial instruments not designated as hedging instruments:
Assets:
Interest Rate Products	49	2024 - 2037	$396,111	$19,931
Other	1	2025	$14,638	$7
Liabilities:
Interest Rate Products	49	2024 - 2037	$396,111	$19,869
Other	2	2028	$6,168	$30
We recorded gains and losses on banking derivative assets and liabilities as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Recorded gain on banking derivative assets	$3,257	$7,605	$9,642	$5,045
Recorded loss on banking derivative liabilities	$(3,251)	$(7,487)	$(9,483)	$(5,231)
For the three months ended June 30, 2024 and 2023, our banking derivative financial instruments not designated as hedging instruments generated fee income of $443 and $502, respectively. For the six months ended June 30, 2024 and 2023 our banking derivative financial instruments not designated as hedging instruments generated fee income of $474, and $968, respectively.
The carrying amount of hedged loans receivable as of June 30, 2024 and December 31, 2023 was $167,451 and $184,829, respectively. The cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged loans receivable as of June 30, 2024 and December 31, 2023 was $(10,920) and $(9,567), respectively. The fair value hedging adjustment included in other noninterest income for the three months ended June 30, 2024 and 2023 was $241 and $(2,494), respectively. The fair value hedging adjustment included in other noninterest income for the six months ended June 30, 2024 and 2023 was $(1,353) and $158, respectively.

The carrying amount of hedged available-for-sale debt securities as of June 30, 2024 and December 31, 2023 was $37,699 and $37,701, respectively. The cumulative amount of fair value hedging adjustment included in the amortized cost amount of the hedged available-for-sale debt securities as of as of June 30, 2024 and December 31, 2023 was $(4,622), and $(3,168), respectively. The fair value hedging adjustment included in interest income for the three months ended June 30, 2024 and 2023 was $(182) and $(1,309), respectively. The fair value hedging adjustment included in interest income for the six months ended June 30, 2024 and 2023 was $(1,455) and $(403), respectively.
Credit-risk-related Contingent Features:
We have agreements with each of our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations.
We also have agreements with our derivative counterparties that contain a provision where if we fail to maintain our status as a well-capitalized institution, then our derivative counterparties have the right but not the obligation to terminate existing swaps. As of June 30, 2024 and December 31, 2023, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $24,673 and $20,508, respectively. As of June 30, 2024 and December 31, 2023, we have minimum collateral posting thresholds with our derivative counterparties and have posted collateral of $5,890 and $9,040, respectively. If we had breached any of these provisions at June 30, 2024, we could have been required to settle our obligations under the agreements at their termination value of $24,673.
Mortgage Banking Derivative Financial Instruments:
The components of our mortgage banking derivative financial instruments consisted of the following as of:

	Expiration Dates	Outstanding Notional	Estimated Fair Value
June 30, 2024
Derivative financial instruments
Assets:
Futures	2024	$32,500	$394
Forward MBS trades	2024	$101,000	$266
Interest rate lock commitments (IRLC)	2024	$85,573	$365
December 31, 2023
Derivative financial instruments
Assets:
Forward MBS trades	2024	$28,700	$2,153
Interest rate lock commitments (IRLC)	2024	$41,404	$252
Liabilities:
Forward MBS trades	2024	$77,000	$606
We recorded gains and losses on mortgage banking derivative assets and liabilities as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Recorded loss on mortgage banking derivative assets	$(1,065)	$(1,154)	$(1,007)	$(304)
Recorded gain (loss) on mortgage banking derivative liabilities	$—	$495	$—	$(40)

NOTE 6 - Deposits
The composition of our deposits is as follows as of:

	June 30, 2024	December 31, 2023
Noninterest-bearing demand deposit accounts	$1,562,308	$1,530,506
Interest-bearing deposit accounts:
Interest-bearing demand accounts	538,232	534,540
Savings accounts and money market accounts	2,505,439	2,446,632
NOW accounts	42,687	56,819
Certificate of deposit accounts:
Less than $100	888,017	714,171
$100 through $250	560,046	569,696
Greater than $250	522,796	521,739
Total interest-bearing deposit accounts	5,057,217	4,843,597
Total deposits	$6,619,525	$6,374,103
The following table summarizes the interest expense incurred on our deposits:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Interest-bearing deposit accounts:
Interest-bearing demand accounts	$5,759	$2,045	$10,478	$3,220
Savings accounts and money market accounts	11,213	6,365	21,884	11,878
NOW accounts	137	79	279	138
Certificate of deposit accounts	21,375	12,240	42,233	19,672
Total interest-bearing deposit accounts	$38,484	$20,729	$74,874	$34,908
The remaining maturity on certificate of deposit accounts is as follows as of:

June 30, 2024
Remainder of 2024	$1,686,074
2025	259,129
2026	13,394
2027	4,617
2028	2,277
2029	2,808
Thereafter	2,560
Total certificate of deposit accounts	$1,970,859

NOTE 7 - Securities Sold Under Agreements to Repurchase
Information concerning securities sold under agreements to repurchase is as follows as of and for the periods ended:

	June 30, 2024	December 31, 2023
Amount outstanding at period-end	$20,408	$24,693
Average daily balance during the period	$18,904	$28,316
Average interest rate during the period	1.07%	0.84%
Maximum month-end balance during the period	$24,240	$40,432
Weighted average interest rate at period-end	0.93%	0.91%
At June 30, 2024 and December 31, 2023, such agreements were secured by investment and mortgage-related securities with an approximate carrying amount of $25,723 and $30,810, respectively. Pledged securities are maintained by safekeeping agents at the direction of the Bank. Our agreements to repurchase generally mature daily, and they are considered to be in an overnight and continuous position.
NOTE 8 - Debt
FHLB advances
The following is a breakdown of our FHLB advances and other borrowings outstanding as of:

	June 30, 2024			December 31, 2023
	Amount	Rate	Weighted Average Rate	Amount	Rate
Variable rate line-of-credit advance	$—	N/A	N/A	$389,468	5.55%
Fixed rate term advances	145,000	5.61% - 5.67%	5.62%	—	N/A
	$145,000			$389,468
Our FHLB advances are typically considered short-term borrowings with maturities less than one year and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. The advances were collateralized by $1,758,544 and $1,674,096 of loans pledged to the FHLB as of June 30, 2024 and December 31, 2023, respectively.
As of June 30, 2024 and December 31, 2023, the Bank had total borrowing capacity with the FHLB that is based on qualified collateral lending values of $1,600,315 and $1,192,022, respectively. Our additional borrowing availability with the FHLB at June 30, 2024 was $1,328,722. These borrowings can be in the form of additional term advances or a line-of-credit.
FRB advances
We also had a $2,010,184 line-of-credit with the FRB. The agreement bears interest at the Fed Funds target rate plus 0.50% and is secured by $2,536,120 of investment securities and loans pledged to the FRB as collateral. No amounts were drawn on the line-of-credit as of June 30, 2024.
Other borrowings
We have lines-of-credit with certain other financial institutions totaling $160,000 as of June 30, 2024. No amounts were drawn on these lines-of-credit at June 30, 2024.

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
Trust preferred securities
We have issued $9,279 in trust preferred securities through a special-purpose trust, New Mexico Banquest Capital Trust I (“NMBCT I”). In addition, we have issued $4,640 in trust preferred securities through a special purpose trust, New Mexico Banquest Capital Trust II (“NMBCT II”, and together with NMBCT I, collectively referred to as “NMBCT Trusts”). Interest is payable quarterly at a rate of three-month term SOFR plus 3.35% (8.91% and 8.51% as of June 30, 2024 and 2023, respectively) for the trust preferred securities issued through NMBCT I and at a rate of three-month term SOFR plus 2.00% (7.59% and 7.39% as of June 30, 2024 and 2023, respectively) for the trust preferred securities issued through NMBCT II.
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
The following table sets forth the computation of basic and diluted earnings per share of common stock:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Net income applicable to common stockholders	$24,560	$28,006	$36,856	$54,287
Weighted Average Shares
Weighted average common shares outstanding	27,430,761	24,933,664	27,224,968	24,928,485
Effect of dilutive securities
Stock-based awards	601,195	272,695	600,221	440,217
Weighted average diluted common shares	28,031,956	25,206,359	27,825,189	25,368,702
Earnings per common share
Basic earnings per common share	$0.90	$1.12	$1.35	$2.18
Effect of dilutive securities
Stock-based awards	(0.02)	(0.01)	(0.03)	(0.04)
Diluted earnings per common share	$0.88	$1.11	$1.32	$2.14
Convertible notes payable for 85,500 shares of common stock were not considered in computing diluted earnings per share for the three and six months ended June 30, 2023, because they were antidilutive.
For information regarding the common shares and warrants to be issued upon the closing of our proposed merger with HomeStreet see Note 1 - Organization and Basis of Presentation.
NOTE 10 - Stockholders’ Equity
As of June 30, 2024 and December 31, 2023, the Company has 10,000,000 shares of preferred stock authorized, $0.0001 par value, of which none were issued or outstanding, respectively.
As of June 30, 2024 and December 31, 2023, the Company has 50,000,000 shares of common stock authorized, $0.0001 par value, of which 27,443,246 and 24,960,639 shares were issued and outstanding, respectively.
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

The following table presents stock options outstanding as of and for the six months ended June 30, 2024.

	Shares	Weighted-Average Exercise Price, per Share	Weighted-Average Remaining Contractual Term (years)
Outstanding, beginning of period	1,245,000	$20.25
Exercised	(26,943)	19.72
Outstanding, end of period	1,218,057	$20.27	3.81
Options vested or expected to vest	1,218,057	$20.27
Options exercisable, end of period	1,211,582	$20.20	3.79
There were no grants or forfeitures during the six months ended June 30, 2024:
At June 30, 2024, there was $63 of total unrecognized compensation cost related to non-vested stock options. The unrecognized compensation cost at June 30, 2024 is expected to be recognized over the next eleven months. At June 30, 2024 the intrinsic value of the stock options was $16,619.
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
In March 2024, we granted special restricted stock awards of 228,573 shares and, on the closing date of the Merger, will grant an additional 195,525 shares, totaling 424,098 shares to certain officers of the Company (including those formerly with HomeStreet) for (i) retention purposes and (ii) to incentivize them in their efforts to work towards both a timely and efficient consummation of the Merger and a successful post-closing integration of the two companies. If the Merger does not close, the awards will be cancelled. Because the special restricted stock awards are contingent upon the closing of the Merger, no expense has been incurred during the three or six months ended June 30, 2024. These awards will vest one-third per year over a three-year period, provided that the officer continues to provide services to the Company on the applicable vesting date, with accelerated vesting upon death, disability, or termination by the Company under certain conditions.
In March 2024, we issued 11,739 shares of restricted stock that will fully vest in March 2025. In May 2023, we issued 15,007 shares of restricted stock, 741 shares were forfeited during 2024 prior to vesting, the remaining 14,266 were fully vested in May 2024. In May 2022, we issued 11,344 shares of restricted stock that were fully vested in May 2023. At June 30, 2024, there was $420 of total unrecognized compensation cost related to the non-vested restricted stock.
In April 2024, we issued performance-based restricted stock under the LTIP that, subject to the achievement of performance conditions, will fully vest in April 2027. At June 30, 2024, we determined it is probable that 93,868 shares will be issued based upon the probability that the performance conditions will be achieved. At June 30, 2024, there was $3,055 of total unrecognized compensation cost related to the non-vested restricted stock granted on these probable shares.
In April 2023, we issued performance-based restricted stock under the LTIP that, subject to the achievement of performance conditions, will fully vest in April 2026. At June 30, 2024, we determined it is probable that 64,455 shares will be issued based upon the probability that the performance conditions will be achieved. At June 30, 2024, there was $1,069 of total unrecognized compensation cost related to the non-vested restricted stock granted on these probable shares.
In April 2022, we issued performance-based restricted stock under the LTIP that, subject to the achievement of performance conditions, will fully vest in April 2025. At June 30, 2024, we determined it is probable that 52,795 shares will be issued based upon the probability that the performance conditions will be achieved. At June 30, 2024, there was $471 of total unrecognized compensation cost related to the non-vested restricted stock granted on these probable shares.
For the three months ended June 30, 2024 and 2023, we recorded total compensation cost from the 2017 and 2021 Plans of $772 and $657, respectively. For the six months ended June 30, 2024 and 2023, we recorded total compensation cost from the 2017 and 2021 Plans of $1,264 and $1,083, respectively.
Acquired Equity Incentive Plans
In conjunction with a previous acquisition, we assumed certain options that had been granted under such option plans. All assumed options were fully vested and exercisable. No further options will be granted under the plans.
The following table presents stock options outstanding as of and for the six months ended June 30, 2024.

	Shares	Weighted-Average Exercise Price, per Share	Weighted-Average Remaining Contractual Term (years)
Outstanding, beginning of period	121,901	$23.26
Exercised	(1,566)	17.24
Outstanding, vested, and exercisable, end of period	120,335	$23.34	3.66
At June 30, 2024 the intrinsic value of the stock options was $1,282.
NOTE 11 - Income Taxes
The provision for income taxes in interim periods requires us to make an estimate of the effective tax rate expected to be applicable for the full year, adjusted for any discrete items for the applicable period. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes.
The provision for income tax is summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Provision for income taxes	$6,538	$7,654	$9,528	$14,795
Effective tax provision rate	21.0%	21.5%	20.5%	21.4%
We do not believe that we have any material uncertain tax positions, and do not expect any material changes during the next twelve months.
NOTE 12 - Regulatory Capital Matters
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
The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. As of June 30, 2024, both the Parent Company and the Bank met all capital adequacy requirements to which they were subject.

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of June 30, 2024 and December 31, 2023, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.
Actual and required capital amounts for the Parent Company are as follows as of:

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2024
Total risk-based capital to risk-weighted assets:	$1,071,535	14.95%	$573,269	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$916,893	12.80%	$429,952	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$916,893	12.80%	$322,464	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$916,893	11.83%	$310,123	4.00%	N/A	N/A
December 31, 2023
Total risk-based capital to risk-weighted assets:	$953,331	13.25%	$575,434	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$798,167	11.10%	$431,575	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$798,167	11.10%	$323,682	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$798,167	10.52%	$303,410	4.00%	N/A	N/A

Actual and required capital amounts for the Bank are as follows as of:

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2024
Total risk-based capital to risk-weighted assets:	$961,060	13.44%	$572,223	8.00%	$715,279	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$881,995	12.33%	$429,168	6.00%	$572,223	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$881,995	12.33%	$321,876	4.50%	$464,931	6.50%
Tier 1 leverage capital to average assets:	$881,995	11.38%	$310,138	4.00%	$387,673	5.00%
December 31, 2023
Total risk-based capital to risk-weighted assets:	$918,050	12.79%	$574,280	8.00%	$717,850	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$838,199	11.68%	$430,710	6.00%	$574,280	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$838,199	11.68%	$323,033	4.50%	$466,603	6.50%
Tier 1 leverage capital to average assets:	$838,199	11.05%	$303,321	4.00%	$379,151	5.00%
NOTE 13 - Fair Value Measurements
We utilize fair value measurements to record or disclose the fair value on certain assets and liabilities. Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The determination of fair values of financial instruments often requires the use of estimates. In cases where quoted market values in an active market are not available, we use present value techniques and other valuation methods to estimate the fair values of our financial instruments. These valuation models rely on market-based parameters when available, such as interest rate yield curves or credit spreads. Unobservable inputs may be based on management’s judgment assumptions and estimates related to credit quality, our future earnings, interest rates and other relevant inputs. These valuation methods require considerable judgment and the resulting estimates of fair value can be significantly affected by the assumptions made and the methods used.
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
The following table sets forth our assets and liabilities measured at fair value on a recurring basis as of:

	Level 1	Level 2	Level 3
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total Estimated Fair Value
June 30, 2024
Available-for-sale securities	$39,347	$452,302	$—	$491,649
Loans held-for-sale	—	66,571	—	66,571
Mortgage servicing rights	—	—	80,744	80,744
Derivative financial instruments - assets	—	40,680	—	40,680
Derivative financial instruments - liabilities	—	(23,911)	—	(23,911)
Total	$39,347	$535,642	$80,744	$655,733

December 31, 2023
Available-for-sale securities	$54,234	$462,523	$—	$516,757
Loans held-for-sale	—	54,212	—	54,212
Mortgage servicing rights	—	—	76,701	76,701
Derivative financial instruments - assets	—	35,073	—	35,073
Derivative financial instruments - liabilities	—	(20,475)	—	(20,475)
Total	$54,234	$531,333	$76,701	$662,268
For further details on our Level 3 inputs related to MSRs, see Note 4 - Mortgage Servicing Rights.
The following table presents a reconciliation for our Level 3 assets measured at fair value on a recurring basis:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Balance, beginning of period	$78,416	$73,424	$76,701	$74,097
Total (losses) gains included in earnings	(938)	2,069	(1,254)	(651)
Purchases, issuances, sales and settlements:
Issuances	3,266	2,897	5,297	4,944
Balance, end of period	$80,744	$78,390	$80,744	$78,390

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

	Level 3
	June 30, 2024	December 31, 2023
Collateral dependent loans:
Commercial and industrial	$6,597	$2,756
Commercial real estate	3,751	—
Residential real estate	2,101	1,448
Public finance	5,766	—
Other	2,325	2,289
Total collateral dependent loans	$20,540	$6,493

Other real estate owned and foreclosed assets, net:
Commercial real estate	$3,134	$3,133
Residential real estate	1,363	967
Total other real estate owned and foreclosed assets, net:	$4,497	$4,100
The fair value of the financial assets in the table above utilize the market approach valuation technique, with discount adjustments for differences between comparable sales.

Fair value of financial instruments not carried at fair value:
The carrying amounts and estimated fair values of financial instruments not carried at fair value are as follows as of:

		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
June 30, 2024
Assets:
Cash and cash equivalents	$535,766	$535,766	$535,766	$—	$—
Securities held-to-maturity	36,310	31,084	—	31,084	—
Loans (excluding collateral dependent loans at fair value)	6,316,622	6,177,915	—	—	6,177,915
Restricted equity securities	30,846	30,846	—	30,846	—
Accrued interest receivable	37,892	37,892	—	2,277	35,615

Liabilities:
Deposits (excluding demand deposits)	$4,518,985	$4,509,757	$2,548,126	$1,961,631	$—
Securities sold under agreements to repurchase	20,408	20,408	—	20,408	—
FHLB advances	145,000	145,000	—	145,000	—
Subordinated debt, net	75,577	72,075	—	72,075	—
Accrued interest payable	9,199	9,199	—	9,199	—
December 31, 2023
Assets:
Cash and cash equivalents	$479,362	$479,362	$479,362	$—	$—
Securities held-to-maturity	36,983	32,181	—	32,181	—
Loans (excluding collateral dependent loans at fair value)	6,260,603	6,121,749	—	—	6,121,749
Restricted equity securities	38,072	38,072	—	38,072	—
Accrued interest receivable	37,099	37,099	—	2,220	34,879

Liabilities:
Deposits (excluding demand deposits)	$4,309,057	$4,298,164	$2,503,451	$1,794,713	$—
Securities sold under agreements to repurchase	24,693	24,693	—	24,693	—
FHLB advances	389,468	389,468	—	389,468	—
Subordinated debt, net	75,313	72,073	—	72,073	—
Accrued interest payable	13,580	13,580	—	13,580	—
NOTE 14 - Segment Information
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
Significant segment totals are reconciled to the financial statements as follows for the three months ended June 30,:

	Banking	Mortgage Operations	Corporate	Total Segments
2024
Summary of Operations
Net interest income (expense)	$69,651	$4,483	$(1,235)	$72,899

Provision for credit losses	169	1,031	—	1,200

Noninterest income:
Service charges on deposit accounts	5,947	(1)	—	5,946
Credit and debit card fees	3,006	1	—	3,007
Trust and investment advisory fees	1,493	—	—	1,493
(Loss) income from mortgage banking services, net	(584)	11,627	—	11,043
Other noninterest income	1,785	—	—	1,785
Total noninterest income	11,647	11,627	—	23,274

Noninterest expense:
Salary and employee benefits	31,009	8,430	389	39,828
Occupancy and equipment	7,845	812	44	8,701
Other noninterest expenses	10,238	4,148	960	15,346
Total noninterest expense	49,092	13,390	1,393	63,875

Income (loss) before income taxes	$32,037	$1,689	$(2,628)	$31,098

Other Information
Depreciation expense	$1,460	$48	$—	$1,508
Identifiable assets	$6,865,029	$996,995	$137,271	$7,999,295

	Banking	Mortgage Operations	Corporate	Total Segments
2023
Summary of Operations
Net interest income (expense)	$73,626	$1,479	$(1,270)	$73,835

Provision for credit losses	3,649	773	—	4,422

Noninterest income:
Service charges on deposit accounts	5,358	—	—	5,358
Credit and debit card fees	3,056	1	—	3,057
Trust and investment advisory fees	1,478	—	—	1,478
(Loss) income from mortgage banking services, net	(412)	12,071	—	11,659
Other noninterest income	2,738	—	—	2,738
Total noninterest income	12,218	12,072	—	24,290

Noninterest expense:
Salary and employee benefits	26,182	7,252	622	34,056
Occupancy	7,419	671	45	8,135
Other noninterest expenses	11,700	3,826	326	15,852
Total noninterest expense	45,301	11,749	993	58,043

Income (loss) before income taxes	$36,894	$1,029	$(2,263)	$35,660

Other Information
Depreciation expense	$1,654	$59	$—	$1,713
Identifiable assets	$6,886,328	$843,483	$67,533	$7,797,344

Significant segment totals are reconciled to the financial statements as follows for the six months ended June 30,:

	Banking	Mortgage Operations	Corporate	Total Segments
2024
Summary of Operations
Net interest income (expense)	$138,173	$8,002	$(2,470)	$143,705

Provision (benefit) for credit losses	18,033	(333)	—	17,700

Noninterest income:
Service charges on deposit accounts	11,715	(1)	—	11,714
Credit and debit card fees	5,808	2	—	5,810
Trust and investment advisory fees	2,956	—	—	2,956
(Loss) income from mortgage banking services, net	(1,167)	21,712	—	20,545
Other noninterest income	5,057	—	—	5,057
Total noninterest income	24,369	21,713	—	46,082

Noninterest expense:
Salary and employee benefits	60,772	15,579	830	77,181
Occupancy and equipment	15,604	1,604	88	17,296
Other noninterest expenses	20,007	8,072	3,147	31,226
Total noninterest expense	96,383	25,255	4,065	125,703

Income (loss) before income taxes	$48,126	$4,793	$(6,535)	$46,384

Other Information
Depreciation expense	$2,919	$98	$—	$3,017
Identifiable assets	$6,865,029	$996,995	$137,271	$7,999,295

	Banking	Mortgage Operations	Corporate	Total Segments
2023
Summary of Operations
Net interest income (expense)	$147,112	$3,361	$(2,521)	$147,952

Provision for credit losses	6,063	1,719	—	7,782

Noninterest income:
Service charges on deposit accounts	10,373	—	—	10,373
Credit and debit card fees	6,037	1	—	6,038
Trust and investment advisory fees	2,939	—	—	2,939
(Loss) income from mortgage banking services, net	(600)	19,688	—	19,088
Other noninterest income	4,783	—	—	4,783
Total noninterest income	23,532	19,689	—	43,221

Noninterest expense:
Salary and employee benefits	53,966	14,024	1,115	69,105
Occupancy	15,024	1,381	85	16,490
Other noninterest expenses	19,935	7,335	1,444	28,714
Total noninterest expense	88,925	22,740	2,644	114,309

Income (loss) before income taxes	$75,656	$(1,409)	$(5,165)	$69,082

Other Information
Depreciation expense	$3,303	$120	$—	$3,423
Identifiable assets	$6,886,328	$843,483	$67,533	$7,797,344

NOTE 15 - Commitments and Contingencies
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
Undistributed portion of committed loans and unused lines of credit
Loan commitments are agreements to lend to a customer as long as there is no customer violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee. As of June 30, 2024 and December 31, 2023, commitments included the funding of fixed-rate loans totaling $204,551 and $191,415 and variable-rate loans totaling $1,432,414 and $1,656,434, respectively. The fixed-rate loan commitments have interest rates ranging from 1.00% to 18.00% at June 30, 2024 and December 31, 2023, and maturities ranging from 1 month to 19 years at June 30, 2024 and from 1 month to 19 years at December 31, 2023.
Standby letters of credit
Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third-party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since many of the loan commitments and letters of credit expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, owner occupied real estate, and/or income-producing commercial properties. As of June 30, 2024 and December 31, 2023, our standby letters of credit commitment totaled $29,225 and $14,490, respectively.
MPF Master Commitments
The Bank has executed MPF Master Commitments (Commitments) with the FHLB to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB’s first loss account for mortgages delivered under the Commitments. The Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to manage the credit risk of the MPF Program mortgage loans. As of June 30, 2024 and December 31, 2023, the Bank considered the amount of any of its liability for the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments to be immaterial, and has not recorded a liability and offsetting receivable. As of June 30, 2024 and December 31, 2023, the maximum potential amount of future payments that the Bank would have been required to make under the Commitments was $3,811 and $3,810, respectively. Under the Commitments, the Bank agrees to service the loans and therefore, is responsible for any necessary foreclosure proceedings. Any future recoveries on any losses would not be paid by the FHLB under the Commitments. The Bank has not experienced any material losses under these guarantees.
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
Check Fraud Litigation
Rodeo Electrical Services, Inc. and its owner (“RESI”) filed a civil action against the Bank on June 23, 2020 in the Santa Fe County, New Mexico District Court. The complaint alleged that the Bank conspired with or otherwise aided a former RESI employee’s embezzlement of approximately $0.4 million from RESI. The complaint sought compensatory, exemplary, statutory and punitive damages, as well as payment of RESI’s legal fees and expenses. On January 18, 2024, the jury awarded RESI approximately $2.1 million which included punitive damages. Judgment on the aforementioned jury award was formally entered on July 25, 2024. A supplemental award of RESI’s legal fees will likely be entered by January 1, 2025. We believe the judgment will be covered by insurance; therefore, such outcome will not have a material financial impact on the Bank.
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

NOTE 16 - Lease Commitments
Our leases relate primarily to office space and bank branches with remaining lease terms of generally 1 to 15 years. Certain lease arrangements contain extension options which typically range from 5 to 10 years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.

	June 30, 2024	December 31, 2023
ROU asset on leased property, gross	$37,515	$36,520
Accumulated amortization	(14,155)	(12,293)
ROU asset, net (included in prepaid expenses and other assets in our consolidated balance sheets)	$23,360	$24,227
Lease liability (included in accrued expenses and other liabilities in our consolidated balance sheets)	$25,556	$26,431
Weighted Average Remaining Life - Operating Leases	5.25	5.56
Weighted Average Rate - Operating Leases	2.36%	2.10%
The following table reconciles future undiscounted lease payments due under non-cancelable operating leases to the aggregate operating lessee lease liability as of June 30, 2024:

Remainder of 2024	$7,607
2025	5,857
2026	3,910
2027	2,963
2028	2,512
2029	4,135
Thereafter	228
Total undiscounted operating lease liability	27,212
Imputed interest	1,656
Total operating lease liability included in the accompanying balance sheet	$25,556
Total lease expense for three months ended June 30, 2024 and 2023 was $1,914 and $1,847, respectively. Total lease expense for the six months ended June 30, 2024 and 2023 was $3,838 and $3,745, respectively. The components of total lease expense for the periods ended June 30, 2024 was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Operating leases	$1,945	$1,886	$3,867	$3,755
Short-term leases	47	54	94	100
Sublease income	(78)	(93)	(123)	(110)
Net lease expense	$1,914	$1,847	$3,838	$3,745
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
General Overview
FirstSun Capital Bancorp, headquartered in Denver, Colorado, is the financial holding company for Sunflower Bank, National Association, which is headquartered in Dallas, Texas and operates as Sunflower Bank, First National 1870 and Guardian Mortgage. We conduct a full-service community banking and trust business through our wholly-owned subsidiaries—Sunflower Bank, Logia Portfolio Management, LLC, and FEIF Capital Partners, LLC. Sunflower Bank is currently regulated by the Office of the Comptroller of the Currency. We have filed applications to convert Sunflower Bank to a state chartered bank regulated by the Texas Department of Banking and to seek membership with the Federal Reserve later this year.
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
We operate FirstSun through two operating segments: Banking and Mortgage Operations. We also allocate certain expenses to Corporate, which is not an operating segment. The expenses included in Corporate are not deemed to be allocable to our operating segments. The operating segments have been determined based on the products and services we offer and reflect the manner in which our financial information is evaluated by management. Each of the operating segments is complementary to each other and because of the interrelationship of the segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. For additional information on our segments, see Note 14 - Segment Information included in our consolidated financial statements included elsewhere in this report.

Pending Merger with HomeStreet, Inc. and Common Equity Raise
On January 16, 2024, FirstSun and HomeStreet entered into a definitive merger agreement. Under the merger agreement, FirstSun will continue as the surviving entity and Sunflower Bank will continue as the surviving bank. On April 30, 2024, FirstSun and HomeStreet entered into an amendment to the merger agreement that, among other things, increased total capital raised in connection with the merger, revised the share exchange ratio pursuant to which the HomeStreet shareholders will receive FirstSun common stock, and reduced the termination fee payable by HomeStreet in certain circumstances. The amendment was unanimously approved by the Boards of Directors of each of FirstSun and HomeStreet. On June 18, 2024, HomeStreet’s shareholders approved the merger agreement. For more complete information related to the Merger Agreement and Amendment see Proposed Merger with HomeStreet in Note 1 - Organization and Basis of Presentation in our unaudited consolidated financial statements included elsewhere in this report.
The merger is expected to close in the fourth quarter of 2024 and the combined entity is expected to have total assets of approximately $17 billion and 129 branch locations. The combined entity’s expanded footprint includes, FirstSun’s current presence in the Southwest and Midwest together with HomeStreet’s presence in Southern California, Hawaii and the Pacific Northwest.
Concurrently with entry into the HomeStreet merger agreement, FirstSun entered into investment agreements with investors to raise capital to support the merger. These agreements included an initial $80 million investment in FirstSun common stock. Concurrently with the amendment to the merger agreement, FirstSun entered into an amendment to the investment agreements with the investors to increase the amount of investment to support the merger. In June 2024, FirstSun and the investors entered into a Joinder to the Acquisition Finance Securities Purchase Agreement. For additional information related to the agreements to raise additional capital for the merger, including the Joinder, see Investment Agreements in Note 1 - Organization and Basis of Presentation in our unaudited consolidated financial statements included elsewhere in this report.

Financial Summary
Second Quarter 2024 Highlights:
•Net income of $24.6 million, $0.88 per diluted share (excluding merger costs, $25.2 million, $0.90 per diluted share, see the “Non-GAAP Financial Measures and Reconciliations” below)
•Net interest margin of 4.02%
•Return on average total assets of 1.26% (excluding merger costs, 1.29%, see the “Non-GAAP Financial Measures and Reconciliations” below)
•Return on average stockholders’ equity of 10.03% (excluding merger costs, 10.28%, see the “Non-GAAP Financial Measures and Reconciliations” below)
•Loan growth of 3.3% annualized
•Deposit growth of 10.8% annualized
•24.2% noninterest income to total revenue1
Net income totaled $24.6 million, or $0.88 per diluted share, for the second quarter of 2024, compared to $28.0 million, or $1.11 per diluted share, for the second quarter of 2023. Net income for the second quarter of 2024 was negatively impacted by $0.6 million of merger costs, net of tax, or $0.02 per diluted share. The return on average total assets was 1.26% for the second quarter of 2024, compared to 1.49% for the second quarter of 2023, and the return on average stockholders’ equity was 10.03% for the second quarter of 2024, compared to 13.54% for the second quarter of 2023. Second quarter of 2024 merger costs, net of tax negatively affected return on average total assets by 0.03% and return on average stockholders’ equity by 0.25%.
Net income totaled $36.9 million, or $1.32 per diluted share, for the six months ended June 30, 2024, compared to $54.3 million, or $2.14 per diluted share, for the same period in 2023. Net income for the six months ended June 30, 2024 were negatively impacted by a $10.6 million provision for credit loss on a specific customer in our C&I loan portfolio, net of tax, or $0.38 per diluted share, and $2.9 million in merger costs, net of tax, or $0.11 per diluted share. The return on average total assets was 0.95% for the six months ended June 30, 2024, compared to 1.46%, for the same period in 2023, and the return on average stockholders’ equity was 7.62% for the six months ended June 30, 2024, compared to 13.46%, for the same period in 2023. For the six months ended June 30, 2024, merger costs, net of tax negatively affected return on average total assets by 0.08% and return on average stockholders’ equity by 0.60%.

1 Total revenue is net interest income plus noninterest income.

The following table sets forth certain summary financial and other information of FirstSun:

	For the three months ended June 30,		For the six months ended June 30,		For the year ended December 31,
($ in thousands, except share and per share amounts)	2024	2023	2024	2023	2023
Income Statement:
Net interest income	$72,899	$73,835	$143,705	$147,952	$293,431
Taxable equivalent adjustment	1,156	1,288	2,475	2,530	5,086
Net interest income - fully tax equivalent ("FTE") basis (non-GAAP) (3)	$74,055	$75,123	$146,180	$150,482	$298,517
Provision for credit losses	$1,200	$4,422	$17,700	$7,782	$18,247
Noninterest income	$23,274	$24,290	$46,082	$43,221	$79,092
Noninterest expense	$63,875	$58,043	$125,703	$114,309	$222,793
Net income	$24,560	$28,006	$36,856	$54,287	$103,533
Per Common Share Data:
Weighted average diluted common shares	28,031,956	25,206,359	27,825,189	25,368,702	25,387,196
Net income (basic)	$0.90	$1.12	$1.35	$2.18	$4.15
Net income (diluted)	$0.88	$1.11	$1.32	$2.14	$4.08
Cash dividends	$—	$—	$—	$—	$—
Dividend payout ratio	—%	—%	—%	—%	—%
Book value	$36.31	$33.02	$36.31	$33.02	$35.14
Tangible book value (non-GAAP) (3)	$32.56	$28.76	$32.56	$28.76	$30.96
Performance Ratios:
Return on average total assets	1.26%	1.49%	0.95%	1.46%	1.38%
Return on average stockholders' equity	10.03%	13.54%	7.62%	13.46%	12.50%
Return on tangible stockholders' equity (non-GAAP) (3)	11.22%	16.52%	8.51%	15.81%	13.89%
Return on average tangible stockholders' equity (non-GAAP) (3)	11.44%	16.46%	8.80%	16.24%	14.88%
Net interest margin	4.02%	4.24%	4.00%	4.31%	4.23%
Efficiency ratio (1)	66.42%	59.15%	66.23%	59.79%	59.81%
Efficiency ratio excluding merger related expenses (non-GAAP) (3)	65.33%	59.15%	64.37%	59.79%	59.81%
Net charge-offs to average loans outstanding	0.13%	0.05%	0.62%	0.03%	0.13%
Allowance for credit losses to loans	1.25%	1.26%	1.25%	1.26%	1.28%
Nonperforming loans to total loans (2)	0.99%	1.10%	0.99%	1.10%	1.01%
Balance Sheet:
Total loans, excluding loans held-for-sale	$6,337,162	$6,155,090	$6,337,162	$6,155,090	$6,267,096
Total assets	$7,999,295	$7,797,344	$7,999,295	$7,797,344	$7,879,724
Total deposits	$6,619,525	$6,150,418	$6,619,525	$6,150,418	$6,374,103
Total borrowed funds	$220,577	$651,096	$220,577	$651,096	$464,781
Total stockholders' equity	$996,599	$823,635	$996,599	$823,635	$877,197
Capital Ratios:
Total risk-based capital to risk-weighted assets	14.95%	12.52%	14.95%	12.52%	13.25%
Tier 1 risk-based capital to risk-weighted assets	12.80%	10.40%	12.80%	10.40%	11.10%
Common Equity Tier 1 (CET 1) to risk-weighted assets	12.80%	10.40%	12.80%	10.40%	11.10%
Tier 1 leverage capital to average assets	11.83%	10.00%	11.83%	10.00%	10.52%
Average stockholders' equity to average total assets	12.55%	11.00%	12.52%	10.88%	11.05%
Tangible stockholders' equity to tangible assets (non-GAAP) (3)	11.32%	9.33%	11.32%	9.33%	9.94%
Tangible stockholders' equity to tangible assets reflecting net unrealized losses on HTM securities, net of tax (non-GAAP) (3)	11.27%	9.28%	11.27%	9.28%	9.90%
Nonfinancial Data:
Full-time equivalent employees	1,176	1,121	1,176	1,121	1,110
Banking branches	69	69	69	69	69
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

Non-GAAP Financial Measures and Reconciliations
The non-GAAP financial measures presented below are used by our management and our Board of Directors on a regular basis in addition to our GAAP results to facilitate the assessment of our financial performance. Management believes these non-GAAP financial measures enhance an investor’s understanding of our financial results by providing a meaningful basis for period-to-period comparisons, assisting in operating results analysis, and predicting future performance. This information supplements our GAAP reported results, and should not be viewed in isolation from, or as a substitute for, our GAAP results. Accordingly, this financial information should be read in conjunction with our consolidated financial statements and notes thereto for the three and six months ended June 30, 2024, included elsewhere in this report. Non-GAAP financial measures exclude certain items that are included in the financial results presented in accordance with GAAP. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. These non-GAAP measures are not necessarily comparable to similar measures that may be represented by other companies.
The following table presents GAAP to non-GAAP reconciliations:

	For the three months ended June 30,		For the six months ended June 30,		For the year ended December 31,
($ in thousands, except share and per share amounts)	2024	2023	2024	2023	2023
Tangible stockholders’ equity and tangible book value per share:
Total stockholders' equity (GAAP)	$996,599	$823,635	$996,599	$823,635	$877,197
Less: Goodwill and other intangible assets
Goodwill	(93,483)	(93,483)	(93,483)	(93,483)	(93,483)
Other intangible assets	(9,517)	(12,712)	(9,517)	(12,712)	(10,984)
Tangible stockholders' equity (non-GAAP)	$893,599	$717,440	$893,599	$717,440	$772,730
Total common shares outstanding	27,443,246	24,941,468	27,443,246	24,941,468	24,960,639
Book value per share (GAAP)	$36.31	$33.02	$36.31	$33.02	$35.14
Tangible book value per share (non-GAAP)	$32.56	$28.76	$32.56	$28.76	$30.96
Tangible net income and return on tangible stockholders’ equity:
Net income (GAAP)	$24,560	$28,006	$36,856	$54,287	$103,533
Add: Intangible amortization, net of tax	515	1,620	1,159	2,444	3,809
Tangible net income (non-GAAP)	$25,075	$29,626	$38,015	$56,731	$107,342
Tangible stockholders’ equity (non-GAAP) (see above)	$893,599	$717,440	$893,599	$717,440	$772,730
Return on stockholders’ equity (GAAP)	9.86%	13.60%	7.40%	13.18%	11.80%
Return on tangible stockholders’ equity (non-GAAP)	11.22%	16.52%	8.51%	15.81%	13.89%
Net interest margin - FTE basis:
Net interest income (GAAP)	$72,899	$73,835	$143,705	$147,952	$293,431
Taxable equivalent adjustment	1,156	1,288	2,475	2,530	5,086
Net interest income - FTE basis (non-GAAP)	$74,055	$75,123	$146,180	$150,482	$298,517
Average earning assets	$7,256,763	$6,961,407	$7,178,543	$6,859,237	$6,935,567
Net interest margin (GAAP)	4.02%	4.24%	4.00%	4.31%	4.23%
Net interest margin - FTE basis (non-GAAP)	4.08%	4.32%	4.07%	4.39%	4.29%
Tangible stockholders’ equity to tangible assets:
Total assets (GAAP)	$7,999,295	$7,797,344	$7,999,295	$7,797,344	$7,879,724
Less: Goodwill and other intangible assets
Goodwill	(93,483)	(93,483)	(93,483)	(93,483)	(93,483)
Other intangible assets	(9,517)	(12,712)	(9,517)	(12,712)	(10,984)
Tangible assets (non-GAAP)	$7,896,295	$7,691,149	$7,896,295	$7,691,149	$7,775,257
Tangible stockholders’ equity (non-GAAP) (see above)	$893,599	$717,440	$893,599	$717,440	$772,730
Stockholders' equity to total assets (GAAP)	12.46%	10.56%	12.46%	10.56%	11.13%
Tangible stockholders’ equity to tangible assets (non-GAAP)	11.32%	9.33%	11.32%	9.33%	9.94%

	For the three months ended June 30,		For the six months ended June 30,		For the year ended December 31,
($ in thousands, except share and per share amounts)	2024	2023	2024	2023	2023
Tangible stockholders’ equity to tangible assets reflecting net unrealized losses on HTM securities, net of tax:
Tangible stockholders' equity (non-GAAP) (see above)	$893,599	$717,440	$893,599	$717,440	$772,730
Less: Net unrealized losses on HTM securities, net of tax	(3,949)	(3,821)	(3,949)	(3,821)	(3,629)
Tangible stockholders’ equity less net unrealized losses on HTM securities, net of tax (non-GAAP)	$889,650	$713,619	$889,650	$713,619	$769,101
Tangible assets (non-GAAP) (see above)	$7,896,295	$7,691,149	$7,896,295	$7,691,149	$7,775,257
Less: Net unrealized losses on HTM securities, net of tax	(3,949)	(3,821)	(3,949)	(3,821)	(3,629)
Tangible assets less net unrealized losses on HTM securities, net of tax (non-GAAP)	$7,892,346	$7,687,328	$7,892,346	$7,687,328	$7,771,628
Tangible stockholders’ equity to tangible assets (non-GAAP)	11.32%	9.33%	11.32%	9.33%	9.94%
Tangible stockholders’ equity to tangible assets reflecting net unrealized losses on HTM securities, net of tax (non-GAAP)	11.27%	9.28%	11.27%	9.28%	9.90%
Net income excluding merger costs:
Net income (GAAP)	$24,560	$28,006	$36,856	$54,287	$103,533
Add: Merger costs
Merger related expenses	1,046	—	3,535	—	—
Income tax effect on merger related expenses	(425)	—	(618)	—	—
Total merger costs	621	—	2,917	—	—
Net income excluding merger costs (non-GAAP)	$25,181	$28,006	$39,773	$54,287	$103,533
Return on average total assets excluding merger costs:
Return on average total assets (ROAA) (GAAP)	1.26%	1.49%	0.95%	1.46%	1.38%
Add: Impact of merger costs, net of tax	0.03%	—%	0.08%	—%	—%
ROAA excluding merger costs (non-GAAP)	1.29%	1.49%	1.03%	1.46%	1.38%
Return on average stockholders’ equity excluding merger costs:
Return on average stockholders' equity (ROAE) (GAAP)	10.03%	13.54%	7.62%	13.46%	12.50%
Add: Impact of merger costs, net of tax	0.25%	—%	0.60%	—%	—%
ROAE excluding merger costs (non-GAAP)	10.28%	13.54%	8.22%	13.46%	12.50%
Efficiency ratio excluding merger related expenses:
Efficiency ratio (GAAP)	66.42%	59.15%	66.23%	59.79%	59.81%
Less: Impact of merger related expenses	(1.09)%	—%	(1.86)%	—%	—%
Efficiency ratio excluding merger related expenses (non-GAAP)	65.33%	59.15%	64.37%	59.79%	59.81%
Diluted earnings per share excluding merger costs:
Diluted earnings per share (GAAP)	$0.88	$1.11	$1.32	$2.14	$4.08
Add: Impact of merger costs, net of tax	0.02	—	0.11	—	—
Diluted earnings per share excluding merger costs (non-GAAP)	$0.90	$1.11	$1.43	$2.14	$4.08

Segments
Banking
Three months ended June 30, 2024 and 2023
Income before income taxes decreased $4.9 million to $32.0 million for the second quarter of 2024, from $36.9 million for the same period in 2023. The period over period decrease was primarily due to a decrease in net interest income and an increase in salary and employee benefits partially offset by a decrease in provision for credit losses. Net interest income decreased $4.0 million to $69.7 million for the second quarter of 2024, compared to $73.6 million for the same period in 2023, primarily due to an increase in the cost of interest-bearing deposits amidst the elevated interest rate environment and a shift in mix to certificate of deposits. Salary and employee benefits increased $4.8 million to $31.0 million for the second quarter of 2024, from $26.2 million for the same period in 2023, primarily due to increased headcount, including the hiring of C&I bankers. Provision for credit losses decreased $3.5 million to $0.2 million for the second quarter of 2024, from $3.6 million for the same period in 2023. Identifiable assets for our Banking segment remained largely unchanged at $6.9 billion at June 30, 2024 and 2023.
Six months ended June 30, 2024 and 2023
Income before income taxes decreased $27.5 million to $48.1 million for the six months ended June 30, 2024, from $75.7 million for the same period in 2023. The period over period decrease was primarily due to a decrease in net interest income, an increase in provision for credit losses, and an increase in salary and employee benefits. Net interest income decreased $8.9 million to $138.2 million for the six months ended June 30, 2024 compared to $147.1 million for the same period in 2023, primarily due to an increase in the cost of interest-bearing deposits amidst the elevated interest rate environment and a shift in mix to certificate of deposits. Provision for credit losses increased $12.0 million to $18.0 million for the six months ended June 30, 2024, compared to $6.1 million for the same period in 2023, primarily due to a $17.4 million charge-off of a specific customer in our C&I portfolio. Salary and employee benefits increased $6.8 million to $60.8 million for the six months ended June 30, 2024, compared to $54.0 million for the same period in 2023, primarily due to increased headcount, including the hiring of C&I bankers.
Mortgage Operations
Three months ended June 30, 2024 and 2023
Income before income taxes increased $0.7 million to $1.7 million for the second quarter of 2024, compared to $1.0 million for the same period in 2023. The period over period increase was primarily due to an increase in net interest income partially offset by an increase in salary and employee benefits. Net interest income increased $3.0 million to $4.5 million for the second quarter of 2024, compared to $1.5 million for the same period in 2023, primarily due to higher average balance and higher average yield on residential real estate loans. Salary and employee benefits increased $1.2 million to $8.4 million for the second quarter of 2024, compared to $7.3 million for the same period in 2023, primarily due to higher levels of variable compensation associated with an increase in mortgage loan originations. Identifiable assets for our Mortgage Operations segment grew by $0.2 billion to $1.0 billion at June 30, 2024 from $0.8 billion at June 30, 2023. The growth in identifiable assets was primarily driven by organic growth in our residential mortgage portfolio.
Six months ended June 30, 2024 and 2023
Income (loss) before income taxes increased $6.2 million to $4.8 million for the six months ended June 30, 2024, compared to a loss of $1.4 million for the same period in 2023. The period over period increase was primarily due to an increase in net interest income and an increase in revenue from mortgage banking services, partially offset by an increase in salary and employee benefits. Net interest income increased $4.6 million to $8.0 million for the six months ended June 30, 2024, compared to $3.4 million for the same period in 2023, primarily due to higher average balance and higher average yield on residential real estate loans. Revenue from mortgage banking services increased $2.0 million to $21.7 million for the six months ended June 30, 2024, compared to $19.7 million for the same period in 2023, primarily due to an increase in revenue related to net sale gains and fees from mortgage loan originations, including fair value changes in the held-for-sale portfolio and hedging activity. Salary and employee benefits increased $1.6 million to $15.6 million for the six months ended June 30, 2024, compared to $14.0 million for the same period in 2023, primarily due to higher levels of variable compensation associated with an increase in mortgage loan originations.

Critical Accounting Estimates
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Our accounting and reporting estimates are in accordance with generally accepted accounting principles, or “U.S. GAAP,” and conform to general practices within the banking industry. Estimates that are susceptible to significant changes include accounting for the allowance for credit losses and fair value measurements of MSRs, both of which require significant judgments by management. Actual results could result in material changes to our consolidated financial condition or consolidated results of operations.
Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. We have identified the determination of the allowance for credit losses and fair value measurements of MSRs to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, we consider these policies to be critical accounting estimates and we discuss them directly with the audit committee of our board of directors at least annually.
The following is a description of our critical accounting estimates and an explanation of the methods and assumptions underlying their application.
Allowance for Credit Losses - Management maintains an ACL for loans based upon management’s estimate of the lifetime expected credit losses in the loan portfolio as of the balance sheet date, excluding loans held for sale. Additionally, management maintains an ACL for held-to-maturity or available-for-sale debt securities, and other off-balance sheet credit exposures (e.g., unfunded loan commitments). For loans and unfunded loan commitments, the estimate of lifetime credit losses includes the use of quantitative models that incorporate forward-looking macroeconomic scenarios that are applied over the contractual lives of the portfolios, adjusted, as appropriate, for prepayments and permitted extension options using historical experience. For purposes of the ACL for lending commitments, such allowance is determined using the same methodology as the ACL for loans, while also taking into consideration the probability of drawdowns or funding, and whether such commitments are cancellable by us. The ACL for held-to-maturity and available-for-sale debt securities is measured using a risk-adjusted discounted cash flow approach that also considers relevant current and forward-looking economic variables and the ACL is limited to the difference between the fair value of the security and its amortized cost. Judgment is specifically applied in the determination of economic assumptions, length of the initial loss forecast period, the reversion of losses beyond the initial forecast period, usage of macroeconomic scenarios, probabilities of default, losses given default, amortization and prepayment rates, and qualitative factors, which may not be adequately captured in the loss model, as further discussed below.
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
Further, management periodically considers the need for qualitative adjustments to the ACL. Qualitative adjustments may be related to and include, but not limited to, factors such as the following: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions; (ii) organization specific risks such as credit concentrations, collateral specific risks, nature, and size of the portfolio and external factors that may ultimately impact credit quality, and (iii) other limitations associated with factors such as changes in underwriting and loan resolution strategies, among others. The qualitative factors applied on June 30, 2024, and the importance and levels of the qualitative factors applied, may change in future periods depending on the level of changes to items such as the uncertainty of economic conditions and management’s assessment of the level of credit risk within the loan portfolio as a result of such changes, compared to the amount of ACL calculated by the model. The evaluation of qualitative factors is inherently imprecise and requires significant management judgment.
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
Our process for determining the ACL is further discussed in “Note 1 - Basis of Presentation, Description of Business and Summary of Significant Accounting Policies” in our 2023 Annual Report.
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
Results of Operations
The following table sets forth components of our results of operations:

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
($ in thousands, except per share amounts)	2024	2023	2024	2023
Net interest income	$72,899	$73,835	$143,705	$147,952
Provision for credit losses	1,200	4,422	17,700	7,782
Noninterest income	23,274	24,290	46,082	43,221
Noninterest expense	63,875	58,043	125,703	114,309
Income before income taxes	31,098	35,660	46,384	69,082
Provision for income taxes	6,538	7,654	9,528	14,795
Net income	24,560	28,006	36,856	54,287

Diluted earnings per share	$0.88	$1.11	$1.32	$2.14
Return on average total assets	1.26%	1.49%	0.95%	1.46%
Return on average stockholders' equity	10.03%	13.54%	7.62%	13.46%
Net interest margin	4.02%	4.24%	4.00%	4.31%
Net interest margin - FTE basis (non-GAAP) (1)	4.08%	4.32%	4.07%	4.39%
Efficiency ratio	66.42%	59.15%	66.23%	59.79%
Noninterest income to total revenue (2)	24.20%	24.75%	24.28%	22.61%
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
Three months ended June 30, 2024 and 2023
Our net interest income was $72.9 million for the second quarter of 2024, a decrease of $0.9 million, or 1.3%, compared to the same period in 2023. Interest income on loans increased by $9.9 million for the second quarter of 2024, compared to the same period in 2023. Interest income on investment securities increased by $0.5 million for the second quarter of 2024, compared to the same period in 2023. Interest expense from total interest-bearing liabilities increased by $13.4 million for the second quarter of 2024, compared to the same period in 2023.
Total average loans grew to $6.4 billion at June 30, 2024, an increase of $0.2 billion or 2.6%, compared to June 30, 2023, due to organic growth in our loan portfolio. Yield on loans increased 46 basis points for the second quarter of 2024, compared to the same period in 2023, primarily due to the elevated interest rate environment for the second quarter of 2024 as compared to the lower, yet rising interest rate environment for the second quarter of 2023, its impact on variable rate loans, and higher yields on new originations.
Average interest-bearing liabilities increased $0.3 billion, or 6.3%, for the second quarter of 2024, compared to the same period in 2023, primarily to support the growth in our loan portfolio. Average interest-bearing deposits increased $0.7 billion, or 15.7%, for the second quarter of 2024, compared to the same period in 2023. Average FHLB borrowings decreased $0.3 billion, or 72.3%, for the second quarter of 2024, compared to the same period in 2023.
Our net interest margin was 4.02% for the second quarter of 2024, compared to 4.24% for the same period in 2023, a decrease of 22 basis points. We experienced a 45 basis point increase in yield from earning assets while our total cost of funds increased by 90 basis points, for the second quarter of 2024 as compared to the same period in 2023. In the second quarter of 2024, compared to the same period in 2023, we saw the level of increase in our total cost of funds exceed the level of increase in yield from earning assets primarily as a result of the mix shift within our deposit base to certificates of deposits and the overall rising deposit cost across all deposit products.

Six months ended June 30, 2024 and 2023
Our net interest income was $143.7 million for the six months ended June 30, 2024, a decrease of $4.2 million, or 2.9%, compared to the same period in 2023. Interest income on loans increased by $23.5 million for the six months ended June 30, 2024, compared to the same period in 2023. Interest income on investment securities increased by $0.9 million for the six months ended June 30, 2024, compared to the same period in 2023. Interest expense from total interest-bearing liabilities increased by $31.9 million for the six months ended June 30, 2024, compared to the same period in 2023.
Total average loans grew to $6.3 billion at June 30, 2024, an increase of $0.2 billion, compared to June 30, 2023, primarily due to organic growth in our loan portfolios. Yield on loans increased 52 basis points for the six months ended June 30, 2024, compared to the same period in 2023, primarily due to the elevated interest rate environment for the six months ended June 30, 2024 as compared to the lower, yet rising interest rate environment for the same period in 2023, its impact on variable rate loans, and higher yields on new originations.
Average interest-bearing liabilities increased $0.4 billion, or 7.7%, for the six months ended June 30, 2024, compared to the same period in 2023. Average interest-bearing deposits increased $0.7 billion, or 17.4%, for the six months ended June 30, 2024, compared to the same period in 2023. Average FHLB borrowings decreased $0.3 billion, or 73.9%, for the six months ended June 30, 2024, compared to the same period in 2023.
Our net interest margin was 4.00% for the six months ended June 30, 2024, compared to 4.31% for the same period in 2023, a decrease of 31 basis points. We experienced a 52 basis point increase in yield from earning assets and our total cost of funds increased by 110 basis points for the six months ended June 30, 2024, compared to the same period in 2023. In the six months ended June 30, 2024, we saw the level of increase in our total cost of funds exceed the level of increase in yield from earning assets primarily as a result of the mix shift within our deposit base to certificates of deposits and the overall rising deposit cost across all deposit products.
The following tables set forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods presented. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

As of and for the three months ended June 30,:

	2024			2023
(In thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest Earning Assets
Loans (1)	6,384,709	105,184	6.59%	6,220,833	95,320	6.13%
Investment securities	523,545	4,772	3.65%	563,902	4,227	3.00%
Interest-bearing cash and other assets	348,509	4,573	5.25%	176,672	2,485	5.63%
Total earning assets	7,256,763	114,529	6.31%	6,961,407	102,032	5.86%
Other assets	548,465			556,105
Total assets	$7,805,228			$7,517,512

Interest-bearing liabilities
Demand and NOW deposits	$621,343	$5,896	3.80%	$332,695	$2,124	2.55%
Savings deposits	413,699	715	0.69%	448,059	491	0.44%
Money market deposits	2,092,449	10,498	2.01%	2,107,379	5,874	1.11%
Certificates of deposits	1,823,522	21,375	4.69%	1,392,847	12,240	3.52%
Total deposits	4,951,013	38,484	3.11%	4,280,980	20,729	1.94%
Repurchase agreements	16,553	47	1.15%	33,673	68	0.80%
Total deposits and repurchase agreements	4,967,566	38,531	3.10%	4,314,653	20,797	1.93%
FHLB borrowings	130,871	1,855	5.67%	472,105	6,121	5.19%
Other long-term borrowings	75,522	1,244	6.59%	80,440	1,279	6.36%
Total interest-bearing liabilities	5,173,959	41,630	3.22%	4,867,198	28,197	2.32%
Noninterest-bearing deposits	1,517,560			1,694,961
Other liabilities	133,845			128,118
Stockholders' equity	979,864			827,235
Total liabilities and stockholders' equity	$7,805,228			$7,517,512

Net interest income		$72,899			$73,835
Net interest spread		3.09%			3.54%
Net interest margin		4.02%			4.24%
Net interest margin - FTE basis (non-GAAP) (2)		4.08%			4.32%
(1) Includes loans held-for-investment, including nonaccrual loans, and loans held-for-sale.
(2) See section entitled “Non-GAAP Financial Measures and Reconciliations” for information regarding non-GAAP financial measures and a reconciliation to the most comparable GAAP equivalent

As of and for the six months ended June 30,:

	2024			2023
(In thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest Earning Assets
Loans (1)	6,349,282	207,452	6.53%	6,125,441	183,921	6.01%
Investment securities	535,252	9,259	3.46%	567,273	8,391	2.96%
Interest-bearing cash and other assets	294,009	7,858	5.35%	166,523	4,623	5.55%
Total earning assets	7,178,543	224,569	6.26%	6,859,237	196,935	5.74%
Other assets	548,553			555,040
Total assets	$7,727,096			$7,414,277

Interest-bearing liabilities
Demand and NOW deposits	$585,417	$10,757	3.67%	$280,224	$3,358	2.40%
Savings deposits	417,791	1,440	0.69%	458,969	936	0.41%
Money market deposits	2,077,885	20,444	1.97%	2,201,401	10,942	0.99%
Certificates of deposits	1,819,075	42,233	4.64%	1,233,810	19,672	3.19%
Total deposits	4,900,168	74,874	3.06%	4,174,404	34,908	1.67%
Repurchase agreements	18,904	104	1.10%	31,683	98	0.62%
Total deposits and repurchase agreements	4,919,072	74,978	3.05%	4,206,087	35,006	1.66%
FHLB borrowings	120,824	3,396	5.62%	463,142	11,438	4.94%
Other long-term borrowings	75,456	2,490	6.60%	80,370	2,539	6.32%
Total interest-bearing liabilities	5,115,352	80,864	3.16%	4,749,599	48,983	2.06%
Noninterest-bearing deposits	1,510,134			1,731,468
Other liabilities	134,106			126,343
Stockholders’ equity	967,504			806,867
Total liabilities and stockholders’ equity	$7,727,096			$7,414,277

Net interest income		$143,705			$147,952
Net interest spread		3.10%			3.68%
Net interest margin		4.00%			4.31%
Net interest margin - FTE basis (non-GAAP) (2)		4.07%			4.39%
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

	For the three months ended June 30,
	2024 Versus 2023 Increase (Decrease) Due to:
(In thousands)	Rate	Volume	Total
Interest Earning Assets
Loans (1)	$7,304	$2,560	$9,864
Investment securities	815	(270)	545
Interest-bearing cash	(155)	2,243	2,088
Total earning assets	7,964	4,533	12,497
Interest-bearing liabilities
Demand and NOW deposits	1,355	2,417	3,772
Savings deposits	258	(34)	224
Money market deposits	4,665	(41)	4,624
Certificates of deposits	4,743	4,392	9,135
Total deposits	11,021	6,734	17,755
Repurchase agreements	115	(136)	(21)
Total deposits and repurchase agreements	11,136	6,598	17,734
FHLB borrowings	631	(4,897)	(4,266)
Other long-term borrowings	50	(85)	(35)
Total interest-bearing liabilities	11,817	1,616	13,433
Net interest income	$(3,853)	$2,917	$(936)
(1) Includes loans held-for-investment, including nonaccrual loans, and loans held-for-sale.

	For the six months ended June 30,
	2024 Versus 2023 Increase (Decrease) Due to:
(In thousands)	Rate	Volume	Total
Interest Earning Assets
Loans (1)	$16,636	$6,895	$23,531
Investment securities	1,302	(434)	868
Interest-bearing cash	(166)	3,401	3,235
Total earning assets	17,772	9,862	27,634
Interest-bearing liabilities
Demand and NOW deposits	2,432	4,967	7,399
Savings deposits	579	(75)	504
Money market deposits	10,079	(577)	9,502
Certificates of deposits	11,060	11,501	22,561
Total deposits	24,150	15,816	39,966
Repurchase agreements	13	(7)	6
Total deposits and repurchase agreements	24,163	15,809	39,972
FHLB borrowings	1,846	(9,888)	(8,042)
Other long-term borrowings	132	(181)	(49)
Total interest-bearing liabilities	26,141	5,740	31,881
Net interest income	$(8,369)	$4,122	$(4,247)
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
We had a provision for credit losses of $1.2 million for the second quarter of 2024, compared to $4.4 million for the same period in 2023, primarily due to lesser loan growth and more stable credit quality indicators in the loan portfolio.
We had a provision for credit losses of $17.7 million for the six months ended June 30, 2024, compared to $7.8 million for the same period in 2023. The increase in the provision for credit losses for the six months ended June 30, 2024 was primarily due to a $17.4 million charge-off on a specific customer in our C&I loan portfolio in the first quarter of 2024.
Noninterest Income
The following table presents noninterest income:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2024	2023	2024	2023
Service charges on deposit accounts	$5,946	$5,358	$11,714	$10,373
Credit and debit card fees	3,007	3,057	5,810	6,038
Trust and investment advisory fees	1,493	1,478	2,956	2,939
Income from mortgage banking services, net	11,043	11,659	20,545	19,088
Other	1,785	2,738	5,057	4,783
Total noninterest income	$23,274	$24,290	$46,082	$43,221
Three months ended June 30, 2024 and 2023
Our noninterest income decreased $1.0 million to $23.3 million for the second quarter of 2024 from $24.3 million for the same period in 2023.
Service charges on deposit accounts includes overdraft and non-sufficient funds charges, treasury management services provided to our business customers, and other maintenance fees on deposit accounts. For the second quarter of 2024, service charges on deposit accounts increased $0.6 million, compared to the same period in 2023, primarily due to increased treasury management service fee income.
Credit and debit card fees represent interchange income from credit and debit card activity and referral fees earned from processing fees on card transactions by our business customers. Credit and debit card fees decreased $0.1 million for the second quarter of 2024 compared to the same period in 2023, as card transaction volumes decreased slightly.
Trust and investment advisory fees represent fees we receive in connection with our investment advisory and custodial management services of investment accounts. Trust and investment advisory fees were largely unchanged for the second quarter of 2024 as compared to the same period in 2023.

The components of income from mortgage banking services were as follows:

	For the three months ended June 30,
(In thousands)	2024	2023
Net sale gains and fees from mortgage loan originations, including loans held-for-sale changes in fair value and hedging	$5,265	$4,311
Mortgage servicing income	4,155	3,853
MSR capitalization and changes in fair value, net of derivative activity	1,623	3,495
Income from mortgage banking services, net	$11,043	$11,659
For the second quarter of 2024, income from mortgage banking services decreased $0.6 million, compared to the same period in 2023. Total loan originations sold were $282.5 million for the second quarter of 2024, an increase of $34.8 million from $247.8 million for the same period in 2023. The increase in loan originations sold and higher margins, resulted in the increase in revenue related to net sale gains and fees from loan originations, including fair value changes in the held-for-sale portfolio and hedging activity. MSR capitalization and changes in fair value, net of derivative activity, decreased $1.9 million in the second quarter of 2024, compared to the same period in 2023. The decrease in revenue related to our MSRs was primarily the result of changes in market interest rates and our corresponding hedging positions. We recognize fair value adjustments to our MSR asset, which includes changes in assumptions to the valuation model and pay-offs and pay-downs of the MSR portfolio. We also maintain a hedging strategy to manage a portion of the risk associated with changes in the fair value of our MSR portfolio. Changes in fair value of the derivative instruments used to economically hedge the MSRs are also included as a component of income from mortgage banking services. Due to a number of factors and until we see a change in these factors, including elevated interest rates, low inventory in the housing market and lower refinance volumes, for the immediate future, we do not expect revenue from mortgage banking activities to return to levels seen in prior years which will reduce the amount of income from mortgage banking services, net, recorded in future periods in comparison to prior year periods.
The following table shows the hypothetical effect on the fair value of our MSRs when applying certain unfavorable variations of key assumptions to these assets as of June 30, 2024.

(In thousands)	10%	20%
Discount rate	$(3,048)	$(5,956)
Total prepayment speeds	(2,599)	(5,103)
Cost of servicing each loan	(844)	(1,704)
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
Other noninterest income decreased $1.0 million for the second quarter of 2024 compared to the same period in 2023, primarily due to a decrease in loan syndication and agency fees.
Six months ended June 30, 2024 and 2023
Our noninterest income increased $2.9 million to $46.1 million for the six months ended June 30, 2024 from $43.2 million for the same period in 2023.
For the six months ended June 30, 2024, service charges on deposit accounts increased $1.3 million, compared to the same period in 2023, primarily due to increased treasury management service fee income.
Credit and debit card fees decreased $0.2 million for the six months ended June 30, 2024 compared to the same period in 2023, as card transaction volumes decreased slightly.

Trust and investment advisory fees were largely unchanged for the six months ended June 30, 2024 as compared to the same period in 2023.
The components of income from mortgage banking services were as follows:

	For the six months ended June 30,
(In thousands)	2024	2023
Net sale gains and fees from mortgage loan originations, including loans held-for-sale changes in fair value and hedging	$10,236	$7,757
Mortgage servicing income	8,259	7,660
MSR capitalization and changes in fair value, net of derivative activity	2,050	3,671
Income from mortgage banking services, net	$20,545	$19,088
For the six months ended June 30, 2024, income from mortgage banking services increased $1.5 million, compared to the same period in 2023. Total loan originations for sale were $492.4 million for the six months ended June 30, 2024, an increase of $58.5 million from $433.9 million for the same period in 2023. The increase in loan originations sold and higher margins, resulted in the increase in revenue related to net sale gains and fees from loan originations, including fair value changes in the held-for-sale portfolio and hedging activity. We retain servicing rights on the majority of mortgage loans that we sell, which drove the increase in servicing income of $0.6 million to $8.3 million for the six months ended June 30, 2024, from $7.7 million for the six months ended June 30, 2023. MSR capitalization and changes in fair value, net of derivative activity, decreased $1.6 million in the six months ended June 30, 2024, compared to the same period in 2023. The decrease in revenue related to our MSRs was primarily the result of changes in market interest rates and our corresponding hedging positions.
Other noninterest income increased $0.3 million for the six months ended June 30, 2024 compared to the same period in 2023, primarily due to an increase in income from BOLI.
Noninterest Expense
The following table presents noninterest expense:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2024	2023	2024	2023
Salary and employee benefits	$39,828	$34,056	$77,181	$69,105
Occupancy and equipment	8,701	8,135	17,296	16,490
Amortization of intangible assets	652	2,050	1,467	3,094
Merger-related expenses	1,046	—	3,535	—
Other	13,648	13,802	26,224	25,620
Total noninterest expenses	$63,875	$58,043	$125,703	$114,309
Three months ended June 30, 2024 and 2023
Our noninterest expenses increased $5.8 million to $63.9 million for the second quarter of 2024, from $58.0 million for the same period in 2023.
Salary and employee benefits increased $5.8 million to $39.8 million for the second quarter of 2024, from $34.1 million for the same period in 2023, primarily due to increased headcount, including the hiring of C&I bankers, and higher variable compensation due to an increase in mortgage loan originations.
Amortization of intangible assets decreased $1.4 million to $0.7 million for the second quarter of 2024, primarily due to accelerated amortization in the second quarter of 2023 of our core deposit intangible asset recognized in conjunction with a prior acquisition.
Noninterest expense for the second quarter of 2024 included $1.0 million in merger related expenses. There were no merger related expenses for the same period in 2023.

Six months ended June 30, 2024 and 2023
Our noninterest expenses increased $11.4 million to $125.7 million for the six months ended June 30, 2024, from $114.3 million for the same period in 2023.
Salary and employee benefits increased $8.1 million to $77.2 million for the six months ended June 30, 2024, from $69.1 million for the same period in 2023, primarily due to increased headcount, including the hiring of C&I bankers, and higher variable compensation due to an increase in mortgage loan originations.
Amortization of intangible assets decreased $1.6 million to $1.5 million for the six months ended June 30, 2024, from $3.1 million for the same period in 2023, primarily due to accelerated amortization in the second quarter of 2023 of our core deposit intangible asset recognized in conjunction with a prior acquisition.
Merger related expenses for the six months ended June 30, 2024 were $3.5 million. There were no merger related expenses during the same period in 2023.
Income Taxes
Three months ended June 30, 2024 and 2023
We had income tax expense for the second quarter of 2024 of $6.5 million, compared to income tax expense of $7.7 million for the same period in 2023. The decrease in income tax expense was due to our decreased income during the second quarter of 2024. Our effective tax rate was 21.0% for the second quarter of 2024, compared to 21.5% for the same period in 2023.
Six months ended June 30, 2024 and 2023
We had income tax expense for the six months ended June 30, 2024 of $9.5 million, compared to $14.8 million for the same period in 2023. The decrease in income tax expense was primarily due to our decreased income during the period ended June 30, 2024. Our effective tax rate was 20.5% for the six months ended June 30, 2024, compared to 21.4% for the same period in 2023.
Financial Condition
Balance Sheet
Our total assets were $8.0 billion and $7.9 billion, total liabilities were $7.0 billion and $7.0 billion, and total stockholders’ equity was $1.0 billion and $0.9 billion at June 30, 2024 and December 31, 2023, respectively.
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
Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no trading securities in our investment portfolio as of June 30, 2024 and December 31, 2023. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest.
Our securities available-for-sale decreased by $25.1 million to $491.6 million at June 30, 2024, compared to December 31, 2023. The decrease was primarily due to amortization of the portfolio. During the period ended June 30, 2024, the securities held-to-maturity decreased $0.7 million to $36.3 million.

The following table is a summary of our investment portfolio as of:

	June 30, 2024		December 31, 2023
(In thousands)	Carrying Amount	% of Portfolio	Carrying Amount	% of Portfolio
Available-for-sale:
U.S. treasury	$39,347	8.0%	$54,234	10.5%
U.S. agency	1,202	0.3%	1,839	0.4%
Obligations of states and political subdivisions	25,971	5.3%	25,970	5.0%
Mortgage backed - residential	99,735	20.3%	106,433	20.6%
Collateralized mortgage obligations	173,692	35.3%	181,533	35.1%
Mortgage backed - commercial	136,247	27.7%	131,192	25.4%
Other debt	15,455	3.1%	15,556	3.0%
Total available-for-sale	$491,649	100.0%	$516,757	100.0%
Held-to-maturity:
Obligations of states and political subdivisions	$25,627	70.6%	$25,542	69.1%
Mortgage backed - residential	7,119	19.6%	7,548	20.4%
Collateralized mortgage obligations	3,564	9.8%	3,893	10.5%
Total held-to-maturity	$36,310	100.0%	$36,983	100.0%
The following table shows the weighted average yield to average life of each category of investment securities as of June 30, 2024:

(In thousands)	One year or less		One to five years		Five to ten years		After ten years
	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield
Available-for-sale:
U.S. treasury	$8,050	1.29%	$31,297	1.28%	$—	—%	$—	—%
U.S. agency	—	—%	683	6.78%	519	6.54%	—	—%
Obligations of states and political subdivisions	—	—%	—	—%	16,889	3.10%	9,082	2.90%
Mortgage backed - residential	1,593	1.33%	22,113	2.72%	34,519	2.06%	41,510	2.66%
Collateralized mortgage obligations	1,830	2.93%	23,748	3.99%	145,756	3.59%	2,358	2.77%
Mortgage backed - commercial	6,373	2.58%	65,390	3.60%	64,484	2.82%	—	—%
Other debt	—	—%	3,908	3.71%	9,718	2.53%	1,829	3.75%
Total available-for-sale	$17,846	1.92%	$147,139	3.05%	$271,885	3.15%	$54,779	2.74%
Held-to-maturity:
Obligations of states and political subdivisions	$—	—%	$1,009	2.06%	$—	—%	$24,618	3.52%
Mortgage backed - residential	—	—%	4,221	2.55%	20	5.79%	2,878	3.24%
Collateralized mortgage obligations	—	—%	2,343	2.83%	1,221	2.98%	—	—%
Total held-to-maturity	$—	—%	$7,573	2.57%	$1,241	3.02%	$27,496	3.49%

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
Total loans held-for-investment, net of deferred fees, costs, premiums and discounts were $6.3 billion at June 30, 2024 and December 31, 2023.
The following table sets forth the composition of our loan portfolio, as of:

	June 30, 2024		December 31, 2023
(In thousands)	Amount	% of total loans	Amount	% of total loans
Commercial and industrial	$2,431,110	38.4%	$2,467,688	39.4%
Commercial real estate:
Non-owner occupied	866,999	13.7%	812,235	13.0%
Owner occupied	660,511	10.4%	635,365	10.2%
Construction and land	350,878	5.5%	345,430	5.5%
Multifamily	94,220	1.5%	103,066	1.6%
Total commercial real estate	1,972,608	31.1%	1,896,096	30.3%
Residential real estate	1,146,989	18.1%	1,110,610	17.7%
Public finance	537,872	8.5%	602,913	9.6%
Consumer	42,129	0.7%	36,371	0.6%
Other	206,454	3.2%	153,418	2.4%
Total loans	$6,337,162	100.0%	$6,267,096	100.0%
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
Commercial real estate (“CRE”) loans include owner occupied and non-owner occupied commercial real estate mortgage loans to operating commercial and agricultural businesses, and include both loans for long-term financing of land and buildings and loans made for the initial development or construction of a commercial real estate project. Non-owner occupied CRE loans were 80.9% of the Company’s risk-based capital, or 13.7% of total loans as of June 30, 2024. Non-owner occupied CRE loans associated with office space were $103.7 million, or 1.6% of total loans as of June 30, 2024. Owner occupied CRE loans associated with office space were $184.0 million, or 2.9% of total loans as of June 30, 2024.
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

Maturities and Sensitivity of Loans to Changes in Interest Rates
The information in the following tables is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following tables summarize the loan maturity distribution by type and related interest rate characteristics as of June 30, 2024:

(In thousands)	One year or less	After one through five years	After five through 15 years	After 15 years	Total
Commercial and industrial	$477,653	$1,636,765	$291,056	$25,636	$2,431,110
Commercial real estate	363,384	1,124,795	426,455	57,974	1,972,608
Residential real estate	113,879	32,386	67,294	933,430	1,146,989
Public finance	26,033	86,073	307,182	118,584	537,872
Consumer	13,486	11,343	17,083	217	42,129
Other	63,246	114,882	24,716	3,610	206,454
Total loans	$1,057,681	$3,006,244	$1,133,786	$1,139,451	$6,337,162

(In thousands)	One year or less	After one through five years	After five through 15 years	After 15 years	Total	Total Loans Maturing After 1 Year
Loans maturing with:
Fixed interest rates
Commercial and industrial	$18,517	$272,427	$191,058	$540	$482,542	$464,025
Commercial real estate	187,279	602,976	69,905	1,284	861,444	674,165
Residential real estate	85,087	18,060	48,975	316,531	468,653	383,566
Public finance	26,033	83,485	303,848	118,584	531,950	505,917
Consumer	11,002	9,521	16,978	—	37,501	26,499
Other	12,474	14,401	24,061	3,610	54,546	42,072
Total fixed interest rate loans	$340,392	$1,000,870	$654,825	$440,549	$2,436,636	$2,096,244
Floating or adjustable interest rates
Commercial and industrial	$459,136	$1,364,338	$99,998	$25,096	$1,948,568	$1,489,432
Commercial real estate	176,105	521,819	356,550	56,690	1,111,164	935,059
Residential real estate	28,792	14,326	18,319	616,899	678,336	649,544
Public finance	—	2,588	3,334	—	5,922	5,922
Consumer	2,484	1,822	105	217	4,628	2,144
Other	50,772	100,481	655	—	151,908	101,136
Total floating or adjustable interest rate loans	$717,289	$2,005,374	$478,961	$698,902	$3,900,526	$3,183,237
Total loans	$1,057,681	$3,006,244	$1,133,786	$1,139,451	$6,337,162	$5,279,481
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

The following table presents, by loan type, the changes in the allowance for credit losses:

	For the three months ended June 30,		For the six months ended June 30,		For the year ended December 31,
(In thousands)	2024	2023	2024	2023	2023
Balance, beginning of period	$79,829	$74,459	$80,398	$65,917	$65,917
Impact of adopting ASC 326	—	—	—	5,256	5,256
Adjusted beginning balance	79,829	74,459	80,398	71,173	71,173
Loan charge-offs:
Commercial and industrial	(2,261)	(729)	(19,627)	(788)	(9,242)
Commercial real estate	—	—	—	—	(83)
Residential real estate	(38)	—	(38)	—	(13)
Public finance	—	—	—	—	—
Consumer	(161)	(68)	(301)	(132)	(334)
Other	—	—	—	—	—
Total loan charge-offs	(2,460)	(797)	(19,966)	(920)	(9,672)
Recoveries of loans previously charged-off:
Commercial and industrial	414	38	461	94	1,118
Commercial real estate	5	—	5	3	12
Residential real estate	—	21	8	21	682
Public finance	—	—	—	—	—
Consumer	32	21	54	31	50
Other	—	—	—	—	—
Total loan recoveries	451	80	528	149	1,862
Net (charge-offs) recoveries	(2,009)	(717)	(19,438)	(771)	(7,810)
Provision for credit losses (1)	1,140	3,620	18,000	6,960	17,035
Balance, end of period	$78,960	$77,362	$78,960	$77,362	$80,398
Allowance for credit losses to total loans	1.25%	1.26%	1.25%	1.26%	1.28%
Ratio of net charge-offs to average loans outstanding	0.13%	0.05%	0.62%	0.03%	0.13%
(1) For the three months ended June 30, 2024 and 2023 we recorded a provision for credit losses on unfunded commitments of $60 and $802, respectively. For the six months ended June 30, 2024 and 2023 we recorded a provision for credit losses on unfunded commitments of $(300) and $822, respectively. For further information, see Note 3 - Loans.

The following table presents net charge-offs (recoveries) to average loans outstanding by loan category:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2024	2023	2024	2023
Commercial and industrial	0.26%	0.10%	1.38%	0.05%
Residential real estate	0.02%	(0.01)%	0.01%	—%
Consumer	1.26%	0.46%	1.23%	0.49%

Allocation of Allowance for Credit Losses
The following table presents the allocation of the allowance for credit losses by category and the percentage of the allocation of the allowance for credit losses by category to total loans listed as of:

	June 30, 2024		December 31, 2023
(In thousands)	Allowance Amount	% of loans in each category to total loans	Allowance Amount	% of loans in each category to total loans
Commercial and industrial	$25,398	38.4%	$29,523	39.4%
Commercial real estate	29,919	31.1%	27,546	30.3%
Residential real estate	15,982	18.1%	16,345	17.7%
Public finance	5,921	8.5%	5,337	9.6%
Consumer	666	0.7%	717	0.6%
Other	1,074	3.2%	930	2.4%
Total	$78,960	100.0%	$80,398	100.0%
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
The following table sets forth our nonperforming assets as of:

(In thousands)	June 30, 2024	December 31, 2023
Nonaccrual loans:
Commercial and industrial	$19,525	$8,004
Commercial real estate	9,688	4,063
Residential real estate	23,405	22,413
Public finance	7,226	—
Consumer	4	10
Other	2,616	2,837
Total nonaccrual loans	62,464	37,327
Accrual loans greater than 90 days past due	94	25,816
Total nonperforming loans (1)	62,558	63,143
Other real estate owned and foreclosed assets, net	4,497	4,100
Total nonperforming assets	$67,055	$67,243
Nonaccrual loans to total loans	0.99%	0.60%
Nonperforming loans to total loans (1)	0.99%	1.01%
Nonperforming assets to total assets (1)	0.84%	0.85%
Allowance for credit losses to nonaccrual loans	126.41%	215.39%
(1) Nonperforming loans include nonaccrual loans and accrual loans greater than 90 days past due.

Deposits
Deposits represent our primary source of funds. Total deposits increased by $0.2 billion to $6.6 billion at June 30, 2024, compared to December 31, 2023.
We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. The following table presents our deposits by customer type as of:

($ in thousands)	June 30, 2024	December 31, 2023
Consumer
Noninterest bearing deposit accounts	$414,795	$360,168
Interest-bearing deposit accounts:
Demand and NOW deposits	42,903	36,162
Savings deposits	334,741	343,291
Money market deposits	1,243,355	1,196,645
Certificates of deposits	1,438,792	1,437,537
Total interest-bearing deposit accounts	3,059,791	3,013,635
Total consumer deposits	$3,474,586	$3,373,803
Business
Noninterest bearing deposit accounts	$1,147,513	$1,170,338
Interest-bearing deposit accounts:
Demand and NOW deposits	538,016	555,197
Savings deposits	77,931	80,802
Money market deposits	849,412	825,811
Certificates of deposits	90,189	87,407
Total interest-bearing deposit accounts	1,555,548	1,549,217
Total business deposits	$2,703,061	$2,719,555
Wholesale deposits (1)	$441,878	$280,745
Total deposits	$6,619,525	$6,374,103
(1) Wholesale deposits primarily consist of brokered deposits included in our consolidated balance sheets within certificate of deposits.
The following table sets forth the average balance amounts and the average rates paid on deposits held by us:

	For the three months ended June 30,				For the six months ended June 30,
	2024		2023		2024		2023
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand deposit accounts	$1,517,560	—%	$1,694,961	—%	$1,510,134	—%	$1,731,468	—%
Interest-bearing deposit accounts:
Interest-bearing demand accounts	580,886	3.97%	289,868	2.82%	543,948	3.85%	235,716	2.73%
Savings accounts and money market accounts	2,506,148	1.79%	2,555,438	1.00%	2,495,676	1.76%	2,660,370	0.89%
NOW accounts	40,457	1.35%	42,827	0.74%	41,469	1.35%	44,508	0.62%
Certificate of deposit accounts	1,823,522	4.69%	1,392,847	3.52%	1,819,075	4.64%	1,233,810	3.19%
Total interest-bearing deposit accounts	4,951,013	3.11%	4,280,980	1.94%	4,900,168	3.06%	4,174,404	1.67%
Total deposits	$6,468,573	2.38%	$5,975,941	1.39%	$6,410,302	2.34%	$5,905,872	1.18%
As of June 30, 2024 and December 31, 2023, approximately $2.1 billion or 32.1% and $2.0 billion or 31.2%, respectively, of our deposit portfolio was uninsured. As of June 30, 2024 and December 31, 2023, approximately $1.7 billion or 25.5% and $1.6 billion or 25.1%, respectively, of our deposit portfolio was uninsured and uncollateralized. The uninsured and uninsured and uncollateralized amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.
We actively participate in the IntraFi Cash Service (“ICS”) / Certificate of Deposit Account Registry Service (“CDARS”) program which provides FDIC insurance coverage for clients that maintain larger deposit balances. Deposits in the ICS /

CDARS program totaled $0.6 billion, or 8.9% of all deposits as of June 30, 2024, and $0.6 billion, or 9.2% of all deposits as of December 31, 2023.
The following table sets forth the portion of the Bank's time deposits, by account, that are in excess of the FDIC insurance limit, by remaining time until maturity, as of June 30,:

(In thousands)	2024
Three months or less	$107,782
Over three months through six months	109,962
Over six through twelve months	50,968
Over twelve months through three years	8,398
Over three years	1,215
Total	$278,325
Liquidity
Liquidity refers to our ability to maintain cash flow that is adequate to fund operations, support asset growth, maintain reserve requirements and meet present and future obligations of deposit withdrawals, lending obligations and other contractual obligations.
FirstSun (Parent Company)
FirstSun has routine funding requirements consisting primarily of operating expenses, debt service, and funds used for acquisitions. FirstSun can obtain funding to meet its obligations from dividends collected from its subsidiaries, primarily the Bank, and through the issuance of varying forms of debt. At June 30, 2024, FirstSun had available cash and cash equivalents of $109.9 million and debt outstanding of $78.9 million. Management believes FirstSun has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The Bank may declare dividends without prior regulatory approval that do not exceed the total of retained net income for the current year combined with its retained net income for the preceding two years, subject to maintenance of minimum capital requirements. Prior regulatory approval to pay dividends was not required in 2023 and is not currently required. At June 30, 2024, the Bank could pay dividends to FirstSun of approximately $183.4 million without prior regulatory approval. During the six months ended June 30, 2024, the Bank did not pay dividends to FirstSun. Upon conversion to a Texas state chartered bank with membership with the Federal Reserve, regulations related to dividends will change, including the amount of dividends available to be paid without prior regulatory approval.
Bank
As more fully discussed in our 2023 Annual Report, we regularly monitor our liquidity position and make adjustments to the balance between sources and uses of funds as we deem appropriate. At June 30, 2024, our liquid assets, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $527.6 million, or 6.6% of total assets, compared to $473.0 million, or 6.0% of total assets, at December 31, 2023. The increase in our liquid assets was primarily due to an increase in cash held at the Federal Reserve. At June 30, 2024, approximately 85% of the investment securities portfolio was pledged as collateral to secure public deposits and repurchase agreements. Our unencumbered available-for-sale securities at June 30, 2024 were $74.2 million, or 0.9% of total assets, compared to $81.5 million, or 1.0% of total assets, at December 31, 2023.

The liability portion of our balance sheet serves as a primary source of liquidity. We plan to meet our future cash needs primarily through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At June 30, 2024, loans as a percentage of customer deposits were 95.7%, compared with 98.3% at December 31, 2023. For additional information related to our deposits, see Deposits section above. We are also a member of the FHLB and FRB, from which we can borrow for leverage or liquidity purposes. The FHLB and FRB requires that securities and qualifying loans be pledged to secure any advances. Liquidity sources available to us for immediate funding at June 30, 2024, are as follows:

FHLB borrowings available	$1,328,722
Fed Funds lines	2,010,184
Unused lines with other financial institutions	160,000
Immediate funding availability	$3,498,906
Management believes the Bank has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Capital
Stockholders’ equity at June 30, 2024 was $996.6 million, compared to $877.2 million at December 31, 2023, an increase of $119.4 million, or 13.6%. As previously announced, concurrent with the entry into the merger agreement with HomeStreet on January 16, 2024, we entered into an upfront securities purchase agreement with certain funds managed by Wellington Management Company, LLP, pursuant to which we issued 2.46 million shares of our common stock in a private placement for $80.0 million that closed on January 17, 2024.
We did not pay a dividend to our common shareholders for the three or six months ended June 30, 2024 and 2023.
Capital Adequacy
We are subject to various regulatory capital requirements administered by the federal banking agencies. Management routinely analyzes our capital to seek to ensure an optimized capital structure. For further information on capital adequacy see Note 12 - Regulatory Capital Matters to the consolidated financial statements.
Material Contractual Obligations, Commitments, and Contingent Liabilities
We have entered into contractual obligations in the normal course of business that involve elements of credit risk, interest rate risk and liquidity risk.
The following table summarizes our material contractual obligations as of June 30, 2024. Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.

(In thousands)	Note Reference	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Deposits:
Deposits without a stated maturity	6	$4,648,666	$4,648,666	$—	$—	$—
Certificates of deposit	6	1,970,859	1,897,651	64,316	6,275	2,617
Securities sold under agreements to repurchase	7	20,408	20,408	—	—	—
Short-term debt:
FHLB term advances	8	145,000	145,000	—	—	—
Long-term debt:
Subordinated debt	8	78,919	—	—	—	78,919
Operating leases	16	27,212	13,464	6,873	6,647	228
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

In the normal course of business, various legal actions and proceedings are pending against us and our affiliates which are incidental to the business in which they are engaged. Further discussion of contingent liabilities is included in Note 15 - Commitments and Contingencies to the consolidated financial statements.
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contractual or notional amounts of those instruments reflect the extent of involvement we have in particular classes of financial instruments. Further discussion of contingent liabilities is included in Note 15 - Commitments and Contingencies to the consolidated financial statements.

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

	% Change in Net Interest Income As of June 30,		% Change in Economic Value of Equity As of June 30,
Changes in Interest Rate (Basis Points)	2024	2023	2024	2023

+300	2.7%	8.8%	(9.5)%	(10.2)%
+200	1.9%	5.7%	(6.2)%	(6.7)%
+100	1.2%	2.8%	(2.7)%	(3.1)%
Base	—%	—%	—%	—%
-100	1.7%	(1.6)%	2.9%	2.4%
-200	2.5%	(4.3)%	4.0%	4.0%
-300	2.1%	(9.9)%	2.7%	4.3%

Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934) as of June 30, 2024. Based on that evaluation, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
b.Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the three months ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
FirstSun and its subsidiaries are from time to time subject to claims and litigation arising in the ordinary course of business. For further information regarding legal proceedings, see Note 15 - Commitments and Contingencies under the subheading “Litigation” in our unaudited consolidated financial statements contained in this report. One or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention and may materially adversely affect our reputation, even if resolved in our favor.
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

10.1
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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTSUN CAPITAL BANCORP
(Registrant)
/s/ Neal E. Arnold

Date:	August 9, 2024
Neal E. Arnold
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Robert A. Cafera, Jr.

Date:	August 9, 2024
Robert A. Cafera, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)