Form 10-Q
period 2024-09-30
FIRSTSUN CAPITAL BANCORP
filed 2024-11-08
CIK 1709442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 7, 2024, there were approximately 27,666,854 shares of the registrant’s common stock outstanding.

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
•the failure to close our previously announced merger with HomeStreet when expected or at all because required regulatory approvals, our planned conversion to a Texas state-chartered bank and member of the Federal Reserve System, and other conditions to closing are not received or satisfied on a timely basis or at all, and the risk that any regulatory approvals may result in the imposition of conditions (including additional regulatory burdens that might result from the combined companies having assets in excess of $10 billion) that could adversely affect the combined company or the expected benefits of the proposed merger;
•the dilutive effect of shares of FirstSun’s common stock to be issued and the related potential effects on our stock price if the proposed merger with HomeStreet is completed;
•the failure of FirstSun and HomeStreet to agree on an alternative regulatory structure for a combination now that it appears that regulatory approvals will not be received from the Federal Reserve and the Texas Department of Banking;
•the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the merger agreement with HomeStreet, including a mutual termination of the merger agreement if it is determined that an alternative structure is not feasible;
•the possibility that the anticipated benefits of the proposed merger with HomeStreet, should it occur, including anticipated cost savings and strategic gains, are not realized when expected or at all;
•the proposed merger with HomeStreet, if it occurs, being more expensive or having taken longer to complete than anticipated, including as a result of unexpected factors or events;
•the diversion of management’s attention from ongoing business operations and opportunities due to the proposed merger with HomeStreet;
•potential adverse reactions or changes to business or employee relationships, including those resulting from the completion of or the uncertainties resulting from the failure to complete the proposed merger with HomeStreet;
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

Part I - Financial Information
Item 1. Financial Statements (Unaudited)

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Balance Sheets
As of

	(Unaudited)
(In thousands, except par and share amounts)	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$573,674	$479,362
Securities available-for-sale, at fair value	496,811	516,757
Securities held-to-maturity, fair value of $32,111 and $32,181, respectively	35,885	36,983
Loans held-for-sale, at fair value	72,247	54,212
Loans, net of allowance for credit losses of $83,159 and $80,398, respectively	6,360,597	6,186,698
Mortgage servicing rights, at fair value	78,799	76,701
Premises and equipment, net	82,532	84,842
Other real estate owned and foreclosed assets, net	4,478	4,100
Bank-owned life insurance	80,583	79,851
Restricted equity securities	32,394	38,072
Goodwill	93,483	93,483
Core deposits and other intangible assets, net	8,866	10,984
Accrued interest receivable	35,711	37,099
Deferred tax assets, net	39,514	46,259
Prepaid expenses and other assets	142,913	134,321
Total assets	$8,138,487	$7,879,724

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing accounts	$1,554,762	$1,530,506
Interest-bearing accounts	5,095,118	4,843,597
Total deposits	6,649,880	6,374,103
Securities sold under agreements to repurchase	10,913	24,693
Federal Home Loan Bank advances	215,000	389,468
Subordinated debt, net	75,709	75,313
Accrued interest payable	9,018	13,580
Accrued expenses and other liabilities	143,882	125,370
Total liabilities	7,104,402	7,002,527

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued or outstanding, respectively	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 27,665,918 and 24,960,639 shares issued and outstanding, respectively	3	2
Additional paid-in capital	547,271	462,680
Retained earnings	516,800	457,522
Accumulated other comprehensive loss, net	(29,989)	(43,007)
Total stockholders’ equity	1,034,085	877,197
Total liabilities and stockholders’ equity	$8,138,487	$7,879,724
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
For the three and nine months ended September 30,
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Interest income:
Interest and fee income on loans:
Taxable	$104,186	$94,734	$302,338	$269,151
Tax exempt	4,255	4,831	13,555	14,335
Interest and dividend income on securities:
Taxable	4,767	4,219	14,017	12,597
Tax exempt	2	7	11	20
Other interest income	5,722	2,984	13,580	7,607
Total interest income	118,932	106,775	343,501	303,710
Interest expense:
Interest expense on deposits	39,585	30,896	114,459	65,804
Interest expense on securities sold under agreements to repurchase	44	65	148	163
Interest expense on other borrowed funds	3,145	2,404	9,031	16,381
Total interest expense	42,774	33,365	123,638	82,348
Net interest income	76,158	73,410	219,863	221,362
Provision for credit losses	5,000	3,890	22,700	11,672
Net interest income after credit loss expense	71,158	69,520	197,163	209,690
Noninterest income:
Service charges on deposit accounts	6,240	5,475	17,954	15,848
Credit and debit card fees	2,806	2,996	8,616	9,034
Trust and investment advisory fees	1,395	1,398	4,351	4,337
Income from mortgage banking services, net	8,838	7,413	29,383	26,501
Loss on other real estate owned and foreclosed assets activity, net	(19)	(643)	(8)	(643)
Other noninterest income	2,815	2,011	7,861	6,794
Total noninterest income	22,075	18,650	68,157	61,871
Noninterest expense:
Salary and employee benefits	39,306	33,968	116,487	103,073
Occupancy and equipment	9,121	8,487	26,417	24,977
Amortization of intangible assets	651	899	2,118	3,993
Merger related expenses	1,633	—	5,168	—
Other noninterest expenses	13,953	12,822	40,177	38,442
Total noninterest expense	64,664	56,176	190,367	170,485
Income before income taxes	28,569	31,994	74,953	101,076
Provision for income taxes	6,147	6,762	15,675	21,557
Net income	$22,422	$25,232	$59,278	$79,519
Other comprehensive income (loss):
Net unrealized gain (loss) on securities available-for-sale	11,132	(5,799)	13,018	(8,315)
Other comprehensive income (loss)	11,132	(5,799)	13,018	(8,315)
Comprehensive income	$33,554	$19,433	$72,296	$71,204

Earnings per share:
Net income available to common stockholders	$22,422	$25,232	$59,278	$79,519
Basic	$0.81	$1.01	$2.17	$3.19
Diluted	$0.79	$1.00	$2.12	$3.13
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the three months ended September 30,
(Unaudited)

(in thousands, except share amounts)	Issued shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
2024
Balance, beginning of period	27,443,246	$3	$543,339	$494,378	$(41,121)	$996,599
Issuance of common stock and contingent obligation to issue warrants, net of issuance costs	—	—	(128)	—	—	(128)
Issuance of common stock on restricted stock grants, net of forfeitures (see Note 10 - Stockholders’ Equity)	—	—	65	—	—	65
Stock option exercises	222,672	—	3,511	—	—	3,511
Share-based compensation, net of forfeitures	—	—	484	—	—	484
Net income	—	—	—	22,422	—	22,422
Other comprehensive income	—	—	—	—	11,132	11,132
Balance, end of period	27,665,918	$3	$547,271	$516,800	$(29,989)	$1,034,085

2023
Balance, beginning of period	24,941,468	$2	$461,856	$408,276	$(46,499)	$823,635
Issuance of common stock on restricted stock grants, net of forfeitures (see Note 10 - Stockholders’ Equity)	—	—	102	—	—	102
Stock option exercises	1,177	—	(9)	—	—	(9)
Share-based compensation, net of forfeitures	—	—	558	—	—	558
Net income	—	—	—	25,232	—	25,232
Other comprehensive loss	—	—	—	—	(5,799)	(5,799)
Balance, end of period	24,942,645	$2	$462,507	$433,508	$(52,298)	$843,719
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the nine months ended September 30,
(Unaudited)

(in thousands, except share amounts)	Issued shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
2024
Balance, beginning of period	24,960,639	$2	$462,680	$457,522	$(43,007)	$877,197
Issuance of common stock and contingent obligation to issue warrants, net of issuance costs	2,461,538	1	79,355	—	—	79,356
Issuance of common stock on restricted stock grants, net of forfeitures (See Note 10 - Stockholders’ Equity)	10,998	—	359	—	—	359
Stock option exercises	232,743	—	3,423	—	—	3,423
Share-based compensation, net of forfeitures	—	—	1,454	—	—	1,454
Net income	—	—	—	59,278	—	59,278
Other comprehensive income	—	—	—	—	13,018	13,018
Balance, end of period	27,665,918	$3	$547,271	$516,800	$(29,989)	$1,034,085

2023
Balance, beginning of period	24,920,984	$2	$460,720	$357,797	$(43,983)	$774,536
Cumulative effect of accounting change	—	—	—	(3,808)	—	(3,808)
Adjusted beginning balance	24,920,984	2	460,720	353,989	(43,983)	770,728
Issuance of common stock on restricted stock grants, net of forfeitures (See Note 10 - Stockholders’ Equity)	15,007	—	304	—	—	304
Stock option exercises	6,654	—	44	—	—	44
Share-based compensation, net of forfeitures	—	—	1,439	—	—	1,439
Net income	—	—	—	79,519	—	79,519
Other comprehensive loss	—	—	—	—	(8,315)	(8,315)
Balance, end of period	24,942,645	$2	$462,507	$433,508	$(52,298)	$843,719
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Cash Flows
For the nine months ended September 30,
(Unaudited)

(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$59,278	$79,519
Adjustments to reconcile income to net cash provided by operating activities:
Provision for credit losses	22,700	11,672
Depreciation and amortization on premises and equipment	5,441	5,657
Deferred tax expense	2,531	65
Amortization of net premium on securities	552	791
Accretion of net discount on acquired loans	(2,036)	(2,451)
Net change in deferred loan origination fees and costs	8	(282)
Amortization of core deposits and other intangible assets	2,118	3,993
Amortization of premium on acquired deposits	(300)	(770)
Accretion of discount on subordinated debt	287	190
Amortization of issuance costs on subordinated debt	110	110
Accretion of discount on convertible notes payable	—	101
Increase in cash surrender value of bank-owned life insurance	(1,457)	(1,418)
Impairment of other real estate owned and foreclosed assets	53	285
Federal Home Loan Bank stock dividends	(560)	(1,372)
Share-based compensation expense	1,813	1,743
Decrease in fair value of mortgage servicing rights	6,687	695
Net loss on disposal of premises and equipment	21	34
Net gain on other real estate owned and foreclosed assets activity	8	643
Net gain on sales of loans held-for-sale	(5,300)	(2,997)
Origination of loans held-for-sale	(502,485)	(669,412)
Proceeds from sales of loans held-for-sale	482,741	670,634
Changes in operating assets and liabilities:
Lease right-of-use assets	(234)	(478)
Accrued interest receivable	1,388	(8,675)
Prepaid expenses and other assets	6,889	(20,428)
Accrued interest payable	(4,562)	4,064
Accrued expenses and other liabilities	20,467	10,329
Deferred tax assets	—	1,944
Net cash provided by operating activities	$96,158	$84,186
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Cash Flows (continued)
For the nine months ended September 30,
(Unaudited)

(In thousands)	2024	2023
Cash flows from operating activities: (previous page)	$96,158	$84,186

Cash flows from investing activities:
Proceeds from maturities of held-to-maturity securities	1,182	1,555
Purchases of available-for-sale securities	(5,584)	(5,201)
Proceeds from sale or maturities of available-for-sale securities	42,642	32,203
Loan originations, net of repayments	(198,011)	(272,090)
Purchases of premises and equipment	(3,151)	(1,367)
Proceeds from sales of other real estate owned and foreclosed assets	324	1,101
Proceeds from bank-owned life insurance	725	—
Purchases of restricted equity securities	(44,037)	(33,061)
Proceeds from the sale or redemption of restricted equity securities	50,275	49,251
Purchase of other investments	(17,490)	(1,777)
Proceeds from the sale or redemption of other investments	671	158
Net cash used in investing activities	(172,454)	(229,228)

Cash flows from financing activities:
Net change in deposits	276,077	575,554
Net change in securities sold under agreements to repurchase	(13,780)	(10,854)
Proceeds from Federal Home Loan Bank advances	4,015,410	1,547,000
Repayments of Federal Home Loan Bank advances	(4,189,878)	(1,860,885)
Repayments of other borrowings	—	(5,456)
Proceeds from issuance of common stock, net of issuance costs	82,779	44
Net cash provided by financing activities	170,608	245,403
Net increase in cash and cash equivalents	94,312	100,361
Cash and cash equivalents, beginning of period	479,362	343,526
Cash and cash equivalents, end of period	$573,674	$443,887

Supplemental disclosures of cash flow information:
Interest paid on deposits	$118,615	$59,999
Interest paid on borrowed funds	$9,322	$18,675
Cash paid for income taxes, net	$5,611	$23,152
Non-cash investing and financing activities:
Net change in unrealized gain (loss) on available-for-sale securities	$17,232	$(13,117)
Loan charge-offs	$21,608	$4,019
Loans transferred to other real estate owned and foreclosed assets	$764	$4,065
Premises and equipment transferred from other assets	$—	$387
Mortgage servicing rights resulting from sale or securitization of mortgage loans	$8,785	$7,634
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
Proposed Merger with HomeStreet - On October 29, 2024, FirstSun and HomeStreet, Inc., a Washington corporation (“HomeStreet”) announced that, based on discussions with the Federal Reserve and the Texas Department of Banking, regulatory approvals necessary for the mergers with HomeStreet and its subsidiary, HomeStreet Bank to proceed have not been obtained and FirstSun and Sunflower have been asked by regulators to withdraw their merger applications. Although FirstSun continues to have discussions with regulators, it appears that regulatory approvals will not be forthcoming and, without those approvals, the merger may not be consummated. Also, although, FirstSun and HomeStreet are discussing the pursuit of an alternative regulatory structure for the merger there also can be no assurances that an alternative regulatory structure will be feasible or agreed-upon. The parties are also discussing terms on which they would terminate the merger agreement if no alternative structure is feasible.
On April 30, 2024, FirstSun entered into Amendment No. 1 (the “Amendment”) to the Agreement and Plan of Merger, dated January 16, 2024 (the “Merger Agreement”), by and among HomeStreet, FirstSun, and Dynamis Subsidiary, Inc., a Washington corporation and wholly owned subsidiary of FirstSun (“Merger Sub”).
Assuming satisfaction of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into HomeStreet, HomeStreet will then merge with and into FirstSun and HomeStreet Bank, a Washington-chartered non-member bank (“HomeStreet Bank”) will merge with and into Sunflower Bank (collectively, the “Mergers”), with FirstSun and Sunflower Bank, respectively, continuing as the surviving entities. The Amendment also changed the structure of the bank merger, such that Sunflower Bank would convert from a national banking association into a Texas state-chartered bank that is a member of the Federal Reserve System, after which HomeStreet Bank would merge with and into Sunflower Bank, with the assumed branches of HomeStreet Bank to be continued to be operated under the “HomeStreet Bank” name and brand.
Under the terms of the Merger Agreement, as amended by the Amendment, shareholders of HomeStreet will receive, in respect of each share of common stock of HomeStreet held by them, 0.3867 shares of common stock of FirstSun. Shareholders of HomeStreet, subject to other exceptions, will also be entitled to receive cash in lieu of fractional shares of common stock of FirstSun. On June 18, 2024, HomeStreet’s shareholders approved the Merger Agreement. As indicated above, however, the failure to obtain regulatory approval and the request to withdraw the merger applications has jeopardized the potential closing of the Mergers. Should FirstSun and HomeStreet fail to agree on an alternative regulatory structure, it is likely that the Merger Agreement will be terminated and the Mergers abandoned.

Investment Agreements
Upfront Securities Purchase Agreement - Concurrently with entry into the Merger Agreement, FirstSun entered into an upfront securities purchase agreement (the “Upfront Securities Purchase Agreement”) with certain funds managed by Wellington Management Company, LLP (collectively, the “Wellington Funds”), pursuant to which we issued 2.46 million shares of our common stock in a private placement for $80 million.
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
Registration Rights Agreements - In connection with the Upfront Securities Purchase Agreement, FirstSun and the Wellington Funds also entered into a registration rights agreement (the “Upfront Registration Rights Agreement”), dated January 16, 2024, pursuant to which FirstSun agreed to, among other things, provide customary resale registration rights with respect to the shares of our common stock obtained by the Wellington Funds pursuant to the Investment Agreements, including those issued upon exercise of the Warrants. As required under the Upfront Securities Purchase Agreement, on July 11, 2024, FirstSun registered its common stock securities under Section 12(b) of the securities Exchange Act of 1934 and listed its common stock on The Nasdaq Stock Market LLC (Nasdaq). Pursuant to Amendment No. 3 to our Stockholders’ Agreement, upon listing on Nasdaq, the provisions of the Stockholders’ Agreement restricting the transfer of shares and providing specific stockholders with pre-emptive rights, tag-along rights and rights of first refusal, automatically terminated. As a result, among other terminated provisions, the parties to the Stockholders’ Agreement are no longer restricted under the Stockholders’ Agreement from transferring their shares. Certain parties to the Stockholders’ Agreement retain corporate governance rights as described in the Stockholders’ Agreement, as amended.
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
Bank Charter Conversion - Sunflower Bank is currently regulated by the Office of the Comptroller of the Currency. In connection with our proposed merger with HomeStreet, we have filed applications to convert Sunflower Bank to a state chartered bank regulated by the Texas Department of Banking and to seek membership with the Federal Reserve.
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

NOTE 2 - Securities
The amortized cost, gross unrealized gains and losses, and fair values of available-for-sale and held-to-maturity debt securities by type follows as of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2024
Available-for-sale:
U.S. treasury	$43,439	$—	$(2,791)	$40,648
U.S. agency	1,049	—	(15)	1,034
Obligations of states and political subdivisions	28,581	36	(1,463)	27,154
Mortgage backed - residential	110,774	200	(11,241)	99,733
Collateralized mortgage obligations	188,981	—	(16,300)	172,681
Mortgage backed - commercial	147,935	1,211	(9,727)	139,419
Other debt	15,751	391	—	16,142
Total available-for-sale	$536,510	$1,838	$(41,537)	$496,811
Held-to-maturity:
Obligations of states and political subdivisions	$25,670	$2	$(3,236)	$22,436
Mortgage backed - residential	6,874	2	(393)	6,483
Collateralized mortgage obligations	3,341	—	(149)	3,192
Total held-to-maturity	$35,885	$4	$(3,778)	$32,111
December 31, 2023
Available-for-sale:
U.S. treasury	$58,468	$—	$(4,234)	$54,234
U.S. agency	1,872	—	(33)	1,839
Obligations of states and political subdivisions	29,979	—	(4,009)	25,970
Mortgage backed - residential	121,288	119	(14,974)	106,433
Collateralized mortgage obligations	203,394	—	(21,861)	181,533
Mortgage backed - commercial	145,062	497	(14,367)	131,192
Other debt	16,792	—	(1,236)	15,556
Total available-for-sale	$576,855	$616	$(60,714)	$516,757
Held-to-maturity:
Obligations of states and political subdivisions	$25,542	$3	$(3,987)	$21,558
Mortgage backed - residential	7,548	2	(560)	6,990
Collateralized mortgage obligations	3,893	—	(260)	3,633
Total held-to-maturity	$36,983	$5	$(4,807)	$32,181
There was no allowance for credit losses related to our investment securities as of September 30, 2024.
As of September 30, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Fair value and unrealized losses on debt securities by type and length of time in a continuous unrealized loss position without an allowance for credit losses were as follows:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Number of Securities
September 30, 2024
Available-for-sale:
U.S. treasury	$—	$—	$40,648	$(2,791)	$40,648	$(2,791)	6
U.S. agency	—	—	1,034	(15)	1,034	(15)	7
Obligations of states and political subdivisions	—	—	22,707	(1,463)	22,707	(1,463)	16
Mortgage backed - residential	—	—	93,477	(11,241)	93,477	(11,241)	80
Collateralized mortgage obligations	17,706	(30)	154,976	(16,270)	172,682	(16,300)	63
Mortgage backed - commercial	—	—	116,497	(9,727)	116,497	(9,727)	22
Total available-for-sale	$17,706	$(30)	$429,339	$(41,507)	$447,045	$(41,537)	194
Held-to-maturity:
Obligations of states and political subdivisions	$—	$—	$22,104	$(3,236)	$22,104	$(3,236)	8
Mortgage backed - residential	—	—	6,376	(393)	6,376	(393)	10
Collateralized mortgage obligations	—	—	3,192	(149)	3,192	(149)	5
Total held-to-maturity	$—	$—	$31,672	$(3,778)	$31,672	$(3,778)	23

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Number of Securities
December 31, 2023
Available-for-sale:
U.S. treasury	$—	$—	$54,234	$(4,234)	$54,234	$(4,234)	9
U.S. agency	—	—	1,839	(33)	1,839	(33)	7
Obligations of states and political subdivisions	—	—	25,970	(4,009)	25,970	(4,009)	19
Mortgage backed - residential	—	—	100,571	(14,974)	100,571	(14,974)	83
Collateralized mortgage obligations	—	—	181,533	(21,861)	181,533	(21,861)	65
Mortgage backed - commercial	4,721	(27)	114,625	(14,340)	119,346	(14,367)	24
Other debt	—	—	15,556	(1,236)	15,556	(1,236)	9
Total available-for-sale	$4,721	$(27)	$494,328	$(60,687)	$499,049	$(60,714)	216
Held-to-maturity:
Obligations of states and political subdivisions	$—	$—	$21,223	$(3,987)	$21,223	$(3,987)	8
Mortgage backed - residential	—	—	6,845	(560)	6,845	(560)	10
Collateralized mortgage obligations	—	—	3,633	(260)	3,633	(260)	5
Total held-to-maturity	$—	$—	$31,701	$(4,807)	$31,701	$(4,807)	23

We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. We do not have plans to sell any of the available-for-sale debt securities with unrealized losses as of September 30, 2024, and we believe it is more likely than not that we would not be required to sell such available-for-sale debt securities before recovery of their amortized cost.
We continue to monitor unrealized loss positions for potential credit impairments. During the three and nine months ended September 30, 2024 and 2023, there were no credit impairments related to our investment securities.
The amortized cost and fair value of our debt securities by contractual maturity as of September 30, 2024 are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or earlier redemptions that may occur.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due within 1 year	$12,759	$12,666
Due after 1 year through 5 years	91,008	87,596
Due after 5 years through 10 years	131,600	123,596
Due after 10 years	301,143	272,953
Total available-for-sale	$536,510	$496,811
Held-to-maturity:
Due after 1 year through 5 years	$879	$866
Due after 5 years through 10 years	1,155	1,128
Due after 10 years	33,851	30,117
Total held-to-maturity	$35,885	$32,111
Securities with a carrying value of $433,408 and $468,679 were pledged to secure public deposits, securities sold under agreements to repurchase and borrowed funds at September 30, 2024 and December 31, 2023, respectively.
Available-for-sale debt securities with a carrying value of $39,646 and $37,701 were designated in fair value hedges at September 30, 2024 and December 31, 2023, respectively. See Note 5 - Derivative Financial Instruments for further information.
There were no proceeds from sales and calls of securities for the three and nine months ended September 30, 2024 and 2023.

NOTE 3 - Loans
Loans held-for-investment by portfolio type consist of the following as of:

	September 30, 2024	December 31, 2023
Commercial and industrial	$2,527,636	$2,467,688
Commercial real estate:
Non-owner occupied	821,670	812,235
Owner occupied	700,325	635,365
Construction and land	333,457	345,430
Multifamily	95,125	103,066
Total commercial real estate	1,950,577	1,896,096
Residential real estate	1,172,459	1,110,610
Public finance	536,776	602,913
Consumer	45,267	36,371
Other	211,041	153,418
Total loans	$6,443,756	$6,267,096
Allowance for credit losses	(83,159)	(80,398)
Loans, net of allowance for credit losses	$6,360,597	$6,186,698
As of September 30, 2024 and December 31, 2023, we had net deferred fees, (costs), (premiums) and discounts of $10,851 and $12,859, respectively, on our loan portfolio.
Accrued interest receivable on loans totaled $33,077 and $34,879 at September 30, 2024 and December 31, 2023, respectively, and is included in accrued interest receivable in the accompanying consolidated balance sheets.
The following table presents the activity in the allowance for credit losses by portfolio type for the three months ended September 30,:

	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Public Finance	Consumer	Other	Total
2024
Allowance for credit losses:
Balance, beginning of period	$25,398	$29,919	$15,982	$5,921	$666	$1,074	$78,960
Provision (benefit) for credit losses	9,011	(552)	(1,369)	(1,663)	117	56	5,600
Loans charged off	(1,116)	(474)	—	—	(52)	—	(1,642)
Recoveries	206	4	—	—	31	—	241
Balance, end of period	$33,499	$28,897	$14,613	$4,258	$762	$1,130	$83,159
2023
Allowance for credit losses:
Balance, beginning of period	$33,197	$21,598	$14,959	$5,506	$854	$1,248	$77,362
Provision (benefit) for credit losses	4,252	1,495	(2,429)	135	(28)	175	3,600
Loans charged off	(2,963)	—	—	—	(136)	—	(3,099)
Recoveries	155	9	627	—	12	—	803
Balance, end of period	$34,641	$23,102	$13,157	$5,641	$702	$1,423	$78,666

The following table presents the activity in the allowance for credit losses by portfolio type for the nine months ended September 30,:

	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Public Finance	Consumer	Other	Total
2024
Allowance for credit losses:
Balance, beginning of period	$29,523	$27,546	$16,345	$5,337	$717	$930	$80,398
Provision (benefit) for credit losses	24,052	1,816	(1,702)	(1,079)	313	200	23,600
Loans charged-off	(20,743)	(474)	(38)	—	(353)	—	(21,608)
Recoveries	667	9	8	—	85	—	769
Balance, end of period	$33,499	$28,897	$14,613	$4,258	$762	$1,130	$83,159
2023
Allowance for credit losses:
Balance, beginning of period	$40,785	$19,754	$2,963	$1,664	$352	$399	$65,917
Impact of adopting ASC 326	(13,583)	3,867	10,256	3,890	249	577	5,256
Provision (benefit) for credit losses	10,941	(531)	(710)	87	326	447	10,560
Loans charged-off	(3,751)	—	—	—	(268)	—	(4,019)
Recoveries	249	12	648	—	43	—	952
Balance, end of period	$34,641	$23,102	$13,157	$5,641	$702	$1,423	$78,666
We determine the allowance for credit losses estimate on at least a quarterly basis.
As of September 30, 2024 and December 31, 2023, we had an allowance for credit losses on unfunded commitments of $1,409 and $2,309, respectively. For the three months ended September 30, 2024 and 2023 we recorded a (benefit) provision for credit losses on unfunded commitments of $(600) and $290, respectively. For the nine months ended September 30, 2024 and 2023 we recorded a (benefit) provision for credit losses on unfunded commitments of $(900) and $1,112, respectively.
The provision for credit losses, including the benefit for unfunded commitments, totaled $22,700 during the nine months ended September 30, 2024, primarily due to a $14,100 provision for credit loss on a specific customer in our C&I loan portfolio in the first quarter of 2024.

The following table presents our loan portfolio aging analysis as of:

	Loans Not Past Due	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans Greater than 90 Days Past Due, Still Accruing	Nonaccrual	Total
September 30, 2024
Commercial and industrial	$2,497,030	$4,864	$763	$—	$24,979	$2,527,636
Commercial real estate:
Non-owner occupied	815,497	—	—	—	6,173	821,670
Owner occupied	697,404	587	128	—	2,206	700,325
Construction and land	333,288	—	169	—	—	333,457
Multifamily	93,432	—	—	—	1,693	95,125
Total commercial real estate	1,939,621	587	297	—	10,072	1,950,577
Residential real estate	1,145,083	1,579	4,686	16	21,095	1,172,459
Public Finance	529,550	—	—	—	7,226	536,776
Consumer	45,144	69	9	—	45	45,267
Other	207,788	—	862	—	2,391	211,041
Total loans	$6,364,216	$7,099	$6,617	$16	$65,808	$6,443,756
December 31, 2023
Commercial and industrial	$2,420,775	$10,117	$3,782	$25,010	$8,004	$2,467,688
Commercial real estate:
Non-owner occupied	796,477	1,063	10,851	—	3,844	812,235
Owner occupied	626,424	8,269	—	638	34	635,365
Construction and land	345,245	—	—	—	185	345,430
Multifamily	103,066	—	—	—	—	103,066
Total commercial real estate	1,871,212	9,332	10,851	638	4,063	1,896,096
Residential real estate	1,065,438	19,261	3,330	168	22,413	1,110,610
Public Finance	602,913	—	—	—	—	602,913
Consumer	36,357	4	—	—	10	36,371
Other	141,794	8,787	—	—	2,837	153,418
Total loans	$6,138,489	$47,501	$17,963	$25,816	$37,327	$6,267,096
Interest income recorded on nonperforming loans was not material for the three or nine months ended September 30, 2024 and 2023.
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

The following table presents the amortized cost by segment of loans by risk category and origination date as of September 30, 2024 and gross charge-offs by origination date for the nine months ended September 30, 2024:

	2024	2023	2022	2021	2020	Prior	Revolving Loans Converted to Term	Revolving	Total
Commercial and industrial:
Pass	$423,874	$312,815	$295,925	$239,419	$74,672	$64,868	$85,241	$762,570	$2,259,384
Pass/Watch	—	6,046	6,048	24,187	3,520	2,612	32,956	5,440	80,809
Special Mention	581	—	43,741	3,804	778	425	1,667	28,104	79,100
Substandard - Accruing	—	4,185	28,850	25,229	3,783	3,848	1,214	16,255	83,364
Substandard - Nonaccrual	—	2,348	—	1,824	2,594	1,970	3,654	125	12,515
Doubtful	—	—	7,502	3,824	428	470	240	—	12,464
Total commercial and industrial	$424,455	$325,394	$382,066	$298,287	$85,775	$74,193	$124,972	$812,494	$2,527,636
Gross charge-offs	$—	$—	$—	$19,720	$269	$2	$25	$727	$20,743

Commercial real estate:
Non-owner occupied:
Pass	$30,997	$67,587	$102,338	$144,569	$130,057	$233,261	$18,474	$20,700	$747,983
Pass/Watch	—	—	—	29,453	2,770	5,668	—	17,443	55,334
Substandard - Accruing	—	2,713	—	—	547	7,403	1,517	—	12,180
Substandard - Nonaccrual	—	—	1,789	—	—	4,384	—	—	6,173
Total non-owner occupied	$30,997	$70,300	$104,127	$174,022	$133,374	$250,716	$19,991	$38,143	$821,670
Gross charge-offs	$—	$—	$—	$—	$270	$11	$—	$—	$281

Owner occupied:
Pass	$83,665	$90,046	$66,796	$91,703	$90,579	$182,323	$19,474	$5,059	$629,645
Pass/Watch	—	2,238	882	—	14,977	4,918	—	—	23,015
Special Mention	—	—	2,282	9,540	2,194	2,683	—	—	16,699
Substandard - Accruing	—	1,464	450	513	8,994	17,339	—	—	28,760
Substandard - Nonaccrual	—	—	—	1,186	—	1,020	—	—	2,206
Total owner occupied	$83,665	$93,748	$70,410	$102,942	$116,744	$208,283	$19,474	$5,059	$700,325
Gross charge-offs	$—	$—	$—	$—	$—	$193	$—	$—	$193

Construction & land:
Pass	$7,700	$53,663	$187,998	$11,841	$12,804	$4,606	$3,936	$14,202	$296,750
Pass/Watch	—	—	—	—	—	17	—	—	17
Special Mention	—	—	36,690	—	—	—	—	—	36,690
Total construction & land	$7,700	$53,663	$224,688	$11,841	$12,804	$4,623	$3,936	$14,202	$333,457
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily:
Pass	$4,427	$1,345	$36,344	$33,072	$4,986	$7,706	$5,552	$—	$93,432
Substandard - Nonaccrual	—	—	1,693	—	—	—	—	—	1,693
Total multifamily	$4,427	$1,345	$38,037	$33,072	$4,986	$7,706	$5,552	$—	$95,125
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	2024	2023	2022	2021	2020	Prior	Revolving Loans Converted to Term	Revolving	Total
Total commercial real estate:
Pass	$126,789	$212,641	$393,476	$281,185	$238,426	$427,896	$47,436	$39,961	$1,767,810
Pass/Watch	—	2,238	882	29,453	17,747	10,603	—	17,443	78,366
Special Mention	—	—	38,972	9,540	2,194	2,683	—	—	53,389
Substandard - Accruing	—	4,177	450	513	9,541	24,742	1,517	—	40,940
Substandard - Nonaccrual	—	—	3,482	1,186	—	5,404	—	—	10,072
Total commercial real estate:	$126,789	$219,056	$437,262	$321,877	$267,908	$471,328	$48,953	$57,404	$1,950,577
Gross charge-offs	$—	$—	$—	$—	$270	$204	$—	$—	$474

Residential real estate:
Pass	$111,598	$146,572	$560,219	$110,610	$37,012	$157,455	$2,352	$9,730	$1,135,548
Pass/Watch	—	1,429	4,877	1,192	90	6,034	64	—	13,686
Special Mention	—	—	353	—	—	1,684	—	—	2,037
Substandard - Accruing	—	—	—	—	—	93	—	—	93
Substandard - Nonaccrual	—	—	9,688	3,208	2,488	5,681	—	30	21,095
Total residential real estate	$111,598	$148,001	$575,137	$115,010	$39,590	$170,947	$2,416	$9,760	$1,172,459
Gross charge-offs	$—	$—	$—	$—	$—	$38	$—	$—	$38

Public Finance:
Pass	$5,397	$19,980	$—	$43,171	$132,898	$326,269	$—	$1,835	$529,550
Substandard - Nonaccrual	—	—	—	—	—	7,226	—	—	7,226
Total public finance	$5,397	$19,980	$—	$43,171	$132,898	$333,495	$—	$1,835	$536,776
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$5,745	$1,832	$1,687	$4,105	$7,988	$5,100	$80	$17,933	$44,470
Pass/Watch	—	7	41	108	190	342	1	49	738
Special Mention	—	—	—	2	—	—	—	—	2
Substandard - Accruing	—	—	3	—	—	—	9	—	12
Substandard - Nonaccrual	—	—	—	1	41	3	—	—	45
Total consumer	$5,745	$1,839	$1,731	$4,216	$8,219	$5,445	$90	$17,982	$45,267
Gross charge-offs	$—	$10	$7	$3	$140	$2	$11	$180	$353

Other:
Pass	$28,137	$18,957	$7,743	$11,025	$303	$8,344	$4,780	$125,399	$204,688
Pass/Watch	—	—	—	3,962	—	—	—	—	3,962
Substandard - Nonaccrual	—	—	—	—	—	2,391	—	—	2,391
Total other	$28,137	$18,957	$7,743	$14,987	$303	$10,735	$4,780	$125,399	$211,041
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans:
Pass	$701,540	$712,797	$1,259,050	$689,515	$491,299	$989,932	$139,889	$957,428	$5,941,450
Pass/Watch	—	9,720	11,848	58,902	21,547	19,591	33,021	22,932	177,561
Special Mention	581	—	83,066	13,346	2,972	4,792	1,667	28,104	134,528
Substandard - Accruing	—	8,362	29,303	25,742	13,324	28,683	2,740	16,255	124,409
Substandard - Nonaccrual	—	2,348	13,170	6,219	5,123	22,675	3,654	155	53,344
Doubtful	—	—	7,502	3,824	428	470	240	—	12,464
Total loans	$702,121	$733,227	$1,403,939	$797,548	$534,693	$1,066,143	$181,211	$1,024,874	$6,443,756
Gross charge-offs	$—	$10	$7	$19,723	$679	$246	$36	$907	$21,608

The following table presents the amortized cost by segment of loans by risk category and origination date as of December 31, 2023 and gross charge-offs by origination date for the year ended December 31, 2023:

	2023	2022	2021	2020	2019	Prior	Revolving Loans Converted to Term	Revolving	Total
Commercial and industrial:
Pass	$384,720	$432,903	$342,394	$143,636	$41,667	$39,972	$39,098	$786,059	$2,210,449
Pass/Watch	4,052	2,543	18,832	4,595	1,603	2,441	1,273	93,951	129,290
Special Mention	3,759	47,071	2,253	2,281	659	731	3,334	6,729	66,817
Substandard - Accruing	2,992	362	33,625	4,316	1,338	3,542	3,044	3,909	53,128
Substandard - Nonaccrual	—	—	690	4,122	1,110	364	96	248	6,630
Doubtful	—	—	—	490	547	33	304	—	1,374
Total commercial and industrial	$395,523	$482,879	$397,794	$159,440	$46,924	$47,083	$47,149	$890,896	$2,467,688
Gross charge-offs	$—	$—	$2,786	$3,096	$—	$368	$2,992	$—	$9,242

Commercial real estate:
Non-owner occupied:
Pass	$55,581	$117,162	$136,361	$116,402	$60,535	$176,308	$19,256	$71,322	$752,927
Pass/Watch	—	—	—	3,791	6,342	24,620	1,277	—	36,030
Special Mention	2,717	—	—	—	—	—	1,582	—	4,299
Substandard - Accruing	—	3,561	—	1,880	—	9,694	—	—	15,135
Substandard - Nonaccrual	—	—	—	—	—	3,844	—	—	3,844
Total non-owner occupied	$58,298	$120,723	$136,361	$122,073	$66,877	$214,466	$22,115	$71,322	$812,235
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Owner occupied:
Pass	$87,167	$83,308	$105,935	$102,885	$64,134	$123,199	$2,961	$6,103	$575,692
Pass/Watch	600	902	—	15,541	2,896	2,520	—	1,615	24,074
Special Mention	—	493	5,745	306	1,092	2,834	—	—	10,470
Substandard - Accruing	2,295	460	1,204	3,027	2,259	15,850	—	—	25,095
Substandard - Nonaccrual	—	—	—	—	—	34	—	—	34
Total owner occupied	$90,062	$85,163	$112,884	$121,759	$70,381	$144,437	$2,961	$7,718	$635,365
Gross charge-offs	$—	$—	$—	$—	$—	$83	$—	$—	$83

Construction & land:
Pass	$44,496	$171,411	$32,176	$28,221	$13,459	$8,718	$21,600	$1,913	$321,994
Pass/Watch	—	—	13,036	6,541	—	15	—	—	19,592
Special Mention	—	—	1,381	2,278	—	—	—	—	3,659
Substandard - Nonaccrual	—	—	—	185	—	—	—	—	185
Total construction & land	$44,496	$171,411	$46,593	$37,225	$13,459	$8,733	$21,600	$1,913	$345,430
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily:
Pass	$1,359	$36,852	$36,537	$12,838	$2,716	$5,885	$—	$5,574	$101,761
Special Mention	—	—	—	—	1,305	—	—	—	1,305
Total multifamily	$1,359	$36,852	$36,537	$12,838	$4,021	$5,885	$—	$5,574	$103,066
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	2023	2022	2021	2020	2019	Prior	Revolving Loans Converted to Term	Revolving	Total
Total commercial real estate:
Pass	$188,603	$408,733	$311,009	$260,346	$140,844	$314,110	$43,817	$84,912	$1,752,374
Pass/Watch	600	902	13,036	25,873	9,238	27,155	1,277	1,615	79,696
Special Mention	2,717	493	7,126	2,584	2,397	2,834	1,582	—	19,733
Substandard - Accruing	2,295	4,021	1,204	4,907	2,259	25,544	—	—	40,230
Substandard - Nonaccrual	—	—	—	185	—	3,878	—	—	4,063
Total commercial real estate:	$194,215	$414,149	$332,375	$293,895	$154,738	$373,521	$46,676	$86,527	$1,896,096
Gross charge-offs	$—	$—	$—	$—	$—	$83	$—	$—	$83

Residential real estate:
Pass	$153,327	$573,624	$116,695	$38,309	$38,121	$141,216	$1,857	$13,540	$1,076,689
Pass/Watch	155	1,181	28	—	269	4,667	176	—	6,476
Special Mention	—	—	—	—	254	1,465	—	—	1,719
Substandard - Accruing	—	3,199	—	—	—	114	—	—	3,313
Substandard - Nonaccrual	—	6,704	3,169	2,214	4,009	6,267	16	34	22,413
Total residential real estate	$153,482	$584,708	$119,892	$40,523	$42,653	$153,729	$2,049	$13,574	$1,110,610
Gross charge-offs	$—	$—	$—	$13	$—	$—	$—	$—	$13

Public Finance:
Pass	$37,074	$—	$43,512	$174,907	$201,575	$135,326	$—	$3,051	$595,445
Substandard - Accruing	—	—	—	—	7,468	—	—	—	7,468
Total public finance	$37,074	$—	$43,512	$174,907	$209,043	$135,326	$—	$3,051	$602,913
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$3,232	$2,183	$5,347	$9,414	$3,482	$2,555	$2	$9,491	$35,706
Pass/Watch	—	53	108	99	145	153	1	46	605
Special Mention	—	—	13	7	—	—	—	—	20
Substandard - Accruing	—	—	—	—	—	—	30	—	30
Substandard - Nonaccrual	—	4	6	—	—	—	—	—	10
Total consumer	$3,232	$2,240	$5,474	$9,520	$3,627	$2,708	$33	$9,537	$36,371
Gross charge-offs	$—	$—	$11	$8	$111	$32	$3	$169	$334

Other:
Pass	$5,890	$7,802	$13,198	$806	$282	$10,227	$4,859	$100,183	$143,247
Pass/Watch	—	—	7,334	—	—	—	—	—	7,334
Substandard - Nonaccrual	—	—	—	—	2,391	—	446	—	2,837
Total other	$5,890	$7,802	$20,532	$806	$2,673	$10,227	$5,305	$100,183	$153,418
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans:
Pass	$772,846	$1,425,245	$832,155	$627,418	$425,971	$643,406	$89,633	$997,236	$5,813,910
Pass/Watch	4,807	4,679	39,338	30,567	11,255	34,416	2,727	95,612	223,401
Special Mention	6,476	47,564	9,392	4,872	3,310	5,030	4,916	6,729	88,289
Substandard - Accruing	5,287	7,582	34,829	9,223	11,065	29,200	3,074	3,909	104,169
Substandard - Nonaccrual	—	6,708	3,865	6,521	7,510	10,509	558	282	35,953
Doubtful	—	—	—	490	547	33	304	—	1,374
Total loans	$789,416	$1,491,778	$919,579	$679,091	$459,658	$722,594	$101,212	$1,103,768	$6,267,096
Gross charge-offs	$—	$—	$2,797	$3,117	$111	$483	$2,995	$169	$9,672

The following table presents information about collateral dependent loans that were individually evaluated for purposes of determining the ACL as of:

	Collateral Dependent Loans With Allowance		Collateral Dependent Loans With No Related Allowance	Total Collateral Dependent Loans
	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
September 30, 2024
Commercial & industrial	$15,090	$6,209	$9,889	$24,979	$6,209
Commercial real estate:
Non-owner occupied	—	—	6,173	6,173	—
Owner occupied	—	—	2,206	2,206	—
Multifamily	—	—	1,693	1,693	—
Total commercial real estate	—	—	10,072	10,072	—
Residential real estate	1,682	158	19,413	21,095	158
Public Finance	7,226	1,460	—	7,226	1,460
Consumer	45	45	—	45	45
Other	2,391	159	—	2,391	159
Total loans	$26,434	$8,031	$39,374	$65,808	$8,031
December 31, 2023
Commercial & industrial	$5,084	$2,328	$2,920	$8,004	$2,328
Commercial real estate:
Non-owner occupied	—	—	3,844	3,844	—
Owner occupied	—	—	34	34	—
Construction and land	—	—	185	185	—
Total commercial real estate	—	—	4,063	4,063	—
Residential real estate	1,551	103	20,862	22,413	103
Consumer	10	10	—	10	10
Other	2,391	102	446	2,837	102
Total loans	$9,036	$2,543	$28,291	$37,327	$2,543
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
Loan Modifications Made to Borrowers Experiencing Financial Difficulty:
The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. We use a PD/LGD model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made at the time of a modification. The loan modifications in the table below did not significantly impact our determination of the allowance for credit losses on loans during the three and nine months ended September 30, 2024.
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
The following tables present loan modifications for borrowers experiencing financial difficulty for the three and nine months ended September 30, 2024 and 2023, segregated by modification type, regardless of whether such modifications resulted in a new loan.
For the three months ended September 30,:

	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Principal Forgiveness and Interest Rate Reduction	% of Total Class of Loans
2024
Commercial and industrial	$965	$—	$374	$—	$125	0.1%
Commercial real estate:
Owner occupied	—	3,748	—	2,082	—	0.8%
Total loans	$965	$3,748	$374	$2,082	$125	0.1%
There were no loan modifications for borrowers experiencing financial difficulty for the three months ended September 30, 2023.
For the nine months ended September 30,:

	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Principal Forgiveness and Interest Rate Reduction	% of Total Class of Loans
2024
Commercial and industrial	$965	$9,674	$374	$—	$125	0.4%
Commercial real estate:
Owner occupied	—	3,748	—	2,748	—	0.9%
Total loans	$965	$13,422	$374	$2,748	$125	0.3%
2023
Commercial and industrial	$—	$270	$—	$—	$—	—%
Commercial real estate:
Owner occupied	—	—	—	1,123	—	0.2%
Total loans	$—	$270	$—	$1,123	$—	—%
Modifications made to the loans presented in the tables above to borrowers experiencing financial difficulty for the three and nine months ended September 30, 2024 and 2023 consisted of short-term principal deferrals, short-term principal and interest deferrals, or reductions in the contractual interest rate.
There were no commitments to lend additional funds to these borrowers at September 30, 2024.
The financial effects of our loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024 and 2023 were not significant.

We closely monitor the performance of loan modifications made to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts. The following table depicts the performance of loan modifications made to borrowers experiencing financial difficulty that have been modified in the last 12 months:

	Loans Not Past Due	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans Greater than 90 Days Past Due, Still Accruing	Nonaccrual	Total
Commercial and industrial	$2,059	$182	$—	$—	$8,898	$11,139
Commercial real estate:
Owner occupied	6,850	—	103	—	666	7,619
Total loans	$8,909	$182	$103	$—	$9,564	$18,758
NOTE 4 - Mortgage Servicing Rights
We have investments in mortgage servicing rights (“MSRs”) that result from the sale of loans to the secondary market for which we retain the servicing. We account for these MSRs at their fair value.
The unpaid principal loan balance of our servicing portfolio is presented in the following table as of:

	September 30, 2024	December 31, 2023
Federal National Mortgage Association	$2,540,145	$2,478,732
Federal Home Loan Mortgage Corporation	1,877,326	1,736,329
Government National Mortgage Association	1,212,673	1,094,438
Federal Home Loan Bank	98,517	105,702
Other	1,192	1,258
Total	$5,729,853	$5,416,459
The activity of MSRs carried at fair value is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$80,744	$78,390	$76,701	$74,097
Additions:
Servicing resulting from transfers of financial assets	3,488	2,690	8,785	7,634
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	(2,584)	1,762	(490)	4,440
Changes in fair value due to pay-offs, pay-downs, and runoff	(2,849)	(1,806)	(6,197)	(5,135)
Balance, end of period	$78,799	$81,036	$78,799	$81,036

The following represents the weighted-average key assumptions used to estimate the fair value of MSRs as of:

	September 30, 2024	December 31, 2023	September 30, 2023
Discount rate	10.07%	10.06%	10.27%
Total prepayment speeds	8.21%	7.79%	7.30%
Cost of servicing each loan	$91/per loan	$90/per loan	$90/per loan
Total servicing and ancillary fees earned from the mortgage servicing portfolio is presented in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Servicing fees	$4,083	$3,758	$11,908	$11,064
Late and ancillary fees	238	196	672	550
Total	$4,321	$3,954	$12,580	$11,614
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

The components of our banking derivative financial instruments consisted of the following as of:

	Number of Transactions	Expiration Dates	Outstanding Notional	Estimated Fair Value
September 30, 2024
Derivative financial instruments designated as hedging instruments:
Assets:
Interest Rate Products	36	2029 - 2034	$178,555	$9,463
Derivative financial instruments not designated as hedging instruments:
Assets:
Interest Rate Products	49	2025 - 2037	$373,944	$17,380
Other	1	2025	$7,759	$2
Liabilities:
Interest Rate Products	49	2025 - 2037	$373,944	$17,450
Other	4	2027 - 2028	$19,783	$27
December 31, 2023
Derivative financial instruments designated as hedging instruments:
Assets:
Interest Rate Products	32	2028 - 2036	$195,935	$12,737
Derivative financial instruments not designated as hedging instruments:
Assets:
Interest Rate Products	49	2024 - 2037	$396,111	$19,931
Other	1	2025	$14,638	$7
Liabilities:
Interest Rate Products	49	2024 - 2037	$396,111	$19,869
Other	2	2028	$6,168	$30
We recorded gains and losses on banking derivative assets and liabilities as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Recorded gain (loss) on banking derivative assets	$(8,724)	$10,700	$918	$15,745
Recorded gain (loss) on banking derivative liabilities	$8,427	$(10,263)	$(1,056)	$(15,494)
For the three months ended September 30, 2024 and 2023, our banking derivative financial instruments not designated as hedging instruments generated fee income of $121 and $111, respectively. For the nine months ended September 30, 2024 and 2023 our banking derivative financial instruments not designated as hedging instruments generated fee income of $595, and $1,079, respectively.
The carrying amount of hedged loans receivable as of September 30, 2024 and December 31, 2023 was $167,581 and $184,829, respectively. The cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged loans receivable as of September 30, 2024 and December 31, 2023 was $(6,810) and $(9,567), respectively. The fair value hedging adjustment included in other noninterest income for the three months ended September 30, 2024 and 2023 was $4,110 and $(1,655), respectively. The fair value hedging adjustment included in other noninterest income for the nine months ended September 30, 2024 and 2023 was $2,757 and $(1,497), respectively.

The carrying amount of hedged available-for-sale debt securities as of September 30, 2024 and December 31, 2023 was $39,646 and $37,701, respectively. The cumulative amount of fair value hedging adjustment included in the amortized cost amount of the hedged available-for-sale debt securities as of as of September 30, 2024 and December 31, 2023 was $(2,652), and $(3,168), respectively. The fair value hedging adjustment included in interest income for the three months ended September 30, 2024 and 2023 was $1,970 and $(1,707), respectively. The fair value hedging adjustment included in interest income for the nine months ended September 30, 2024 and 2023 was $515 and $(2,110), respectively.
Credit-risk-related Contingent Features:
We have agreements with each of our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations.
We also have agreements with our derivative counterparties that contain a provision where if we fail to maintain our status as a well-capitalized institution, then our derivative counterparties have the right but not the obligation to terminate existing swaps. As of September 30, 2024 and December 31, 2023, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $17,892 and $20,508, respectively. As of September 30, 2024 and December 31, 2023, we have minimum collateral posting thresholds with our derivative counterparties and have posted collateral of $5,890 and $9,040, respectively. If we had breached any of these provisions at September 30, 2024, we could have been required to settle our obligations under the agreements at their termination value of $17,892.
Mortgage Banking Derivative Financial Instruments:
The components of our mortgage banking derivative financial instruments consisted of the following as of:

	Expiration Dates	Outstanding Notional	Estimated Fair Value
September 30, 2024
Derivative financial instruments
Assets:
Interest rate lock commitments (IRLC)	2024	$90,494	$466
Liabilities:
Forward MBS trades	2024	$97,000	$30
Futures	2024	$63,200	$24
December 31, 2023
Derivative financial instruments
Assets:
Forward MBS trades	2024	$28,700	$2,153
Interest rate lock commitments (IRLC)	2024	$41,404	$252
Liabilities:
Forward MBS trades	2024	$77,000	$606
We recorded gains and losses on mortgage banking derivative assets and liabilities as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Recorded gain on mortgage banking derivative assets	$1,222	$955	$215	$651
Recorded gain (loss) on mortgage banking derivative liabilities	$376	$(3,459)	$376	$(3,499)

NOTE 6 - Deposits
The composition of our deposits is as follows as of:

	September 30, 2024	December 31, 2023
Noninterest-bearing demand deposit accounts	$1,554,762	$1,530,506
Interest-bearing deposit accounts:
Interest-bearing demand accounts	645,647	534,540
Savings accounts and money market accounts	2,608,808	2,446,632
NOW accounts	41,234	56,819
Certificate of deposit accounts:
Less than $100	875,931	714,171
$100 through $250	460,203	569,696
Greater than $250	463,295	521,739
Total interest-bearing deposit accounts	5,095,118	4,843,597
Total deposits	$6,649,880	$6,374,103
The following table summarizes the interest expense incurred on our deposits:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Interest-bearing deposit accounts:
Interest-bearing demand accounts	$6,010	$3,709	$16,488	$6,929
Savings accounts and money market accounts	12,792	8,677	34,676	20,555
NOW accounts	157	104	436	242
Certificate of deposit accounts	20,626	18,406	62,859	38,078
Total interest-bearing deposit accounts	$39,585	$30,896	$114,459	$65,804
The remaining maturity on certificate of deposit accounts is as follows as of:

September 30, 2024
Remainder of 2024	$911,831
2025	857,634
2026	16,580
2027	5,785
2028	2,326
2029	2,876
Thereafter	2,397
Total certificate of deposit accounts	$1,799,429

NOTE 7 - Securities Sold Under Agreements to Repurchase
Information concerning securities sold under agreements to repurchase is as follows as of and for the periods ended:

	September 30, 2024	December 31, 2023
Amount outstanding at period-end	$10,913	$24,693
Average daily balance during the period	$17,099	$28,316
Average interest rate during the period	1.15%	0.84%
Maximum month-end balance during the period	$24,240	$40,432
Weighted average interest rate at period-end	1.14%	0.91%
At September 30, 2024 and December 31, 2023, such agreements were secured by investment and mortgage-related securities with an approximate carrying amount of $24,930 and $30,810, respectively. Pledged securities are maintained by safekeeping agents at the direction of the Bank. Our agreements to repurchase generally mature daily, and they are considered to be in an overnight and continuous position.
NOTE 8 - Debt
FHLB advances
The following is a breakdown of our FHLB advances and other borrowings outstanding as of:

	September 30, 2024			December 31, 2023
	Amount	Rate	Weighted Average Rate	Amount	Rate
Variable rate line-of-credit advance	$—	N/A	N/A	$389,468	5.55%
Fixed rate term advances	215,000	5.04%	5.04%	—	N/A
	$215,000			$389,468
Our FHLB advances are typically considered short-term borrowings with maturities less than one year and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. The advances were collateralized by $1,653,562 and $1,674,096 of loans pledged to the FHLB as of September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024 and December 31, 2023, the Bank had total borrowing capacity with the FHLB that is based on qualified collateral lending values of $1,636,252 and $1,192,022, respectively. Our additional borrowing availability with the FHLB at September 30, 2024 was $1,358,914. These borrowings can be in the form of additional term advances or a line-of-credit.
FRB advances
We also had a $2,073,832 line-of-credit with the FRB. The agreement bears interest at the Fed Funds target rate plus 0.50% and is secured by $2,479,591 of investment securities and loans pledged to the FRB as collateral. No amounts were drawn on the line-of-credit as of September 30, 2024.
Other borrowings
We have lines-of-credit with certain other financial institutions totaling $160,000 as of September 30, 2024. No amounts were drawn on these lines-of-credit at September 30, 2024.

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
Trust preferred securities
We have issued $9,279 in trust preferred securities through a special-purpose trust, New Mexico Banquest Capital Trust I (“NMBCT I”). In addition, we have issued $4,640 in trust preferred securities through a special purpose trust, New Mexico Banquest Capital Trust II (“NMBCT II”, and together with NMBCT I, collectively referred to as “NMBCT Trusts”). Interest is payable quarterly at a rate of three-month term SOFR plus 3.35% (8.94% and 8.51% as of September 30, 2024 and 2023, respectively) for the trust preferred securities issued through NMBCT I and at a rate of three-month term SOFR plus 2.00% (7.36% and 7.39% as of September 30, 2024 and 2023, respectively) for the trust preferred securities issued through NMBCT II.
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
The following table sets forth the computation of basic and diluted earnings per share of common stock:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Net income applicable to common stockholders	$22,422	$25,232	$59,278	$79,519
Weighted Average Shares
Weighted average common shares outstanding	27,612,538	24,942,389	27,355,098	24,933,168
Effect of dilutive securities
Stock-based awards	600,271	415,418	621,117	432,129
Weighted average diluted common shares	28,212,809	25,357,807	27,976,215	25,365,297
Earnings per common share
Basic earnings per common share	$0.81	$1.01	$2.17	$3.19
Effect of dilutive securities
Stock-based awards	(0.02)	(0.01)	(0.05)	(0.06)
Diluted earnings per common share	$0.79	$1.00	$2.12	$3.13
For information regarding the common shares and warrants to be issued upon the closing of our proposed merger with HomeStreet see Note 1 - Organization and Basis of Presentation.
NOTE 10 - Stockholders’ Equity
As of September 30, 2024 and December 31, 2023, the Company has 10,000,000 shares of preferred stock authorized, $0.0001 par value, of which none were issued or outstanding, respectively.
As of September 30, 2024 and December 31, 2023, the Company has 50,000,000 shares of common stock authorized, $0.0001 par value, of which 27,665,918 and 24,960,639 shares were issued and outstanding, respectively.
For potential changes to our authorized shares as a result of our proposed merger with HomeStreet, see Charter Amendment in Note 1 - Organization and Basis of Presentation.
Upfront Securities Purchase Agreement
On January 16, 2024 in accordance with the Upfront Securities Purchase Agreement, we issued we 2,461,538 shares of our common stock in a private placement for $80,000. For additional details see Upfront Securities Purchase Agreement in Note 1 - Organization and Basis of Presentation.
Equity Incentive Plans:
2017 Equity Incentive Plan
The 2017 Equity Incentive Plan (the “2017 Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock and other stock awards to its employees, directors and consultants for up to 1,977,292 shares of FirstSun common stock in the aggregate.

The following table presents stock options outstanding as of and for the nine months ended September 30, 2024.

	Shares	Weighted-Average Exercise Price, per Share	Weighted-Average Remaining Contractual Term (years)
Outstanding, beginning of period	1,245,000	$20.25
Exercised	(290,458)	19.93
Outstanding, end of period	954,542	$20.35	3.6
Options vested or expected to vest	954,542	$20.35
Options exercisable, end of period	948,067	$20.27	3.58
There were no grants or forfeitures during the nine months ended September 30, 2024:
At September 30, 2024, there was $45 of total unrecognized compensation cost related to non-vested stock options. The unrecognized compensation cost at September 30, 2024 is expected to be recognized over the next eleven months. At September 30, 2024 the intrinsic value of the stock options was $21,326.
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
In March 2024, we granted special restricted stock awards of 228,573 shares and, on the closing date of the Merger, will grant additional special restricted stock awards of 195,525 shares, totaling 424,098 shares to certain officers of the Company (including those formerly with HomeStreet) for (i) retention purposes and (ii) to incentivize them in their efforts to work towards both a timely and efficient consummation of the Merger and a successful post-closing integration of the two companies. If the Merger does not close, all 424,098 of special stock awards will be cancelled. Because the special restricted stock awards are contingent upon the closing of the Merger, no expense has been incurred during the three or nine months ended September 30, 2024. These awards will vest one-third per year over a three-year period, provided that the officer continues to provide services to the Company on the applicable vesting date, with accelerated vesting upon death, disability, or termination by the Company under certain conditions.
In March 2024, we issued 11,739 shares of restricted stock that will fully vest in March 2025. In May 2023, we issued 15,007 shares of restricted stock, 741 shares were forfeited during 2024 prior to vesting, the remaining 14,266 were fully vested in May 2024. In May 2022, we issued 11,344 shares of restricted stock that were fully vested in May 2023. At September 30, 2024, there was $420 of total unrecognized compensation cost related to the non-vested restricted stock.
In April 2024, we issued performance-based restricted stock under the LTIP that, subject to the achievement of performance conditions, will fully vest in April 2027. At September 30, 2024, we determined it is probable that 93,868 shares will be issued based upon the probability that the performance conditions will be achieved. At September 30, 2024, there was $2,777 of total unrecognized compensation cost related to the non-vested restricted stock granted on these probable shares.
In April 2023, we issued performance-based restricted stock under the LTIP that, subject to the achievement of performance conditions, will fully vest in April 2026. At September 30, 2024, we determined it is probable that 97,694 shares will be issued based upon the probability that the performance conditions will be achieved. At September 30, 2024, there was $1,368 of total unrecognized compensation cost related to the non-vested restricted stock granted on these probable shares.
In April 2022, we issued performance-based restricted stock under the LTIP that, subject to the achievement of performance conditions, will fully vest in April 2025. At September 30, 2024, we determined it is probable that 47,633 shares will be issued based upon the probability that the performance conditions will be achieved. At

September 30, 2024, there was $283 of total unrecognized compensation cost related to the non-vested restricted stock granted on these probable shares.
For the three months ended September 30, 2024 and 2023, we recorded total compensation cost from the 2017 and 2021 Plans of $549 and $660, respectively. For the nine months ended September 30, 2024 and 2023, we recorded total compensation cost from the 2017 and 2021 Plans of $1,813 and $1,743, respectively.
Acquired Equity Incentive Plans
In conjunction with a previous acquisition, we assumed certain options that had been granted under such option plans. All assumed options were fully vested and exercisable. No further options will be granted under the plans.
The following table presents stock options outstanding as of and for the nine months ended September 30, 2024.

	Shares	Weighted-Average Exercise Price, per Share	Weighted-Average Remaining Contractual Term (years)
Outstanding, beginning of period	121,901	$23.26
Exercised	(1,566)	17.24
Outstanding, vested, and exercisable, end of period	120,335	$23.34	3.16
At September 30, 2024 the intrinsic value of the stock options was $2,329.
NOTE 11 - Income Taxes
The provision for income taxes in interim periods requires us to make an estimate of the effective tax rate expected to be applicable for the full year, adjusted for any discrete items for the applicable period. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes.
The provision for income tax is summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Provision for income taxes	$6,147	$6,762	$15,675	$21,557
Effective tax provision rate	21.5%	21.1%	20.9%	21.3%
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
The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. As of September 30, 2024, both the Parent Company and the Bank met all capital adequacy requirements to which they were subject.

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of September 30, 2024 and December 31, 2023, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.
Actual and required capital amounts for the Parent Company are as follows as of:

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2024
Total risk-based capital to risk-weighted assets:	$1,102,639	15.25%	$578,471	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$944,266	13.06%	$433,853	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$944,266	13.06%	$325,390	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$944,266	11.96%	$315,921	4.00%	N/A	N/A
December 31, 2023
Total risk-based capital to risk-weighted assets:	$953,331	13.25%	$575,434	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$798,167	11.10%	$431,575	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$798,167	11.10%	$323,682	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$798,167	10.52%	$303,410	4.00%	N/A	N/A

Actual and required capital amounts for the Bank are as follows as of:

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2024
Total risk-based capital to risk-weighted assets:	$990,484	13.72%	$577,545	8.00%	$721,931	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$907,820	12.57%	$433,159	6.00%	$577,545	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$907,820	12.57%	$324,869	4.50%	$469,255	6.50%
Tier 1 leverage capital to average assets:	$907,820	11.50%	$315,868	4.00%	$394,835	5.00%
December 31, 2023
Total risk-based capital to risk-weighted assets:	$918,050	12.79%	$574,280	8.00%	$717,850	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$838,199	11.68%	$430,710	6.00%	$574,280	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$838,199	11.68%	$323,033	4.50%	$466,603	6.50%
Tier 1 leverage capital to average assets:	$838,199	11.05%	$303,321	4.00%	$379,151	5.00%
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
The following table sets forth our assets and liabilities measured at fair value on a recurring basis as of:

	Level 1	Level 2	Level 3
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total Estimated Fair Value
September 30, 2024
Available-for-sale securities	$40,648	$456,163	$—	$496,811
Loans held-for-sale	—	72,247	—	72,247
Mortgage servicing rights	—	—	78,799	78,799
Derivative financial instruments - assets	—	27,311	—	27,311
Derivative financial instruments - liabilities	—	(17,531)	—	(17,531)
Total	$40,648	$538,190	$78,799	$657,637

December 31, 2023
Available-for-sale securities	$54,234	$462,523	$—	$516,757
Loans held-for-sale	—	54,212	—	54,212
Mortgage servicing rights	—	—	76,701	76,701
Derivative financial instruments - assets	—	35,073	—	35,073
Derivative financial instruments - liabilities	—	(20,475)	—	(20,475)
Total	$54,234	$531,333	$76,701	$662,268
For further details on our Level 3 inputs related to MSRs, see Note 4 - Mortgage Servicing Rights.
The following table presents a reconciliation for our Level 3 assets measured at fair value on a recurring basis:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$80,744	$78,390	$76,701	$74,097
Total (losses) gains included in earnings	(5,433)	(44)	(6,687)	(695)
Purchases, issuances, sales and settlements:
Issuances	3,488	2,690	8,785	7,634
Balance, end of period	$78,799	$81,036	$78,799	$81,036

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

	Level 3
	September 30, 2024	December 31, 2023
Collateral dependent loans:
Commercial and industrial	$8,881	$2,756
Residential real estate	1,524	1,448
Public finance	5,766	—
Other	2,232	2,289
Total collateral dependent loans	$18,403	$6,493

Other real estate owned and foreclosed assets, net:
Commercial real estate	$3,133	$3,133
Residential real estate	1,345	967
Total other real estate owned and foreclosed assets, net:	$4,478	$4,100
The fair value of the financial assets in the table above utilize the market approach valuation technique, with discount adjustments for differences between comparable sales.

Fair value of financial instruments not carried at fair value:
The carrying amounts and estimated fair values of financial instruments not carried at fair value are as follows as of:

		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
September 30, 2024
Assets:
Cash and cash equivalents	$573,674	$573,674	$573,674	$—	$—
Securities held-to-maturity	35,885	32,111	—	32,111	—
Loans (excluding collateral dependent loans at fair value)	6,425,353	6,298,517	—	—	6,298,517
Restricted equity securities	32,394	32,394	—	32,394	—
Accrued interest receivable	35,711	35,711	—	2,634	33,077

Liabilities:
Deposits (excluding demand deposits)	$4,449,471	$4,444,293	$2,650,042	$1,794,251	$—
Securities sold under agreements to repurchase	10,913	10,913	—	10,913	—
FHLB advances	215,000	215,000	—	215,000	—
Subordinated debt, net	75,709	73,058	—	73,058	—
Accrued interest payable	9,018	9,018	—	9,018	—
December 31, 2023
Assets:
Cash and cash equivalents	$479,362	$479,362	$479,362	$—	$—
Securities held-to-maturity	36,983	32,181	—	32,181	—
Loans (excluding collateral dependent loans at fair value)	6,260,603	6,121,749	—	—	6,121,749
Restricted equity securities	38,072	38,072	—	38,072	—
Accrued interest receivable	37,099	37,099	—	2,220	34,879

Liabilities:
Deposits (excluding demand deposits)	$4,309,057	$4,298,164	$2,503,451	$1,794,713	$—
Securities sold under agreements to repurchase	24,693	24,693	—	24,693	—
FHLB advances	389,468	389,468	—	389,468	—
Subordinated debt, net	75,313	72,073	—	72,073	—
Accrued interest payable	13,580	13,580	—	13,580	—
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
Significant segment totals are reconciled to the financial statements as follows for the three months ended September 30,:

	Banking	Mortgage Operations	Corporate	Total Segments
2024
Summary of Operations
Net interest income (expense)	$72,421	$4,972	$(1,235)	$76,158

Provision for credit losses	6,369	(1,369)	—	5,000

Noninterest income:
Service charges on deposit accounts	6,242	(2)	—	6,240
Credit and debit card fees	2,805	1	—	2,806
Trust and investment advisory fees	1,395	—	—	1,395
(Loss) income from mortgage banking services, net	(611)	9,449	—	8,838
Other noninterest income	2,796	—	—	2,796
Total noninterest income	12,627	9,448	—	22,075

Noninterest expense:
Salary and employee benefits	30,518	8,302	486	39,306
Occupancy and equipment	8,260	778	83	9,121
Other noninterest expenses	11,291	4,042	904	16,237
Total noninterest expense	50,069	13,122	1,473	64,664

Income (loss) before income taxes	$28,610	$2,667	$(2,708)	$28,569

Other Information
Depreciation expense	$1,461	$45	$—	$1,506
Identifiable assets	$6,950,905	$1,047,853	$139,729	$8,138,487

	Banking	Mortgage Operations	Corporate	Total Segments
2023
Summary of Operations
Net interest income (expense)	$73,496	$1,171	$(1,257)	$73,410

Provision for credit losses	6,319	(2,429)	—	3,890

Noninterest income:
Service charges on deposit accounts	5,475	—	—	5,475
Credit and debit card fees	2,996	—	—	2,996
Trust and investment advisory fees	1,398	—	—	1,398
(Loss) income from mortgage banking services, net	(526)	7,939	—	7,413
Other noninterest income	1,368	—	—	1,368
Total noninterest income	10,711	7,939	—	18,650

Noninterest expense:
Salary and employee benefits	27,701	5,844	423	33,968
Occupancy and equipment	7,720	707	60	8,487
Other noninterest expenses	9,719	3,820	182	13,721
Total noninterest expense	45,140	10,371	665	56,176

Income (loss) before income taxes	$32,748	$1,168	$(1,922)	$31,994

Other Information
Depreciation expense	$1,567	$57	$—	$1,624
Identifiable assets	$6,824,853	$871,032	$60,990	$7,756,875

Significant segment totals are reconciled to the financial statements as follows for the nine months ended September 30,:

	Banking	Mortgage Operations	Corporate	Total Segments
2024
Summary of Operations
Net interest income (expense)	$210,594	$12,974	$(3,705)	$219,863

Provision (benefit) for credit losses	24,402	(1,702)	—	22,700

Noninterest income:
Service charges on deposit accounts	17,957	(3)	—	17,954
Credit and debit card fees	8,613	3	—	8,616
Trust and investment advisory fees	4,351	—	—	4,351
(Loss) income from mortgage banking services, net	(1,778)	31,161	—	29,383
Other noninterest income	7,853	—	—	7,853
Total noninterest income	36,996	31,161	—	68,157

Noninterest expense:
Salary and employee benefits	91,290	23,881	1,316	116,487
Occupancy and equipment	23,864	2,382	171	26,417
Other noninterest expenses	31,298	12,114	4,051	47,463
Total noninterest expense	146,452	38,377	5,538	190,367

Income (loss) before income taxes	$76,736	$7,460	$(9,243)	$74,953

Other Information
Depreciation expense	$4,380	$143	$—	$4,523
Identifiable assets	$6,950,905	$1,047,853	$139,729	$8,138,487

	Banking	Mortgage Operations	Corporate	Total Segments
2023
Summary of Operations
Net interest income (expense)	$220,608	$4,532	$(3,778)	$221,362

Provision for credit losses	12,382	(710)	—	11,672

Noninterest income:
Service charges on deposit accounts	15,848	—	—	15,848
Credit and debit card fees	9,033	1	—	9,034
Trust and investment advisory fees	4,337	—	—	4,337
(Loss) income from mortgage banking services, net	(1,126)	27,627	—	26,501
Other noninterest income	6,151	—	—	6,151
Total noninterest income	34,243	27,628	—	61,871

Noninterest expense:
Salary and employee benefits	81,667	19,868	1,538	103,073
Occupancy and equipment	22,744	2,088	145	24,977
Other noninterest expenses	29,654	11,155	1,626	42,435
Total noninterest expense	134,065	33,111	3,309	170,485

Income (loss) before income taxes	$108,404	$(241)	$(7,087)	$101,076

Other Information
Depreciation expense	$4,870	$177	$—	$5,047
Identifiable assets	$6,824,853	$871,032	$60,990	$7,756,875

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
Undistributed portion of committed loans and unused lines of credit
Loan commitments are agreements to lend to a customer as long as there is no customer violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee. As of September 30, 2024 and December 31, 2023, commitments included the funding of fixed-rate loans totaling $224,266 and $191,415 and variable-rate loans totaling $1,376,746 and $1,656,434, respectively. The fixed-rate loan commitments have interest rates ranging from 1.00% to 18.00% at September 30, 2024 and December 31, 2023, and maturities ranging from 1 month to 18 years at September 30, 2024 and from 1 month to 19 years at December 31, 2023.
Standby letters of credit
Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third-party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since many of the loan commitments and letters of credit expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, owner occupied real estate, and/or income-producing commercial properties. As of September 30, 2024 and December 31, 2023, our standby letters of credit commitment totaled $30,189 and $14,490, respectively.
MPF Master Commitments
The Bank has executed MPF Master Commitments (Commitments) with the FHLB to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB’s first loss account for mortgages delivered under the Commitments. The Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to manage the credit risk of the MPF Program mortgage loans. As of September 30, 2024 and December 31, 2023, the Bank considered the amount of any of its liability for the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments to be immaterial, and has not recorded a liability and offsetting receivable. As of September 30, 2024 and December 31, 2023, the maximum potential amount of future payments that the Bank would have been required to make under the Commitments was $3,829 and $3,810, respectively. Under the Commitments, the Bank agrees to service the loans and therefore, is responsible for any necessary foreclosure proceedings. Any future recoveries on any losses would not be paid by the FHLB under the Commitments. The Bank has not experienced any material losses under these guarantees.
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

	September 30, 2024	December 31, 2023
ROU asset on leased property, gross	$38,506	$36,520
Accumulated amortization	(15,099)	(12,293)
ROU asset, net (included in prepaid expenses and other assets in our consolidated balance sheets)	$23,407	$24,227
Lease liability (included in accrued expenses and other liabilities in our consolidated balance sheets)	$25,377	$26,431
Weighted Average Remaining Life - Operating Leases	4.08	5.56
Weighted Average Rate - Operating Leases	3.82%	2.10%
The following table reconciles future undiscounted lease payments due under non-cancelable operating leases to the aggregate operating lessee lease liability as of September 30, 2024:

Remainder of 2024	$7,445
2025	5,741
2026	3,806
2027	3,271
2028	2,646
2029	4,159
Thereafter	116
Total undiscounted operating lease liability	27,184
Imputed interest	1,807
Total operating lease liability included in the accompanying balance sheet	$25,377
Total lease expense for three months ended September 30, 2024 and 2023 was $1,857 and $1,888, respectively. Total lease expense for the nine months ended September 30, 2024 and 2023 was $5,695 and $5,633, respectively. The components of total lease expense for the periods ended September 30, 2024 was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Operating leases	$1,813	$1,887	$5,680	$5,642
Short-term leases	74	60	168	160
Sublease income	(30)	(59)	(153)	(169)
Net lease expense	$1,857	$1,888	$5,695	$5,633
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
General Overview
FirstSun Capital Bancorp, headquartered in Denver, Colorado, is the financial holding company for Sunflower Bank, National Association, which is headquartered in Dallas, Texas and operates as Sunflower Bank, First National 1870 and Guardian Mortgage. We conduct a full-service community banking and trust business through our wholly-owned subsidiaries—Sunflower Bank, Logia Portfolio Management, LLC, and FEIF Capital Partners, LLC. Sunflower Bank is currently regulated by the Office of the Comptroller of the Currency. In connection with our proposed merger with HomeStreet, we have filed applications to convert Sunflower Bank to a state chartered bank regulated by the Texas Department of Banking and to seek membership with the Federal Reserve.
We offer a full range of relationship-focused services to meet our clients’ personal, business and wealth management financial objectives, with a branch network in Texas, Kansas, Colorado, New Mexico, and Arizona, multiple loan production offices in Southern California, and mortgage capabilities in 43 states. Our product lines include commercial and industrial loans, commercial real estate loans, residential mortgage, public finance and other consumer loans, and a variety of commercial and consumer deposit products, including noninterest-bearing accounts, interest-bearing demand products, savings accounts, money market accounts and certificates of deposit. We also offer wealth management and trust products including personal trust and agency accounts, employee benefit and retirement related trust and agency accounts, investment management and advisory agency accounts, and foundation and endowment trust and agency accounts. We also offer online banking and bill payment services, online cash management, safe deposit box rentals, debit card and ATM card services and the availability of a network of ATMs for our customers.
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
Although we had expected the HomeStreet merger to close in the fourth quarter of 2024, on October 29, 2024, we announced that regulatory approvals necessary for the mergers with HomeStreet and its subsidiary, HomeStreet Bank to proceed have not been obtained and FirstSun and Sunflower have been asked to withdraw their merger applications. Although FirstSun continues to have discussions with regulators, it appears that regulatory approvals will not be forthcoming and, without those approvals, the merger may not be consummated. Also, although FirstSun and HomeStreet are discussing the pursuit of an alternative regulatory structure for the merger there also can be no assurances that an alternative regulatory structure will be feasible or agreed-upon. Should FirstSun and HomeStreet fail to agree on an alternative regulatory structure, it is likely that the Merger Agreement will be terminated and the Mergers abandoned. For more complete information related to the Merger Agreement and Amendment see Proposed Merger with HomeStreet in Note 1 - Organization and Basis of Presentation in our unaudited consolidated financial statements included elsewhere in this report.
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

Financial Summary
Third Quarter 2024 Highlights:
•Net income of $22.4 million, $0.79 per diluted share (excluding merger costs, $23.7 million, $0.84 per diluted share, see the “Non-GAAP Financial Measures and Reconciliations” below)
•Net interest margin of 4.10%
•Return on average total assets of 1.13% (excluding merger costs, 1.19%, see the “Non-GAAP Financial Measures and Reconciliations” below)
•Return on average stockholders’ equity of 8.79% (excluding merger costs, 9.27%, see the “Non-GAAP Financial Measures and Reconciliations” below)
•Loan growth of 6.7% annualized
•Deposit growth of 1.8% annualized
•22.5% noninterest income to total revenue1
Net income totaled $22.4 million, or $0.79 per diluted share, for the third quarter of 2024, compared to $25.2 million, or $1.00 per diluted share, for the third quarter of 2023. Net income for the third quarter of 2024 was negatively impacted by $1.2 million of merger costs, net of tax, or $0.05 per diluted share. The return on average total assets was 1.13% for the third quarter of 2024, compared to 1.34% for the third quarter of 2023, and the return on average stockholders’ equity was 8.79% for the third quarter of 2024, compared to 12.03% for the third quarter of 2023. Third quarter of 2024 merger costs, net of tax, negatively affected return on average total assets by 0.06% and return on average stockholders’ equity by 0.48%.
Net income totaled $59.3 million, or $2.12 per diluted share, for the nine months ended September 30, 2024, compared to $79.5 million, or $3.13 per diluted share, for the same period in 2023. Net income for the nine months ended September 30, 2024 was negatively impacted by a $10.6 million provision for credit loss on a specific customer in our C&I loan portfolio, net of tax, or $0.38 per diluted share, and $4.2 million in merger costs, net of tax, or $0.15 per diluted share. The return on average total assets was 1.01% for the nine months ended September 30, 2024, compared to 1.42%, for the same period in 2023, and the return on average stockholders’ equity was 8.02% for the nine months ended September 30, 2024, compared to 12.97%, for the same period in 2023. For the nine months ended September 30, 2024, merger costs, net of tax, negatively affected return on average total assets by 0.07% and return on average stockholders’ equity by 0.56%.

1 Total revenue is net interest income plus noninterest income.

The following table sets forth certain summary financial and other information of FirstSun:

	For the three months ended September 30,		For the nine months ended September 30,		For the year ended December 31,
($ in thousands, except share and per share amounts)	2024	2023	2024	2023	2023
Income Statement:
Net interest income	$76,158	$73,410	$219,863	$221,362	$293,431
Taxable equivalent adjustment	1,132	1,286	3,606	3,816	5,086
Net interest income - fully tax equivalent ("FTE") basis (non-GAAP) (3)	$77,290	$74,696	$223,469	$225,178	$298,517
Provision for credit losses	$5,000	$3,890	$22,700	$11,672	$18,247
Noninterest income	$22,075	$18,650	$68,157	$61,871	$79,092
Noninterest expense	$64,664	$56,176	$190,367	$170,485	$222,793
Net income	$22,422	$25,232	$59,278	$79,519	$103,533
Per Common Share Data:
Weighted average diluted common shares	28,212,809	25,357,807	27,976,215	25,365,297	25,387,196
Net income (basic)	$0.81	$1.01	$2.17	$3.19	$4.15
Net income (diluted)	$0.79	$1.00	$2.12	$3.13	$4.08
Cash dividends	$—	$—	$—	$—	$—
Dividend payout ratio	—%	—%	—%	—%	—%
Book value	$37.38	$33.83	$37.38	$33.83	$35.14
Tangible book value (non-GAAP) (3)	$33.68	$29.60	$33.68	$29.60	$30.96
Performance Ratios:
Return on average total assets	1.13%	1.34%	1.01%	1.42%	1.38%
Return on average stockholders' equity	8.79%	12.03%	8.02%	12.97%	12.50%
Return on tangible stockholders' equity (non-GAAP) (3)	9.85%	14.05%	8.72%	14.93%	13.89%
Return on average tangible stockholders' equity (non-GAAP) (3)	10.00%	14.15%	9.22%	15.51%	14.88%
Net interest margin	4.10%	4.23%	4.04%	4.28%	4.23%
Efficiency ratio (1)	65.83%	61.02%	66.10%	60.19%	59.81%
Efficiency ratio excluding merger related expenses (non-GAAP) (3)	64.16%	61.02%	64.30%	60.19%	59.81%
Net charge-offs to average loans outstanding	0.09%	0.15%	0.44%	0.07%	0.13%
Allowance for credit losses to loans	1.29%	1.27%	1.29%	1.27%	1.28%
Nonperforming loans to total loans (2)	1.02%	0.66%	1.02%	0.66%	1.01%
Balance Sheet:
Total loans, excluding loans held-for-sale	$6,443,756	$6,179,522	$6,443,756	$6,179,522	$6,267,096
Total assets	$8,138,487	$7,756,875	$8,138,487	$7,756,875	$7,879,724
Total deposits	$6,649,880	$6,339,847	$6,649,880	$6,339,847	$6,374,103
Total borrowed funds	$290,709	$405,180	$290,709	$405,180	$464,781
Total stockholders' equity	$1,034,085	$843,719	$1,034,085	$843,719	$877,197
Capital Ratios:
Total risk-based capital to risk-weighted assets	15.25%	12.93%	15.25%	12.93%	13.25%
Tier 1 risk-based capital to risk-weighted assets	13.06%	10.79%	13.06%	10.79%	11.10%
Common Equity Tier 1 (CET 1) to risk-weighted assets	13.06%	10.79%	13.06%	10.79%	11.10%
Tier 1 leverage capital to average assets	11.96%	10.37%	11.96%	10.37%	10.52%
Average stockholders' equity to average total assets	12.81%	11.18%	12.62%	10.98%	11.05%
Tangible stockholders' equity to tangible assets (non-GAAP) (3)	11.59%	9.65%	11.59%	9.65%	9.94%
Tangible stockholders' equity to tangible assets reflecting net unrealized losses on HTM securities, net of tax (non-GAAP) (3)	11.56%	9.59%	11.56%	9.59%	9.90%
Nonfinancial Data:
Full-time equivalent employees	1,148	1,106	1,148	1,106	1,110
Banking branches	69	69	69	69	69
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

Non-GAAP Financial Measures and Reconciliations
The non-GAAP financial measures presented below are used by our management and our Board of Directors on a regular basis in addition to our GAAP results to facilitate the assessment of our financial performance. Management believes these non-GAAP financial measures enhance an investor’s understanding of our financial results by providing a meaningful basis for period-to-period comparisons, assisting in operating results analysis, and predicting future performance. This information supplements our GAAP reported results, and should not be viewed in isolation from, or as a substitute for, our GAAP results. Accordingly, this financial information should be read in conjunction with our consolidated financial statements and notes thereto for the three and nine months ended September 30, 2024, included elsewhere in this report. Non-GAAP financial measures exclude certain items that are included in the financial results presented in accordance with GAAP. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. These non-GAAP measures are not necessarily comparable to similar measures that may be represented by other companies.
The following table presents GAAP to non-GAAP reconciliations:

	For the three months ended September 30,		For the nine months ended September 30,		For the year ended December 31,
($ in thousands, except share and per share amounts)	2024	2023	2024	2023	2023
Tangible stockholders’ equity and tangible book value per share:
Total stockholders' equity (GAAP)	$1,034,085	$843,719	$1,034,085	$843,719	$877,197
Less: Goodwill and other intangible assets
Goodwill	(93,483)	(93,483)	(93,483)	(93,483)	(93,483)
Other intangible assets	(8,866)	(11,813)	(8,866)	(11,813)	(10,984)
Tangible stockholders' equity (non-GAAP)	$931,736	$738,423	$931,736	$738,423	$772,730
Total common shares outstanding	27,665,918	24,942,645	27,665,918	24,942,645	24,960,639
Book value per share (GAAP)	$37.38	$33.83	$37.38	$33.83	$35.14
Tangible book value per share (non-GAAP)	$33.68	$29.60	$33.68	$29.60	$30.96
Tangible net income and return on tangible stockholders’ equity:
Net income (GAAP)	$22,422	$25,232	$59,278	$79,519	$103,533
Add: Intangible amortization, net of tax	514	710	1,673	3,154	3,809
Tangible net income (non-GAAP)	$22,936	$25,942	$60,951	$82,673	$107,342
Tangible stockholders’ equity (non-GAAP) (see above)	$931,736	$738,423	$931,736	$738,423	$772,730
Return on stockholders’ equity (GAAP)	8.67%	11.96%	7.64%	12.57%	11.80%
Return on tangible stockholders’ equity (non-GAAP)	9.85%	14.05%	8.72%	14.93%	13.89%
Net interest margin - FTE basis:
Net interest income (GAAP)	$76,158	$73,410	$219,863	$221,362	$293,431
Taxable equivalent adjustment	1,132	1,286	3,606	3,816	5,086
Net interest income - FTE basis (non-GAAP)	$77,290	$74,696	$223,469	$225,178	$298,517
Average earning assets	$7,430,357	$6,947,500	$7,263,093	$6,891,380	$6,935,567
Net interest margin (GAAP)	4.10%	4.23%	4.04%	4.28%	4.23%
Net interest margin - FTE basis (non-GAAP)	4.16%	4.30%	4.10%	4.36%	4.29%
Tangible stockholders’ equity to tangible assets:
Total assets (GAAP)	$8,138,487	$7,756,875	$8,138,487	$7,756,875	$7,879,724
Less: Goodwill and other intangible assets
Goodwill	(93,483)	(93,483)	(93,483)	(93,483)	(93,483)
Other intangible assets	(8,866)	(11,813)	(8,866)	(11,813)	(10,984)
Tangible assets (non-GAAP)	$8,036,138	$7,651,579	$8,036,138	$7,651,579	$7,775,257
Tangible stockholders’ equity (non-GAAP) (see above)	$931,736	$738,423	$931,736	$738,423	$772,730
Stockholders' equity to total assets (GAAP)	12.71%	10.88%	12.71%	10.88%	11.13%
Tangible stockholders’ equity to tangible assets (non-GAAP)	11.59%	9.65%	11.59%	9.65%	9.94%

	For the three months ended September 30,		For the nine months ended September 30,		For the year ended December 31,
($ in thousands, except share and per share amounts)	2024	2023	2024	2023	2023
Tangible stockholders’ equity to tangible assets reflecting net unrealized losses on HTM securities, net of tax:
Tangible stockholders' equity (non-GAAP) (see above)	$931,736	$738,423	$931,736	$738,423	$772,730
Less: Net unrealized losses on HTM securities, net of tax	(2,852)	(5,001)	(2,852)	(5,001)	(3,629)
Tangible stockholders’ equity less net unrealized losses on HTM securities, net of tax (non-GAAP)	$928,884	$733,422	$928,884	$733,422	$769,101
Tangible assets (non-GAAP) (see above)	$8,036,138	$7,651,579	$8,036,138	$7,651,579	$7,775,257
Less: Net unrealized losses on HTM securities, net of tax	(2,852)	(5,001)	(2,852)	(5,001)	(3,629)
Tangible assets less net unrealized losses on HTM securities, net of tax (non-GAAP)	$8,033,286	$7,646,578	$8,033,286	$7,646,578	$7,771,628
Tangible stockholders’ equity to tangible assets (non-GAAP)	11.59%	9.65%	11.59%	9.65%	9.94%
Tangible stockholders’ equity to tangible assets reflecting net unrealized losses on HTM securities, net of tax (non-GAAP)	11.56%	9.59%	11.56%	9.59%	9.90%
Net income excluding merger costs:
Net income (GAAP)	$22,422	$25,232	$59,278	$79,519	$103,533
Add: Merger costs
Merger related expenses	1,633	—	5,168	—	—
Income tax effect on merger related expenses	(400)	—	(1,018)	—	—
Total merger costs	1,233	—	4,150	—	—
Net income excluding merger costs (non-GAAP)	$23,655	$25,232	$63,428	$79,519	$103,533
Return on average total assets excluding merger costs:
Return on average total assets (ROAA) (GAAP)	1.13%	1.34%	1.01%	1.42%	1.38%
Add: Impact of merger costs, net of tax	0.06%	—%	0.07%	—%	—%
ROAA excluding merger costs (non-GAAP)	1.19%	1.34%	1.08%	1.42%	1.38%
Return on average stockholders’ equity excluding merger costs:
Return on average stockholders' equity (ROAE) (GAAP)	8.79%	12.03%	8.02%	12.97%	12.50%
Add: Impact of merger costs, net of tax	0.48%	—%	0.56%	—%	—%
ROAE excluding merger costs (non-GAAP)	9.27%	12.03%	8.58%	12.97%	12.50%
Efficiency ratio excluding merger related expenses:
Efficiency ratio (GAAP)	65.83%	61.02%	66.10%	60.19%	59.81%
Less: Impact of merger related expenses	(1.67)%	—%	(1.80)%	—%	—%
Efficiency ratio excluding merger related expenses (non-GAAP)	64.16%	61.02%	64.30%	60.19%	59.81%
Diluted earnings per share excluding merger costs:
Diluted earnings per share (GAAP)	$0.79	$1.00	$2.12	$3.13	$4.08
Add: Impact of merger costs, net of tax	0.05	—	0.15	—	—
Diluted earnings per share excluding merger costs (non-GAAP)	$0.84	$1.00	$2.27	$3.13	$4.08

Segments
Banking
Three months ended September 30, 2024 and 2023
Income before income taxes decreased $4.1 million to $28.6 million for the third quarter of 2024, from $32.7 million for the same period in 2023. The period over period decrease was primarily due to a decrease in net interest income, increase in noninterest expense, partially offset by an increase in noninterest income. Net interest income decreased $1.1 million to $72.4 million for the third quarter of 2024, compared to $73.5 million for the same period in 2023, primarily due to continued intense competition for deposits amidst the elevated interest rate environment. Salary and employee benefits increased $2.8 million to $30.5 million for the third quarter of 2024, from $27.7 million for the same period in 2023, primarily due to increased headcount, including the hiring of C&I bankers. Other noninterest expenses increased $1.6 million to $11.3 million for the third quarter of 2024, from $9.7 million for the same period in 2023, primarily due to merger related expenses. Other noninterest income increased $1.4 million to $2.8 million for the third quarter of 2024, from $1.4 million for the same period in 2023, primarily due to an increase in the fair value of investments related to our deferred compensation plan. Identifiable assets for our Banking segment increased $126.1 million to $7.0 billion at September 30, 2024 from $6.8 billion at September 30, 2023. The growth in identifiable assets was primarily driven by organic growth in our loan portfolios.
Nine months ended September 30, 2024 and 2023
Income before income taxes decreased $31.7 million to $76.7 million for the nine months ended September 30, 2024, from $108.4 million for the same period in 2023. The period over period decrease was primarily due to a decrease in net interest income, an increase in provision for credit losses, and an increase in salary and employee benefits. Net interest income decreased $10.0 million to $210.6 million for the nine months ended September 30, 2024 compared to $220.6 million for the same period in 2023, primarily due to continued intense competition for deposits amidst the elevated interest rate environment and a mix shift to higher cost deposit products, including certificate of deposit and interest bearing demand accounts. Provision for credit losses increased $12.0 million to $24.4 million for the nine months ended September 30, 2024, compared to $12.4 million for the same period in 2023, primarily due to a $14.1 million provision for credit loss on a specific customer in our C&I loan portfolio. Salary and employee benefits increased $9.6 million to $91.3 million for the nine months ended September 30, 2024, compared to $81.7 million for the same period in 2023, primarily due to increased headcount, including the hiring of C&I bankers.
Mortgage Operations
Three months ended September 30, 2024 and 2023
Income before income taxes increased $1.5 million to $2.7 million for the third quarter of 2024, compared to $1.2 million for the same period in 2023. The period over period increase was primarily due to an increase in net interest income and increase in revenue from mortgage banking services, partially offset by an increase in provision for credit losses and increase in salary and employee benefits. Net interest income increased $3.8 million to $5.0 million for the third quarter of 2024, compared to $1.2 million for the same period in 2023, primarily due to higher average balance and higher average yield on residential real estate loans. Revenue from mortgage banking services increased $1.5 million to $9.4 million for the third quarter of 2024, compared to $7.9 million for the same period in 2023, primarily due to an increase in revenue related to net sale gains and fees from mortgage loan originations, including fair value changes in the held-for-sale portfolio and hedging activity. Provision (release) for credit losses increased $1.1 million to $(1.4) million for the third quarter of 2024, compared to $(2.4) million for the same period in 2023, primarily due to growth in our residential mortgage portfolio. Salary and employee benefits increased $2.5 million to $8.3 million for the third quarter of 2024, compared to $5.8 million for the same period in 2023, primarily due to higher levels of variable compensation associated with an increase in mortgage loan originations. Identifiable assets for our Mortgage Operations segment increased $176.8 million to $1.0 billion at September 30, 2024 from $0.9 billion at September 30, 2023. The growth in identifiable assets was primarily driven by organic growth in our residential mortgage portfolio.
Nine months ended September 30, 2024 and 2023
Income (loss) before income taxes increased $7.7 million to $7.5 million for the nine months ended September 30, 2024, compared to a loss of $0.2 million for the same period in 2023. The period over period increase was primarily due to an increase in net interest income and an increase in revenue from mortgage banking services, partially offset by an increase in salary and employee benefits. Net interest income increased $8.4 million to $13.0 million for the nine months ended

September 30, 2024, compared to $4.5 million for the same period in 2023, primarily due to higher average balance and higher average yield on residential real estate loans. Revenue from mortgage banking services increased $3.5 million to $31.2 million for the nine months ended September 30, 2024, compared to $27.6 million for the same period in 2023, primarily due to an increase in revenue related to net sale gains and fees from mortgage loan originations, including fair value changes in the held-for-sale portfolio and hedging activity. Salary and employee benefits increased $4.0 million to $23.9 million for the nine months ended September 30, 2024, compared to $19.9 million for the same period in 2023, primarily due to higher levels of variable compensation associated with an increase in mortgage loan originations.
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

Further, management periodically considers the need for qualitative adjustments to the ACL. Qualitative adjustments may be related to and include, but not limited to, factors such as the following: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions; (ii) organization specific risks such as credit concentrations, collateral specific risks, nature, and size of the portfolio and external factors that may ultimately impact credit quality, and (iii) other limitations associated with factors such as changes in underwriting and loan resolution strategies, among others. The qualitative factors applied on September 30, 2024, and the importance and levels of the qualitative factors applied, may change in future periods depending on the level of changes to items such as the uncertainty of economic conditions and management’s assessment of the level of credit risk within the loan portfolio as a result of such changes, compared to the amount of ACL calculated by the model. The evaluation of qualitative factors is inherently imprecise and requires significant management judgment.
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

Results of Operations
The following table sets forth components of our results of operations:

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
($ in thousands, except per share amounts)	2024	2023	2024	2023
Net interest income	$76,158	$73,410	$219,863	$221,362
Provision for credit losses	5,000	3,890	22,700	11,672
Noninterest income	22,075	18,650	68,157	61,871
Noninterest expense	64,664	56,176	190,367	170,485
Income before income taxes	28,569	31,994	74,953	101,076
Provision for income taxes	6,147	6,762	15,675	21,557
Net income	22,422	25,232	59,278	79,519

Diluted earnings per share	$0.79	$1.00	$2.12	$3.13
Return on average total assets	1.13%	1.34%	1.01%	1.42%
Return on average stockholders' equity	8.79%	12.03%	8.02%	12.97%
Net interest margin	4.10%	4.23%	4.04%	4.28%
Net interest margin - FTE basis (non-GAAP) (1)	4.16%	4.30%	4.10%	4.36%
Efficiency ratio	65.83%	61.02%	66.10%	60.19%
Noninterest income to total revenue (2)	22.47%	20.26%	23.66%	21.84%
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

Three months ended September 30, 2024 and 2023
Our net interest income was $76.2 million for the third quarter of 2024, an increase of $2.7 million, or 3.7%, compared to the same period in 2023. Interest income on loans increased by $8.9 million for the third quarter of 2024, compared to the same period in 2023. Interest income on investment securities increased by $0.5 million for the third quarter of 2024, compared to the same period in 2023. Interest income on interest-bearing cash and other assets increased by $2.7 million for the third quarter of 2024, compared to the same period in 2023. Interest expense from total interest-bearing liabilities increased by $9.4 million for the third quarter of 2024, compared to the same period in 2023.
Total average loans grew to $6.5 billion at September 30, 2024, an increase of $0.3 billion or 4.5%, compared to September 30, 2023, due to organic growth in our loan portfolio. Yield on loans increased 27 basis points for the third quarter of 2024, compared to the same period in 2023, primarily due to the elevated interest rate environment for the third quarter of 2024 as compared to the lower, yet rising interest rate environment for the third quarter of 2023, its impact on variable rate loans, and higher yields on new originations.
Average interest-bearing liabilities increased $0.4 billion, or 7.5%, for the third quarter of 2024, compared to the same period in 2023, primarily to support the growth in our loan portfolio. Average interest-bearing deposits increased $0.3 billion, or 7.0%, for the third quarter of 2024, compared to the same period in 2023. Average FHLB borrowings increased $0.1 billion, or 60.8%, for the third quarter of 2024, compared to the same period in 2023.
Our net interest margin was 4.10% for the third quarter of 2024, compared to 4.23% for the same period in 2023, a decrease of 13 basis points. We experienced a 25 basis point increase in yield from earning assets while our total cost of funds increased by 53 basis points, for the third quarter of 2024 as compared to the same period in 2023. In the third quarter of 2024, compared to the same period in 2023, we saw the level of increase in our total cost of funds exceed the level of increase in yield from earning assets primarily as a result of the continued intense competition for deposits amidst the elevated interest rate environment and mix shift to higher cost deposit products, including certificate of deposit and interest bearing demand accounts.

Nine months ended September 30, 2024 and 2023
Our net interest income was $219.9 million for the nine months ended September 30, 2024, a decrease of $1.5 million, or 0.7%, compared to the same period in 2023. Interest income on loans increased by $32.4 million for the nine months ended September 30, 2024, compared to the same period in 2023. Interest income on investment securities increased by $1.4 million for the nine months ended September 30, 2024, compared to the same period in 2023. Interest income on interest-bearing cash and other assets increased by $6.0 million for the nine months ended September 30, 2024, compared to the same period in 2023. Interest expense from total interest-bearing liabilities increased by $41.3 million for the nine months ended September 30, 2024, compared to the same period in 2023.
Total average loans grew to $6.4 billion at September 30, 2024, an increase of $0.2 billion, compared to September 30, 2023, primarily due to organic growth in our loan portfolios. Yield on loans increased 44 basis points for the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to the elevated interest rate environment for the nine months ended September 30, 2024 as compared to the lower, yet rising interest rate environment for the same period in 2023, its impact on variable rate loans, and higher yields on new originations.
Average interest-bearing liabilities increased $0.4 billion, or 7.6%, for the nine months ended September 30, 2024, compared to the same period in 2023. Average interest-bearing deposits increased $0.6 billion, or 13.6%, for the nine months ended September 30, 2024, compared to the same period in 2023. Average FHLB borrowings decreased $0.2 billion, or 62.5%, for the nine months ended September 30, 2024, compared to the same period in 2023.
Our net interest margin was 4.04% for the nine months ended September 30, 2024, compared to 4.28% for the same period in 2023, a decrease of 24 basis points. We experienced a 43 basis point increase in yield from earning assets and our total cost of funds increased by 91 basis points for the nine months ended September 30, 2024, compared to the same period in 2023. In the nine months ended September 30, 2024, we saw the level of increase in our total cost of funds exceed the level of increase in yield from earning assets primarily as a result of the continued intense competition for deposits amidst the elevated interest rate environment and mix shift to higher cost deposit products, including certificate of deposit and interest bearing demand accounts.

The following tables set forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods presented. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.
As of and for the three months ended September 30,:

	2024			2023
(In thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest Earning Assets
Loans (1)	6,460,484	108,441	6.71%	6,180,684	99,565	6.44%
Investment securities	527,241	4,769	3.62%	545,257	4,226	3.10%
Interest-bearing cash and other assets	442,632	5,722	5.17%	221,559	2,984	5.39%
Total earning assets	7,430,357	118,932	6.40%	6,947,500	106,775	6.15%
Other assets	534,740			557,988
Total assets	$7,965,097			$7,505,488

Interest-bearing liabilities
Demand and NOW deposits	$657,537	$6,167	3.75%	$466,837	$3,813	3.27%
Savings deposits	411,526	739	0.72%	439,172	680	0.62%
Money market deposits	2,140,552	12,053	2.25%	2,026,028	7,997	1.58%
Certificates of deposits	1,800,502	20,626	4.58%	1,748,515	18,406	4.21%
Total deposits	5,010,117	39,585	3.16%	4,680,552	30,896	2.64%
Repurchase agreements	13,528	44	1.29%	26,549	65	0.98%
Total deposits and repurchase agreements	5,023,645	39,629	3.16%	4,707,101	30,961	2.63%
FHLB borrowings	135,641	1,901	5.61%	84,332	1,139	5.40%
Other long-term borrowings	75,654	1,244	6.58%	78,680	1,265	6.44%
Total interest-bearing liabilities	5,234,940	42,774	3.27%	4,870,113	33,365	2.74%
Noninterest-bearing deposits	1,568,685			1,654,090
Other liabilities	141,206			142,027
Stockholders' equity	1,020,266			839,258
Total liabilities and stockholders' equity	$7,965,097			$7,505,488

Net interest income		$76,158			$73,410
Net interest spread		3.13%			3.41%
Net interest margin		4.10%			4.23%
Net interest margin - FTE basis (non-GAAP) (2)		4.16%			4.30%
(1) Includes loans held-for-investment, including nonaccrual loans, and loans held-for-sale.
(2) See section entitled “Non-GAAP Financial Measures and Reconciliations” for information regarding non-GAAP financial measures and a reconciliation to the most comparable GAAP equivalent

As of and for the nine months ended September 30,:

	2024			2023
(In thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest Earning Assets
Loans (1)	6,386,620	315,893	6.59%	6,144,057	283,486	6.15%
Investment securities	532,562	14,028	3.51%	559,855	12,617	3.00%
Interest-bearing cash and other assets	343,911	13,580	5.26%	187,468	7,607	5.41%
Total earning assets	7,263,093	343,501	6.31%	6,891,380	303,710	5.88%
Other assets	543,916			553,628
Total assets	$7,807,009			$7,445,008

Interest-bearing liabilities
Demand and NOW deposits	$609,632	$16,924	3.70%	$343,112	$7,171	2.79%
Savings deposits	415,687	2,179	0.70%	452,298	1,616	0.48%
Money market deposits	2,098,927	32,497	2.06%	2,142,301	18,939	1.18%
Certificates of deposits	1,812,839	62,859	4.62%	1,407,264	38,078	3.61%
Total deposits	4,937,085	114,459	3.09%	4,344,975	65,804	2.02%
Repurchase agreements	17,099	148	1.15%	29,953	163	0.73%
Total deposits and repurchase agreements	4,954,184	114,607	3.08%	4,374,928	65,967	2.01%
FHLB borrowings	125,799	5,297	5.61%	335,485	12,576	5.00%
Other long-term borrowings	75,522	3,734	6.59%	79,801	3,805	6.36%
Total interest-bearing liabilities	5,155,505	123,638	3.20%	4,790,214	82,348	2.29%
Noninterest-bearing deposits	1,529,793			1,705,392
Other liabilities	136,491			131,628
Stockholders’ equity	985,220			817,774
Total liabilities and stockholders’ equity	$7,807,009			$7,445,008

Net interest income		$219,863			$221,362
Net interest spread		3.11%			3.59%
Net interest margin		4.04%			4.28%
Net interest margin - FTE basis (non-GAAP) (2)		4.10%			4.36%
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

	For the three months ended September 30,
	2024 Versus 2023 Increase (Decrease) Due to:
(In thousands)	Rate	Volume	Total
Interest Earning Assets
Loans (1)	$4,271	$4,605	$8,876
Investment securities	677	(134)	543
Interest-bearing cash	(115)	2,853	2,738
Total earning assets	4,833	7,324	12,157
Interest-bearing liabilities
Demand and NOW deposits	627	1,727	2,354
Savings deposits	97	(38)	59
Money market deposits	3,581	475	4,056
Certificates of deposits	1,661	559	2,220
Total deposits	5,966	2,723	8,689
Repurchase agreements	40	(61)	(21)
Total deposits and repurchase agreements	6,006	2,662	8,668
FHLB borrowings	44	718	762
Other long-term borrowings	30	(51)	(21)
Total interest-bearing liabilities	6,080	3,329	9,409
Net interest income	$(1,247)	$3,995	$2,748
(1) Includes loans held-for-investment, including nonaccrual loans, and loans held-for-sale.

	For the nine months ended September 30,
	2024 Versus 2023 Increase (Decrease) Due to:
(In thousands)	Rate	Volume	Total
Interest Earning Assets
Loans (1)	$20,930	$11,477	$32,407
Investment securities	1,984	(573)	1,411
Interest-bearing cash	(199)	6,172	5,973
Total earning assets	22,715	17,076	39,791
Interest-bearing liabilities
Demand and NOW deposits	2,897	6,856	9,753
Savings deposits	681	(118)	563
Money market deposits	13,933	(375)	13,558
Certificates of deposits	12,244	12,537	24,781
Total deposits	29,755	18,900	48,655
Repurchase agreements	(55)	40	(15)
Total deposits and repurchase agreements	29,700	18,940	48,640
FHLB borrowings	1,787	(9,066)	(7,279)
Other long-term borrowings	157	(228)	(71)
Total interest-bearing liabilities	31,644	9,646	41,290
Net interest income	$(8,929)	$7,430	$(1,499)
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
We had a provision for credit losses of $5.0 million for the third quarter of 2024, compared to $3.9 million for the same period in 2023, primarily due to loan growth and deterioration on a specific customer relationship in our loan portfolio.
We had a provision for credit losses of $22.7 million for the nine months ended September 30, 2024, compared to $11.7 million for the same period in 2023. The increase in the provision for credit losses for the nine months ended September 30, 2024 was primarily due to a $14.1 million provision for credit loss on a specific customer in our C&I loan portfolio in the first quarter of 2024.
Noninterest Income
The following table presents noninterest income:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2024	2023	2024	2023
Service charges on deposit accounts	$6,240	$5,475	$17,954	$15,848
Credit and debit card fees	2,806	2,996	8,616	9,034
Trust and investment advisory fees	1,395	1,398	4,351	4,337
Income from mortgage banking services, net	8,838	7,413	29,383	26,501
Other	2,796	1,368	7,853	6,151
Total noninterest income	$22,075	$18,650	$68,157	$61,871
Three months ended September 30, 2024 and 2023
Our noninterest income increased $3.4 million to $22.1 million for the third quarter of 2024 from $18.7 million for the same period in 2023.
Service charges on deposit accounts includes overdraft and non-sufficient funds charges, treasury management services provided to our business customers, and other maintenance fees on deposit accounts. For the third quarter of 2024, service charges on deposit accounts increased $0.8 million, compared to the same period in 2023, primarily due to increased treasury management service fee income.
Credit and debit card fees represent interchange income from credit and debit card activity and referral fees earned from processing fees on card transactions by our business customers. Credit and debit card fees decreased $0.2 million for the third quarter of 2024 compared to the same period in 2023, as card transaction volumes decreased slightly.
Trust and investment advisory fees represent fees we receive in connection with our investment advisory and custodial management services of investment accounts. Trust and investment advisory fees were largely unchanged for the third quarter of 2024 as compared to the same period in 2023.

The components of income from mortgage banking services were as follows:

	For the three months ended September 30,
(In thousands)	2024	2023
Net sale gains and fees from mortgage loan originations, including loans held-for-sale changes in fair value and hedging	$4,669	$3,689
Mortgage servicing income	4,321	3,954
MSR capitalization and changes in fair value, net of derivative activity	(152)	(230)
Income from mortgage banking services, net	$8,838	$7,413
For the third quarter of 2024, income from mortgage banking services increased $1.4 million, compared to the same period in 2023. Total loan originations for sale were $305.2 million for the third quarter of 2024, an increase of $105.1 million from $200.1 million for the same period in 2023. Despite slightly declining margins, the increase in loan originations sold resulted in the increase in revenue related to net sale gains and fees from loan originations, including fair value changes in the held-for-sale portfolio and hedging activity. We retain servicing rights on the majority of mortgage loans that we sell, which drove the increase in servicing income of $0.4 million to $4.3 million for the third quarter of 2024, from $4.0 million for the same period in 2023. MSR capitalization and changes in fair value, net of derivative activity, increased $0.1 million in the third quarter of 2024, compared to the same period in 2023. The increase in revenue related to our MSRs was primarily the result of changes in market interest rates and our corresponding hedging positions. We recognize fair value adjustments to our MSR asset, which includes changes in assumptions to the valuation model and pay-offs and pay-downs of the MSR portfolio. We also maintain a hedging strategy to manage a portion of the risk associated with changes in the fair value of our MSR portfolio. Changes in fair value of the derivative instruments used to economically hedge the MSRs are also included as a component of income from mortgage banking services. Due to a number of factors and until we see a change in these factors, including elevated interest rates, low inventory in the housing market and lower refinance volumes, for the immediate future, we do not expect revenue from mortgage banking activities to return to levels seen in prior years which will reduce the amount of income from mortgage banking services, net, recorded in future periods in comparison to prior year periods.
The following table shows the hypothetical effect on the fair value of our MSRs when applying certain unfavorable variations of key assumptions to these assets as of September 30, 2024.

(In thousands)	10%	20%
Discount rate	$(3,017)	$(5,900)
Total prepayment speeds	(2,564)	(5,013)
Cost of servicing each loan	(883)	(1,785)
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
Other noninterest income increased $1.4 million for the third quarter of 2024 compared to the same period in 2023, primarily due to an increase in the fair value of investments related to our deferred compensation plan and a write-down of an other real estate owned property in the third quarter of 2023.
Nine months ended September 30, 2024 and 2023
Our noninterest income increased $6.3 million to $68.2 million for the nine months ended September 30, 2024 from $61.9 million for the same period in 2023.
For the nine months ended September 30, 2024, service charges on deposit accounts increased $2.1 million, compared to the same period in 2023, primarily due to increased treasury management service fee income.

Credit and debit card fees decreased $0.4 million for the nine months ended September 30, 2024 compared to the same period in 2023, as card transaction volumes decreased slightly.
Trust and investment advisory fees were largely unchanged for the nine months ended September 30, 2024 as compared to the same period in 2023.
The components of income from mortgage banking services were as follows:

	For the nine months ended September 30,
(In thousands)	2024	2023
Net sale gains and fees from mortgage loan originations, including loans held-for-sale changes in fair value and hedging	$14,905	$11,446
Mortgage servicing income	12,580	11,614
MSR capitalization and changes in fair value, net of derivative activity	1,898	3,441
Income from mortgage banking services, net	$29,383	$26,501
For the nine months ended September 30, 2024, income from mortgage banking services increased $2.9 million, compared to the same period in 2023. Total loan originations for sale were $797.6 million for the nine months ended September 30, 2024, an increase of $163.6 million from $634.0 million for the same period in 2023. The increase in loan originations sold and higher margins, resulted in the increase in revenue related to net sale gains and fees from loan originations, including fair value changes in the held-for-sale portfolio and hedging activity. We retain servicing rights on the majority of mortgage loans that we sell, which drove the increase in servicing income of $1.0 million to $12.6 million for the nine months ended September 30, 2024, from $11.6 million for the nine months ended September 30, 2023. MSR capitalization and changes in fair value, net of derivative activity, decreased $1.5 million in the nine months ended September 30, 2024, compared to the same period in 2023. The decrease in revenue related to our MSRs was primarily the result of changes in market interest rates and our corresponding hedging positions.
Other noninterest income increased $1.7 million for the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to an increase in the fair value of investments related to our deferred compensation plan and an increase in income from BOLI.
Noninterest Expense
The following table presents noninterest expense:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2024	2023	2024	2023
Salary and employee benefits	$39,306	$33,968	$116,487	$103,073
Occupancy and equipment	9,121	8,487	26,417	24,977
Amortization of intangible assets	651	899	2,118	3,993
Merger-related expenses	1,633	—	5,168	—
Other	13,953	12,822	40,177	38,442
Total noninterest expenses	$64,664	$56,176	$190,367	$170,485
Three months ended September 30, 2024 and 2023
Our noninterest expenses increased $8.5 million to $64.7 million for the third quarter of 2024, from $56.2 million for the same period in 2023.
Salary and employee benefits increased $5.3 million to $39.3 million for the third quarter of 2024, from $34.0 million for the same period in 2023, primarily due to increased headcount, including the hiring of C&I bankers, and higher variable compensation due to an increase in mortgage loan originations.
Noninterest expense for the third quarter of 2024 included $1.6 million in merger related expenses. There were no merger related expenses for the same period in 2023.

Nine months ended September 30, 2024 and 2023
Our noninterest expenses increased $19.9 million to $190.4 million for the nine months ended September 30, 2024, from $170.5 million for the same period in 2023.
Salary and employee benefits increased $13.4 million to $116.5 million for the nine months ended September 30, 2024, from $103.1 million for the same period in 2023, primarily due to increased headcount, including the hiring of C&I bankers, and higher variable compensation due to an increase in mortgage loan originations.
Amortization of intangible assets decreased $1.9 million to $2.1 million for the nine months ended September 30, 2024, from $4.0 million for the same period in 2023, primarily due to accelerated amortization in the second quarter of 2023 of our core deposit intangible asset recognized in conjunction with a prior acquisition.
Merger related expenses for the nine months ended September 30, 2024 were $5.2 million. There were no merger related expenses during the same period in 2023.
Income Taxes
Three months ended September 30, 2024 and 2023
We had income tax expense for the third quarter of 2024 of $6.1 million, compared to income tax expense of $6.8 million for the same period in 2023. The decrease in income tax expense was due to a decline in income during the third quarter of 2024, compared to the same period in 2023. Our effective tax rate was 21.5% for the third quarter of 2024, compared to 21.1% for the same period in 2023.
Nine months ended September 30, 2024 and 2023
We had income tax expense for the nine months ended September 30, 2024 of $15.7 million, compared to $21.6 million for the same period in 2023. The decrease in income tax expense was primarily due to a decline in income during the period ended September 30, 2024, compared to the same period in 2023. Our effective tax rate was 20.9% for the nine months ended September 30, 2024, compared to 21.3% for the same period in 2023.
Financial Condition
Balance Sheet
Our total assets were $8.1 billion and $7.9 billion, total liabilities were $7.1 billion and $7.0 billion, and total stockholders’ equity was $1.0 billion and $0.9 billion at September 30, 2024 and December 31, 2023, respectively.
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
Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no trading securities in our investment portfolio as of September 30, 2024 and December 31, 2023. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest.
Our securities available-for-sale decreased by $19.9 million to $496.8 million at September 30, 2024, compared to December 31, 2023. The decrease was primarily due to amortization of the portfolio. During the period ended September 30, 2024, the securities held-to-maturity decreased $1.1 million to $35.9 million.

The following table is a summary of our investment portfolio as of:

	September 30, 2024		December 31, 2023
(In thousands)	Carrying Amount	% of Portfolio	Carrying Amount	% of Portfolio
Available-for-sale:
U.S. treasury	$40,648	8.2%	$54,234	10.5%
U.S. agency	1,034	0.1%	1,839	0.4%
Obligations of states and political subdivisions	27,154	5.5%	25,970	5.0%
Mortgage backed - residential	99,733	20.1%	106,433	20.6%
Collateralized mortgage obligations	172,681	34.8%	181,533	35.1%
Mortgage backed - commercial	139,419	28.1%	131,192	25.4%
Other debt	16,142	3.2%	15,556	3.0%
Total available-for-sale	$496,811	100.0%	$516,757	100.0%
Held-to-maturity:
Obligations of states and political subdivisions	$25,670	71.5%	$25,542	69.1%
Mortgage backed - residential	6,874	19.2%	7,548	20.4%
Collateralized mortgage obligations	3,341	9.3%	3,893	10.5%
Total held-to-maturity	$35,885	100.0%	$36,983	100.0%
The following table shows the weighted average yield to average life, which considers expected prepayments, of each category of investment securities as of September 30, 2024:

(In thousands)	One year or less		One to five years		Five to ten years		After ten years
	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield
Available-for-sale:
U.S. treasury	$8,145	1.29%	$32,503	1.28%	$—	—%	$—	—%
U.S. agency	—	—%	517	6.81%	517	6.54%	—	—%
Obligations of states and political subdivisions	—	—%	—	—%	17,638	2.95%	9,516	2.90%
Mortgage backed - residential	2,000	1.52%	29,457	2.83%	40,602	1.98%	27,674	2.33%
Collateralized mortgage obligations	1,505	2.66%	34,332	3.45%	135,949	3.53%	895	2.83%
Mortgage backed - commercial	5,313	2.91%	66,911	3.58%	67,195	2.82%	—	—%
Other debt	—	—%	4,038	3.71%	10,194	2.52%	1,910	3.75%
Total available-for-sale	$16,963	1.95%	$167,758	2.99%	$272,095	3.05%	$39,995	2.55%
Held-to-maturity:
Obligations of states and political subdivisions	$—	—%	$1,005	2.06%	$—	—%	$24,665	3.52%
Mortgage backed - residential	14	5.06%	3,988	2.52%	19	6.01%	2,853	3.24%
Collateralized mortgage obligations	171	2.43%	3,170	2.76%	—	—%	—	—%
Total held-to-maturity	$185	2.63%	$8,163	2.56%	$19	6.01%	$27,518	3.49%

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
Total loans held-for-investment, net of deferred fees, costs, premiums and discounts were $6.4 billion at September 30, 2024 and $6.3 billion at December 31, 2023.
The following table sets forth the composition of our loan portfolio, as of:

	September 30, 2024		December 31, 2023
(In thousands)	Amount	% of total loans	Amount	% of total loans
Commercial and industrial	$2,527,636	39.2%	$2,467,688	39.4%
Commercial real estate:
Non-owner occupied	821,670	12.8%	812,235	13.0%
Owner occupied	700,325	10.9%	635,365	10.2%
Construction and land	333,457	5.2%	345,430	5.5%
Multifamily	95,125	1.5%	103,066	1.6%
Total commercial real estate	1,950,577	30.4%	1,896,096	30.3%
Residential real estate	1,172,459	18.2%	1,110,610	17.7%
Public finance	536,776	8.3%	602,913	9.6%
Consumer	45,267	0.7%	36,371	0.6%
Other	211,041	3.2%	153,418	2.4%
Total loans	$6,443,756	100.0%	$6,267,096	100.0%
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
Commercial real estate (“CRE”) loans include owner occupied and non-owner occupied commercial real estate mortgage loans to operating commercial and agricultural businesses, and include both loans for long-term financing of land and buildings and loans made for the initial development or construction of a commercial real estate project. Non-owner occupied CRE loans were 74.5% of the Company’s risk-based capital, or 12.8% of total loans as of September 30, 2024. Non-owner occupied CRE loans associated with office space were $103.4 million, or 1.6% of total loans as of September 30, 2024. Owner occupied CRE loans associated with office space were $185.4 million, or 2.9% of total loans as of September 30, 2024.
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

Maturities and Sensitivity of Loans to Changes in Interest Rates
The information in the following tables is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following tables summarize the loan maturity distribution by type and related interest rate characteristics as of September 30, 2024:

(In thousands)	One year or less	After one through five years	After five through 15 years	After 15 years	Total
Commercial and industrial	$472,926	$1,742,163	$287,132	$25,415	$2,527,636
Commercial real estate	373,100	1,101,099	420,619	55,759	1,950,577
Residential real estate	115,344	34,727	63,492	958,896	1,172,459
Public finance	27,632	147,760	243,897	117,487	536,776
Consumer	15,017	13,729	16,308	213	45,267
Other	78,693	110,523	18,215	3,610	211,041
Total loans	$1,082,712	$3,150,001	$1,049,663	$1,161,380	$6,443,756

(In thousands)	One year or less	After one through five years	After five through 15 years	After 15 years	Total	Total Loans Maturing After 1 Year
Loans maturing with:
Fixed interest rates
Commercial and industrial	$25,421	$267,569	$188,858	$535	$482,383	$456,962
Commercial real estate	184,872	590,407	71,335	1,284	847,898	663,026
Residential real estate	86,675	22,426	46,120	312,333	467,554	380,879
Public finance	25,797	147,760	240,564	117,487	531,608	505,811
Consumer	11,443	9,623	16,225	—	37,291	25,848
Other	11,295	26,176	17,559	3,610	58,640	47,345
Total fixed interest rate loans	$345,503	$1,063,961	$580,661	$435,249	$2,425,374	$2,079,871
Floating or adjustable interest rates
Commercial and industrial	$447,505	$1,474,594	$98,274	$24,880	$2,045,253	$1,597,748
Commercial real estate	188,228	510,692	349,284	54,475	1,102,679	914,451
Residential real estate	28,669	12,301	17,372	646,563	704,905	676,236
Public finance	1,835	—	3,333	—	5,168	3,333
Consumer	3,574	4,106	83	213	7,976	4,402
Other	67,398	84,347	656	—	152,401	85,003
Total floating or adjustable interest rate loans	$737,209	$2,086,040	$469,002	$726,131	$4,018,382	$3,281,173
Total loans	$1,082,712	$3,150,001	$1,049,663	$1,161,380	$6,443,756	$5,361,044
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

The following table presents, by loan type, the changes in the allowance for credit losses:

	For the three months ended September 30,		For the nine months ended September 30,		For the year ended December 31,
(In thousands)	2024	2023	2024	2023	2023
Balance, beginning of period	$78,960	$77,362	$80,398	$65,917	$65,917
Impact of adopting ASC 326	—	—	—	5,256	5,256
Adjusted beginning balance	78,960	77,362	80,398	71,173	71,173
Loan charge-offs:
Commercial and industrial	(1,116)	(2,963)	(20,743)	(3,751)	(9,242)
Commercial real estate	(474)	—	(474)	—	(83)
Residential real estate	—	—	(38)	—	(13)
Public finance	—	—	—	—	—
Consumer	(52)	(136)	(353)	(268)	(334)
Other	—	—	—	—	—
Total loan charge-offs	(1,642)	(3,099)	(21,608)	(4,019)	(9,672)
Recoveries of loans previously charged-off:
Commercial and industrial	206	155	667	249	1,118
Commercial real estate	4	9	9	12	12
Residential real estate	—	627	8	648	682
Public finance	—	—	—	—	—
Consumer	31	12	85	43	50
Other	—	—	—	—	—
Total loan recoveries	241	803	769	952	1,862
Net (charge-offs) recoveries	(1,401)	(2,296)	(20,839)	(3,067)	(7,810)
Provision for credit losses (1)	5,600	3,600	23,600	10,560	17,035
Balance, end of period	$83,159	$78,666	$83,159	$78,666	$80,398
Allowance for credit losses to total loans	1.29%	1.27%	1.29%	1.27%	1.28%
Ratio of net charge-offs to average loans outstanding	0.09%	0.15%	0.44%	0.07%	0.13%
(1) For the three months ended September 30, 2024 and 2023 we recorded a provision for credit losses on unfunded commitments of $(600) and $290, respectively. For the nine months ended September 30, 2024 and 2023 we recorded a provision for credit losses on unfunded commitments of $(900) and $1,112, respectively. For further information, see Note 3 - Loans.

The following table presents net charge-offs (recoveries) to average loans outstanding by loan category:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2024	2023	2024	2023
Commercial and industrial	0.13%	0.42%	0.96%	0.17%
Commercial real estate	0.11%	—%	0.04%	—%
Residential real estate	—%	(0.27)%	—%	(0.09)%
Consumer	0.20%	1.23%	0.88%	0.73%

Allocation of Allowance for Credit Losses
The following table presents the allocation of the allowance for credit losses by category and the percentage of loans by category to total loans as of:

	September 30, 2024		December 31, 2023
(In thousands)	Allowance Amount	% of loans in each category to total loans	Allowance Amount	% of loans in each category to total loans
Commercial and industrial	$33,499	39.2%	$29,523	39.4%
Commercial real estate	28,897	30.3%	27,546	30.3%
Residential real estate	14,613	18.2%	16,345	17.7%
Public finance	4,258	8.3%	5,337	9.6%
Consumer	762	0.7%	717	0.6%
Other	1,130	3.3%	930	2.4%
Total	$83,159	100.0%	$80,398	100.0%
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
The following table sets forth our nonperforming assets as of:

(In thousands)	September 30, 2024	December 31, 2023
Nonaccrual loans:
Commercial and industrial	$24,979	$8,004
Commercial real estate	10,072	4,063
Residential real estate	21,095	22,413
Public finance	7,226	—
Consumer	45	10
Other	2,391	2,837
Total nonaccrual loans	65,808	37,327
Accrual loans greater than 90 days past due	16	25,816
Total nonperforming loans (1)	65,824	63,143
Other real estate owned and foreclosed assets, net	4,478	4,100
Total nonperforming assets	$70,302	$67,243
Nonaccrual loans to total loans	1.02%	0.60%
Nonperforming loans to total loans (1)	1.02%	1.01%
Nonperforming assets to total assets (1)	0.86%	0.85%
Allowance for credit losses to nonaccrual loans	126.37%	215.39%
(1) Nonperforming loans include nonaccrual loans and accrual loans greater than 90 days past due.

Deposits
Deposits represent our primary source of funds. Total deposits increased by $0.3 billion to $6.6 billion at September 30, 2024, compared to December 31, 2023.
We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. The following table presents our deposits by customer type as of:

($ in thousands)	September 30, 2024	December 31, 2023
Consumer
Noninterest bearing deposit accounts	$397,880	$360,168
Interest-bearing deposit accounts:
Demand and NOW deposits	61,929	36,162
Savings deposits	331,811	343,291
Money market deposits	1,333,486	1,196,645
Certificates of deposits	1,247,348	1,437,537
Total interest-bearing deposit accounts	2,974,574	3,013,635
Total consumer deposits	$3,372,454	$3,373,803
Business
Noninterest bearing deposit accounts	$1,156,882	$1,170,338
Interest-bearing deposit accounts:
Demand and NOW deposits	624,952	555,197
Savings deposits	77,744	80,802
Money market deposits	865,767	825,811
Certificates of deposits	62,187	87,407
Total interest-bearing deposit accounts	1,630,650	1,549,217
Total business deposits	$2,787,532	$2,719,555
Wholesale deposits (1)	$489,894	$280,745
Total deposits	$6,649,880	$6,374,103
(1) Wholesale deposits primarily consist of brokered deposits included in our consolidated balance sheets within certificate of deposits.
The following table sets forth the average balance amounts and the average rates paid on deposits held by us:

	For the three months ended September 30,				For the nine months ended September 30,
	2024		2023		2024		2023
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand deposit accounts	$1,568,685	—%	$1,654,090	—%	$1,529,793	—%	$1,705,392	—%
Interest-bearing deposit accounts:
Interest-bearing demand accounts	615,707	3.90%	428,471	3.47%	568,042	3.87%	300,674	3.08%
Savings accounts and money market accounts	2,552,078	2.00%	2,465,200	1.41%	2,514,614	1.84%	2,594,599	1.06%
NOW accounts	41,830	1.50%	38,366	1.08%	41,590	1.40%	42,438	0.76%
Certificate of deposit accounts	1,800,502	4.58%	1,748,515	4.21%	1,812,839	4.62%	1,407,264	3.61%
Total interest-bearing deposit accounts	5,010,117	3.16%	4,680,552	2.64%	4,937,085	3.09%	4,344,975	2.02%
Total deposits	$6,578,802	2.41%	$6,334,642	1.95%	$6,466,878	2.36%	$6,050,367	1.45%
As of September 30, 2024 and December 31, 2023, approximately $2.2 billion or 32.7% and $2.0 billion or 31.2%, respectively, of our deposit portfolio was uninsured. As of September 30, 2024 and December 31, 2023, approximately $1.8 billion or 26.8% and $1.6 billion or 25.1%, respectively, of our deposit portfolio was uninsured and uncollateralized. The uninsured and uninsured and uncollateralized amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.
We actively participate in the IntraFi Cash Service (“ICS”) / Certificate of Deposit Account Registry Service (“CDARS”) program which provides FDIC insurance coverage for clients that maintain larger deposit balances. Deposits in the ICS /

CDARS program totaled $0.7 billion, or 10.5% of all deposits as of September 30, 2024, and $0.6 billion, or 9.2% of all deposits as of December 31, 2023.
The following table sets forth the portion of the Bank's time deposits, by account, that are in excess of the FDIC insurance limit, by remaining time until maturity, as of September 30,:

(In thousands)	2024
Three months or less	$100,191
Over three months through six months	55,489
Over six through twelve months	101,333
Over twelve months through three years	7,038
Over three years	1,232
Total	$265,283
Liquidity
Liquidity refers to our ability to maintain cash flow that is adequate to fund operations, support asset growth, maintain reserve requirements and meet present and future obligations of deposit withdrawals, lending obligations and other contractual obligations.
FirstSun (Parent Company)
FirstSun has routine funding requirements consisting primarily of operating expenses, debt service, and funds used for acquisitions. FirstSun can obtain funding to meet its obligations from dividends collected from its subsidiaries, primarily the Bank, and through the issuance of varying forms of debt. At September 30, 2024, FirstSun had available cash and cash equivalents of $110.6 million and debt outstanding of $78.9 million. Management believes FirstSun has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The Bank may declare dividends without prior regulatory approval that do not exceed the total of retained net income for the current year combined with its retained net income for the preceding two years, subject to maintenance of minimum capital requirements. Prior regulatory approval to pay dividends was not required in 2023 and is not currently required. At September 30, 2024, the Bank could pay dividends to FirstSun of approximately $207.8 million without prior regulatory approval. During the nine months ended September 30, 2024, the Bank did not pay dividends to FirstSun. If the HomeStreet merger is completed and/or Sunflower Bank converts to a Texas state chartered bank including membership with the Federal Reserve, regulations applicable to dividends, including the amount of dividends available to be paid by the Bank without prior regulatory approval, will change.
Bank
As more fully discussed in our 2023 Annual Report, we regularly monitor our liquidity position and make adjustments to the balance between sources and uses of funds as we deem appropriate. At September 30, 2024, our liquid assets, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $564.2 million, or 6.9% of total assets, compared to $473.0 million, or 6.0% of total assets, at December 31, 2023. The increase in our liquid assets was primarily due to an increase in cash held at the Federal Reserve. At September 30, 2024, approximately 81% of the investment securities portfolio was pledged as collateral to secure public deposits and repurchase agreements. Our unencumbered available-for-sale securities at September 30, 2024 were $89.2 million, or 1.1% of total assets, compared to $81.5 million, or 1.0% of total assets, at December 31, 2023.

The liability portion of our balance sheet serves as a primary source of liquidity. We plan to meet our future cash needs primarily through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At September 30, 2024, loans as a percentage of customer deposits were 96.9%, compared with 98.3% at December 31, 2023. For additional information related to our deposits, see Deposits section above. We are also a member of the FHLB and FRB, from which we can borrow for leverage or liquidity purposes. The FHLB and FRB requires that securities and qualifying loans be pledged to secure any advances. Liquidity sources available to us for immediate funding at September 30, 2024, are as follows:

FHLB borrowings available	$1,358,914
Fed Funds lines	2,073,832
Unused lines with other financial institutions	160,000
Immediate funding availability	$3,592,746
Management believes the Bank has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Capital
Stockholders’ equity at September 30, 2024 was $1,034.1 million, compared to $877.2 million at December 31, 2023, an increase of $156.9 million, or 17.9%. As previously announced, concurrent with the entry into the merger agreement with HomeStreet on January 16, 2024, we entered into an upfront securities purchase agreement with certain funds managed by Wellington Management Company, LLP, pursuant to which we issued 2.46 million shares of our common stock in a private placement for $80.0 million that closed on January 17, 2024.
We did not pay a dividend to our common shareholders for the three or nine months ended September 30, 2024 and 2023.
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
The following table summarizes our material contractual obligations as of September 30, 2024. Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.

(In thousands)	Note Reference	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Deposits:
Deposits without a stated maturity	6	$4,850,451	$4,850,451	$—	$—	$—
Certificates of deposit	6	1,799,429	1,714,717	76,550	5,698	2,464
Securities sold under agreements to repurchase	7	10,913	10,913	—	—	—
Short-term debt:
FHLB term advances	8	215,000	215,000	—	—	—
Long-term debt:
Subordinated debt	8	78,919	—	—	—	78,919
Operating leases	16	27,184	13,186	7,077	6,805	116
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

	% Change in Net Interest Income As of September 30,		% Change in Economic Value of Equity As of September 30,
Changes in Interest Rate (Basis Points)	2024	2023	2024	2023

+300	4.5%	6.8%	(7.9)%	(12.7)%
+200	2.9%	4.5%	(4.9)%	(8.6)%
+100	1.2%	2.2%	(2.2)%	(4.5)%
Base	—%	—%	—%	—%
-100	1.2%	—%	2.0%	3.6%
-200	1.2%	(0.8)%	1.8%	6.2%
-300	(0.3)%	(4.6)%	(0.8)%	7.3%

Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934) as of September 30, 2024. Based on that evaluation, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
b.Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the three months ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTSUN CAPITAL BANCORP
(Registrant)
/s/ Neal E. Arnold

Date:	November 8, 2024
Neal E. Arnold
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Robert A. Cafera, Jr.

Date:	November 8, 2024
Robert A. Cafera, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)