Form 10-K
period 2024-12-31
FIRSTSUN CAPITAL BANCORP
filed 2025-03-07
CIK 1709442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $367.3 million.
As of March 6, 2025, there were approximately 27,753,918 shares of the registrant’s common stock, $0.0001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement (the “2025 Proxy Statement”) for the 2025 Annual Meeting of Shareholders to be held on May 7, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•risks with respect to our ability to identify and complete future mergers or acquisitions, as well as our ability to successfully expand and integrate those businesses and operations that we acquire;
•additional regulatory burdens that may be imposed upon us if our assets become in excess of $10 billion;
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
•Changes in economic and market conditions may negatively affect our trust and wealth management business.
Risks Associated with Monetary Events
•Our business and results of operations may be adversely impacted by monetary policies and regulations of the Federal Reserve.
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
Interest Rate Risks
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
•Our mortgage revenue generally decreases in rising or high-interest rate conditions.
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
•Adverse developments in the financial services industry, including bank failures, may impact liquidity and investor confidence.
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
•Mergers and acquisitions may be delayed or not approved due to regulatory matters.
•If we expand our business we could have assets greater than $10 billion, which will result in additional regulations, increased supervision by bank regulators and increased costs.
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
•We face risk related to future legislation and potential changes in federal regulatory agency leadership, policies, and priorities.
•Our preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make significant assumptions, estimates and judgements that affect our financial statements and which, if incorrect, could adversely affect our financial results.
•Changes in tax laws, regulations and interpretations or challenges to our income tax provision may adversely affect us.
•Our internal controls and procedures may fail or be circumvented.
Risks Related to Our Common Stock and Market Risk
•The trading volume of our common stock may not provide sufficient liquidity for investors.
•Stock price volatility could be influenced by market conditions, earnings performance, and regulatory changes.
•Our large stockholders could exercise significant influence over us, and their interests in us may be different than yours.
•Some provisions of our organizational documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others.
•Our future ability to pay dividends is subject to restrictions.
•An investment in our stock is not an insured deposit and is subject to risk of loss.
•We are an emerging growth company with reduced reporting requirements.
•We may issue additional shares in the future.
•Sales by our larger stockholders of substantial amounts of our common stock could depress the market price of our common stock.
Climate Risks
•Natural disasters and weather-related events exacerbated by climate change could have a negative impact on our results of operations and financial condition.

Part I
Item 1. Business
In this report, unless the context suggests otherwise, references to “we,” “us,” and “our” mean the combined business of FirstSun Capital Bancorp (“FirstSun” or the “Company”) and its wholly-owned subsidiaries, including Sunflower Bank, National Association (“Sunflower Bank” or the “Bank”), Logia Portfolio Management, LLC, and FEIF Capital Partners, LLC.
Overview
We are a financial holding company headquartered in Denver, Colorado, providing a full spectrum of deposit, lending, treasury management, wealth management and online banking products and services. We provide those services through our two primary operating wholly-owned subsidiaries—Sunflower Bank, a national banking association headquartered in Dallas, Texas, that operates as Sunflower Bank, N.A., First National 1870 and Logia Portfolio Management, LLC, a registered investment advisor organized under the laws of the State of Kansas that provides discretionary investment management to retail and institutional accounts. FirstSun has a third wholly-owned subsidiary, FEIF Capital Partners, LLC, a Delaware limited liability company, which is planned to serve as the investment manager of a prospective income fund.
Sunflower Bank was founded in 1892 and offers a full range of specialized financial services to business customers as well as relationship-focused services to meet personal, business and wealth management financial objectives for its customers throughout Texas, Kansas, Colorado, New Mexico, Arizona, California and Washington and a mortgage lending platform with capabilities in 43 states. Our product line includes commercial and industrial loans and commercial real estate loans, residential mortgage and other consumer loans, a variety of commercial, consumer and private banking deposit products, including noninterest-bearing accounts, interest-bearing demand products, savings accounts, money market accounts and certificates of deposit and treasury management products and services. Additionally, Sunflower Bank provides treasury management products and services and offers wealth management and trust products including private banking, personal trust and agency accounts, employee benefit and retirement related trust and agency accounts, investment management and advisory agency accounts, and foundation and endowment trust and agency accounts.
As of December 31, 2024, we had consolidated total assets of $8.1 billion, total net loans of $6.3 billion, total deposits of $6.7 billion and total stockholders’ equity of $1.0 billion.
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
On June 19, 2017, we completed our merger with the SGB parties. Under the merger agreement for the SGB mergers, FirstSun also acquired Guardian Mortgage Company, Inc., which we refer to as “Guardian,” a former subsidiary of Strategic. Guardian was merged with and into Sunflower Bank. With the SGB mergers, we acquired two branches in El Paso, Texas and 21 branches in New Mexico and Colorado, as well as residential mortgage loan origination and servicing activities in 13 states. We also relocated our headquarters from Salina, Kansas to Denver, Colorado.
On April 1, 2022, FirstSun completed its merger with Pioneer Bancshares, Inc. (“Pioneer”). Pioneer’s wholly-owned subsidiary, Pioneer Bank, SSB, a Texas state savings bank, was merged with and into the Bank, with the Bank continuing as the surviving bank. With the merger, we acquired 19 branches in Texas.

In November 2023, the Bank relocated its main office from Denver, Colorado, to Dallas, Texas.
In December 2024, we made the decision to rebrand our mortgage division and cease operating under the Guardian tradename. When the rebranding is complete, our mortgage division will be Sunflower Bank Mortgage Lending.
Our Market Areas
We currently operate our principal executive office at 1400 16th Street, Suite 250, Denver, Colorado 80202, with Sunflower Bank’s main office at 8117 Preston Road, Suite 220, Dallas, Texas 75225. We have a model of delivering relationship-driven banking services with local decision-making to communities throughout Texas, Kansas, Colorado, New Mexico, Arizona, California and Washington. The bank’s national lines of business include specialty commercial services and a mortgage lending platform with capabilities in 43 states.
Our Business Strategy
Our goal is to build a premier regional bank serving our key markets, primarily through our organic growth strategy of investing in people, technology and infrastructure to create a top-tier banking platform. Our business is focused on providing specialized commercial and consumer banking services to our clients, with an emphasis on key Southwest and Western growth markets. Our unwavering commitment to serving local communities has led to a high-quality core deposit franchise focused in higher growth metropolitan markets as well as stable, non-metropolitan markets that provides a low-cost funding base for our lending opportunities. In addition, our mortgage, wealth management, private banking and treasury management offerings provide revenue diversification and best-in-class fee income generation. Lastly, we believe our experience as an acquirer with a successful track record of integrating and re-positioning acquired companies complements and will further fuel our organic growth strategy.
Leverage our Relationships and Service Capabilities to Drive Organic Growth. From our modest beginning in 1892, our founders understood that our success would be closely tied to that of the communities in which we operate, and that long-term value creation would require an uncompromising commitment to service and the establishment of enduring relationships with our clients. That vision continues to drive us today, as our 1,127 full-time equivalent employee base, as of December 31, 2024, serves our business and consumer customers throughout Texas, Kansas, Colorado, New Mexico, Arizona, California and Washington. Our core competencies include a relationship-centered and multi-line sales approach, a focus on collaboration across a highly skilled and seasoned team of bankers and a dynamic ability to provide our clients with the highest quality services and solutions. This strategy has enabled us to attract commercial and industrial business customers across our traditional and expanded geographic footprint. The objective is to be a trusted advisor to our clients as they build their businesses with our resources, support and advice.
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
Continue our Greater Texas and Southern California Market Expansion Strategy. The greater Texas market has been a top strategic priority for our organization from an organic and acquisition perspective. We deployed our organic growth strategy in the Dallas, Texas market beginning in late 2019 with a commercial team lift-out that by December 2020 generated significant loans and deposits, making Dallas our fastest growing loan market over this period. In addition to our organic expansion in Dallas, we closed our merger with Pioneer on April 1, 2022, which further increased our Texas loans and deposit market position. The Bank’s headquarters was relocated to Dallas, Texas in November 2023. We anticipate continuing to grow our Texas loan and deposit customer base in the years to come. Beyond our greater Texas strategy, we are also expanding our presence in Southern California markets. With a team of bankers hired during 2024, we now deliver relationship banking to communities around Southern California. In February 2025, we received approval from the Office of the Comptroller of the Currency to establish two new depository branches, one in each of San Diego and Los Angeles, California to support our team of bankers in these areas and further service customers and businesses in these communities. We will continue to explore opportunities to serve this market going forward.

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
Our Mortgage Operations segment offers full-service residential mortgage products, including conforming residential loans and services through our mortgage division. Additionally, our Mortgage Operations segment includes the servicing of residential mortgage loans and the packaging and securitization of loans to governmental agencies.
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
•Commercial Real Estate Loans. Our commercial real estate (“CRE”) loans consist of both owner-occupied and non-owner occupied commercial real estate loans, construction and land loans, as well as multifamily loans. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as offices, warehouses, production facilities, health care facilities, hotels, mixed-use residential/commercial, retail centers, restaurants, assisted living facilities and self-storage facilities. Non-owner occupied CRE loans were 66.7% of the Company’s risk-based capital, or 11.8% of total loans as of December 31, 2024. Non-owner occupied CRE loans associated with office space were $88.8 million, or 1.4% of total loans as of December 31, 2024. Owner occupied CRE loans associated with office space were $186.3 million, or 2.9% of total loans as of December 31, 2024. We are primarily focused on growing the owner-occupied portion of our commercial real estate loan portfolio.
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
Mortgage Banking Activities
We offer full-service residential mortgage products and services through our mortgage division, with offices strategically located throughout our bank branches, as well as in other locations both in and outside our community banking footprint.
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
We look to originate quality mortgage loans with a focus on purchase money mortgages. In accordance with our lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight that satisfies secondary market standards as outlined by our investors to the size and complexity of the lending relationship. Mortgage loans are subject to the same uniform lending policies referenced below and consist primarily of loans with relatively stronger borrower credit scores, with an average FICO score of 743 in 2024.
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
Our mortgage banking business is also directly impacted by the interest rate environment, increased regulations, consumer demand, driven in large part by general economic conditions and the real estate markets, and investor demand for mortgage securities. In general, mortgage production, especially refinancing activity, declines in rising interest rate environments.

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

Sunflower Bank’s legal lending limit as of December 31, 2024, on loans to a single borrower was $152.8 million (15%) and $254.7 million (25%), for fully secured loans.
Human Capital Resources
We are committed to provide, develop and retain a high performing and diverse workforce that fosters a healthy, safe and productive work environment for our employees to maximize individual and organizational potential and position us as an employer of choice.
Employee Profile. As of December 31, 2024, we had 1,142 total employees and 1,127 full-time equivalent employees, primarily located throughout Texas, Kansas, Colorado, New Mexico, Arizona, California and Washington. Our employees are not covered by a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
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
On July 9, 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy. Among other initiatives, the Executive Order encouraged the federal banking agencies to review their current merger oversight practices under the BHCA and the Bank Merger Act and adopt a plan for revitalization of such practices. In December 2021, the U.S. Department of Justice (“DOJ”) (in consultation with the Federal Reserve, the OCC, and FDIC) announced that it was seeking additional public comments on whether and how the DOJ should revise the 1995 Bank Merger Competitive Review Guidelines. The comment period closed on February 15, 2022. In March 2022, the FDIC published a Request for Information seeking information and comments regarding the laws, practices, rules, regulations, guidance, and statements of policy that apply to merger transactions involving one or more insured depository institutions, including the merger between an insured depository institution and a noninsured institution. In a May 2022 speech, the acting head of the

OCC announced that he had asked his staff to work with DOJ and other federal banking agencies to review the agency’s frameworks to analyze bank mergers. In May 2022, the CFPB announced the establishment of an Office of Competition and Innovation.
On September 17, 2024, the OCC approved a final rule updating its regulations on business combinations involving national banks and federal savings associations, revising its approach to evaluating mergers under the Bank Merger Act. The new rule emphasizes a principles-based evaluation, focusing on factors such as the effect of the transaction on competition, financial stability, and the convenience and needs of the community to be served. Concurrently, the FDIC approved a final Statement of Policy on Bank Merger Transactions, applying similar principles to state-chartered banks. Importantly, the Federal Reserve did not join with the FDIC and the OCC in this updated guidance. Additionally, the DOJ announced its withdrawal from the 1995 Bank Merger Competitive Review Guidelines, indicating that it would apply its 2023 Merger Guidelines to the banking industry.
These developments reflect a heightened regulatory focus on bank mergers, with an emphasis on maintaining competition, ensuring financial stability, and addressing community needs. However, given the shift in administration under President Trump, regulatory priorities may change. Financial institutions considering mergers or acquisitions should monitor potential regulatory shifts under the new administration, as changes in policy priorities may impact the level of scrutiny and the application of existing regulatory frameworks.
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
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002, which we refer to as “Sarbanes-Oxley,” implemented a broad range of corporate governance, accounting and reporting measures for companies that have securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). FirstSun became subject to Sarbanes-Oxley on August 10, 2021. Sarbanes-

Oxley and the various regulations promulgated under Sarbanes-Oxley, established, among other things: (a) requirements for audit committees, including independence, expertise, and responsibilities; (b) additional responsibilities relating to financial statements for the Chief Executive Officer and Chief Financial Officer of reporting companies; (c) standards for auditors and regulation of audits, including independence provisions that restrict non-audit services that accountants may provide to their audit clients; (d) increased disclosure and reporting obligations for reporting companies and their directors and executive officers, including accelerated reporting of stock transactions and a prohibition on trading during blackout periods; and (e) a range of civil and criminal penalties for fraud and other violations of the securities laws.
Bank Regulation
Sunflower Bank is a national banking association with its main office in Dallas, Texas, which is subject to regulation and supervision primarily by the OCC and secondarily by the Federal Reserve and the FDIC. We are subject to requirements and restrictions under federal law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of Sunflower Bank. The OCC regularly examines Sunflower Bank’s operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The OCC also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Sunflower Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations.
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
Prompt Corrective Action
As an insured depository institution, we are required to comply with the capital requirements promulgated under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). The FDICIA requires each federal banking agency to take prompt corrective action (“PCA”) to resolve the problems of insured depository institutions, including those that fall below one or more prescribed minimum capital ratios. The law requires each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of capital ratios: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” As of December 31, 2024, we maintained capital ratios that exceeded the minimum ratios established for a “well capitalized” institution.
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
Dividend Payments
The primary source of funds for FirstSun is dividends from Sunflower Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2024. Notwithstanding the availability of funds for dividends, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain the 2.5% capital conservation buffer. See “Capital and Related Requirements” above.
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
On October 24, 2023, the federal banking agencies issued a final rule to amend the regulations implementing the CRA. The rule significantly expands the number of areas in which a bank is evaluated, materially changes the tests used to evaluate the bank in those areas and expands the data a bank must collect and report. The final rule took effect April 1, 2024, but the majority of its operative provisions are effective January 1, 2026, with the data reporting requirements effective January 1, 2027. We expect the rule will increase Sunflower Bank’s obligations and compliance costs necessary to achieve a “Satisfactory” or “Outstanding” rating under the CRA.
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
The CFPB has issued a number of significant rules that impact nearly every aspect of the lifecycle of consumer financial products and services, including rules regarding residential mortgage loans. These rules implement Dodd-Frank Act amendments to ECOA, TILA and RESPA. Among other things, the rules adopted by the CFPB require banks to: (i) develop and implement procedures to ensure compliance with a “reasonable ability-to-repay” test; (ii) implement new or revised disclosures, policies and procedures for originating and servicing mortgages, including, but not limited to, pre-loan counseling, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower’s principal residence, and mortgage origination disclosures, which integrate existing requirements under TILA and RESPA; (iii) comply with additional restrictions on mortgage loan originator hiring and compensation; and (iv) comply with new disclosure requirements and standards for appraisals and certain financial products. The CFPB may issue regulations that impact products and services offered by Sunflower Bank. The CFPB has engaged in rulemakings that affect, among other things, credit card late fees, overdraft fees, data collection and reporting requirements for small business lenders such as Sunflower Bank, and personal financial data rights, including a final rule announced on December 12, 2024, that would, among other requirements, limit the overdraft fees that banks with greater than $10 billion in assets could charge.
Bank regulators take into account compliance with consumer protection laws when considering approval of any proposed expansionary proposals, including merger proposals.
In February 2025, President Trump took significant actions affecting the CFPB. He dismissed Director Rohit Chopra and appointed Treasury Secretary Scott Bessent as Acting Director. Subsequently, the Office of Management and Budget Director, Russell Vought, was named Acting Director, during which time the CFPB’s operations were halted, its headquarters closed, and its employees instructed to cease work. These moves have been met with legal challenges and public debate regarding the future of the agency.
Anti-Money Laundering and the USA Patriot Act
Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The program must comply with the anti-money laundering provisions of the Bank Secrecy Act, or the “BSA.” FirstSun and the Bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions, foreign customers, and other high-risk customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and certain laws provide law enforcement authorities with increased access to financial information maintained by banks. Financial institutions must comply with requirements regarding risk-based procedures for conducing ongoing customer due diligence, which requires the institutions to take appropriate steps to understand the nature and purpose of customer relationships and identify and verify the identity of the beneficial owners of legal entity customers.
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
Our financial performance generally, and in particular, the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer and whose success we rely on to drive our growth, is highly dependent upon the business environment in the primary markets where we operate and in the United States as a whole. Unlike larger financial institutions that are more geographically diversified, we are a regional bank that provides banking and financial services to customers primarily in Texas, Kansas, Colorado, New Mexico, Arizona, California and Washington. However, the economic conditions in our current, and potential future, markets may be different from, and in some instances worse than, the economic conditions in the United States as a whole.
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
More specifically, the market conditions in the markets in which we have a presence may be different from, and could be worse than, the economic conditions in the United States as a whole. Inflationary pressures caused the Federal Reserve to increase interest rates in 2022 and 2023, although the Federal Reserve began reducing interest rates in 2024. Increases in interest rates in the past have led to recessions of various lengths and intensities and might lead to such a recession in the near future. Such a recession or any other adverse changes in business and economic conditions generally or specifically in the markets in which we operate could affect our business, including causing one or more of the following negative developments:
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
The Federal Reserve has shifted its focus to limiting inflationary and other potentially adverse economic effects or market conditions, which signals the potential for a continued period of economic uncertainty. In addition, there are continuing concerns related to, among other things, the level of U.S. government debt and fiscal actions that may be taken to address that debt, the potential impacts of artificial intelligence, potential pandemic risks, the potential resurgence of economic and political tensions with China, the Middle East or the Russian invasion of Ukraine, the growth of global trade and commerce, trade policies, tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, and trade wars, any of which may have a destabilizing effect on financial markets and economic activity. Economic pressure on consumers and overall economic uncertainty may result in changes in consumer and business spending, borrowing and saving habits. These economic conditions and/or other negative developments in the domestic or international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and high unemployment or underemployment may also result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.
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

Our trust and wealth management business may be negatively impacted by changes in economic and market conditions and clients may seek legal remedies for investment performance.
Our trust and wealth management business may be negatively impacted by changes in general economic and market conditions because the performance of this businesses is directly affected by conditions in the financial and securities markets. The financial markets and businesses operating in the securities industry are highly volatile (meaning that performance results can vary greatly within short periods of time) and are directly affected by, among other factors, domestic and foreign economic conditions and general trends in business and finance, and by the threat, as well as the occurrence of global conflicts or events, all of which are beyond our control. We cannot assure you that broad market performance will be favorable in the future. Declines in the financial markets or a lack of sustained growth may result in a decline in the performance of our trust and wealth management business and may adversely affect the market value and performance of the investment securities that we manage, which could lead to reductions in our trust and wealth management fees, because they are based primarily on the market value of the securities we manage, and could lead some of our clients to reduce their assets under management by us or seek legal remedies for investment performance. If any of these events occur, the financial performance of our trust and wealth management business could be materially and adversely affected.
Risks Associated with Monetary Events
Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.
In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market purchases and sales of U.S. government securities, adjustments to the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.
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
Commercial and industrial lending and commercial real estate lending usually involves higher credit risks than that of single-family residential lending. At December 31, 2024, approximately 69.6% of our loan portfolio consisted of commercial and industrial and commercial real estate loans. These types of loans generally involve larger loan balances to a single borrower or groups of related borrowers.
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
As of December 31, 2024, our commercial real estate loans were equal to 169.5% of our total risk-based capital. The banking regulators give commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement enhanced underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.
A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.
A significant portion of our loans are secured by real estate. As of December 31, 2024, approximately 49.5% of our loan portfolio had real estate as primary collateral (owner occupied, non-owner occupied, non-residential construction, multifamily, and residential). Additionally, certain loans may have real estate as a secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Deterioration in the real estate market could cause us to adjust our opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an additional increase in our provisions for credit losses, which could also adversely affect our business, financial condition, and results of operations.
Nonperforming assets take significant time and resources to resolve and adversely affect our results of operations and financial condition.
At December 31, 2024, we had a total of approximately $74.2 million of nonperforming assets or approximately 0.92% of total assets. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs and adversely affecting our efficiency ratio. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels regulators believe are appropriate in light of the ensuing risk profile. In addition, the resolution of nonperforming assets requires significant commitments of time from management, which may materially and adversely impact their ability to perform their other responsibilities. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.
Interest Rate Risks
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
In a period of rising or high-interest rates, we expect our mortgage revenue to decrease due to decreased residential mortgage origination volume and pricing decisions of competitors may adversely affect our profitability.
Our mortgage division originates, sells and services residential mortgage loans. Changes in interest rates, housing prices, applicable government regulations and pricing decisions by our loan competitors may adversely affect demand for our residential mortgage loan products, the revenue realized on the sale of loans, the revenues received from servicing such loans for others and, ultimately, reduce our net income. In particular, when rates are higher, client activity (and our related income) tends to be muted. Lower rates tend to foster higher activity. Rising rates have substantially reduced our income from our mortgage division. Further reductions in income from our mortgage-related businesses are possible. In addition, new regulations, increased regulatory reviews, and/or changes in the structure of the secondary mortgage markets which we utilize to sell mortgage loans may increase costs and make it more difficult to operate a residential mortgage origination business. Our revenue from the mortgage banking business was $39.0 million in 2024 and $31.4 million in 2023. This revenue could decline in future periods if interest rates rise or remain elevated or if the other risks highlighted in this paragraph are realized, which will adversely affect our profitability.
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
We act as servicer for approximately $5.8 billion of residential loans owned by third parties as of December 31, 2024. As a servicer for those loans we have certain contractual obligations, including foreclosing on defaulted mortgage loans or, to the extent applicable, considering alternatives to foreclosure such as loan modifications or short sales. If we commit a material breach of our obligations as servicer, we may be subject to termination if the breach is not cured within a specified period of time following notice, causing us to lose servicing income.
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
Operational risk can arise in many ways, including: errors related to failed or inadequate physical, operational, information technology, or other processes; faulty or disabled computer or other technology systems; fraud, theft, physical security breaches, electronic data and related security breaches, or other criminal conduct by associates or third parties; and exposure to other external events. Inadequacies may present themselves in myriad ways. Actions taken to manage one risk may be ineffective against others. For example, information technology systems may be sufficiently redundant to withstand a fire, incursion, malware, or other major casualty, but they may be insufficiently adaptable to new business conditions or opportunities. Efforts to make systems more robust may make them less adaptable, and vice-versa. Also, our efforts to control expenses, which is a significant priority for us, increases our operational challenges as we strive to maintain client service and compliance at high quality and low-cost.
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
During 2023, we were notified by our vendor, Progress Software Corporation, of vulnerabilities in Progress Software’s MOVEit file transfer software the Bank utilizes for securely transferring sensitive and confidential information and other data, resulting in unauthorized parties likely gaining access to certain Bank customer data that included personally identifiable information. We publicly disclosed this breach and provided appropriate notifications to potentially impacted customers. While our business has not been materially impacted by these cybersecurity incidents, similar incidents could have a material adverse effect on our business in the future.
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
Failure to perform in any of these areas could significantly weaken our competitive position, making it more difficult to attract new and retain existing clients and our net interest margin, net interest income and trust and wealth management fees could decline, which would adversely affect our results of operations and could cause us to incur losses in the future.
In addition, our ability to successfully attract and retain trust and wealth management clients is dependent on our ability to compete with competitors’ investment products, level of investment performance, client services and marketing and distribution capabilities. If we are not successful in attracting new and retaining existing clients, our business, financial condition, results of operations and prospects may be materially and adversely affected.
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
Adverse developments affecting the financial services industry, such as recent bank failures or concerns involving liquidity, may have a material adverse effect on our operations.
The 2023 high-profile bank failures involving Silicon Valley Bank, Signature Bank, and First Republic Bank caused general uncertainty and concern regarding the liquidity adequacy of the banking sector. Although we were not directly affected by these bank failures, the resulting speed and ease in which news, including social media commentary, led depositors to withdraw or attempt to withdraw their funds from these and other financial institutions caused the stock prices of many financial institutions to become volatile. In 2024 and into 2025, continued concerns regarding the stability of certain regional banks and potential liquidity risks have further contributed to market volatility and investor caution. Additional bank failures could have an adverse effect on our financial condition and results of operations, either directly or through an adverse impact on certain of our customers.
In response to the bank failures and the resulting market reaction, in March 2023 the Secretary of the Treasury approved actions enabling the FDIC to complete its resolutions of the failed banks in a manner that fully protects depositors by utilizing the Deposit Insurance Fund, including the use of Bridge Banks to assume all of the deposit obligations of the failed banks, while leaving unsecured lenders and equity holders of such institutions exposed to losses. In addition, the Federal Reserve announced it would make available additional funding to eligible depository institutions under a Bank Term Funding Program to help assure banks have the ability to meet the needs of all their depositors. In an effort to strengthen public confidence in the banking system and protect depositors, regulators announced that any losses to the Deposit Insurance Fund to support uninsured depositors will be recovered by a special assessment on banks, as required by law, which increased our FDIC insurance assessment and increased our costs of doing business. However, it is uncertain whether these steps by the government will continue to be sufficient to calm financial markets, reduce the risk of significant depositor withdrawals at other institutions and thereby reduce the risk of additional bank failures. As a result of this uncertainty, we face the potential for reputational risk, deposit outflows, increased costs and competition for liquidity, and increased credit risk which, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.
The value of securities in our investment portfolio may decline in the future.
As of December 31, 2024, we had a carrying amount of $504.3 million of investment securities. The fair value of our investment securities may be adversely affected by market conditions, including changes in interest rates, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio. We analyze our securities on a quarterly basis to determine if an expected credit loss has occurred. The process for determining whether a credit loss has occurred usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers, we may be required to recognize expected credit losses on our securities in future periods, which could have a material adverse effect on our business, financial condition or results of operations.
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
We rely on bank deposits to be a low-cost and stable source of funding. In addition, our future growth will largely depend on our ability to maintain and grow a strong core deposit base. If we are unable to continue to attract and retain core deposits, to obtain third-party financing on favorable terms, or to have access to interbank or other liquidity sources, we may not be able to grow our assets as quickly. We compete with banks and other financial services companies for deposits. If our competitors raise the rates they pay on deposits in response to interest rate changes initiated by the Federal Reserve or for other reasons of their choice, our funding costs may increase, either because we raise our rates to retain deposits or because of deposit outflows that require us to rely on more expensive sources of funding. In addition, we could experience deposit outflows as a result of depositors seeking to maximize deposit insurance by limiting their deposits at a single financial institution to the maximum federal deposit insurance level. Inflation and higher interest rates, along with monetary events, can cause some of our business customers who have greater operating cash needs to reduce their deposit balances with us. Higher funding costs could reduce our net interest margin and net interest income. Any decline in available funding could adversely affect our ability to continue to implement our business strategy which could have a material adverse effect on our liquidity, business, financial condition and results of operations.
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
•the occurrence of a change in the interest rate environment, including the magnitude and duration of interest rate changes, which could adversely affect our revenue and expenses, value of assets and obligations, and the availability and cost of capital and liquidity, along with the consummation of the merger;
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
•the ability to develop and maintain a strong core deposit base or other low-cost funding sources necessary to fund our activities, particularly in a rising or high-interest rate environment;
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
Future mergers and acquisitions may be delayed, impeded, not approved or prohibited due to regulatory issues.
Our mergers and acquisitions are subject to approval by a variety of federal and state regulatory agencies. The process for obtaining these required regulatory approvals has become substantially more difficult in recent years, including in connection with prior proposed mergers that we have pursued. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues we or the target company has, or may have, with regulatory agencies, including, without limitation, issues related to adverse public comments to merger applications, anti-money laundering/Bank Secrecy Act compliance, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations, Community Reinvestment Act issues, anti-trust issues, and other similar laws and regulations. We may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of our inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. Difficulties associated with potential mergers and acquisitions that may result from these factors could have a material adverse effect on our business, and, in turn, our financial condition and results of operations.
Additional growth will subject FirstSun to additional regulation, increased supervision and increased costs.
The Dodd-Frank Act imposes additional regulatory requirements on institutions with $10 billion or more in assets. We had $8.1 billion in assets as of December 31, 2024. Future organic growth or merger and acquisition activity could cause our assets to be more than $10 billion and, as a result, we will become subject to the additional regulatory requirements, increased supervision and increased costs, including the following:
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
From time to time, we are, or may become, involved in suits, legal proceedings, information-gatherings, reviews, investigations and proceedings by governmental and self-regulatory agencies that may lead to material adverse consequences.
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
Pressures to maintain appropriate capital levels and address business needs in a changing economy could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could be dilutive or otherwise have an adverse effect on our shareholders. Such actions could include: reduction or elimination of dividends; the issuance of common or preferred stock, or securities convertible into stock; or the issuance of any class of stock having rights that are adverse to those of the holders of our existing classes of common or preferred stock. In addition, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions or make share repurchases or redemptions. Higher capital levels could also lower our return on equity. Additional information concerning these risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears: under the captions Capital and Related Requirements in Item 1 of this report; under the caption “Capital” of Part II, Item 7; and “Note 17 - Regulatory Capital Requirements,” under Part II, Item 8.
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
Some of the services we provide, such as trust and wealth management services, require us to act as fiduciaries for our customers and others. Customers make claims and on occasion take legal action pertaining to our performance of our fiduciary responsibilities. Whether customer claims and legal action related to our performance of our fiduciary responsibilities are founded or unfounded, if such claims and legal action are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services as well as impact customer demand for those products and services. Any financial liability or reputational damage could have a material adverse effect on our business, which, in turn, could have a material adverse impact on our financial condition and results of operations.

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
In 2025, the U.S. political landscape remains uncertain, with the Republicans holding the majority in both the U.S. House of Representatives and the U.S. Senate. A unified Republican Congress has created conditions for potential shifts in policy, though partisan division may still result in challenges to enacting sweeping reforms. Under the Biden Administration, Congressional committees with jurisdiction over the banking sector pursued oversight and legislative initiatives in a variety of areas, including addressing climate-related risks, promoting diversity and equality within the banking industry and addressing other ESG matters, improving competition in the banking sector and enhancing oversight of bank mergers and acquisitions, establishing a regulatory framework for digital assets and markets, and oversight of pandemic responses and economic recovery. The Trump Administration, alongside a unified Republican Congress, may pursue policies or changes that (i) reverse or suspend key actions implemented under the Biden Administration, (ii) promote deregulation by easing regulatory burdens on financial institutions, (iii) adopt a technology-forward approach, and (iv) take a more favorable stance on bank mergers and acquisitions, potentially streamlining the approval process to encourage consolidation within the banking sector. The prospects for the enactment of major banking reform legislation remain unclear at this time.
Furthermore, leadership changes within federal banking agencies and financial regulators continue to shape the regulatory environment. Since the change in presidential administration in 2020, key positions across agencies—including the Comptroller of the Currency, CFPB, CFTC, SEC, and the U.S. Treasury—experienced significant turnover. While some leadership positions were filled, others remained vacant, leading to ongoing shifts in regulatory priorities and enforcement approaches. The unified Republican government could further alter the composition of these agencies, introducing new leadership and new policies and rules that could significantly impact the banking sector. The potential impact of the unified Republican government and any additional changes in agency personnel, policies and priorities on the financial services sector, including FirstSun and Sunflower Bank, cannot be fully predicted at this time. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition or results of operations.
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
Risks Related to FirstSun Common Stock and Market Risk
The trading volumes in our common stock, may not provide adequate liquidity for investors.
Shares of our common stock are listed on the NASDAQ Global Select Market; however, the average daily trading volume in our common stock is less than that of larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of a sufficient number of willing buyers and sellers of the common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control and which may be limited. Under such circumstances, you could have difficulty selling your shares of our common stock on short notice. Given the current daily average trading volume of our common stock, significant sales of our common stock in a brief period of time, or the expectation of these sales, could cause a significant decline in the price of our common stock.
In addition, the total number of our outstanding shares less the shares beneficially owned by our directors, executive officers and greater than 5% stockholders, is quite limited. Accordingly, shareholders should consider the potential illiquid and long-term nature of an investment in FirstSun common stock.
The trading price of our common stock may be subject to continued significant fluctuations and volatility.
The market price of our common stock could be subject to significant fluctuations due to, among other things:
•actual or anticipated quarterly fluctuations in our operating and financial results, particularly if such results vary from the expectations of management, securities analysts and investors, including with respect to credit losses on loans or unfunded commitments we may incur;
•announcements regarding significant transactions in which we may engage;
•market assessments regarding such transactions;
•changes or perceived changes in our operations or business prospects;
•legislative or regulatory changes affecting our industry generally or our businesses and operations;
•a weakening of general market and economic conditions, particularly with respect to economic conditions in the markets in which we operate;
•the operating and share price performance of companies that investors consider to be comparable to us;
•future offerings by us of debt, preferred stock or trust preferred securities, each of which would be senior to our common stock upon liquidation and for purposes of dividend distributions;
•actions of our current stockholders, including future sales of common stock by existing stockholders and our directors and executive officers; and
•other changes in U.S. or global financial markets, economies and market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility.
As a result, the market price of our common stock may continue to be subject to similar market fluctuations that may or may not be related to our operating performance or prospects. Increased volatility could result in a decline in the market price of our common stock.
FirstSun’s Larger Stockholders could exercise significant influence over FirstSun, and their interests in FirstSun may be different than yours.
Certain of the larger stockholders of FirstSun own, in the aggregate, approximately 67.4% of our common stock. As a result, our larger stockholders exercise significant influence over FirstSun through such ownership.
In addition, certain of FirstSun’s larger stockholders, are entitled to designate nominees for four of the ten director seats, in each case, so long as certain stock ownership thresholds are maintained. The directors nominated by these larger stockholders will have significant authority to make decisions affecting our business, including, among others, the issuance of additional capital stock, the incurrence of additional indebtedness, mergers and acquisitions, the decision of whether or not to declare dividends and other extraordinary corporate matters.
The interests of FirstSun’s larger stockholders may conflict with the interests of our stockholders. For example, some or all of FirstSun’s larger stockholders may support certain long-term strategies or objectives for FirstSun that may not be accretive to our stockholders in the short term. The concentration of ownership may also delay, defer or even prevent a change in control of FirstSun, even if such a change in control would benefit our other stockholders, and may make some transactions more difficult or impossible without the support of FirstSun’s larger stockholders.
Some provisions of our organizational documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders.
Provisions in our certificate of incorporation and bylaws, as well as provisions of the DGCL, could make it more difficult for a third-party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:
•establishing a classified board of directors such that not all members of the board are elected at one time, with four of our ten director seats being nominated by certain larger stockholders under agreements with them, so long as certain stock ownership thresholds are maintained;
•providing for a plurality voting standard in the election of directors without cumulative voting;
•providing that our stockholders may remove members of our board of directors only for cause;
•enabling our board of directors to issue additional shares of authorized, but unissued capital stock;
•enabling our board to issue “blank check” preferred stock without further stockholder approval; and
•enabling our board of directors to amend certain provisions of our bylaws without stockholder approval.
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
We may take advantage of some or all of these provisions for up to five years or such earlier time as we cease to qualify as an emerging growth company. We would cease to be an emerging growth company upon the earliest of: (i) the first fiscal year following the fifth anniversary of our first sale of common equity securities pursuant to an effective registration statement; (ii) the first fiscal year after our annual gross revenues are $1.235 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the date on which the market value of our common stock held by non-affiliates exceeded $700 million at the end of the second quarter of that fiscal year. Investors may find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.
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
We are authorized to issue up to 50,000,000 shares of our common stock, and to issue up to 10,000,000 shares of preferred stock, without further stockholder approval. As of March 6, 2024, FirstSun had 27,753,918 shares of common stock outstanding, and no shares of preferred stock outstanding.
We may issue additional shares of our stock or equity derivative securities in the future pursuant to current or future equity compensation plans, in connection with future acquisitions or financings, or to raise additional capital to support our growth or to otherwise strengthen our balance sheet. Any issuance of shares of our stock or derivative equity securities will dilute the percentage ownership of our shareholders, may dilute the book value per share of our common stock, may dilute the economic and voting ownership interest of our existing stockholders, and could have a material negative effect on the value of our common stock.
Sales by FirstSun stockholders of substantial amounts of our common stock, as well as the anticipation of such sales by the public markets, could depress the market price of our common stock.
FirstSun has filed a resale shelf registration statement, which was declared effective by the SEC on November 1, 2023 and remains in effect, with respect to the potential resale of up to approximately 20.47 million shares of our common stock by certain large stockholders. FirstSun also filed with the SEC a resale shelf registration statement with respect to the potential resale of up to approximately 2.46 million shares of our common stock by certain institutional stockholders who purchased such shares from FirstSun in a private placement on January 17, 2024.
Sales by stockholders of FirstSun of significant amounts of our common stock, as well as the anticipation of such sales by the public markets, could cause the market price of our common stock to decline. These sales may also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate to raise funds through future offerings of our common stock or derivative equity securities.
Climate Risks
Natural disasters and weather-related events exacerbated by climate change could have a negative impact on our results of operations and financial condition.
We operate in markets in which natural disasters, including tornadoes, severe storms, fires, floods, droughts, hurricanes and earthquakes have occurred. Such natural disasters could significantly affect the local population and economies, the activities of many of our customers and clients, and our business, and could pose physical risks to our properties. Although our banking offices are geographically dispersed throughout portions of the western, midwestern and southwestern United States and we maintain insurance coverage for such events, a significant natural disaster in or near one or more of our markets could have a material adverse effect on our financial condition, results of operations or liquidity.

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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
Cybersecurity is a critical component of our overall risks given the increasing reliance on technology and potential of cyber threats. Our Chief Information Security Officer (“CISO”) is primarily responsible for this cybersecurity component and is a member of the enterprise risk management organization, reporting directly to the Chief Risk Officer and regularly reports on the state of the program to the Information Security Committee and the Risk Committee of the Board of Directors. In addition, the CISO works in conjunction with the Chief Information Officer (“CIO”) and Chief Technology Officer (“CTO”) to address technology strategy, controls, and processes to ensure the security of the network, data, and services for the Bank. The CIO reports Information Technology activities through the Information Technology Steering Committee and the Bank’s Board of Directors.
Our objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse our systems or information. The structure of our information security program is designed around the Federal Financial Institutions Examination Council (“FFIEC”) regulatory guidance, and other industry standards such as the Center for Internet Security (“CIS”) and the National Institute of Standards and Technology (NIST) Cybersecurity Framework (“CSF”). In addition, we leverage certain industry and government associations, third-party benchmarking, audits, and threat intelligence to facilitate and promote program effectiveness. Our Chief Information Security Officer, Chief Technology Officer, and our Chief Information Officer regularly collaborate with industry groups to discuss cybersecurity trends and issues and identify best practices. The information security program is periodically reviewed by such personnel with the goal of addressing changing threats and conditions.

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
Therefore, we will experience risk to potential vulnerabilities now and in the future but have built a program to recognize and respond to these threats and/or vulnerabilities for the purposes of identification and remediation of those threats and/or vulnerabilities and the impact they can have on our business. Our internal systems, processes, and controls are designed to mitigate loss from cyber-attacks.
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
Governance
Our CISO is accountable for managing our enterprise information security department and delivering our information security program. The responsibilities of this department include cybersecurity risk assessment, threat intelligence, control evaluation and assessment, monitoring and incident response, vulnerability assessment, third-party risk management, change management, and business resilience. The foregoing responsibilities are covered on a day-to-day basis by a first line of defense function. The second line of defense function is separated from the first line of defense function through organizational structure and overall cybersecurity management is independently reviewed by a third line through the audit function. The department consists of information security professionals with varying degrees of education and experience. Individuals within the department are generally subject to professional education and certification requirements. In particular, our Chief Information Security Officer has substantial relevant expertise and formal training in the areas of information security and cybersecurity risk management.
Various management committees exist including the Information Security Committee, which focuses on technology risk, controls and the information security program. This committee provides oversight and governance of the information security program and technology risks. This committee is chaired by the Chief Information Security Officer and includes other executives across the Bank, including the Chief Information Officer and Chief Technology Officer. This committee meets quarterly to provide oversight of information security projects and services including strategy, standards, policies, practices, controls, and mitigation and prevention efforts employed to manage security risks.

The Chief Information Security Officer reports summaries of key issues, including significant cybersecurity and/or privacy incidents, discussed at the meeting and the actions taken to the Risk Committee of the Board of Directors on a quarterly basis (or more frequently as may be required by the Incident Response Plan).
The Risk Committee of the Board of Directors is responsible for overseeing our information security program, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. Our Chief Information Security Officer provides quarterly reports to the Risk Committee of the Board of Directors regarding the information security program, key enterprise cybersecurity initiatives and other matters relating to cybersecurity processes. The Risk Committee of the Board of Directors reviews and approves our information security policies and strategies. The Risk Committee of the Board of Directors provides a report of their activities to the full Board of Directors at each board meeting.
Item 2. Properties
Our principal executive office is located at 1400 16th Street, Suite 250, Denver, Colorado 80202. Sunflower Bank’s main office is located at 8117 Preston Road, Suite 220, Dallas, Texas 75225. In addition, we currently operate 23 branches located in Texas, 21 branches located in Kansas, 11 branches located in Colorado, nine branches located in New Mexico, four branches located in Arizona and one branch located in Washington. In February 2025 we received the necessary regulatory approval to open a new branch in each of San Diego and Los Angeles, California. We also operate 14 mortgage offices located in Arizona, Idaho, Michigan, New Mexico, Oregon, Texas and Washington.
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
The Company’s common stock is traded on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “FSUN”. As of December 31, 2024, we had 27,709,679 shares of common stock outstanding and approximately 341 stockholders of record.
Dividends
We have not declared or paid any cash dividends on our common stock since we converted from an S corporation to a C corporation in 2016. For the foreseeable future, we do not intend to declare cash dividends and instead we plan to retain earnings to grow our business.
Although we have no current expectations to pay dividends, any future determination relating to our dividend policy will be made by our board of directors and will depend on a number of factors. As a Delaware corporation and a bank holding company, dividend payments are subject to numerous limitations. For additional information, see Item 1. “Business –Supervision and Regulation—Bank Holding Company Regulation—Dividend Payments”, and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity" and Note 14 - Stockholders’ Equity included in our consolidated financial statements included elsewhere in this report.
Stockholder Return Performance
The following graph sets forth the cumulative total stockholder return for the Company’s common stock from July 12, 2024 (the date the stock first began trading on the Nasdaq) to December 31, 2024, compared to an overall stock market index (Nasdaq composite) and two of the Company’s peer group indexes (Nasdaq Bank Index and KBW Bank Index). The Nasdaq (Bloomberg: CCMP), Nasdaq Bank Index (Bloomberg: CBNK) and KBW Bank Index (Bloomberg: BKX) are based on total returns assuming reinvestment of dividends. The graph assumes an investment of $100 on July 12, 2024. The performance graph represents past performance and should not be considered to be an indication of future performance.

FSUN Stock Performance Graph
$130
$120
$110
$100
$90
July 12, 2024
July 2024
August 2024
September 2024
October 2024
November 2024
December 2024
FSUN
Nasdaq
Nasdaq Bank Index
KBW Bank Index

Item 6. [Reserved]
Item 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF FIRSTSUN
In this section, unless the context suggests otherwise, references to “we,” “us,” and “our” mean the combined business of FirstSun and its wholly-owned subsidiaries, Sunflower Bank, Logia Portfolio Management, LLC, and FEIF Capital Partners, LLC.
The following discussion is an analysis of our consolidated results of operations for the years ended December 31, 2024, 2023 and 2022, and financial condition for the years ended December 31, 2024 and 2023. This discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying footnotes filed with this report in “Part II, Item 8. Financial Statements.” We have omitted discussion of 2022 results where it would be redundant to the discussion previously included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations of FirstSun” section of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 7, 2024. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate trends in operations or results of operations for any future periods.
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
General Overview
FirstSun Capital Bancorp, headquartered in Denver, Colorado, is the financial holding company for Sunflower Bank, National Association, which is headquartered in Dallas, Texas and operates as Sunflower Bank, First National 1870 and Guardian Mortgage, which we are in the process of rebranding as Sunflower Bank Mortgage Lending. We conduct a full-service community banking and trust business through our wholly-owned subsidiaries—Sunflower Bank, Logia Portfolio Management, LLC, and FEIF Capital Partners, LLC.
We offer a full range of relationship-focused services to meet our clients’ personal, business and wealth management financial objectives throughout Texas, Kansas, Colorado, New Mexico, Arizona, California and Washington and a mortgage lending platform with capabilities in 43 states. Our product line includes commercial and industrial loans, commercial real estate loans, residential mortgage, public finance and other consumer loans, and a variety of commercial and consumer deposit products, including noninterest-bearing accounts, interest-bearing demand products, savings accounts, money market accounts and certificates of deposit. We also offer wealth management and trust products including personal trust and agency accounts, employee benefit and retirement related trust and agency accounts, investment management and advisory agency accounts, and foundation and endowment trust and agency accounts. We also offer online banking and bill payment services, online cash management, safe deposit box rentals, debit card and ATM card services and the availability of a network of ATMs for our customers.
We operate FirstSun through two operating segments: Banking and Mortgage Operations. We also allocate certain expenses to Corporate, which is not an operating segment. The expenses included in Corporate are not deemed to be allocable to our operating segments. The operating segments have been determined based on the products and services we offer and reflect the manner in which our financial information is evaluated by management. Each of the operating segments is complementary to each other and because of the interrelationship of the segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. For additional information on our segments, see Note 21 - Segment Information included in our consolidated financial statements included elsewhere in this report.

Financial Highlights For 2024
We delivered strong financial results in 2024, which included:
•Net income of $75.6 million, $2.69 per diluted share (adjusted, $87.7 million, $3.13 per diluted share, see the “Non-GAAP Financial Measures and Reconciliations” below)
•Net interest margin of 4.06%
•Return on average total assets of 0.96% (adjusted, 1.12%, see the “Non-GAAP Financial Measures and Reconciliations” below)
•Return on average stockholders’ equity of 7.56% (adjusted, 8.77%, see the “Non-GAAP Financial Measures and Reconciliations” below)
•Average deposit growth of 5.8%
•Loan growth of 1.7%
•23.2% fee revenue to total revenue1
Net income totaled $75.6 million, or $2.69 per diluted share, in 2024, compared to $103.5 million, or $4.08 per diluted share, in 2023. Adjusted net income, a non-GAAP financial measure, was $87.7 million, or $3.13 per diluted share, in 2024. The return on average total assets was 0.96% in 2024, compared to 1.38% in 2023, and the return on average stockholders’ equity was 7.56% in 2024, compared to 12.50% in 2023. Adjusted return on average total assets and adjusted return on average stockholders’ equity, each a non-GAAP financial measure, were 1.12% and 8.77% respectively in 2024.
The following table sets forth certain financial highlights of FirstSun as of and for the years ended December 31,:

($ in thousands, except per share amounts)	2024	2023	2022
Income Statement:
Net interest income	$296,910	$293,431	$241,632
Provision for credit losses	27,550	18,247	18,050
Noninterest income	89,792	79,092	89,566
Noninterest expense	264,040	222,793	239,126
Income before income taxes	95,112	131,483	74,022
Provision for income taxes	19,484	27,950	14,840
Net income	75,628	103,533	59,182
Adjusted net income[2]	87,744	103,533	76,213
Balance Sheet:
Total assets	$8,097,387	$7,879,724	$7,430,322
Total loans held-for-sale	61,825	54,212	57,323
Total loans held-for-investment	6,376,357	6,267,096	5,911,832
Total deposits	6,672,260	6,374,103	5,765,062
Total borrowed funds	210,841	464,781	724,120
Total stockholders' equity	1,041,366	877,197	774,536
Per Common Share Data:
Period end common shares outstanding	27,709,679	24,960,639	24,920,984
Weighted average common shares outstanding, basic	27,433,865	24,938,359	23,245,598
Basic earnings per share	$2.76	$4.15	$2.55
Weighted average common shares outstanding, diluted	28,067,273	25,387,196	23,838,471
Diluted earnings per share	$2.69	$4.08	$2.48
Adjusted diluted earnings per share[2]	3.13	4.08	3.20
Cash dividends	$—	$—	$—
Dividend payout ratio	—%	—%	—%
Book value per share	$37.58	$35.14	$31.08
Tangible book value per share[2]	33.94	30.96	26.69
[1] Total revenue is net interest income plus noninterest income.
[2] See section entitled “Non-GAAP Financial Measures and Reconciliations” for information regarding these non-GAAP financial measures and a reconciliation to the most comparable GAAP equivalent.

($ in thousands, except per share amounts)	2024	2023	2022
Performance Ratios:
Return on average total assets	0.96%	1.38%	0.88%
Adjusted return on average total assets[2]	1.12%	1.38%	1.13%
Return on average stockholders' equity	7.56%	12.50%	8.55%
Adjusted return on average stockholders’ equity[2]	8.77%	12.50%	11.01%
Return on average tangible stockholders' equity[2]	8.74%	14.88%	10.45%
Adjusted return on average tangible stockholders' equity[2]	10.09%	14.88%	13.30%
Net interest margin	4.06%	4.23%	3.87%
Net interest margin (FTE basis)[2]	4.12%	4.29%	3.95%
Efficiency ratio	68.28%	59.81%	72.20%
Adjusted efficiency ratio[2]	64.13%	59.81%	66.54%
Noninterest income to total revenue[1]	23.2%	21.2%	27.0%
Balance Sheet Ratios:
Loan to deposit ratio	95.6%	98.3%	102.5%
Net charge-offs (recoveries) to average loans outstanding	0.32%	0.13%	(0.01)%
Allowance for credit losses to loans	1.38%	1.28%	1.12%
Nonperforming loans to total loans[3]	1.08%	1.01%	0.49%
Capital Ratios:
Total risk-based capital to risk-weighted assets	15.42%	13.25%	11.99%
Tier 1 risk-based capital to risk-weighted assets	13.18%	11.10%	9.94%
Common Equity Tier 1 (CET 1) to risk-weighted assets	13.18%	11.10%	9.94%
Tier 1 leverage capital to average assets	12.11%	10.52%	9.71%
Average stockholders' equity to average total assets	12.72%	11.05%	10.28%
Tangible stockholders' equity to tangible assets[2]	11.76%	9.94%	9.09%
Tangible stockholders' equity to tangible assets reflecting net unrealized losses on HTM securities, net of tax[2]	11.71%	9.90%	9.03%
Nonfinancial Data:
Full-time equivalent employees	1,127	1,110	1,149
Banking branches	69	69	72
[1] Total revenue is net interest income plus noninterest income.
[2] See section entitled “Non-GAAP Financial Measures and Reconciliations” for information regarding these non-GAAP financial measures and a reconciliation to the most comparable GAAP equivalent.
[3] Nonperforming loans include nonaccrual loans and accrual loans greater than 90 days past due. On January 1, 2023, we adopted ASU 2022-02, whereby we no longer recognize or account for TDRs. The loans previously classified as accrual TDRs are no longer considered nonperforming. We have adjusted December 31, 2022 to reflect this change in accounting.

Non-GAAP Financial Measures and Reconciliations
The non-GAAP financial measures presented below are used by our management and our board of directors on a regular basis in addition to our GAAP results to facilitate the assessment of our financial performance. Management believes these non-GAAP financial measures enhance an investor’s understanding of our financial results by providing a meaningful basis for period-to-period comparisons, assisting in operating results analysis, and predicting future performance. This information supplements our GAAP reported results, and should not be viewed in isolation from, or as a substitute for, our GAAP results. Accordingly, this financial information should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2024, included elsewhere in this report. Non-GAAP financial measures exclude certain items that are included in the financial results presented in accordance with GAAP. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. These non-GAAP measures are not necessarily comparable to similar measures that may be represented by other companies.
The following table presents GAAP to non-GAAP reconciliations as of and for the years ended December 31,:

($ in thousands, except share and per share amounts)	2024	2023	2022
Tangible stockholders’ equity to tangible assets:
Total stockholders' equity (GAAP)	$1,041,366	$877,197	$774,536
Less: Goodwill and other intangible assets
Goodwill	(93,483)	(93,483)	(93,483)
Other intangible assets	(7,434)	(10,984)	(15,806)
Tangible stockholders' equity (non-GAAP)	$940,449	$772,730	$665,247
Total assets (GAAP)	$8,097,387	$7,879,724	$7,430,322
Less: Goodwill and other intangible assets
Goodwill	(93,483)	(93,483)	(93,483)
Other intangible assets	(7,434)	(10,984)	(15,806)
Tangible assets (non-GAAP)	$7,996,470	$7,775,257	$7,321,033
Total stockholders' equity to total assets (GAAP)	12.86%	11.13%	10.42%
Less: Impact of goodwill and other intangible assets	(1.10)%	(1.19)%	(1.33)%
Tangible stockholders' equity to tangible assets (non-GAAP)	11.76%	9.94%	9.09%
Tangible stockholders’ equity to tangible assets, reflecting net unrealized losses on HTM securities, net of tax:
Tangible stockholders' equity (non-GAAP)	$940,449	$772,730	$665,247
Less: Net unrealized losses on HTM securities, net of tax	(4,292)	(3,629)	(4,295)
Tangible stockholders’ equity less net unrealized losses on HTM securities, net of tax (non-GAAP)	$936,157	$769,101	$660,952
Tangible assets (non-GAAP)	$7,996,470	$7,775,257	$7,321,033
Less: Net unrealized losses on HTM securities, net of tax	(4,292)	(3,629)	(4,295)
Tangible assets less net unrealized losses on HTM securities, net of tax (non-GAAP)	$7,992,178	$7,771,628	$7,316,738
Tangible stockholders’ equity to tangible assets (non-GAAP)	11.76%	9.94%	9.09%
Less: Net unrealized losses on HTM securities, net of tax	(0.05)%	(0.04)%	(0.06)%
Tangible stockholders’ equity to tangible assets reflecting net unrealized losses on HTM securities, net of tax (non-GAAP)	11.71%	9.90%	9.03%
Tangible book value per share:
Total stockholders' equity (GAAP)	$1,041,366	$877,197	$774,536
Tangible stockholders' equity (non-GAAP)	$940,449	$772,730	$665,247
Total shares outstanding	27,709,679	24,960,639	24,920,984
Book value per share (GAAP)	$37.58	$35.14	$31.08
Tangible book value per share (non-GAAP)	$33.94	$30.96	$26.69

($ in thousands, except share and per share amounts)	2024	2023	2022
Adjusted net income:
Net income (GAAP)	$75,628	$103,533	$59,182
Add: Non-recurring adjustments
Terminated merger / Merger related expenses, net of tax	9,949	—	14,668
Provision for loan loss on acquired loans marked at a premium, net of tax	—	—	2,363
Write-off of Guardian Mortgage trade name, net of tax	625	—	—
Disposal of ATMs, net of tax	1,542	—	—
Total adjustments, net of tax	12,116	—	17,031
Adjusted net income (non-GAAP)	$87,744	$103,533	$76,213
Adjusted diluted earnings per share:
Diluted earnings per share (GAAP)	$2.69	$4.08	$2.48
Add: Impact of non-recurring adjustments
Terminated merger / Merger related expenses, net of tax	0.36	—	0.62
Provision for loan loss on acquired loans marked at a premium, net of tax	—	—	0.10
Write-off of Guardian Mortgage trade name, net of tax	0.02	—	—
Disposal of ATMs, net of tax	0.06	—	—
Adjusted diluted earnings per share (non-GAAP)	$3.13	$4.08	$3.20
Adjusted return on average total assets:
Return on average total assets (ROAA) (GAAP)	0.96%	1.38%	0.88%
Add: Impact of non-recurring adjustments
Terminated merger / Merger related expenses, net of tax	0.13%	—%	0.21%
Provision for loan loss on acquired loans marked at a premium, net of tax	—%	—%	0.04%
Write-off of Guardian Mortgage trade name	0.01%	—%	—%
Disposal of ATMs	0.02%	—%	—%
Adjusted ROAA (non-GAAP)	1.12%	1.38%	1.13%
Adjusted return on average stockholders’ equity:
Return on average stockholders' equity (ROACE) (GAAP)	7.56%	12.50%	8.55%
Add: Impact of non-recurring adjustments
Terminated merger / Merger related expenses, net of tax	1.00%	—%	2.12%
Provision for loan loss on acquired loans marked at a premium, net of tax	—%	—%	0.34%
Write-off of Guardian Mortgage trade name	0.06%	—%	—%
Disposal of ATMs	0.15%	—%	—%
Adjusted ROACE (non-GAAP)	8.77%	12.50%	11.01%
Return on average tangible stockholders’ equity
Return on average stockholders’ equity (ROACE)	7.56%	12.50%	8.55%
Add: Impact from goodwill and other intangible assets
Goodwill	0.87%	1.85%	1.34%
Other intangible assets	0.31%	0.53%	0.56%
Return on average tangible stockholders’ equity (ROATCE)	8.74%	14.88%	10.45%
Adjusted return on average tangible stockholders’ equity:
Return on average tangible stockholders' equity (ROATCE)	8.74%	14.88%	10.45%
Add: Impact of non-recurring adjustments
Terminated merger / Merger related expenses, net of tax	1.11%	—%	2.45%
Provision for loan loss on acquired loans marked at a premium, net of tax	—%	—%	0.40%
Write-off of Guardian Mortgage trade name	0.07%	—%	—%
Disposal of ATMs	0.17%	—%	—%
Adjusted ROATCE (non-GAAP)	10.09%	14.88%	13.30%
Adjusted total noninterest expense:
Total noninterest expense (GAAP)	$264,040	$222,793	$239,126
Less: Non-recurring adjustments
Terminated merger / Merger related expenses	(13,178)	—	(18,751)
Write-off of Guardian Mortgage trade name	(828)	—	—
Disposal of ATMs	(2,042)	—	—
Total adjustments, net of tax	(16,048)	—	(18,751)
Adjusted total noninterest expense (non-GAAP)	$247,992	$222,793	$220,375

($ in thousands, except share and per share amounts)	2024	2023	2022
Adjusted efficiency ratio:
Efficiency ratio (GAAP)	68.28%	59.81%	72.20%
Less: Impact of non-recurring adjustments
Terminated merger related expenses / Merger related expenses	(3.41)%	—%	(5.66)%
Write-off of Guardian Mortgage trade name	(0.21)%	—%	—%
Disposal of ATMs	(0.53)%	—%	—%
Adjusted efficiency ratio (non-GAAP)	64.13%	59.81%	66.54%
Fully tax equivalent (“FTE”) net interest income and net interest margin:
Net interest income (GAAP)	$296,910	$293,431	$241,632
Gross income effect of tax exempt income	4,767	5,086	5,059
FTE net interest income (non-GAAP)	$301,677	$298,517	$246,691
Average earning assets	$7,320,696	$6,935,567	$6,244,221
Net interest margin	4.06%	4.23%	3.87%
Net interest margin on FTE basis (non-GAAP)	4.12%	4.29%	3.95%
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
Comparison of fiscal years 2024 and 2023
Banking
Income before income taxes decreased $48.9 million to $98.3 million in 2024, from $147.2 million in 2023. The period over period decrease was primarily driven by a decrease in net interest income, increase in noninterest expenses, and increase in provision for credit losses, partially offset by an increase in noninterest income. Net interest income decreased $9.3 million to $283.2 million in 2024 compared to $292.6 million in 2023. The decrease in net interest income was a result of higher interest expense primarily due to continued intense competition for deposits amidst the elevated interest rate environment and an increase in certificates of deposit balances. Noninterest expense increased $29.3 million to $204.9 million in 2024, compared to $175.7 million in 2023. The increase in noninterest expense was primarily the result of an increase in salary and employee benefits of $15.5 million and an increase of $8.6 million in terminated merger related expenses in 2024. Provision for credit losses increased $12.6 million to $28.4 million in 2024 compared to $15.8 million in 2023. The increase in the provision for credit losses was primarily due to a $13.6 million provision for credit loss on a specific customer in our commercial and industrial (C&I) loan portfolio in 2024. Identifiable assets for our Banking segment decreased by $0.1 billion to $6.8 billion at December 31, 2024 from $6.9 billion at December 31, 2023.
Mortgage Operations
Income before income taxes increased to $9.7 million in 2024, compared to a loss of $6.5 million in 2023, primarily due to a $12.7 million increase in net interest income and a $8.4 million increase in mortgage banking services revenue, net, partially offset by a $6.3 million increase in salary and employee benefits. Net interest income increased primarily due to a higher average balance and higher average yield on residential real estate loans and the impact of internal funds transfer pricing. Mortgage banking services revenue, net increased primarily due to higher net sale gains and fees from mortgage loan originations and to a lesser extent, an increase in mortgage servicing income, and MSR capitalization and changes in fair value, net of derivative activity. Total mortgage loan originations for sale were $1.1 billion in 2024, an increase of $0.3 billion from $0.8 billion in 2023. The unpaid principal balance of mortgage loans serviced for others were $5.8 billion in 2024, an increase of $0.4 billion from $5.4 billion in 2023. Salary and employee benefits increased due to higher levels of variable compensation associated with an increase in mortgage loan originations.

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
Further, management periodically considers the need for qualitative adjustments to the ACL. Qualitative adjustments may be related to and include, but not limited to, factors such as the following: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions; (ii) organization specific risks such as credit concentrations, collateral specific risks, nature, and size of the portfolio and external factors that may ultimately impact credit quality, and (iii) other limitations associated with factors such as changes in underwriting and loan resolution strategies, among others. The qualitative factors applied on

December 31, 2024, and the importance and levels of the qualitative factors applied, may change in future periods depending on the level of changes to items such as the uncertainty of economic conditions and management’s assessment of the level of credit risk within the loan portfolio as a result of such changes, compared to the amount of ACL calculated by the model. The evaluation of qualitative factors is inherently imprecise and requires significant management judgement.
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
Additionally, as an “emerging growth company” under Section 107 of the JOBS Act, we adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (CECL) on January 1, 2023. As such, our allowance for credit losses for years prior to 2023 may not be comparable to other public financial institutions that adopted CECL in an earlier year.
Fair Value Measurement of MSRs - Our residential mortgage servicing rights are measured at fair value on a recurring basis. We estimate the fair value of our MSRs using a process that utilizes a discounted cash flow model and analysis of current market data to arrive at the estimate. The cash flow assumptions used in the model are based on numerous factors, with the key assumptions being mortgage prepayment speeds, discount rates and cost to service that management believes are consistent with the assumptions that other similar market participants use in valuing MSRs. The change of any of these key assumptions due to market conditions or other factors could materially affect the fair value of our MSRs. We also utilize a third-party consulting firm to assist us with the valuation. Because of the nature of the valuation inputs, we classify the valuation of our MSRs as Level 3 in the fair value hierarchy. See Note 4 - Mortgage Servicing Rights included in our audited consolidated financial statements included elsewhere in this report for our assumptions used in valuing the MSRs. For information concerning the hypothetical sensitivity of the key assumptions under adverse changes on our MSRs, see the table under “Noninterest Income” elsewhere in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.
Results of Operations
Comparison of fiscal years 2024 and 2023
The follow table sets forth our results of operations as of and for the year ended December 31,:

($ in thousands, except per share amounts)	2024	2023	2022

Net interest income	$296,910	$293,431	$241,632
Provision for credit losses	27,550	18,247	18,050
Noninterest income	89,792	79,092	89,566
Noninterest expense	264,040	222,793	239,126
Income before income taxes	95,112	131,483	74,022
Provision for income taxes	19,484	27,950	14,840
Net income	75,628	103,533	59,182

Diluted earnings per share	$2.69	$4.08	$2.48
Return on average total assets	0.96%	1.38%	0.88%
Return on average stockholders' equity	7.56%	12.50%	8.55%
Net interest margin	4.06%	4.23%	3.87%
Net interest margin (FTE basis)[1]	4.12%	4.29%	3.95%
Efficiency ratio	68.28%	59.81%	72.20%
Noninterest income to total revenue[2]	23.2%	21.2%	27.0%
[1] See section entitled “Non-GAAP Financial Measures and Reconciliations” for information regarding these non-GAAP financial measures and a reconciliation to the most comparable GAAP equivalent.
[2] Total revenue is net interest income plus noninterest income.

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
Our net interest income was $296.9 million in 2024, an increase of $3.5 million, or 1.2%, compared to 2023. Interest income on loans increased by $36.3 million in 2024, compared to 2023. Interest income on investment securities increased by $1.4 million in 2024, compared to 2023. Interest expense from total interest-bearing liabilities increased by $42.4 million in 2024, compared to 2023.
Our net interest margin decreased 17 basis points to 4.06% in 2024, compared to 2023. Results in 2024, compared to the prior year, were driven by an increase of 66 basis points in the cost of interest-bearing liabilities, partially offset by an increase of 32 basis points in yield on earning assets.
Total average loans, including loans held-for-sale, grew to $6.4 billion in 2024, an increase of $0.2 billion, or 3.8%, compared to 2023, primarily due to organic growth in our loan portfolios. Yield on loans increased 34 basis points in 2024, compared to 2023, primarily due to higher yields on new originations as compared to amortizing and maturing balances.
Average interest-bearing liabilities grew to $5.2 billion in 2024, an increase of $0.3 billion, or 6.8%, compared to 2023, primarily to support the growth in our loan portfolio. Average interest-bearing deposits increased $0.5 billion, or 11.0%, in 2024, compared to 2023. Total cost of deposits increased by 76 basis points to 3.03% in 2024, compared to 2023, primarily due to continued intense competition for deposits amidst the elevated interest rate environment and an increase in certificates of deposit balances. Average FHLB borrowings decreased $144.8 million in 2024, compared to 2023. The cost of FHLB borrowings increased by 43 basis points to 5.48% in 2024, compared to 2023.

The following tables set forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods presented. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.
As of and for the year ended December 31,:

	2024			2023			2022
(In thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest Earning Assets
Loans[1]	$6,410,520	$421,959	6.58%	$6,178,414	$385,637	6.24%	$5,216,212	$247,988	4.75%
Investment securities	529,209	18,468	3.49%	554,433	17,032	3.07%	605,119	13,185	2.18%
Interest-bearing cash and other assets	380,967	19,113	5.02%	202,720	11,015	5.43%	422,890	5,644	1.33%
Total earning assets	7,320,696	459,540	6.28%	6,935,567	413,684	5.96%	6,244,221	266,817	4.27%
Other assets	543,650			556,083			494,065
Total assets	$7,864,346			$7,491,650			$6,738,286

Interest-bearing liabilities
Demand and NOW deposits	$633,123	$23,013	3.63%	$385,424	$11,574	3.00%	$214,516	$1,775	0.83%
Savings deposits	412,941	2,834	0.69%	453,654	2,676	0.59%	496,131	799	0.16%
Money market deposits	2,161,618	45,643	2.11%	2,122,410	28,301	1.33%	2,528,308	6,770	0.27%
Certificates of deposits	1,756,755	79,161	4.51%	1,512,638	58,804	3.89%	536,325	3,810	0.71%
Total deposits	4,964,437	150,651	3.03%	4,474,126	101,355	2.27%	3,775,280	13,154	0.35%
Repurchase agreements	15,557	188	1.21%	28,316	225	0.80%	54,335	119	0.22%
Total deposits and repurchase agreements	4,979,994	150,839	3.03%	4,502,442	101,580	2.26%	3,829,615	13,273	0.35%
FHLB borrowings	124,833	6,836	5.48%	269,613	13,621	5.05%	215,166	6,221	2.89%
Other long-term borrowings	75,586	4,955	6.55%	78,654	5,052	6.42%	82,111	5,691	6.93%
Total interest-bearing liabilities	5,180,413	162,630	3.14%	4,850,709	120,253	2.48%	4,126,892	25,185	0.61%
Noninterest-bearing deposits	1,542,808			1,678,240			1,835,578
Other liabilities	140,529			134,599			83,292
Stockholders’ equity	1,000,596			828,102			692,524
Total liabilities and stockholders’ equity	$7,864,346			$7,491,650			$6,738,286

Net interest income		$296,910			$293,431			$241,632
Net interest spread		3.14%			3.48%			3.66%
Net interest margin		4.06%			4.23%			3.87%
Net interest margin (on a FTE basis)[2]		4.12%			4.29%			3.95%
[1] Includes loans held-for-investment, including nonaccrual loans, and loans held-for-sale.
[2] See section entitled “Non-GAAP Financial Measures and Reconciliations” for information regarding these non-GAAP financial measures and a reconciliation to the most comparable GAAP equivalent.

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

	For the year ended December 31,			For the year ended December 31,
	2024 Versus 2023 Increase (Decrease) Due to:			2023 Versus 2022 Increase (Decrease) Due to:
(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest Earning Assets
Loans[1]	$21,512	$14,810	$36,322	$86,596	$51,053	$137,649
Investment securities	2,158	(722)	1,436	4,835	(988)	3,847
Interest-bearing cash	(773)	8,871	8,098	6,788	(1,417)	5,371
Total earning assets	22,897	22,959	45,856	98,219	48,648	146,867
Interest-bearing liabilities
Demand and NOW deposits	2,822	8,617	11,439	7,520	2,279	9,799
Savings deposits	350	(192)	158	1,939	(62)	1,877
Money market deposits	16,810	532	17,342	22,436	(905)	21,531
Certificates of deposits	10,107	10,250	20,357	39,086	15,908	54,994
Total deposits	30,089	19,207	49,296	70,981	17,220	88,201
Repurchase agreements	(280)	243	(37)	130	(24)	106
Total deposits and repurchase agreements	29,809	19,450	49,259	71,111	17,196	88,307
FHLB borrowings	1,257	(8,042)	(6,785)	5,528	1,872	7,400
Other long-term borrowings	109	(206)	(97)	(406)	(233)	(639)
Total interest-bearing liabilities	31,175	11,202	42,377	76,233	18,835	95,068
Net interest income	$(8,278)	$11,757	$3,479	$21,986	$29,813	$51,799
[1] Includes loans held-for-investment, including nonaccrual loans, and loans held-for-sale.
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
The provision for credit losses totaled $27.6 million in 2024, an increase of $9.3 million compared to 2023, primarily due to a $13.6 million provision for credit loss on a specific customer in our commercial and industrial (C&I) loan portfolio in 2024.
Net charge-offs in 2024 were $20.4 million, or a ratio of net charge-offs to average loans of 0.32%, compared to net charge-offs of $7.8 million, or a ratio of net charge-offs to average loans of 0.13%, in 2023. The increase in net charge-offs in 2024 is primarily due to a $16.7 million net charge-off on a specific customer in our C&I loan portfolio.
The allowance for credit losses as a percentage of total loans was 1.38% at December 31, 2024, compared to 1.28% at December 31, 2023. The ratio of nonperforming assets to total assets was 0.92% at December 31, 2024, compared to 0.85% at December 31, 2023.
For a further discussion of the allowance for credit losses, refer to the “Allowance for Credit Losses” section of this financial review.

Noninterest Income
The following table presents noninterest income for the year ended December 31,:

(In thousands)	2024	2023	2022
Service charges on deposit accounts	$9,495	$9,940	$9,857
Treasury management service fees	14,829	11,724	8,827
Credit and debit card fees	11,153	11,681	11,038
Trust and investment advisory fees	5,787	5,693	6,806
Income from mortgage banking services, net	39,014	31,384	46,285
Other	9,514	8,670	6,753
Total noninterest income	$89,792	$79,092	$89,566
Noninterest income totaled $89.8 million in 2024, an increase of $10.7 million from 2023, primarily due to increases in treasury management service fees and income from mortgage banking services, net.
Service charges on deposit accounts includes overdraft and non-sufficient funds charges, and other maintenance fees on deposit accounts. Service charges on deposit accounts decreased $0.4 million for the year ended December 31, 2024 compared to 2023, primarily due to a decrease in insufficient funds and overdraft fees.
Treasury management service fees include financial information management, accounts receivable management, accounts payable services, fraud mitigation services, and cash flow management. Treasury management service fees increased $3.1 million, primarily due to an overall increase in our business customer base as well as an increase in products and services provided to our existing customer base.
Credit and debit card fees represent interchange income from credit and debit card activity and referral fees earned from processing fees on card transactions by our business customers. Credit and debit card fees decreased $0.5 million for the year ended December 31, 2024 compared to 2023, primarily due to a decrease in card transaction volumes.
Trust and investment advisory fees represent fees we receive in connection with our investment advisory and custodial management services of investment accounts. Trust and investment advisory fees increased $0.1 million for the year ended December 31, 2024 compared to 2023, primarily due to higher average assets under management.
The components of income from mortgage banking services, net, were as follows for the year ended December 31,:

(In thousands)	2024	2023	2022
Net sale gains and fees from mortgage loan originations, including loans held-for-sale changes in fair value and hedging	$18,855	$14,275	$18,924
Mortgage servicing income	16,973	15,674	15,088
MSR capitalization and changes in fair value, net of derivative activity	3,186	1,435	12,273
Income from mortgage banking services, net	$39,014	$31,384	$46,285
Income from mortgage banking services increased $7.6 million in 2024, compared to 2023. We experienced an increase of $4.6 million in 2024, compared to 2023, in revenue related to net sale gains and fees from mortgage loan originations, including fair value changes in the held-for-sale portfolio and hedging activity. Total loan originations for sale were $1.1 billion in 2024, an increase of $0.3 billion from $0.8 billion in 2023. We retain servicing rights on the majority of mortgage loans that we sell, which drove the increase in servicing income of $1.3 million to $17.0 million in 2024, from $15.7 million in 2023. MSR capitalization and changes in fair value, net of derivative activity, increased $1.8 million in 2024, compared to 2023. Revenue was higher in 2024, compared to 2023 due to an increase in MSR capitalization of $3.0 million partially offset by a decrease in MSR fair value, net of derivative activity of $1.2 million. We recognize fair value adjustments to our MSR asset, which includes changes in assumptions to the valuation model and pay-offs and pay-downs of the MSR portfolio. See the impact of changes to our key MSR valuation assumptions in the table below.

The following table shows the hypothetical effect on the fair value of our MSRs when applying certain unfavorable variations of key assumptions to these assets as of December 31, 2024.

(In thousands)	10%	20%
Discount rate	$(3,656)	$(6,709)
Total prepayment speeds	(3,091)	(5,623)
Cost of servicing each loan	(1,330)	(2,215)
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
Other noninterest income increased $0.8 million for the year ended December 31, 2024 compared to 2023, primarily due to an increase in the cash surrender value of BOLI.
Noninterest Expense
The following table presents noninterest expense for the year ended December 31,:

(In thousands)	2024	2023	2022
Salary and employee benefits	$154,985	$133,231	$134,359
Occupancy and equipment	36,282	33,426	31,344
Amortization of intangible assets	3,549	4,822	4,215
Terminated merger related expenses	13,178	—	—
Merger related expenses	—	—	18,751
Other (Note 16 - Other noninterest expenses)	56,046	51,314	50,457
Total noninterest expenses	$264,040	$222,793	$239,126
Noninterest expenses totaled $264.0 million in 2024, an increase of $41.2 million from 2023, primarily due to an increase in salaries and benefits of $21.8 million as a result of increased head count of C&I bankers and higher levels of variable compensation associated with an increase in mortgage loan originations.
Noninterest expense in 2024 included terminated merger related expenses of $13.2 million. Additional non-recurring expenses include $2.0 million of costs to dispose of a majority of our ATMs and amend our associated service contract as we move to participating in a national ATM network, and a $0.8 million write-off of the Guardian Mortgage trade name as we are in the process of rebranding our residential mortgage business as Sunflower Bank Mortgage Lending. Adjusted noninterest expense, a non-GAAP financial measure, totaled $248.0 million in 2024, an increase of $25.2 million from 2023.
The efficiency ratio for 2024 was 68.28% compared to 59.81% in 2023. The adjusted efficiency ratio, a non-GAAP financial measure, in 2024 was 64.13% compared to 59.81% in 2023.
Income Taxes
We had income tax expense in 2024 of $19.5 million, compared to $28.0 million in 2023. The decrease in income tax expense was primarily due to our decreased income during 2024. Our effective tax rate was 20.5% in 2024, compared to 21.3% in 2023. For additional information on our income taxes, see Note 15 - Income Taxes included in our audited consolidated financial statements included elsewhere in this report.

Financial Condition
Balance Sheet
Our total assets were $8.1 billion at December 31, 2024, compared to $7.9 billion at December 31, 2023. Our total loans held-for-investment, net of deferred fees, costs, premiums and discounts were $6.4 billion at December 31, 2024, an increase of $0.1 billion from 2023, which was due to organic growth.
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
Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no trading securities in our investment portfolio as of December 31, 2024 and 2023. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest.
Our securities available-for-sale decreased by $47.7 million to $469.1 million at December 31, 2024, compared to December 31, 2023. The decrease was primarily due to amortization of the portfolio. Securities held-to-maturity decreased $1.7 million to $35.2 million at December 31, 2024, compared to December 31, 2023, due to amortization of the portfolio.
The following table is a summary of our investment portfolio as of December 31,:

	2024		2023
(In thousands)	Carrying Amount	% of Portfolio	Carrying Amount	% of Portfolio
Available-for-sale:
U.S. treasury	$31,730	6.8%	$54,234	10.5%
U.S. agency	656	0.2%	1,839	0.4%
Obligations of states and political subdivisions	25,699	5.5%	25,970	5.0%
Mortgage backed - residential	96,279	20.5%	106,433	20.6%
Collateralized mortgage obligations	164,347	35.0%	181,533	35.1%
Mortgage backed - commercial	134,827	28.7%	131,192	25.4%
Other debt	15,538	3.3%	15,556	3.0%
Total available-for-sale	$469,076	100%	$516,757	100%

Held-to-maturity:
Obligations of states and political subdivisions	$25,713	73.0%	$25,542	69.1%
Mortgage backed - residential	6,373	18.0%	7,548	20.4%
Collateralized mortgage obligations	3,156	9.0%	3,893	10.5%
Total held-to-maturity	$35,242	100%	$36,983	100%

The following tables show the weighted average yield to average life of each category of investment securities as of December 31, 2024:

(In thousands)	One year or less		One to five years		Five to ten years		After ten years
	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield
Available-for-sale:
U.S. treasury	$—	—%	$31,730	1.28%	$—	—%	$—	—%
U.S. agency	—	—%	145	6.11%	511	6.06%	—	—%
Obligations of states and political subdivisions	—	—%	—	—%	20,414	3.19%	5,285	2.60%
Mortgage backed - residential	1,314	2.38%	33,825	2.47%	31,688	2.43%	29,452	2.63%
Collateralized mortgage obligations	646	2.52%	34,829	4.03%	108,117	3.40%	20,755	1.83%
Mortgage backed - commercial	5,291	2.05%	70,280	3.55%	59,256	2.60%	—	—%
Other debt	—	—%	3,923	3.71%	9,811	2.52%	1,804	3.75%
Total available-for-sale	$7,251	2.15%	$174,732	3.03%	$229,797	3.01%	$57,296	2.38%

Held-to-maturity:
Obligations of states and political subdivisions	$—	—%	$1,000	2.06%	$—	—%	$24,713	3.52%
Mortgage backed - residential	414	(0.25)%	4,404	2.59%	19	5.92%	1,536	3.26%
Collateralized mortgage obligations	—	—%	3,156	2.81%	—	—%	—	—%
Total held-to-maturity	$414	(0.25)%	$8,560	2.61%	$19	5.92%	$26,249	3.51%
We had no securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Loans
Our loan portfolio represents a broad range of borrowers primarily in our markets in Texas, Kansas, Colorado, New Mexico, Arizona and California primarily comprised of commercial and industrial, commercial real estate, residential real estate, public finance and consumer financing loans. We have a diversified portfolio across a variety of industries, and the portfolio is generally centered in the states in which we have branch offices. Our lending focus continues to be on operating companies, including commercial and industrial loans and lines-of-credit, as well as owner occupied commercial real estate loans.
Total loans, net of deferred fees, costs, premiums and discounts, as of December 31, 2024 and 2023 were $6.4 billion and $6.3 billion, respectively.
The following table sets forth the composition of our loan portfolio, as of December 31,:

	2024		2023
(In thousands)	Amount	% of total loans	Amount	% of total loans
Commercial and industrial	$2,497,772	39.2%	$2,467,688	39.4%
Commercial real estate:
Non-owner occupied	752,861	11.8%	812,235	13.0%
Owner occupied	702,773	11.0%	635,365	10.2%
Construction and land	362,677	5.7%	345,430	5.5%
Multifamily	94,355	1.5%	103,066	1.6%
Total commercial real estate	1,912,666	30.0%	1,896,096	30.3%
Residential real estate	1,180,610	18.5%	1,110,610	17.7%
Public finance	554,784	8.7%	602,913	9.6%
Consumer	41,345	0.6%	36,371	0.6%
Other	189,180	3.0%	153,418	2.4%
Total loans	$6,376,357	100.0%	$6,267,096	100.0%
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
Commercial real estate (“CRE”) loans include owner occupied and non-owner occupied commercial real estate mortgage loans to operating commercial and agricultural businesses, and include both loans for long-term financing of land and buildings and loans made for the initial development or construction of a commercial real estate project. Non-owner occupied CRE loans were 66.7% of the Company’s risk-based capital, or 11.8% of total loans as of December 31, 2024. Non-owner occupied CRE loans associated with office space were $88.8 million, or 1.4% of total loans as of December 31, 2024. Owner occupied CRE loans associated with office space were $186.3 million, or 2.9% of total loans as of December 31, 2024.
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

Maturities and Sensitivity of Loans to Changes in Interest Rates
The information in the following tables is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following tables summarize the loan maturity distribution by type and related interest rate characteristics as of December 31, 2024:

(In thousands)	One year or less	After one through five years	After five through 15 years	After 15 years	Total
Commercial and industrial	$404,142	$1,781,854	$288,662	$23,114	$2,497,772
Commercial real estate	308,933	1,137,367	410,388	55,978	1,912,666
Residential real estate	111,379	35,410	59,475	974,346	1,180,610
Public finance	28,317	146,651	284,789	95,027	554,784
Consumer	15,467	10,386	15,298	194	41,345
Other	57,013	110,319	18,238	3,610	189,180
Total loans	$925,251	$3,221,987	$1,076,850	$1,152,269	$6,376,357

(In thousands)	One year or less	After one through five years	After five through 15 years	After 15 years	Total	Total Loans Maturing After 1 Year
Loans maturing with:
Fixed interest rates
Commercial and industrial	$22,157	$262,652	$188,639	$530	$473,978	$451,821
Commercial real estate	154,122	571,047	69,059	1,282	795,510	641,388
Residential real estate	83,156	27,672	42,972	310,085	463,885	380,729
Public finance	25,676	146,651	281,455	95,027	548,809	523,133
Consumer	6,592	8,668	15,135	—	30,395	23,803
Other	10,770	25,749	17,450	3,610	57,579	46,809
Total fixed interest rate loans	$302,473	$1,042,439	$614,710	$410,534	$2,370,156	$2,067,683
Floating or adjustable interest rates
Commercial and industrial	$381,985	$1,519,202	$100,023	$22,584	$2,023,794	$1,641,809
Commercial real estate	154,811	566,320	341,329	54,696	1,117,156	962,345
Residential real estate	28,223	7,738	16,503	664,261	716,725	688,502
Public finance	2,641	—	3,334	—	5,975	3,334
Consumer	8,875	1,718	163	194	10,950	2,075
Other	46,243	84,570	788	—	131,601	85,358
Total floating or adjustable interest rate loans	$622,778	$2,179,548	$462,140	$741,735	$4,006,201	$3,383,423
Total loans	$925,251	$3,221,987	$1,076,850	$1,152,269	$6,376,357	$5,451,106
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

The following table presents, by loan type, the changes in the allowance for credit losses for the years ended December 31,:

(In thousands)	2024	2023	2022
Balance, beginning of period	$80,398	$65,917	$47,547
Impact of adopting ASC 326	—	5,256	—
Adjusted beginning balance	$80,398	$71,173	$47,547
Loan charge-offs:
Commercial and industrial	(20,743)	(9,242)	(2,321)
Commercial real estate	(475)	(83)	—
Residential real estate	(38)	(13)	(122)
Public finance	—	—	—
Consumer	(438)	(334)	(144)
Other	—	—	—
Total loan charge-offs	(21,694)	(9,672)	(2,587)
Recoveries of loans previously charged-off:
Commercial and industrial	1,181	1,118	2,236
Commercial real estate	9	12	388
Residential real estate	8	682	221
Public finance	—	—	—
Consumer	119	50	62
Other	—	—	—
Total loan recoveries	1,317	1,862	2,907
Net (charge-offs) recoveries	(20,377)	(7,810)	320
Provision for credit losses[1]	28,200	17,035	18,050
Balance, end of period	$88,221	$80,398	$65,917
Allowance for credit losses to total loans	1.38%	1.28%	1.12%
Ratio of net charge-offs to average loans outstanding	0.32%	0.13%	(0.01)%
[1] For the years ended December 31, 2024, 2023 and 2022 we recorded a provision for credit losses on unfunded commitments of $(650), $1,212 and $525, respectively. For further information, see Note 3 - Loans.

The following table presents net charge-offs (recoveries) to average loans outstanding by loan category for the years ended December 31,:

(In thousands)	2024	2023	2022
Commercial and industrial	0.69%	0.30%	—%
Commercial real estate	0.03%	—%	(0.03)%
Residential real estate	—%	(0.07)%	(0.01)%
Public finance	—%	—%	—%
Consumer	0.79%	0.70%	0.21%
Other	—%	—%	—%

Allocation of Allowance for Credit Losses
The following table presents the allocation of the allowance for credit losses by category and the percentage of the allocation of the allowance for credit losses by category to total loans listed as of December 31,:

	2024		2023
(In thousands)	Allowance Amount	% of loans in each category to total loans	Allowance Amount	% of loans in each category to total loans
Commercial and industrial	$37,912	39.2%	$29,523	39.4%
Commercial real estate	28,323	30.0%	27,546	30.3%
Residential real estate	15,450	18.5%	16,345	17.7%
Public finance	4,750	8.7%	5,337	9.6%
Consumer	750	0.6%	717	0.6%
Other	1,036	3.0%	930	2.4%
Total	$88,221	100.0%	$80,398	100.0%
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
The following table sets forth our nonperforming assets as of December 31,:

(In thousands)	2024	2023
Nonaccrual loans:
Commercial and industrial	$28,314	$8,004
Commercial real estate	9,302	4,063
Residential real estate	20,220	22,413
Public finance	7,226	—
Consumer	64	10
Other	2,391	2,837
Total nonaccrual loans	67,517	37,327
Accrual loans greater than 90 days past due	1,533	25,816
Total nonperforming loans	69,050	63,143
Other real estate owned and foreclosed assets, net	5,138	4,100
Total nonperforming assets	$74,188	$67,243
Nonaccrual loans to total loans	1.06%	0.60%
Nonperforming loans to total loans	1.08%	1.01%
Nonperforming assets to total assets	0.92%	0.85%
Allowance for credit losses to nonaccrual loans	130.66%	215.39%

Deposits
Deposits represent our primary source of funds. Total deposits increased by $0.3 billion to $6.7 billion at December 31, 2024, compared to December 31, 2023.
We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. The following table presents our deposits by customer type as of December 31,:

($ in thousands)	2024	2023
Consumer
Noninterest bearing deposit accounts	$410,303	$360,168
Interest-bearing deposit accounts:
Demand and NOW deposits	61,987	36,162
Savings deposits	326,916	343,291
Money market deposits	1,516,577	1,196,645
Certificates of deposits	1,069,704	1,437,537
Total interest-bearing deposit accounts	2,975,184	3,013,635
Total consumer deposits	$3,385,487	$3,373,803
Business
Noninterest bearing deposit accounts	$1,130,855	$1,170,338
Interest-bearing deposit accounts:
Demand and NOW deposits	669,417	555,197
Savings deposits	75,422	80,802
Money market deposits	915,208	825,811
Certificates of deposits	51,131	87,407
Total interest-bearing deposit accounts	1,711,178	1,549,217
Total business deposits	$2,842,033	$2,719,555
Wholesale deposits[1]	$444,740	$280,745
Total deposits	$6,672,260	$6,374,103
[1] Wholesale deposits consist of brokered deposits included in our consolidated balance sheets within interest-bearing accounts and in Note 9 - Deposits within certificates of deposits and savings and money market accounts.

	2024		2023
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid

Noninterest-bearing demand deposit accounts	$1,542,808	—%	$1,678,240	—%
Interest-bearing deposit accounts:
Interest-bearing demand accounts	592,381	3.79%	344,242	3.26%
Savings accounts and money market accounts	2,574,559	1.88%	2,576,064	1.20%
NOW accounts	40,742	1.34%	41,182	0.82%
Certificate of deposit accounts	1,756,755	4.51%	1,512,638	3.89%
Total interest-bearing deposit accounts	4,964,437	3.03%	4,474,126	2.27%
Total deposits	$6,507,245	2.32%	$6,152,366	1.65%
As of December 31, 2024 and December 31, 2023, approximately $2.3 billion or 34.8% and $2.0 billion or 31.2%, respectively, of our deposit portfolio was uninsured. As of December 31, 2024 and December 31, 2023, approximately $1.7 billion or 25.2% and $1.6 billion or 25.1%, respectively, of our deposit portfolio was uninsured and uncollateralized. The uninsured and uninsured and uncollateralized amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.

We actively participate in the IntraFi Cash Service (“ICS”) / Certificate of Deposit Account Registry Service (“CDARS”) program which provides FDIC insurance coverage for clients that maintain larger deposit balances. Deposits in the ICS / CDARS program totaled $0.7 billion, or 11.1% of all deposits as of December 31, 2024, and $0.6 billion, or 9.2% of all deposits as of December 31, 2023.
The following table sets forth the portion of the Bank's certificates of deposit, by account, that are in excess of the FDIC insurance limit, by remaining time until maturity, as of December 31, 2024:

(In thousands)
Three months or less	$51,948
Over three months through six months	122,659
Over six through twelve months	51,536
Over twelve months through three years	7,609
Over three years	1,307
Total	$235,059
Liquidity
Liquidity refers to our ability to maintain cash flow that is adequate to fund operations, support asset growth, maintain reserve requirements and meet present and future obligations of deposit withdrawals, lending obligations and other contractual obligations.
FirstSun (Parent Company)
FirstSun has routine funding requirements consisting primarily of operating expenses, debt service, and funds used for acquisitions. FirstSun can obtain funding to meet its obligations from dividends collected from its subsidiaries, primarily the Bank, and through the issuance of FirstSun common stock and varying forms of debt. At December 31, 2024, FirstSun had available cash and cash equivalents of $109.0 million and debt outstanding of $78.9 million. Management believes FirstSun has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The Bank may declare dividends without prior regulatory approval that do not exceed the total of retained net income for the current year combined with its retained net income for the preceding two years, subject to maintenance of minimum capital requirements. Prior regulatory approval to pay dividends was not required in 2023 or 2024 and is not currently required. At December 31, 2024, the Bank could pay dividends to FirstSun of approximately $226.6 million without prior regulatory approval. During the year ended December 31, 2024, the Bank did not pay a dividend to FirstSun. During the year ended December 31, 2024, Logia paid dividends totaling $0.7 million to FirstSun.
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
At December 31, 2024, our liquid assets, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $607.6 million, or 7.5% of total assets, compared to $473.0 million, or 6.0% of total assets, at December 31, 2023. At December 31, 2024, approximately 91% of the investment securities portfolio was pledged as collateral to secure public deposits and repurchase agreements. Our unencumbered available-for-sale securities at December 31, 2024 were $34.5 million, or 0.4% of total assets, compared to $81.5 million, or 1.0% of total assets, at December 31, 2023.
The liability portion of our balance sheet serves as a primary source of liquidity. We plan to meet our future cash needs primarily through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At December 31, 2024, loans as a percentage of customer deposits were 95.6%, compared with 98.3% at December 31, 2023. For additional information related to our deposits, see Deposits section above. We are also a member of the FHLB and FRB, from which we can borrow for leverage or liquidity purposes. The FHLB and FRB requires that securities and qualifying loans be pledged to secure any advances. Liquidity sources available to us for immediate funding at December 31, 2024, are as follows:

FHLB borrowings available	$1,385,345
Fed Funds lines	1,973,407
Unused lines with other financial institutions	160,000
Immediate funding availability	$3,518,752
Management believes the Bank has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Capital
Stockholders’ equity at December 31, 2024 was $1,041.4 million, compared to $877.2 million at 2023, an increase of $164.2 million, or 18.7%. The increase in stockholders’ equity relates primarily to net income for the year ended December 31, 2024 and issuance of FirstSun common stock in January 2024. We did not pay a dividend to our common shareholders during the years ended December 31, 2024 or 2023.
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
The following table summarizes our material contractual obligations as of December 31, 2024. Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.

(In thousands)	Note Reference	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Deposits:
Deposits without a stated maturity	9	$5,106,685	$5,106,685	$—	$—	$—
Certificates of deposit	9	1,565,575	1,501,442	56,508	5,377	2,248
Securities sold under agreements to repurchase	10	14,699	14,699	—	—	—
Short-term debt:
FHLB term advances	11	135,000	135,000	—	—	—
Long-term debt:
Subordinated debt	11	78,919	—	—	—	78,919
Operating leases	23	26,112	7,339	9,035	5,899	3,839
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
Additionally our simulation model incorporates various key assumptions which we believe are reasonable but may have an impact on the results such as: (1) we assume certain correlation rates, often referred to as “deposit beta,” for interest-bearing deposits, wherein the rates paid to customers change relative to changes in benchmark interest rates, (2) cash flows and maturities of interest sensitive assets and liabilities, (3) re-pricing characteristics for market rate sensitive instruments, (4) prepayment rates and product mix of assets and liabilities, and (5) simulations do not contemplate any actions management may undertake in response to changes in interest rates. Because of limitations in any approach used to measure interest rate risk, simulation results are not intended to forecast actual results driven by the effect of a change in market rates but to better plan and execute appropriate asset-liability management strategies and manage our interest rate risk.
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

	% Change in Net Interest Income As of December 31,		% Change in Economic Value of Equity As of December 31,
Changes in Interest Rate (Basis Points)	2024	2023	2024	2023

+300	5.4%	4.3%	(8.9)%	(13.2)%
+200	3.6%	2.9%	(5.8)%	(8.9)%
+100	1.6%	1.3%	(2.7)%	(4.7)%
Base	—%	—%	—%	—%
-100	1.2%	0.3%	2.8%	3.5%
-200	1.0%	0.7%	3.4%	6.4%
-300	(0.7)%	(0.9)%	2.0%	8.0%

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of
FirstSun Capital Bancorp and Subsidiaries
Denver, Colorado
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FirstSun Capital Bancorp and Subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph - Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2023 due to the adoption of ASU 2016-13 Financial Instruments – Credit Losses (ASC Topic 326). The Company adopted the new credit loss standard using the modified retrospective method such that amounts in periods prior to January 1, 2023 are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles.
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

Dallas, Texas
March 7, 2025

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Balance Sheets
As of December 31,

(In thousands, except par and share amounts)	2024	2023
Assets
Cash and cash equivalents	$615,917	$479,362
Securities available-for-sale, at fair value	469,076	516,757
Securities held-to-maturity, fair value of $29,563 and $32,181, respectively	35,242	36,983
Loans held-for-sale, at fair value	61,825	54,212
Loans, net of allowance for credit losses of $88,221 and $80,398, respectively	6,288,136	6,186,698
Mortgage servicing rights, at fair value	84,258	76,701
Premises and equipment, net	82,483	84,842
Other real estate owned and foreclosed assets, net	5,138	4,100
Bank-owned life insurance	81,115	79,851
Restricted equity securities	28,917	38,072
Goodwill	93,483	93,483
Core deposits and other intangible assets, net	7,434	10,984
Accrued interest receivable	32,102	37,099
Deferred tax assets, net	41,195	46,259
Prepaid expenses and other assets	171,066	134,321
Total assets	$8,097,387	$7,879,724

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing accounts	$1,541,158	$1,530,506
Interest-bearing accounts	5,131,102	4,843,597
Total deposits	6,672,260	6,374,103
Securities sold under agreements to repurchase	14,699	24,693
Federal Home Loan Bank advances	135,000	389,468
Subordinated debt, net	75,841	75,313
Accrued interest payable	8,705	13,580
Accrued expenses and other liabilities	149,516	125,370
Total liabilities	7,056,021	7,002,527

Commitments and contingencies (Note 22)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued or outstanding, respectively	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 27,709,679 and 24,960,639 shares issued; 27,709,679 and 24,960,639 shares outstanding, respectively	3	2
Additional paid-in capital	547,325	462,680
Retained earnings	533,150	457,522
Accumulated other comprehensive loss, net	(39,112)	(43,007)
Total stockholders’ equity	1,041,366	877,197
Total liabilities and stockholders’ equity	$8,097,387	$7,879,724
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
For the years ended December 31,

(In thousands, except per share amounts)	2024	2023	2022
Interest income:
Interest and fee income on loans:
Taxable	$404,040	$366,523	$228,967
Tax exempt	17,919	19,114	19,021
Interest and dividend income on securities:
Taxable	18,454	17,014	13,176
Tax exempt	14	18	9
Other interest income	19,113	11,015	5,644
Total interest income	459,540	413,684	266,817
Interest expense:
Interest expense on deposits	150,651	101,355	13,154
Interest expense on securities sold under agreements to repurchase	188	225	119
Interest expense on other borrowed funds	11,791	18,673	11,912
Total interest expense	162,630	120,253	25,185
Net interest income	296,910	293,431	241,632
Provision for credit losses	27,550	18,247	18,050
Net interest income after credit loss expense	269,360	275,184	223,582
Noninterest income:
Service charges on deposit accounts	9,495	9,940	9,857
Treasury management service fees	14,829	11,724	8,827
Credit and debit card fees	11,153	11,681	11,038
Trust and investment advisory fees	5,787	5,693	6,806
Income from mortgage banking services, net	39,014	31,384	46,285
(Loss) gain on other real estate owned and foreclosed assets activity, net	(28)	(106)	164
Other noninterest income	9,542	8,776	6,589
Total noninterest income	89,792	79,092	89,566
Noninterest expense:
Salary and employee benefits	154,985	133,231	134,359
Occupancy and equipment	36,282	33,426	31,344
Amortization and impairment of intangible assets	3,549	4,822	4,215
Terminated merger related expenses	13,178	—	—
Merger related expenses	—	—	18,751
Other noninterest expenses	56,046	51,314	50,457
Total noninterest expense	264,040	222,793	239,126
Income before income taxes	95,112	131,483	74,022
Provision for income taxes	19,484	27,950	14,840
Net income	$75,628	$103,533	$59,182
Other comprehensive income (loss):
Net unrealized gain (loss) on securities available-for-sale	3,895	976	(45,647)
Other comprehensive income (loss)	3,895	976	(45,647)
Comprehensive income	$79,523	$104,509	$13,535

Earnings per share:
Net income available to common stockholders	$75,628	$103,533	$59,182
Basic	$2.76	$4.15	$2.55
Diluted	$2.69	$4.08	$2.48
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the years ended December 31,

(in thousands, except share amounts)	Issued shares of common stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance as of January 1, 2022	19,903,342	$2	$261,905	$(38,148)	$298,615	$1,664	$524,038
Merger with Pioneer Bancshares, Inc. (Issuance of treasury stock 1,557,054 shares)	4,910,412	—	197,946	38,148	—	—	236,094
Issuance of common stock on restricted stock grants (See Note 14 - Stockholders’ Equity)	11,344	—	270	—	—	—	270
Stock option exercises	95,886	—	(579)	—	—	—	(579)
Share-based compensation, net of forfeitures	—	—	1,178	—	—	—	1,178
Net income	—	—	—	—	59,182	—	59,182
Other comprehensive loss	—	—	—	—	—	(45,647)	(45,647)
Balance as of December 31, 2022	24,920,984	$2	$460,720	$—	$357,797	$(43,983)	$774,536
Cumulative effect of accounting change	—	—	—	—	(3,808)	—	(3,808)
Adjusted beginning balance	24,920,984	2	460,720	—	353,989	(43,983)	770,728
Issuance of common stock on restricted stock grants (See Note 14 - Stockholders’ Equity)	15,007	—	371	—	—	—	371
Stock option exercises	24,648	—	(167)	—	—	—	(167)
Share-based compensation, net of forfeitures	—	—	1,756	—	—	—	1,756
Net income	—	—	—	—	103,533	—	103,533
Other comprehensive income	—	—	—	—	—	976	976
Balance as of December 31, 2023	24,960,639	$2	$462,680	$—	$457,522	$(43,007)	$877,197
Issuance of common stock, net of issuance costs	2,461,538	1	79,433	—	—	—	79,434
Issuance of common stock on restricted stock grants, net of forfeiture (See Note 14 - Stockholders’ Equity)	10,998	—	464	—	—	—	464
Stock option exercises	276,504	—	2,837	—	—	—	2,837
Share-based compensation, net of forfeitures	—	—	1,911	—	—	—	1,911
Net income	—	—	—	—	75,628	—	75,628
Other comprehensive income	—	—	—	—	—	3,895	3,895
Balance as of December 31, 2024	27,709,679	$3	$547,325	$—	$533,150	$(39,112)	$1,041,366
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Cash Flows
For the year ended December 31,

(In thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$75,628	$103,533	$59,182
Adjustments to reconcile income to net cash provided by operating activities:
Provision for credit losses	27,550	18,247	18,050
Depreciation and amortization on premises and equipment	7,375	7,420	7,953
Deferred tax expense	3,347	3,012	9,203
Amortization of net premium on securities	729	1,004	2,076
Accretion of net discount on acquired loans	(2,530)	(3,204)	(1,308)
Net change in deferred loan origination fees and costs	(132)	(1,178)	1,182
Amortization of core deposits and other intangible assets	2,769	4,822	4,215
Amortization of premium on acquired deposits	(340)	(966)	(1,052)
Accretion of discount on subordinated debt	383	286	254
Amortization of issuance costs on subordinated debt	147	147	145
Accretion of discount on convertible notes payable	—	101	1,131
Accretion of discount on Federal Home Loan Bank advances	—	—	76
Increase in cash surrender value of bank-owned life insurance	(1,989)	(1,928)	(1,682)
Impairment of premises and equipment	—	—	720
Impairment of other real estate owned and foreclosed assets	133	286	94
Impairment of other intangible assets	780	—	—
Federal Home Loan Bank stock dividends	(789)	(1,560)	(712)
Share-based compensation expense	2,375	2,127	1,448
Decrease (increase) in fair value of mortgage servicing rights	4,714	6,649	(12,418)
Net loss on disposal of premises and equipment	397	120	86
Net loss (gain) on other real estate owned and foreclosed assets activity	28	106	(164)
Net gain on sales of loans held-for-sale	(6,959)	(3,491)	(11,782)
Origination of loans held-for-sale	(1,088,457)	(791,017)	(1,090,759)
Proceeds from sales of loans held-for-sale	1,075,747	788,367	1,137,793
Changes in operating assets and liabilities:
Lease right-of-use assets	(304)	(660)	3,282
Accrued interest receivable	4,997	(8,556)	(9,835)
Prepaid expenses and other assets	(16,086)	(11,397)	(22,992)
Accrued interest payable	(4,875)	7,782	3,022
Accrued expenses and other liabilities	16,482	5,124	(293)
Net cash provided by operating activities	$101,120	$125,176	$96,915
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Cash Flows (continued)
For the years ended December 31,

(In thousands)	2024	2023	2022
Cash flows from operating activities: (previous page)	$101,120	$125,176	$96,915
Cash flows from investing activities:
Cash acquired in excess of cash paid in connection with Pioneer Merger	—	—	444,542
Purchases of held-to-maturity securities	—	—	(335)
Proceeds from maturities of held-to-maturity securities	1,849	2,007	3,626
Purchases of available-for-sale securities	(9,425)	(21,555)	(66,606)
Proceeds from sales or maturities of available-for-sale securities	60,309	41,669	170,410
Loan originations, net of repayments	(129,465)	(362,778)	(1,064,293)
Purchases of premises and equipment	(5,412)	(4,268)	(2,196)
Proceeds from sales of premises and equipment	—	—	2
Proceeds from sales of other real estate owned and foreclosed assets	1,077	5,952	867
Proceeds from bank-owned life insurance	725	—	—
Purchases of restricted equity securities	(44,721)	(51,076)	(39,785)
Proceeds from the sale or redemption of restricted equity securities	54,665	64,779	15,842
Purchase of other investments	(11,769)	(2,677)	(939)
Proceeds from the sale or redemption of other investments	1,296	668	745
Net cash used in investing activities	(80,871)	(327,279)	(538,120)
Cash flows from financing activities:
Net change in deposits	298,497	610,007	(280,914)
Net change in securities sold under agreements to repurchase	(9,994)	(12,028)	(55,372)
Proceeds from Federal Home Loan Bank advances	5,460,410	2,041,468	760,885
Repayments of Federal Home Loan Bank advances	(5,714,878)	(2,295,885)	(317,000)
Proceeds from subordinated debt, net	—	—	24,466
Proceeds from issuance of common stock, net of issuance costs	82,271	(167)	(579)
Repayments of convertible notes payable	—	(5,456)	(15,217)
Net cash provided by financing activities	116,306	337,939	116,269
Net increase (decrease) in cash and cash equivalents	136,555	135,836	(324,936)
Cash and cash equivalents, beginning of period	479,362	343,526	668,462
Cash and cash equivalents, end of period	$615,917	$479,362	$343,526

Supplemental disclosures of cash flow information:
Interest paid on deposits	$155,027	$92,085	$12,040
Interest paid on borrowed funds	$12,099	$20,459	$14,118
Cash paid for income taxes, net	$14,940	$28,459	$6,183
Non-cash investing and financing activities:
Assets acquired from merger with Pioneer Bancshares, Inc.	$—	$—	$1,085,506
Liabilities assumed from merger with Pioneer Bancshares, Inc.	$—	$—	$1,354,387
Right-of-use lease assets obtained in exchange for lessee operating lease liabilities	$4,960	$2,696	$35,212
Net change in unrealized gain (loss) on available-for-sale securities	$5,156	$1,291	$(45,647)
Loan charge-offs	$21,694	$9,672	$2,587
Premises and equipment transferred to other real estate owned and foreclosed assets	$—	$—	$338
Loans transferred to other real estate owned and foreclosed assets	$2,275	$4,086	$1,331
Mortgage servicing rights resulting from sale or securitization of mortgage loans	$12,271	$9,253	$14,287
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
b.Nature of Operations - The Bank’s headquarters are located in Dallas, Texas. The Bank primarily operates throughout Texas, Kansas, Colorado, New Mexico, Arizona and California providing a full range of commercial and consumer banking and financial services to small and medium-sized companies. Its primary deposit products are checking, savings and term certificate accounts. Its primary wealth management and trust products are private banking, personal trust and agency accounts, employee benefit and retirement related trust and agency accounts, investment management and advisory agency accounts, and foundation and endowment trust and agency accounts. Its primary lending products are residential mortgage, commercial and consumer loans. Substantially all loans are secured by specific items of collateral, including business assets, consumer assets, and commercial and residential real estate. Commercial and industrial loans are generally expected to be repaid from the borrower’s cash flow from operations.
c.Terminated Merger with HomeStreet - On November 18, 2024, FirstSun, Dynamis Subsidiary, Inc. and HomeStreet, Inc. agreed to terminate their previously announced merger agreement, originally announced on January 16, 2024, and amended on April 30, 2024, pursuant to a mutual termination agreement.
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
f.Concentration of Credit Risk - We have a significant concentration in commercial and industrial loans and residential real estate within Texas, Kansas, Colorado, New Mexico and Arizona. When necessary, we perform credit evaluations on our customers' financial condition and often request additional guarantees and forms of collateral from our customers. These financial evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, historical payment patterns, cash flow needs and deposit balances (particularly in light of recent developments in the banking industry) and bad debt write-off experience. Declines in the local or statewide economies could have an adverse impact on our borrowers’ financial condition. Specifically, inflation and higher interest rates, along with monetary events, can cause some of our business customers who have greater operating cash needs to draw on their deposits with us to meet expenses. Adverse developments affecting real estate values in one or more of our markets could increase our credit risk associated with our loan portfolio. Additionally, if loans are not repaid according to their terms, the collateral securing the loans, in those cases where real estate serves as the primary collateral, may not have value equal to the amounts owed under the loan. We did not exceed regulatory concentration monitoring levels as of December 31, 2024 or 2023.
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
In March of 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses: Troubled Debt Restructurings and Vintage Disclosures, which we adopted the amendments in this ASU as of January 1, 2023 prospectively.
In November of 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. We adopted the amendments in this ASU on January 1, 2024. A description of each business and the methodologies used to measure financial performance is described in Note 21 - Segment Information.

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
j.Cash and Cash Equivalents - Cash and cash equivalents include cash, cash items in process of collection, deposits with other financial institutions and federal funds sold. For purposes of the consolidated statements of cash flows, we consider all federal funds sold and interest-bearing deposits at other financial institutions to be cash and cash equivalents, all with original maturities of less than 90 days. Cash held at depository institutions at times may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. Cash deposits are with financial institutions that we believe to be reputable and we do not anticipate realizing any losses from these cash deposits. As of December 31, 2024 and 2023, we have complied with all regulatory cash reserve and clearing requirements. Cash and cash equivalents were as follows as of December 31,:

	2024	2023
Federal Reserve Bank	$560,142	$437,855
Federal Home Loan Bank	2,470	1,173
Other	13,120	10,870
Total cash due from depository institutions	575,732	449,898
Cash on hand and noninterest-bearing accounts	40,185	29,464
Total cash and cash equivalents	$615,917	$479,362
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
m.Loans Receivable - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff, are reported at the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs, fair value hedge accounting adjustments, and an allowance for credit losses.
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
As a part of our mortgage servicing responsibilities, we advance funds when the borrower fails to meet contractual payments (e.g. principal, interest, property taxes, and insurance). We also advance funds to maintain, report, and market foreclosed real estate properties on behalf of investors. These advances are collectively known as servicer related advances. Such advances are recovered from borrowers for reinstated and performing loans and from investors for foreclosed loans. We record an ACL on outstanding servicer advances when we determine that based on all available information, that a credit loss is expected, and that all contractual amounts due will not be recovered. There was no ACL on outstanding servicer advances as of December 31, 2024 and 2023, respectively.
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
s.Restricted Equity Securities - Restricted equity securities consist of capital stock of the Federal Home Loan Bank of Dallas (FHLB) and the Federal Reserve Bank of Dallas (FRB). Such stock is not readily marketable, and accordingly, is carried at cost. Members of the FHLB are required to own a certain amount of stock based on the level of borrowings and other factors. As a national banking association, the Bank is required to own stock of its regional FRB. FRB and FHLB stock are periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.
Restricted equity securities consisted of the following:

	2024	2023
Federal Home Loan Bank stock	$11,739	$20,945
Federal Reserve Bank stock	17,178	17,127
Total restricted equity securities	$28,917	$38,072
t.Goodwill - The excess purchase price of acquired businesses over the fair value of identifiable assets acquired and liabilities assumed is recognized as goodwill. Goodwill is evaluated for impairment on an annual basis, or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. Our evaluation may consist of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. Factors considered in the qualitative assessment include general economic conditions, conditions of the industry and markets in which we operate, regulatory developments, cost factors, and our overall financial performance. We performed our most recent annual goodwill impairment test as of December 31, 2024 and concluded that no impairment existed. No impairment losses have been recognized during the years ended December 31, 2024, 2023 and 2022.
u.Core Deposits and Other Intangible Assets - Core deposits related to the depositor relationship of customers acquired from our business combinations are recognized in the value of core deposits. Our core deposits were valued based on the expected future benefit or earnings capacity attributable to the acquired deposits. These assets have been assigned 10 year lives from the date of acquisition. Other intangible assets include the trade names of First National 1870 and Guardian Mortgage. These trade names provide a source of market recognition to attract potential clients/relationships and retain existing customers. Management has indicated that portions of the business will utilize the First National 1870 trade name into perpetuity; therefore, this trade name has been classified as an indefinite-lived asset. In December 2024, a decision was made to discontinue the use of the Guardian Mortgage tradename (see Note 6 - Core Deposits and Other Intangible Assets). Further, we have acquired certain customer relationships relating to wealth management. These customer relationships have been assigned amortization periods of 10 to 16 years.
v.Impairment of Long-lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate an asset may not be recoverable, we estimate the future cash flows expected to result from the use of the asset. If impairment is indicated, an adjustment is made to reduce the carrying amount based on the difference between the future cash flows expected and the carrying amount of the asset. During the years ended December 31, 2024 and 2023 there was no impairment of long-lived assets, respectively. During the year ended December 31, 2022 we recorded impairment of $720 of long-lived assets.
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
The FASB has issued standards associated with the cessation of LIBOR, including ASU 2022-06 that further defers the sunset date of ASU 2020-04 and ASU 2021-01 Reference Rate Reform (Topic 848) from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. We have elected to apply the contract modification guidance included within Topic 848. Since December 31, 2021, we have not issued debt indexed to USD-LIBOR and as of December 31, 2024, we have fully transitioned from the use of LIBOR on all contracts.
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
We have elected not to record leases with an initial term of 12 months or less on our consolidated balance sheets. Lease expense on such leases is recognized on a straight-line basis over the lease term. Further information is presented in Note 23 - Lease Commitments.

aa.Revenue Recognition - Noninterest income within the scope of ASC Topic 606, Revenue From Contracts With Customers is recognized by us when performance obligations, under the terms of the contract, are satisfied. This income is measured as the amount of consideration expected to be received in exchange for the providing of services. The majority of our applicable noninterest income continues to be recognized at the time when services are provided to our customers. Further information is presented in Note 24 - Revenue from Contracts with Customers.
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
ae.Retirement Plan - We have an employee savings plan and trust (the Plan) which qualifies under Section 401(k) of the Internal Revenue Service Code. The Bank’s Trust and Wealth Management department is the Trustee. Substantially all of our full-time employees are eligible to participate in the Plan. Eligible employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. Additional contributions are allowed per the Internal Revenue Service Code for participants who have attained age 50 before the end of the Plan year. We make a matching contribution for each eligible participant equal to 100% of the participant’s elective deferrals which does not exceed 6% of the participant’s compensation. Participants are immediately vested in the matching contribution. Matching contributions to the Plan charged to salary and employee benefits amounted to $6.0 million, $5.3 million and $5.2 million in 2024, 2023 and 2022, respectively.
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
We recognize the financial effects of a tax position only when we believe it can “more likely than not” support the position upon a tax examination by the relevant taxing authority, with a tax examination being presumed to occur. We are no longer subject to examination by taxing authorities for years before 2021. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.
ag.Comprehensive income - Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale, which are recognized as a separate component of equity.
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

NOTE 2 - Securities
The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity debt securities by type follows as of December 31,:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2024
Available-for-sale:
U.S. treasury	$35,224	$—	$(3,494)	$31,730
U.S. agency	665	—	(9)	656
Obligations of states and political subdivisions	27,709	31	(2,041)	25,699
Mortgage backed - residential	111,038	128	(14,887)	96,279
Collateralized mortgage obligations	183,718	3	(19,374)	164,347
Mortgage backed - commercial	147,374	357	(12,904)	134,827
Other debt	15,122	416	—	15,538
Total available-for-sale	$520,850	$935	$(52,709)	$469,076
Held-to-maturity:
Obligations of states and political subdivisions	$25,713	$—	$(4,899)	$20,814
Mortgage backed - residential	6,373	1	(576)	5,798
Collateralized mortgage obligations	3,156	—	(205)	2,951
Total held-to-maturity	$35,242	$1	$(5,680)	$29,563
2023
Available-for-sale:
U.S. treasury	$58,468	$—	$(4,234)	$54,234
U.S. agency	1,872	—	(33)	1,839
Obligations of states and political subdivisions	29,979	—	(4,009)	25,970
Mortgage backed - residential	121,288	119	(14,974)	106,433
Collateralized mortgage obligations	203,394	—	(21,861)	181,533
Mortgage backed - commercial	145,062	497	(14,367)	131,192
Other debt	16,792	—	(1,236)	15,556
Total available-for-sale	$576,855	$616	$(60,714)	$516,757
Held-to-maturity:
Obligations of states and political subdivisions	$25,542	$3	$(3,987)	$21,558
Mortgage backed - residential	7,548	2	(560)	6,990
Collateralized mortgage obligations	3,893	—	(260)	3,633
Total held-to-maturity	$36,983	$5	$(4,807)	$32,181
There was no allowance for credit losses related to our investment securities as of December 31, 2024 and 2023.
As of December 31, 2024 and 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Fair value and unrealized losses on debt securities by type and length of time in a continuous unrealized loss position without an allowance for credit losses were as follows as of December 31,:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Number of Securities
2024
Available-for-sale:
U.S. treasury	$—	$—	$31,730	$(3,494)	$31,730	$(3,494)	4
U.S. agency	—	—	656	(9)	656	(9)	7
Obligations of states and political subdivisions	—	—	22,253	(2,041)	22,253	(2,041)	17
Mortgage backed - residential	3,788	(49)	86,626	(14,838)	90,414	(14,887)	81
Collateralized mortgage obligations	10,785	(12)	146,740	(19,362)	157,525	(19,374)	62
Mortgage backed - commercial	1,705	(51)	112,801	(12,853)	114,506	(12,904)	23
Total available-for-sale	$16,278	$(112)	$400,806	$(52,597)	$417,084	$(52,709)	194
Held-to-maturity:
Obligations of states and political subdivisions	$329	$—	$20,485	$(4,899)	$20,814	$(4,899)	9
Mortgage backed - residential	—	—	5,703	(576)	5,703	(576)	10
Collateralized mortgage obligations	—	—	2,951	(205)	2,951	(205)	5
Total held-to-maturity	$329	$—	$29,139	$(5,680)	$29,468	$(5,680)	24

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Number of Securities
2023
Available-for-sale:
U.S. treasury	$—	$—	$54,234	$(4,234)	$54,234	$(4,234)	9
U.S. agency	—	—	1,839	(33)	1,839	(33)	7
Obligations of states and political subdivisions	—	—	25,970	(4,009)	25,970	(4,009)	19
Mortgage backed - residential	—	—	100,571	(14,974)	100,571	(14,974)	83
Collateralized mortgage obligations	—	—	181,533	(21,861)	181,533	(21,861)	65
Mortgage backed - commercial	4,721	(27)	114,625	(14,340)	119,346	(14,367)	24
Other debt	—	—	15,556	(1,236)	15,556	(1,236)	9
Total available-for-sale	$4,721	$(27)	$494,328	$(60,687)	$499,049	$(60,714)	216
Held-to-maturity:
Obligations of states and political subdivisions	$—	$—	$21,223	$(3,987)	$21,223	$(3,987)	8
Mortgage backed - residential	—	—	6,845	(560)	6,845	(560)	10
Collateralized mortgage obligations	—	—	3,633	(260)	3,633	(260)	5
Total held-to-maturity	$—	$—	$31,701	$(4,807)	$31,701	$(4,807)	23
We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. We do not have plans to sell any of the available-for-sale debt securities with unrealized losses as of December 31, 2024, and we believe it is more likely than not that we would not be required to sell such available-for-sale debt securities before recovery of their amortized cost.
We continue to monitor unrealized loss positions for potential credit impairments. During the years ended December 31, 2024, 2023 and 2022, there were no credit impairments related to our investment securities.
The amortized cost and fair value of our debt securities by contractual maturity as of December 31, 2024 are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or earlier redemptions that may occur.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due within 1 year	$4,534	$4,519
Due after 1 year through 5 years	103,680	97,530
Due after 5 years through 10 years	118,109	107,535
Due after 10 years	294,527	259,492
Total available-for-sale	$520,850	$469,076
Held-to-maturity:
Due after 1 year through 5 years	$846	$828
Due after 5 years through 10 years	1,098	1,060
Due after 10 years	33,298	27,675
Total held-to-maturity	$35,242	$29,563

Securities with a carrying value of $460,387 and $468,679 were pledged to secure public deposits, securities sold under agreements to repurchase and borrowed funds at December 31, 2024 and 2023, respectively.
There were no proceeds from sales and calls of securities for the years ended December 31, 2024 and 2023. For the years ended December 31, 2024, 2023 and 2022 there were no gross investment gains or losses resulting from the sale of securities.
NOTE 3 - Loans
Loans held-for-investment by portfolio type consist of the following as of December 31,:

	2024	2023
Commercial and industrial	$2,497,772	$2,467,688
Commercial real estate:
Non-owner occupied	752,861	812,235
Owner occupied	702,773	635,365
Construction and land	362,677	345,430
Multifamily	94,355	103,066
Total commercial real estate	1,912,666	1,896,096
Residential real estate	1,180,610	1,110,610
Public finance	554,784	602,913
Consumer	41,345	36,371
Other	189,180	153,418
Total loans	$6,376,357	$6,267,096
Allowance for credit losses	(88,221)	(80,398)
Loans, net of allowance for credit losses	$6,288,136	$6,186,698
As of December 31, 2024 and 2023, we had net deferred fees, costs, premiums and discounts of $10,222 and $12,859, respectively, on our loan portfolio.
Accrued interest receivable on loans totaled $29,971 and $34,879 at December 31, 2024 and 2023, respectively, and is included in accrued interest receivable in the accompanying consolidated balance sheets.

The following table presents the activity in the allowance for credit losses by portfolio type for the years ended December 31,:

	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Public Finance	Consumer	Other	Total
2024
Allowance for credit losses:
Balance, beginning of period	$29,523	$27,546	$16,345	$5,337	$717	$930	$80,398
Provision for (benefit from) credit losses	27,951	1,243	(865)	(587)	352	106	28,200
Loans charged-off	(20,743)	(475)	(38)	—	(438)	—	(21,694)
Recoveries	1,181	9	8	—	119	—	1,317
Balance, end of period	$37,912	$28,323	$15,450	$4,750	$750	$1,036	$88,221
2023
Allowance for credit losses:
Balance, beginning of period	$40,785	$19,754	$2,963	$1,664	$352	$399	$65,917
Impact of adopting ASC 326	(13,583)	3,867	10,256	3,890	249	577	5,256
Provision for (benefit from) credit losses	10,445	3,996	2,457	(217)	400	(46)	17,035
Loans charged-off	(9,242)	(83)	(13)	—	(334)	—	(9,672)
Recoveries	1,118	12	682	—	50	—	1,862
Balance, end of period	$29,523	$27,546	$16,345	$5,337	$717	$930	$80,398
2022
Allowance for credit losses:
Balance, beginning of period	$31,622	$13,198	$836	$1,544	$235	$112	$47,547
Provision for credit losses	9,248	6,168	2,028	120	199	287	18,050
Loans charged-off	(2,321)	—	(122)	—	(144)	—	(2,587)
Recoveries	2,236	388	221	—	62	—	2,907
Balance, end of period	$40,785	$19,754	$2,963	$1,664	$352	$399	$65,917
We determine the allowance for credit losses estimate on at least a quarterly basis.
As of December 31, 2024 and 2023, we had an allowance for credit losses on unfunded commitments of $1,659 and $2,309, respectively. For the years ended December 31, 2024, 2023 and 2022, we recorded a provision (benefit) for credit losses on unfunded commitments of $(650), $1,212 and $525, respectively.

The following table presents our loan portfolio aging analysis as of December 31,:

	Loans Not Past Due	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans Greater than 90 Days Past Due, Still Accruing	Nonaccrual	Total
2024
Commercial and industrial	$2,462,455	$6,331	$672	$—	$28,314	$2,497,772
Commercial real estate:
Non-owner occupied	748,237	274	—	—	4,350	752,861
Owner occupied	697,639	1,856	—	—	3,278	702,773
Construction and land	362,677	—	—	—	—	362,677
Multifamily	92,681	—	—	—	1,674	94,355
Total commercial real estate	1,901,234	2,130	—	—	9,302	1,912,666
Residential real estate	1,140,193	17,065	3,117	15	20,220	1,180,610
Public Finance	547,558	—	—	—	7,226	554,784
Consumer	41,245	36	—	—	64	41,345
Other	177,727	7,156	388	1,518	2,391	189,180
Total loans	$6,270,412	$32,718	$4,177	$1,533	$67,517	$6,376,357
2023
Commercial and industrial	$2,420,775	$10,117	$3,782	$25,010	$8,004	$2,467,688
Commercial real estate:
Non-owner occupied	796,477	1,063	10,851	—	3,844	812,235
Owner occupied	626,424	8,269	—	638	34	635,365
Construction and land	345,245	—	—	—	185	345,430
Multifamily	103,066	—	—	—	—	103,066
Total commercial real estate	1,871,212	9,332	10,851	638	4,063	1,896,096
Residential real estate	1,065,438	19,261	3,330	168	22,413	1,110,610
Public Finance	602,913	—	—	—	—	602,913
Consumer	36,357	4	—	—	10	36,371
Other	141,794	8,787	—	—	2,837	153,418
Total loans	$6,138,489	$47,501	$17,963	$25,816	$37,327	$6,267,096
Interest income recorded on nonperforming loans was not material for the years ended December 31, 2024, 2023 and 2022.
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

The following table presents the amortized costs by segment of loans by risk category and origination date as of December 31, 2024 and gross charge-offs by origination date for the year ended December 31, 2024:

	2024	2023	2022	2021	2020	Prior	Revolving Loans Converted to Term	Revolving	Total
Commercial and industrial:
Pass	$490,655	$257,005	$255,402	$221,739	$67,636	$48,713	$76,821	$822,815	$2,240,786
Pass/Watch	1,469	17,131	29,927	19,200	4,373	2,343	322	19,994	94,759
Special Mention	277	13,796	22,630	3,740	345	664	1,901	3,772	47,125
Substandard - Accruing	928	6,359	27,244	22,543	2,862	3,236	6,339	17,277	86,788
Substandard - Nonaccrual	—	2,235	12,689	4,100	2,895	2,459	1,584	1,707	27,669
Doubtful	—	—	—	—	415	—	230	—	645
Total commercial and industrial	$493,329	$296,526	$347,892	$271,322	$78,526	$57,415	$87,197	$865,565	$2,497,772
Gross charge-offs	$—	$—	$—	$19,720	$269	$2	$630	$122	$20,743
Commercial real estate:
Non-owner occupied:
Pass	$40,289	$62,077	$101,213	$126,215	$137,151	$190,618	$7,919	$20,030	$685,512
Pass/Watch	—	—	1,305	23,343	851	6,016	—	17,386	48,901
Special Mention	—	—	—	5,953	—	—	—	—	5,953
Substandard - Accruing	—	2,711	—	—	542	3,399	1,493	—	8,145
Substandard - Nonaccrual	—	—	—	—	—	4,350	—	—	4,350
Total non-owner occupied	$40,289	$64,788	$102,518	$155,511	$138,544	$204,383	$9,412	$37,416	$752,861
Gross charge-offs	$—	$—	$—	$—	$270	$11	$—	$—	$281
Owner occupied:
Pass	$102,994	$78,583	$64,881	$88,399	$90,033	$177,733	$21,049	$5,273	$628,945
Pass/Watch	—	13,933	875	5,515	19,266	3,773	—	—	43,362
Special Mention	—	—	2,268	406	1,870	6,836	—	—	11,380
Substandard - Accruing	—	577	446	—	2,516	12,269	—	—	15,808
Substandard - Nonaccrual	—	—	—	1,167	—	2,111	—	—	3,278
Total owner occupied	$102,994	$93,093	$68,470	$95,487	$113,685	$202,722	$21,049	$5,273	$702,773
Gross charge-offs	$—	$—	$—	$—	$—	$194	$—	$—	$194
Construction & land:
Pass	$15,602	$54,903	$199,050	$6,749	$3,745	$4,414	$3,436	$29,998	$317,897
Pass/Watch	—	—	3,351	—	—	15	—	—	3,366
Special Mention	—	—	41,414	—	—	—	—	—	41,414
Total construction & land	$15,602	$54,903	$243,815	$6,749	$3,745	$4,429	$3,436	$29,998	$362,677
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multifamily:
Pass	$4,408	$1,338	$36,156	$32,878	$4,866	$7,502	$5,533	$—	$92,681
Substandard - Nonaccrual	—	—	1,674	—	—	—	—	—	1,674
Total multifamily	$4,408	$1,338	$37,830	$32,878	$4,866	$7,502	$5,533	$—	$94,355
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total commercial real estate:
Pass	$163,293	$196,901	$401,300	$254,241	$235,795	$380,267	$37,937	$55,301	$1,725,035
Pass/Watch	—	13,933	5,531	28,858	20,117	9,804	—	17,386	95,629
Special Mention	—	—	43,682	6,359	1,870	6,836	—	—	58,747
Substandard - Accruing	—	3,288	446	—	3,058	15,668	1,493	—	23,953
Substandard - Nonaccrual	—	—	1,674	1,167	—	6,461	—	—	9,302
Total commercial real estate:	$163,293	$214,122	$452,633	$290,625	$260,840	$419,036	$39,430	$72,687	$1,912,666
Gross charge-offs	$—	$—	$—	$—	$270	$205	$—	$—	$475

	2024	2023	2022	2021	2020	Prior	Revolving Loans Converted to Term	Revolving	Total
Residential real estate:
Pass	$141,409	$138,915	$549,022	$108,084	$35,720	$151,015	$2,405	$15,201	$1,141,771
Pass/Watch	—	1,405	4,731	4,148	90	6,151	62	994	17,581
Special Mention	—	—	351	—	—	601	—	—	952
Substandard - Accruing	—	—	—	—	—	86	—	—	86
Substandard - Nonaccrual	210	—	10,667	727	2,244	6,284	59	29	20,220
Total residential real estate	$141,619	$140,320	$564,771	$112,959	$38,054	$164,137	$2,526	$16,224	$1,180,610
Gross charge-offs	$—	$—	$—	$—	$—	$38	$—	$—	$38
Public Finance:
Pass	$29,860	$19,986	$—	$42,558	$130,447	$322,066	$—	$2,641	$547,558
Substandard - Nonaccrual	—	—	—	—	—	7,226	—	—	7,226
Total public finance	$29,860	$19,986	$—	$42,558	$130,447	$329,292	$—	$2,641	$554,784
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer:
Pass	$3,949	$1,610	$1,333	$3,793	$7,464	$4,695	$60	$17,665	$40,569
Pass/Watch	—	6	37	104	182	331	1	46	707
Special Mention	—	—	—	1	—	—	—	—	1
Substandard - Accruing	—	—	—	—	—	—	4	—	4
Substandard - Nonaccrual	—	—	—	58	4	2	—	—	64
Total consumer	$3,949	$1,616	$1,370	$3,956	$7,650	$5,028	$65	$17,711	$41,345
Gross charge-offs	$3	$10	$6	$3	$147	$46	$15	$208	$438
Other:
Pass	$26,745	$18,892	$7,664	$10,621	$148	$8,339	$129	$110,891	$183,429
Pass/Watch	—	—	—	3,360	—	—	—	—	3,360
Substandard - Nonaccrual	—	—	—	—	—	2,391	—	—	2,391
Total other	$26,745	$18,892	$7,664	$13,981	$148	$10,730	$129	$110,891	$189,180
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total loans:
Pass	$855,911	$633,309	$1,214,721	$641,036	$477,210	$915,095	$117,352	$1,024,514	$5,879,148
Pass/Watch	1,469	32,475	40,226	55,670	24,762	18,629	385	38,420	212,036
Special Mention	277	13,796	66,663	10,100	2,215	8,101	1,901	3,772	106,825
Substandard - Accruing	928	9,647	27,690	22,543	5,920	18,990	7,836	17,277	110,831
Substandard - Nonaccrual	210	2,235	25,030	6,052	5,143	24,823	1,643	1,736	66,872
Doubtful	—	—	—	—	415	—	230	—	645
Total loans	$858,795	$691,462	$1,374,330	$735,401	$515,665	$985,638	$129,347	$1,085,719	$6,376,357
Gross charge-offs	$3	$10	$6	$19,723	$686	$291	$645	$330	$21,694

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

The following table presents information about collateral dependent loans that were individually evaluated for purposes of determining the ACL as of December 31,:

	Collateral Dependent Loans With Allowance		Collateral Dependent Loans With No Related Allowance	Total Collateral Dependent Loans
	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
2024
Commercial & industrial	$20,890	$8,460	$7,424	$28,314	$8,460
Commercial real estate:
Non-owner occupied	—	—	4,350	4,350	—
Owner occupied	—	—	3,278	3,278	—
Multifamily	—	—	1,674	1,674	—
Total commercial real estate	—	—	9,302	9,302	—
Residential real estate	1,409	154	18,811	20,220	154
Public Finance	7,226	1,460	—	7,226	1,460
Consumer	64	64	—	64	64
Other	2,391	159	—	2,391	159
Total loans	$31,980	$10,297	$35,537	$67,517	$10,297
2023
Commercial & industrial	$5,084	$2,328	$2,920	$8,004	$2,328
Commercial real estate:
Non-owner occupied	—	—	3,844	3,844	—
Owner occupied	—	—	34	34	—
Construction and land	—	—	185	185	—
Total commercial real estate	—	—	4,063	4,063	—
Residential real estate	1,551	103	20,862	22,413	103
Consumer	10	10	—	10	10
Other	2,391	102	446	2,837	102
Total loans	$9,036	$2,543	$28,291	$37,327	$2,543
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

Loan Modifications Made to Borrowers Experiencing Financial Difficulty:
The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company uses a PD/LGD model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made at the time of a modification. The loan modifications in the table below did not significantly impact our determination of the allowance for credit losses on loans during 2024.
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
The following tables present loan modifications for borrowers experiencing financial difficulty for the years ended December 31, 2024 and 2023, segregated by modification type, regardless of whether such modifications resulted in a new loan.
For the years ended December 31,:

	Principal Forgiveness	Payment Delay / Deferral	Term Extension	Interest Rate Reduction	Combination Principal Forgiveness and Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Payment Delay / Deferral, Interest Rate Reduction, and Interest Only Period	% of Total Class of Loans
2024
Commercial and industrial	$952	$15,661	$365	$—	$525	$—	$190	0.7%
Commercial real estate:
Non-owner occupied	—	—	—	—	—	1,936	—	0.3%
Owner occupied	—	3,748	—	2,737	—	—	—	0.9%
Total commercial real estate	—	3,748	—	2,737	—	1,936	—	0.4%
Residential real estate	—	—	519	—	287	—	—	0.1%
Total loans	$952	$19,409	$884	$2,737	$812	$1,936	$190	0.4%
2023
Commercial and industrial	$—	$270	$—	$—	$—	$—	$—	—%
Commercial real estate:
Owner occupied	—	—	—	1,124	—	—	—	0.2%
Residential real estate	—	—	215	—	—	—	—	—%
Total loans	$—	$270	$215	$1,124	$—	$—	$—	—%
Modifications made to the loans presented in the tables above to borrowers experiencing financial difficulty for the years ended December 31, 2024 and 2023 were short-term in nature.
There were no commitments to lend additional funds to these borrowers at December 31, 2024.
The financial effects of our loan modifications made to borrowers experiencing financial difficulty during the years ended December 31, 2024 and 2023 were not significant.

We closely monitor the performance of loan modifications made to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts. The following table depicts the performance of loan modifications made to borrowers experiencing financial difficulty that have been modified in the last 12 months:

	Loans Not Past Due	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans Greater than 90 Days Past Due, Still Accruing	Nonaccrual	Total
December 31, 2024
Commercial and industrial	$1,630	$—	$—	$—	$16,063	$17,693
Commercial real estate:
Non-owner occupied	1,936	—	—	—	—	1,936
Owner occupied	5,819	—	—	—	666	6,485
Construction and land	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Total commercial real estate	7,755	—	—	—	666	8,421
Residential real estate	119	—	—	—	687	806
Public Finance	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total loans	$9,504	$—	$—	$—	$17,416	$26,920

NOTE 4 - Mortgage Servicing Rights
The unpaid principal loan balance of our servicing portfolio is presented in the following table as of December 31,:

	2024	2023
Federal National Mortgage Association	$2,578,587	$2,478,732
Federal Home Loan Mortgage Corporation	1,876,095	1,736,329
Government National Mortgage Association	1,259,513	1,094,438
Federal Home Loan Bank	98,582	105,702
Other	1,169	1,258
Total	$5,813,946	$5,416,459
The activity of MSRs carried at fair value is as follows for the years ended December 31,:

	2024	2023	2022
Balance, beginning of period	$76,701	$74,097	$47,392
Additions:
Servicing resulting from transfers of financial assets	12,271	9,253	14,287
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	3,707	30	20,350
Changes in fair value due to pay-offs, pay-downs, and runoff	(8,421)	(6,679)	(7,932)
Balance, end of period	$84,258	$76,701	$74,097
The following represents the weighted-average key assumptions used to estimate the fair value of MSRs as of December 31,:

	2024	2023	2022
Discount rate	10.09%	10.06%	9.85%
Total prepayment speeds	7.90%	7.79%	7.40%
Cost of servicing each loan	$92/per loan	$90/per loan	$88/per loan
Total servicing and ancillary fees earned from the mortgage servicing portfolio is presented in the following table for the years ended December 31,:

	2024	2023	2022
Servicing fees	$16,074	$14,913	$14,675
Late and ancillary fees	899	761	413
Total	$16,973	$15,674	$15,088

NOTE 5 - Premises and Equipment
A summary of premises and equipment is as follows:

	Estimated Useful Lives	2024	2023
Land	N/A	$18,903	$18,903
Buildings and improvements	5 - 39 years	81,958	80,948
Equipment	3 - 10 years	27,220	27,080
Automobiles	5 years	212	223
Software	1 - 7 years	10,678	9,092
Construction in progress	N/A	1,747	1,207
Premises and equipment		140,718	137,453
Less: Accumulated depreciation and amortization		(58,235)	(52,611)
Premises and equipment, net		$82,483	$84,842
We had depreciation and amortization expense as follows for the years ended December 31,:

	2024	2023	2022
Depreciation expense	$6,057	$6,553	$7,118
Software amortization expense	$1,318	$867	$835
Total depreciation and amortization expense	$7,375	$7,420	$7,953

NOTE 6 - Core Deposits and Other Intangible Assets
Activity in our core deposits and other intangible assets was as follows as of and for the years ended December 31,:

	Indefinite-Lived Assets	Finite Lived Assets
	Tradenames	Core Deposits Intangibles	Customer Relationships	Non-compete Agreements	Total
2024
Balance, beginning of year	$1,800	$8,621	$563	$—	$10,984
Impairment	(780)	—	—	—	(780)
Amortization	—	(2,595)	(175)	—	(2,770)
Balance, end of year	$1,020	$6,026	$388	$—	$7,434
2023
Balance, beginning of year	$1,800	$13,159	$748	$99	$15,806
Additions	—	—	—	—	—
Amortization	—	(4,538)	(185)	(99)	(4,822)
Balance, end of year	$1,800	$8,621	$563	$—	$10,984
2022
Balance, beginning of year	$1,800	$4,999	$1,451	$—	$8,250
Additions	—	11,327	—	444	11,771
Amortization	—	(3,167)	(703)	(345)	(4,215)
Balance, end of year	$1,800	$13,159	$748	$99	$15,806
During the year ended December 31, 2024 we impaired the tradename for Guardian Mortgage as we are in the process of rebranding our mortgage lending division as Sunflower Bank Mortgage Lending. During the years ended December 31, 2024, 2023 and 2022, there was no indication of impairment of our core deposits and other intangible assets.
Future amortization expense of our core deposits and other intangible assets is as follows:

2025	$2,312
2026	2,006
2027	1,142
2028	895
2029	20
Thereafter	39
Total future amortization	$6,414

NOTE 7 - Derivative Financial Instruments
Banking Derivative Financial Instruments:
We are exposed to changes in the fair value of certain of our fixed-rate assets due to changes in benchmark interest rates. We use interest rate swaps to manage our exposure to changes in fair value on these instruments attributable to changes a designated benchmark interest rate, such as SOFR. Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. The carrying amount of hedged loans receivable and available-for-sale securities as of December 31, 2024 and 2023 was $170,166 and $184,829, respectively. The cumulative amount of fair value hedge accounting adjustments included in the carrying amount of the hedged loans receivable as of December 31, 2024 and 2023 was $(9,169) and $(9,567), respectively. The cumulative amount of fair value hedge accounting adjustments included in the carrying amount of the hedged available-for-sale securities as of December 31, 2024 and 2023 was $(4,285) and $(3,168), respectively. The hedges were determined to be effective during all periods presented and we expect the hedges to remain effective during their remaining terms.
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
The components of our banking derivative financial instruments consisted of the following as of December 31,:

	Number of Transactions	Expiration Dates	Outstanding Notional	Estimated Fair Value
2024
Derivative financial instruments designated as hedging instruments:
Assets:
Interest Rate Products	36	2029 - 2034	$175,967	$13,452
Derivative financial instruments not designated as hedging instruments:
Assets:
Interest Rate Products	57	2025 - 2037	$502,080	$22,062
Other	1	2025	$7,759	$—
Liabilities:
Interest Rate Products	57	2025 - 2037	$502,080	$21,830
Other	5	2027 - 2028	$38,756	$31
2023
Derivative financial instruments designated as hedging instruments:
Assets:
Interest Rate Products	32	2028 - 2036	$195,935	$12,737
Derivative financial instruments not designated as hedging instruments:
Assets:
Interest Rate Products	49	2024 - 2037	$396,111	$19,931
Other	1	2025	$14,638	$7
Liabilities:
Interest Rate Products	49	2024 - 2037	$396,111	$19,869
Other	2	2028	$6,168	$30

We recorded gains and losses on banking derivatives assets as follows for the years ended December 31,:

	2024	2023	2022
Recorded gain on banking derivative assets	$10,118	$4,482	$28,783
Recorded loss on banking derivative liabilities	$(9,962)	$(4,820)	$(27,973)
For the years ended December 31, 2024, 2023 and 2022 our banking derivative financial instruments not designated as hedging instruments generated fee income of $704, $1,451 and $2,152, respectively.
Credit-risk-related Contingent Features:
We have agreements with each of our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations.
We also have agreements with our derivative counterparties that contain a provision where if we fail to maintain our status as a well-capitalized institution, then our derivative counterparties have the right, but not the obligation to terminate existing swaps. As of December 31, 2024 and 2023, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $22,391 and $20,508, respectively. As of December 31, 2024 and 2023, we have minimum collateral posting thresholds with our derivative counterparties and have posted collateral of $5,890 and $9,040, respectively. If we had breached any of these provisions at December 31, 2024, we could have been required to settle our obligations under the agreements at their termination value of $22,391.
Mortgage Banking Derivative Financial Instruments:
The components of our mortgage banking derivative financial instruments consisted of the following as of December 31,:

	Expiration Dates	Outstanding Notional	Estimated Fair Value
2024
Derivative financial instruments
Assets:
Forward MBS trades	2025	$86,000	$464
Interest rate lock commitments (IRLC)	2025	$44,701	$110
Liabilities:
Futures	2025	$44,900	$1,002
2023
Derivative financial instruments
Assets:
Futures	2024	$28,700	$2,153
Forward MBS trades	2024	$41,404	$252
Liabilities:
Forward MBS trades	2024	$77,000	$606
We recorded gains and losses on mortgage banking derivatives assets as follows for the years ended December 31,:

	2024	2023	2022
Recorded gain (loss) on mortgage banking derivative assets	$928	$(857)	$233
Recorded loss on mortgage banking derivative liabilities	$(4,370)	$(642)	$(15,863)

NOTE 8 - Prepaid Expenses and Other Assets
The components of prepaid expenses and other assets consisted of the following as of December 31,:

	2024	2023
Loans subject to unilateral repurchase rights - Ginnie Mae	$36,600	$23,430
Derivative financial instruments	36,088	35,080
Right-of-use asset on leased property	22,476	24,227
CRA investments	25,219	4,370
Prepaid expenses	10,377	7,617
Fiserv ATM compensating balance	10,107	11,308
Federal and state tax receivables, net	2,061	3,640
Artwork	944	944
SBA servicing rights	107	163
Other	27,087	23,542
Total prepaid expenses and other assets	$171,066	$134,321
For additional information regarding our right-of-use asset on leased property, see Note 23 - Lease Commitments.
NOTE 9 - Deposits
The composition of our deposits is as follows as of December 31,:

	2024	2023
Noninterest-bearing demand deposit accounts	$1,541,158	$1,530,506
Interest-bearing deposit accounts:
Interest-bearing demand accounts	685,865	534,540
Savings accounts and money market accounts	2,834,123	2,446,632
NOW accounts	45,539	56,819
Certificate of deposit accounts:
Less than $100	781,109	714,171
$100 through $250	388,571	569,696
Greater than $250	395,895	521,739
Total interest-bearing deposit accounts	5,131,102	4,843,597
Total deposits	$6,672,260	$6,374,103
The following table summarizes the interest expense incurred on our deposits for the years ended December 31,:

	2024	2023	2022
Interest-bearing deposit accounts:
Interest-bearing demand accounts	$22,468	$11,235	$1,637
Savings accounts and money market accounts	48,477	30,977	7,569
NOW accounts	545	339	138
Certificate of deposit accounts	79,161	58,804	3,810
Total interest-bearing deposit accounts	$150,651	$101,355	$13,154

The remaining maturity on certificate of deposit accounts is as follows as of December 31, 2024:

2025	$1,502,107
2026	49,675
2027	6,167
2028	2,447
2029	2,931
Thereafter	2,248
Total certificate of deposit accounts	$1,565,575
NOTE 10 - Securities Sold Under Agreements to Repurchase
Information concerning securities sold under agreements to repurchase is as follows as of and for years ended December 31,:

	2024	2023
Amount outstanding at period-end	$14,699	$24,693
Average daily balance during the period	$15,557	$28,316
Average interest rate during the period	1.21%	0.84%
Maximum month-end balance during the period	$24,240	$40,432
Weighted average interest rate at period-end	1.05%	0.91%
At December 31, 2024 and 2023, such agreements were secured by investment and mortgage-related securities with an approximate carrying amount of $20,818 and $30,810, respectively. Pledged securities are maintained by safekeeping agents at the direction of the Bank. Our agreements to repurchase generally mature daily, and are considered to be in an overnight and continuous position.
NOTE 11 - Debt
FHLB advances:
The following is a breakdown of our FHLB advances and other borrowings outstanding as of December 31,:

	2024		2023
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Variable rate line-of-credit advance	$—	N/A	$389,468	5.55%
Fixed rate term advance	$135,000	4.60%	$—	N/A
	$135,000		$389,468
Our FHLB advances are typically considered short-term borrowings with maturities less than one year and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. The advances were collateralized by $2,733,150 and $1,674,096 of loans pledged to the FHLB as of December 31, 2024 and 2023, respectively.
As of December 31, 2024 and 2023, the Bank had total borrowing capacity with the FHLB that is based on qualified collateral lending values of $1,669,888 and $1,192,022, respectively. Our additional borrowing availability with the FHLB at December 31, 2024 was $1,385,345. These borrowings can be in the form of additional term advances or a line-of-credit.
FRB advances:
We also had a $1,973,407 line-of-credit with the FRB. The agreement bears interest at the Fed Funds target rate and is secured by municipal, agency, mortgage-related and corporate securities. The entire line was available at December 31, 2024.

Other borrowings:
We have lines-of-credit with certain other financial institutions totaling $160,000 as of December 31, 2024. No amounts were drawn on these lines-of-credit in 2024.
Convertible Notes Payable:
On August 31, 2023, the convertible notes of $5,456 matured and were repaid in full. The conversion feature was not exercised at maturity. Accretion expense for the years ended December 31, 2023 and 2022 was $101 and $1,131, respectively.
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
We incurred and capitalized $933 of costs related to the issuance of the subordinated notes. As of and for the years ended December 31, 2024, 2023 and 2022, the amortization associated with the debt issuance costs totaled $94, $93 and $94, respectively. Future amortization of the debt issuance costs is expected as follows:

2025	$93
2026	93
2027	93
2028	93
2029	93
Thereafter	49
Total future amortization	$514
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
We incurred and capitalized $534 of costs related to the issuance of the subordinated note. As of and for the years ended December 31, 2024, 2023 2022, the amortization associated with the debt issuance costs totaled $53, $54 and $51, respectively. Future amortization of the debt issuance costs is expected as follows:

2025	$53
2026	53
2027	53
2028	53
2029	53
Thereafter	111
Total future amortization	$376

Trust preferred securities:
We have issued $9,279 in trust preferred securities through a special-purpose trust, New Mexico Banquest Capital Trust I (“NMBCT I”). In addition, we have issued $4,640 in trust preferred securities through a special purpose trust, New Mexico Banquest Capital Trust II (“NMBCT II”, and together with NMBCT I, collectively referred to as “NMBCT Trusts”). Interest is payable quarterly at a rate of three-month LIBOR (which was amended to three-month term SOFR as of June 30, 2023) plus 3.35% (7.94% and 8.51% as of December 31, 2024 and 2023, respectively) for the trust preferred securities issued through NMBCT I and at a rate of three-month LIBOR (which was amended to three-month term SOFR as of June 30, 2023) plus 2.00% (6.78% and 7.39% as of December 31, 2024 and 2023, respectively) for the trust preferred securities issued through NMBCT II.
This subordinated debt of $13,919 was originally recorded at a discount of $4,293. As of and for the years ended December 31, 2024, 2023 and 2022, accretion associated with the fair value discount totaled $383, $286 and $254, respectively. Future accretion of the valuation discount is expected as follows:

2025	$271
2026	241
2027	246
2028	241
2029	241
Thereafter	948
Total future accretion	$2,188
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

NOTE 12 - Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities consisted of the following as of December 31,:

	2024	2023
Loans subject to unilateral repurchase rights - Ginnie Mae	$36,600	$23,430
Salary and employee benefits	35,391	30,549
Lease liability	24,376	26,431
Derivative financial instruments	22,863	20,505
LIHTC delayed equity contribution	10,366	—
FRB courtesy inclearings	5,541	6,139
Professional fees	1,904	1,607
Property taxes payable	1,259	1,260
MPF servicing principal and interest payable	963	522
Other	10,253	14,927
Total accrued expenses and other liabilities	$149,516	$125,370
For additional information regarding our lease liability, see Note 23 - Lease Commitments.
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
The following table sets forth the computation of basic and diluted earnings per share of common stock as of and for the years ended December 31,:

	2024	2023	2022
Net income applicable to common stockholders	$75,628	$103,533	$59,182
Weighted Average Shares
Weighted average common shares outstanding	27,433,865	24,938,359	23,245,598
Effect of dilutive securities
Stock-based awards	633,408	448,837	592,873
Weighted average diluted common shares	28,067,273	25,387,196	23,838,471
Earnings per common share
Basic earnings per common share	$2.76	$4.15	$2.55
Effect of dilutive securities
Stock-based awards	(0.07)	(0.07)	(0.07)
Diluted earnings per common share	$2.69	$4.08	$2.48
There were no antidilutive securities for the years ended December 31, 2024 and 2023. Convertible notes payable for 85,500 shares of common stock and stock-based awards for 1,699 were not considered in computing diluted earnings per share for the year ended December 31, 2022 because they were antidilutive.

NOTE 14 - Stockholders’ Equity
As of December 31, 2024 and 2023, the Company has 10,000,000 shares of preferred stock authorized, $0.0001 par value, of which none were issued or outstanding, respectively.
As of December 31, 2024 and 2023, the Company has 50,000,000 shares of common stock authorized, $0.0001 par value, of which 27,709,679 and 24,960,639 shares were issued and outstanding, respectively.
Dividends:
Dividends paid by the Company, if any, are substantially provided from Bank dividends. The Bank may declare dividends without prior regulatory approval that do not exceed the total of retained net income for the current year combined with its retained net income for the preceding two years, subject to maintenance of minimum capital requirements. During 2024 the Bank did not pay a dividend. During 2023 and 2022, the Bank paid dividends totaling $26,000 and $8,000, respectively, to the Parent Company. During 2024, 2023 and 2022, Logia paid dividends totaling $720, $595 and $700, respectively, to the Parent Company. The Parent Company did not declare or pay any dividend in 2024, 2023 or 2022.
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
The following table presents stock options outstanding as of and for the years ended December 31,:

	Shares	Weighted-Average Exercise Price, per Share	Weighted-Average Remaining Contractual Term (years)
2024
Outstanding, beginning of year	1,245,000	$20.25
Exercised	(362,430)	19.92
Granted	—	—
Forfeited	—	—
Outstanding, end of year	882,570	$20.39	3.37
Options vested or expected to vest	882,570	$20.39
Options exercisable, end of year	876,095	$20.30	3.34
2023
Outstanding, beginning of year	1,307,915	$20.23
Exercised	(62,915)	19.72
Outstanding, end of year	1,245,000	$20.25	4.29
Options vested or expected to vest	1,245,000	$20.25
Options exercisable, end of year	1,198,624	$20.13	4.21
At December 31, 2024, there was $27 of total unrecognized compensation cost related to non-vested stock options. The unrecognized compensation cost at December 31, 2024 is expected to be recognized over the following five months. At December 31, 2024 and 2023, the intrinsic value of the stock options was $17,439 and $16,392, respectively.
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
In March 2024, we issued 11,739 shares of restricted stock that will fully vest in March 2025. In May 2023, we issued 15,007 shares of restricted stock, 741 shares were forfeited during 2024 prior to vesting, the remaining 14,266 were fully vested in May 2024. In May 2022, we issued 11,344 shares of restricted stock that were fully vested in May 2023. At December 31, 2024, there was $105 of total unrecognized compensation cost related to the non-vested restricted stock.
In April 2024, we issued performance-based restricted stock under the LTIP that, subject to the achievement of performance conditions, will fully vest in March 2027. At December 31, 2024, we determined it is probable that 92,460 shares will be issued based upon the probability that the performance conditions will be achieved. At December 31, 2024, there was $2,462 of total unrecognized compensation cost related to the non-vested restricted stock granted on these probable shares.
In May 2023, we issued performance-based restricted stock under the LTIP that, subject to the achievement of performance conditions, will fully vest in April 2026. At December 31, 2024, we determined it is probable that 83,099 shares will be issued based upon the probability that the performance conditions will be achieved. At December 31, 2024, there was $969 of total unrecognized compensation cost related to the non-vested restricted stock granted on these probable shares.
In May 2022, we issued performance-based restricted stock under the LTIP that, subject to the achievement of performance conditions, will fully vest in April 2025. At December 31, 2024, we determined it is probable that 44,536 shares will be issued based upon the probability that the performance conditions will be achieved. At December 31, 2024, there was $132 of total unrecognized compensation cost related to the non-vested restricted stock granted on these probable shares.
For the years ended December 31, 2024, 2023 and 2022, we recorded total compensation cost from the 2017 and 2021 Plans of $2,375, $2,127 and $1,448, respectively.

Acquired Equity Incentive Plans
In conjunction with the Pioneer merger, we assumed certain options that had been granted under Pioneer’s option plans. All assumed options were fully vested and exercisable. No further options will be granted under the Pioneer plans. The following table presents option activity:

	Shares	Weighted-Average Exercise Price, per Share	Weighted-Average Remaining Contractual Term (years)
2024
Outstanding, beginning of year	121,901	$23.25
Exercised	(46,460)	22.83
Forfeited	(522)	17.24
Outstanding, vested, and exercisable, end of year	74,919	$23.57	3.02
2023
Outstanding, beginning of year	170,711	$23.19
Exercised	(40,719)	23.88
Forfeited	(8,091)	18.76
Outstanding, vested, and exercisable, end of year	121,901	$23.25	3.87
At December 31, 2024 and 2023, the intrinsic value of the stock options was $1,243 and $1,239, respectively.
NOTE 15 - Income Taxes
The provision for income tax is summarized as follows for the years ended December 31,:

	2024	2023	2022
Current	$16,137	$24,938	$5,637
Deferred	3,347	3,012	9,203
Total income tax expense	$19,484	$27,950	$14,840
A reconciliation of the provision for income taxes, with the amount computed by applying the statutory U.S. federal income tax rates to income before provision for income taxes is as follows for the years ended December 31,:

	2024	2023	2022
Income tax provision computed at U.S. federal statutory rate	$19,974	$27,611	$15,545
State tax expense, net of U.S. federal effect	4,012	3,718	2,359
Tax exempt interest	(3,827)	(4,017)	(4,011)
Net increase in cash surrender value of BOLI	(588)	(405)	(353)
Federal tax credits	(380)	—	—
Non-deductible professional fees	—	—	216
Executive compensation	107	301	727
Other	186	742	357
Income tax provision	$19,484	$27,950	$14,840
Effective tax provision rate	20.5%	21.3%	20.0%

Significant components of deferred tax assets and liabilities are as follows as of December 31,:

	2024	2023
Deferred tax assets:
Federal and state net operating loss	$20,620	$22,852
Allowance for credit losses	20,794	18,950
Unrealized loss on securities	12,203	13,920
Deferred compensation	3,679	3,005
Fair value adjustments on loans	1,073	1,626
Share-based compensation	1,374	2,529
Accrued expenses	1,615	881
Deferred loan fees	877	826
Lease liability	448	519
Fair value adjustments on deposits	19	99
Other	4,131	5,437
Total deferred tax assets	66,833	70,644

Deferred tax liabilities:
Mortgage servicing rights	19,623	18,079
Fair value adjustments on intangible assets	2,098	2,889
Prepaid expenses	1,661	1,193
Premises and equipment	978	1,281
Fair value adjustments on debt	516	606
FHLB stock	100	144
Partnership investment	485	—
Other	177	193
Total deferred tax liabilities	25,638	24,385
Total deferred tax assets, net	$41,195	$46,259
As of December 31, 2024, we had net operating loss carryforwards for U.S. federal income tax purposes of approximately $96,191 which begin to expire in 2030. As of December 31, 2024, we had net operating loss carryforwards for state tax purposes of approximately $7,121 which begin to expire in 2033. Utilization of a portion of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. We believe that all of the net operating loss carryforwards will be used prior to expiration.
We evaluate uncertain tax positions at the end of each reporting period. We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit recognized in the financial statements from any such position is measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2024 and 2023, we concluded there were no material uncertain tax positions.

NOTE 16 - Other Noninterest Expenses
Significant components of other noninterest expenses are as follows for the years ended December 31,:

	2024	2023	2022
Data processing expenses	$19,437	$14,933	$14,722
Office expenses	4,632	4,698	5,203
Loan appraisal, servicing, and collection expenses	4,999	4,179	4,914
Professional fees	6,330	7,663	6,918
Advertising and marketing expenses	3,259	2,810	2,592
Insurance expenses	5,965	6,422	5,050
Travel and entertainment	4,351	3,873	3,750
Automated teller machine (ATM) and interchange expenses	1,587	1,495	1,494
Deposit expenses and other operational losses	2,672	1,894	2,057
Other	2,814	3,347	3,757
Total other noninterest expenses	$56,046	$51,314	$50,457
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
Under the Basel III rules, the Parent Company and the Bank must hold a 2.50% capital conservation buffer above the adequately capitalized risk-based capital ratios.
The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. As of December 31, 2024, both the Parent Company and the Bank met all capital adequacy requirements to which they were subject.
Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2024 and 2023, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Actual and required capital amounts for the Parent Company are as follows as of December 31,:

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2024
Total risk-based capital to risk-weighted assets:	$1,128,334	15.42%	$585,567	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$964,517	13.18%	$439,175	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$964,517	13.18%	$329,381	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$964,517	12.11%	$318,646	4.00%	N/A	N/A
2023
Total risk-based capital to risk-weighted assets:	$953,331	13.25%	$575,434	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$798,167	11.10%	$431,575	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$798,167	11.10%	$323,682	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$798,167	10.52%	$303,410	4.00%	N/A	N/A
Actual and required capital amounts for the Bank are as follows as of December 31,:

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2024
Total risk-based capital to risk-weighted assets:	$1,018,866	13.94%	$584,594	8.00%	$730,742	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$930,890	12.74%	$438,445	6.00%	$584,594	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$930,890	12.74%	$328,834	4.50%	$474,982	6.50%
Tier 1 leverage capital to average assets:	$930,890	11.69%	$318,647	4.00%	$398,308	5.00%
2023
Total risk-based capital to risk-weighted assets:	$918,050	12.79%	$574,280	8.00%	$717,850	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$838,199	11.68%	$430,710	6.00%	$574,280	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$838,199	11.68%	$323,033	4.50%	$466,603	6.50%
Tier 1 leverage capital to average assets:	$838,199	11.05%	$303,321	4.00%	$379,151	5.00%

NOTE 18 - Transactions with Related Parties
We have and may be expected to have in the future, banking transactions in the ordinary course of business with directors, significant stockholders, principal officers and their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties).
Loans:
As of December 31, 2024 and 2023, outstanding loans with related parties totaled $2,591 and $2,601, respectively. As of December 31, 2024, there were unused lines of credit with directors or officers totaling $857.
Deposits:
As of December 31, 2024 and 2023, deposits with related parties totaled $5,410 and $51,759, respectively.
Director Fees:
Fees paid to non-employee directors of the Company and the Bank for the years ended December 31, 2024, 2023 and 2022 totaled $531, $535 and $488, respectively. We also grant our non-employee directors annual equity awards in the form of restricted stock units. These awards vest on the first anniversary of the grant date. Fair value of the equity awards as of grant date for the years ended December 31, 2024, 2023 and 2022 totaled $420, $405 and $405, respectively.

Principal Officers:
On November 8, 2023, FirstSun acquired all membership interests of FEIF Capital Partners, LLC, a Delaware limited liability company (“FEIF”) from our Chief Executive Officer and President for $150 and assumed liabilities of $11. FEIF currently has no operations. FEIF owns FEIF GP, LLC, a limited liability company with no assets. These entities will provide investment management services and are related to a future business activity of the Company.
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
Derivative financial instruments are classified within Level 2 of the valuation hierarchy.
The following table sets forth our assets and liabilities measured at fair value on a recurring basis as of December 31,:

	Level 1	Level 2	Level 3
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total Estimated Fair Value
2024
Available-for-sale securities	$31,730	$437,346	$—	$469,076
Loans held-for-sale	—	61,825	—	61,825
Mortgage servicing rights	—	—	84,258	84,258
Derivative financial instruments - assets	—	36,088	—	36,088
Derivative financial instruments - liabilities	—	(22,863)	—	(22,863)
Total	$31,730	$512,396	$84,258	$628,384
2023
Available-for-sale securities	$54,234	$462,523	$—	$516,757
Loans held-for-sale	—	54,212	—	54,212
Mortgage servicing rights	—	—	76,701	76,701
Derivative financial instruments - assets	—	35,073	—	35,073
Derivative financial instruments - liabilities	—	(20,475)	—	(20,475)
Total	$54,234	$531,333	$76,701	$662,268
There were no transfers between Level 2 and Level 3 during the years ended December 31, 2024 and 2023.
The following table presents a reconciliation for our Level 3 assets measured at fair value on a recurring basis as of and for the years ended December 31,:

	2024	2023	2022
Balance, beginning of year	$76,701	$74,097	$47,392
Total (losses) gains included in earnings	(4,714)	(6,649)	12,418
Purchases, issuances, sales and settlements:
Issuances	12,271	9,253	14,287
Balance, end of year	$84,258	$76,701	$74,097

Certain financial and non-financial assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis include the following:
Collateral dependent loans - Collateral dependent loans are financial assets. Loan impairment is reported when full payment under the loan terms is not expected. Fair value is generally based on recent third-party appraisals which are updated on a periodic basis. Impaired loans are carried at the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan loss is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan loss to require an increase, such increase is reported as a component of the provision for credit losses. Credit losses are charged against the allowance for credit losses when management believes the uncollectibility of a loan is confirmed. When loans are partially charged off, the resulting valuation would be considered Level 3, consisting of appraisals of underlying collateral.
Other Real Estate Owned and Foreclosed Assets - Other real estate owned are non-financial assets and are valued at the time the property is acquired and initially recorded at fair value less costs to sell, establishing a new cost basis. Fair value is generally based on recent third-party real estate appraisals which are updated on a periodic basis. These appraisals may take a single valuation approach using the comparable sales method or use a combination of approaches including the income approach. Adjustments are routinely made by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.
The following table sets forth our assets and liabilities that were measured at fair value on a non-recurring basis as of December 31,:

	Level 3
	2024	2023
Collateral dependent loans:
Commercial and industrial	$12,430	$2,756
Residential real estate	1,255	1,448
Public finance	5,766	—
Other	2,232	2,289
Total collateral dependent loans	$21,683	$6,493

Other real estate owned and foreclosed assets, net:
Commercial real estate	$2,911	$3,133
Residential real estate	2,227	967
Total other real estate owned and foreclosed assets, net:	$5,138	$4,100
The fair value of other real estate owned and foreclosed assets in the table above utilize the market approach valuation technique, with discount adjustments for differences between comparable sales.

Fair value of financial instruments not carried at fair value:
The carrying amounts and estimated fair values of financial instruments not carried at fair value are as follows as of December 31,:

		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
2024
Assets:
Cash and cash equivalents	$615,917	$615,917	$615,917	$—	$—
Securities held-to-maturity	35,242	29,563	—	29,563	—
Loans (excluding collateral dependent loans)	6,344,377	6,191,461	—	—	6,191,461
Restricted equity securities	28,917	28,917	—	28,917	—
Accrued interest receivable	32,102	32,102	—	2,131	29,971

Liabilities:
Deposits (excluding demand deposits)	$4,445,237	$4,436,305	$2,879,662	$1,556,643	$—
Securities sold under agreements to repurchase	14,699	14,699	—	14,699	—
FHLB advances	135,000	135,000	—	135,000	—
Subordinated debt, net	75,841	73,326	—	73,326	—
Accrued interest payable	8,705	8,705	—	8,705	—

2023
Assets:
Cash and cash equivalents	$479,362	$479,362	$479,362	$—	$—
Securities held-to-maturity	36,983	32,181	—	32,181	—
Loans (excluding collateral dependent loans)	6,258,060	6,121,749	—	—	6,121,749
Restricted equity securities	38,072	38,072	—	38,072	—
Accrued interest receivable	37,099	37,099	—	2,220	34,879

Liabilities:
Deposits (excluding demand deposits)	$4,309,057	$4,298,164	$2,503,451	$1,794,713	$—
Securities sold under agreements to repurchase	24,693	24,693	—	24,693	—
FHLB advances	389,468	389,468	—	389,468	—
Subordinated debt, net	75,313	72,073	—	72,073	—
Accrued interest payable	13,580	13,580	—	13,580	—

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
Condensed Balance Sheets
As of December 31,

	2024	2023
Assets
Cash and cash equivalents	$108,999	$34,050
Deferred tax assets	11,111	11,026
Prepaid expenses and other assets	17,387	16,179
Investment in and advances to subsidiaries	997,329	906,504
Total assets	$1,134,826	$967,759
Liabilities
Subordinated debt, net	$75,841	$75,313
Accrued expenses and other liabilities	17,619	15,249
Total liabilities	93,460	90,562
Total stockholders’ equity	1,041,366	877,197
Total liabilities and stockholders’ equity	$1,134,826	$967,759

Condensed Statements of Income and Comprehensive Income
For the years ended December 31,

	2024	2023	2022
Income:
Dividends received from subsidiaries	$720	$26,595	$8,700
Interest income	35	36	22
Total income	755	26,631	8,722
Expense:
Interest expense	4,951	5,049	5,684
Salary and employee benefits	1,854	1,888	1,143
Occupancy and equipment	240	189	83
Terminated merger related expenses	4,537	—	—
Merger related expenses	—	—	1,598
Other noninterest expenses, net	1,289	2,039	1,380
Total expenses	12,871	9,165	9,888
(Loss) income before income taxes and undistributed earnings from subsidiaries	(12,116)	17,466	(1,166)
Equity in undistributed earnings from subsidiaries	84,609	83,837	58,047
Income before income taxes	72,493	101,303	56,881
Benefit from income taxes	(3,135)	(2,230)	(2,301)
Net income	$75,628	$103,533	$59,182
Other comprehensive income (loss), net	3,895	976	(45,647)
Comprehensive income	$79,523	$104,509	$13,535

Condensed Statements of Cash Flows
For the years ended December 31,

	2024	2023	2022
Cash flows from operating activities:
Net income	$75,628	$103,533	$59,182
Adjustments to reconcile income to net cash (used in) provided by operating activities:
Amortization and accretion	529	533	1,529
Equity in undistributed income of subsidiaries	(84,609)	(83,837)	(58,047)
Changes in operating assets and liabilities:
Other assets	(1,293)	(419)	(1,442)
Other liabilities	2,923	2,911	293
Net cash (used in) provided by operating activities	(6,822)	22,721	1,515
Cash flows from investing activities:
Repayments of advances to subsidiaries	—	—	125
Cash paid to acquire FEIF Capital Partners, LLC (for further information, see Note 18 - Transactions with Related Parties)	—	(150)	—
Cash paid in excess of cash acquired in connection with Pioneer Merger	—	—	(4,140)
Contributions to subsidiaries	(500)	(210)	—
Net cash used in investing activities	(500)	(360)	(4,015)
Cash flows from financing activities:
Repayments of convertible notes payable	—	(5,456)	(15,217)
Proceeds from subordinated debt	—	—	24,466
Proceeds from issuance of common stock, net of issuance costs	82,271	(167)	(578)
Net cash provided by (used in) financing activities	82,271	(5,623)	8,671
Net increase in cash and cash equivalents	74,949	16,738	6,171
Cash and cash equivalents, beginning of year	34,050	17,312	11,141
Cash and cash equivalents, end of year	$108,999	$34,050	$17,312

NOTE 21 - Segment Information
The Company’s Chief Executive Officer has been identified as the chief operating decision maker (“CODM”), who oversees the operations conducted through our two primary operating segments: Banking and Mortgage Operations. Corporate represents costs not allocated to the operating segments, including those of FirstSun and our non-bank subsidiaries.
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
Allocations of expenses to the operating segments are based on estimated uses of those services. We use a funds transfer pricing process to allocate costs, capital and resources to each operating segment. This allows us to identify the cost of funds within each segment, measure the profitability of each segment by relating costs to revenue, and to evaluate each operating segment’s impact on consolidated earnings. Our CODM reviews net income to budgeted net income to assess segment performance on a monthly basis and to make decisions about allocating capital and personnel to the segments.

Significant segment totals, including significant expense categories provided to the CODM are reconciled to the financial statements as follows for the year ended December 31,:

	Banking	Mortgage Operations	Corporate	Total Segments
2024
Summary of Operations
Interest income	$420,386	$39,119	$35	$459,540
Interest expense	137,147	20,532	4,951	162,630
Net interest income (expense)	283,239	18,587	(4,916)	296,910

Provision for (benefit from) credit losses	28,415	(865)	—	27,550

Noninterest income:
Service charges on deposit accounts	9,499	(4)	—	9,495
Treasury management service fees	14,829	—	—	14,829
Credit and debit card fees	11,148	5	—	11,153
Trust and investment advisory fees	5,787	—	—	5,787
(Loss) income from mortgage banking services, net	(2,405)	41,419	—	39,014
Other noninterest income	9,514	—	—	9,514
Total noninterest income	48,372	41,420	—	89,792

Noninterest expense:
Salary and employee benefits	121,492	31,639	1,854	154,985
Occupancy and equipment	32,864	3,179	239	36,282
Amortization and impairment of intangible assets	3,549	—	—	3,549
Terminated merger related expenses	8,641	—	4,537	13,178
Other noninterest expenses	38,363	16,393	1,290	56,046
Total noninterest expense	204,909	51,211	7,920	264,040

Income (loss) before income taxes	$98,287	$9,661	$(12,836)	$95,112

Other Information
Depreciation expense and amortization on premises and equipment	$7,189	$186	$—	$7,375
Identifiable assets	$6,812,204	$1,147,686	$137,497	$8,097,387

	Banking	Mortgage Operations	Corporate	Total Segments
2023
Summary of Operations
Interest income	$386,535	$27,113	$36	$413,684
Interest expense	93,962	21,242	5,049	120,253
Net interest income (expense)	292,573	5,871	(5,013)	293,431

Provision for credit losses	15,790	2,457	—	18,247

Noninterest income:
Service charges on deposit accounts	9,940	—	—	9,940
Treasury management service fees	11,724	—	—	11,724
Credit and debit card fees	11,681	—	—	11,681
Trust and investment advisory fees	5,693	—	—	5,693
(Loss) income from mortgage banking services, net	(1,676)	33,060	—	31,384
Other noninterest income	8,670	—	—	8,670
Total noninterest income	46,032	33,060	—	79,092

Noninterest expense:
Salary and employee benefits	106,030	25,313	1,888	133,231
Occupancy and equipment	30,461	2,775	190	33,426
Amortization of intangible assets	4,822	—	—	4,822
Other noninterest expenses	34,343	14,933	2,038	51,314
Total noninterest expense	175,656	43,021	4,116	222,793

Income (loss) before income taxes	$147,159	$(6,547)	$(9,129)	$131,483

Other Information
Depreciation expense and amortization on premises and equipment	$7,187	$233	$—	$7,420
Identifiable assets	$6,907,741	$910,728	$61,255	$7,879,724

	Banking	Mortgage Operations	Corporate	Total Segments
2022
Summary of Operations
Interest income	$250,405	$16,390	$22	$266,817
Interest expense	8,565	10,935	5,685	25,185
Net interest income (expense)	241,840	5,455	(5,663)	241,632

Provision for credit losses	14,781	3,269	—	18,050

Noninterest income:
Service charges on deposit accounts	9,857	—	—	9,857
Treasury management service fees	8,827	—	—	8,827
Credit and debit card fees	11,038	—	—	11,038
Trust and investment advisory fees	6,806	—	—	6,806
(Loss) income from mortgage banking services, net	(3,035)	49,320	—	46,285
Other noninterest income	6,762	(9)	—	6,753
Total noninterest income	40,255	49,311	—	89,566

Noninterest expense:
Salary and employee benefits	94,310	38,456	1,593	134,359
Occupancy and equipment	27,407	3,854	83	31,344
Amortization of intangible assets	4,215	—	—	4,215
Merger related expenses	18,751	—	—	18,751
Other noninterest expenses	34,116	13,814	2,527	50,457
Total noninterest expense	178,799	56,124	4,203	239,126

Income (loss) before income taxes	$88,515	$(4,627)	$(9,866)	$74,022

Other Information
Depreciation expense and amortization on premises and equipment	$7,589	$364	$—	$7,953
Identifiable assets	$6,633,383	$752,841	$44,098	$7,430,322

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
Undistributed portion of committed loans and unused lines of credit:
Loan commitments are agreements to lend to a customer as long as there is no customer violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee. As of December 31, 2024 and 2023, commitments included the funding of fixed-rate loans totaling $184,780 and $191,415 and variable-rate loans totaling $1,615,505 and $1,656,434, respectively. The fixed-rate loan commitments have interest rates ranging from 1.00% to 18.00% at December 31, 2024 and 2023, respectively, and maturities ranging from 1 month to 18 years at December 31, 2024 and from 1 month to 19 years at December 31, 2023.
Standby letters of credit:
Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third-party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since many of the loan commitments and letters of credit expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, owner-occupied real estate, and/or income-producing commercial properties. As of December 31, 2024 and 2023, our standby letters of credit commitment totaled $39,586 and $14,490, respectively.
MPF Master Commitments:
The Bank has executed MPF Master Commitments (Commitments) with the FHLB to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB’s first loss account for mortgages delivered under the Commitments. The Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to manage the credit risk of the MPF Program mortgage loans. As of December 31, 2024 and 2023, the Bank considered the amount of any of its liability for the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments to be immaterial, and had not recorded a liability and offsetting receivable. As of December 31, 2024 and 2023 the maximum potential amount of future payments that the Bank would have been required to make under the Commitments was $3,887 and $3,810 respectively. Under the Commitments, the Bank agrees to service the loans and therefore, is responsible for any necessary foreclosure proceedings. Any future recoveries on any losses would not be paid by the FHLB under the Commitments. The Bank has not experienced any material losses under these guarantees.
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
Overdraft Fee Litigation:
On September 13, 2021, Samantha Besser filed a putative class action amended complaint against the Bank in the United States District Court for the District of Colorado. The amended complaint alleges that the Bank improperly charged multiple insufficient funds or overdraft fees. The Plaintiff seeks unspecified restitution, actual and statutory damages, costs, attorneys’ fees, pre-judgment interest, and other relief as the Court deems proper. On September 27, 2021, the Bank filed a motion to dismiss the amended complaint, which was denied on March 11, 2024. The parties have engaged in settlement discussions. At this time, the Bank is unable to reasonably estimate the outcome of this litigation.
Check Fraud Litigation
Rodeo Electrical Services, Inc. and its owner (“RESI”) filed a civil action against the Bank on June 23, 2020 in the Santa Fe County, New Mexico District Court. The complaint alleged that the Bank conspired with or otherwise aided a former RESI employee’s embezzlement of approximately $0.4 million from RESI. The complaint sought compensatory, exemplary, statutory and punitive damages, as well as payment of RESI’s legal fees and expenses. On January 18, 2024, the jury awarded RESI approximately $2.1 million which included punitive damages. Judgment on the aforementioned jury award was formally entered on July 25, 2024. A supplemental award of RESI’s legal fees will likely be entered by March 31, 2025. A supplemental judgment award of RESI’s legal fees is before the Court for consideration. We believe the judgment will be covered by insurance; therefore, such outcome will not have a material financial impact on the Bank.
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

NOTE 23 - Lease Commitments
Our leases relate primarily to office space and bank branches with remaining lease terms of generally 1 to 15 years. Certain lease arrangements contain extension options which typically range from 5 to 10 years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.

	2024	2023
ROU asset on leased property, gross	$38,779	$36,520
Accumulated amortization	(16,303)	(12,293)
ROU asset, net (Note 8)	$22,476	$24,227
Lease liability (Note 12)	$24,376	$26,431
The following table reconciles future undiscounted lease payments due under non-cancelable operating leases to the aggregate operating lessee lease liability as of December 31, 2024:

2025	$7,339
2026	5,451
2027	3,584
2028	3,342
2029	2,557
Thereafter	3,839
Total undiscounted operating lease liability	26,112
Imputed interest	1,736
Total operating lease liability included in the accompanying balance sheet	$24,376
Weighted Average Remaining Life - Operating Leases (years)	5.09
Weighted Average Rate - Operating Leases	2.61%
The components of total lease expense was as follows for the years ended December 31,:

	2024	2023
Operating leases	$7,422	$7,683
Short-term leases	395	216
Sublease income	(188)	(229)
Net lease expense	$7,629	$7,670
Total lease expense for the year ended December 31, 2022 was $7,311.
We do not currently have any significant finance leases in which we are the lessee, material related-party leases, leases containing residual value guarantees or restrictive covenants.

NOTE 24 - Revenue from Contracts with Customers
Under the guidance of the Revenue from Contracts with Customers (Topic 606), an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration received in exchange for those goods or services.
Revenue is recognized when obligations, under the terms of a contract with our customer, are satisfied, which generally occurs when services are performed. Revenue is measured as the amount of consideration we expect to receive in exchange for providing services.
The disaggregation of our revenue from contracts with customers included in our Banking segment is provided below for the years ended December 31,:

	2024	2023	2022
Service charges on deposit accounts	$9,495	$9,940	$9,857
Treasury management service fees	14,829	11,724	8,827
Credit and debit card fees	11,153	11,681	11,038
Trust and investment advisory fees	5,787	5,693	6,806
Other income	4,545	4,930	5,464
Total	$45,809	$43,968	$41,992
A description of our revenue streams accounted for under ASC 606 is as follows:
Service charges on deposit accounts:
We charge depositors various deposit account service fees including those for online banking, outgoing wires, overdrafts, stop payment orders, and ATM fees. These fees are generated from a depositor’s option to purchase services offered under the contract and are only considered a contract when the depositor exercises their option to purchase these account services. Therefore, we deem the term of our contracts with depositors to be day-to-day and do not extend beyond the services already provided. Deposit account and other banking fees are recorded at the point in time we perform the requested service.
Treasury management service fees:
We charge business customers various service fees for products and account management services provided including financial information, accounts receivable, accounts payable, fraud mitigation, and cash flow management. These service fees are generated from a depositor’s election to purchase services offered under the contract and are only considered a contract when the depositor elects to purchase these products and account services. Therefore, we deem the term of our contracts with depositors to be month to month and do not extend beyond the services already provided.
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
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision, and with the participation of our management (including our principal executive officer and principal financial officer), we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of December 31, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There were no changes in the internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
The management of FirstSun is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and affected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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
Management has assessed the effectiveness of the internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls. Based on our assessment, management concluded that as of December 31, 2024, FirstSun’s internal control over financial reporting is effective based on those criteria.

Item 9B. Other Information
a.Appointment of John S. Fleshood to the Board of Directors
On March 5, 2025, the board of directors of the Company appointed John S. Fleshood, 62, as a director of the Company, effective immediately. Mr. Fleshood will serve as a Class III director to serve a term expiring at the Company’s 2026 annual meeting of stockholders until his successor is duly elected or qualified, or until his earlier death, resignation or removal. Mr. Fleshood has also been appointed to serve on the Risk Committee of the board of directors. There are no arrangements or understandings between Mr. Fleshood and any other person pursuant to which he was selected as director, and there are no transactions between Mr. Fleshood and the Company that would require disclosure under Item 404(a) of Regulation S-K.
Mr. Fleshood will be entitled to the standard compensation provided to the Company’s non-employee directors, on a prorated basis for the current year, as such compensation is described in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2024, and as updated from time to time.
b.2025 Special Restricted Stock Grants
On March 5, 2025, the board of directors of the Company, upon recommendation by the Compensation and Succession Committee (the “Committee”) of the board of directors of the Company, approved a new form of award agreement that will be utilized to evidence time-based restricted stock unit awards (“Time-Based RSU Awards”) that will be made as part of annual grants to the executive officers of FirstSun under the FirstSun Capital Bancorp Long-Term Incentive Plan, effective April 1, 2022 (the “LTIP”). The form of Time-Based RSU Awards provides that the grant is made pursuant to the FirstSun Capital Bancorp 2021 Equity Incentive Plan and provides for vesting over a number of specified years, conditioned upon the officer continuing to provide services to, and remaining in good standing with, the Company through the applicable vesting date. Vesting accelerates upon the officer’s “retirement,” death, termination due to “disability,” or involuntary termination without “cause,” as each such term is defined in the LTIP. If, prior to the vesting of the Time-Based RSU Awards, there is a change in control (as that term is defined in the LTIP) with respect to FirstSun, the Time-Based RSU Awards will become vested upon the consummation of the change in control, unless the award is continued by FirstSun or the purchaser in which case vesting accelerates only upon the involuntary termination of the officer’s employment with the Company and the Bank without “cause” (as defined in the LTIP) during the one-year period following such change of control. Upon vesting of Time-Based RSU Awards, the Company will deliver FirstSun shares after withholding a portion thereof as necessary to cover any tax withholding obligations.
The foregoing description of the Time-Based RSU Awards does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Time-Based Restricted Stock Unit (RSU) Notice of Award and Award Agreement, which is incorporated herein by reference as Exhibit 10.21.
c.Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements: During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
a.Information Regarding Directors and Executive Officers. The information regarding our directors and director nominees as well as our executive officers is contained, respectively, under the captions “Election of Directors” and “Biographical Information for Executive Officers” in the 2025 Proxy Statement and are incorporated herein by reference.
b.Compliance with Section 16(a) of the Exchange Act. Information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act, will be contained under the caption “Delinquent Section 16(a) Reports”, if applicable, in the 2025 Proxy Statement, which information under such caption is incorporated herein by reference.
c.Code of Ethics. The Company has adopted a Code of Ethics (the “Code”) that applies to its senior financial officers. This Code is posted on the “Corporate Governance” section of our Internet website at http://ir.firstsuncb.com. We intend to provide any required disclosure of any amendment to or waiver from such Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our Internet website located at http://ir.firstsuncb.com promptly following the amendment or waiver. The information contained on or connected to our Internet website is not incorporated by reference into this Report and should not be considered part of this or any other report that we file with or furnish to the SEC.
d.Procedures for Shareholders to Recommend Director Nominees. There have been no material changes to the procedures by which security holders may recommend nominees to our Board.
e.Audit Committee Information. Information required by this Item 10 regarding our Audit Committee and our audit committee financial experts may be found under the caption “Committees of the Board of Directors — Audit Committee” in the 2025 Proxy Statement, which information pertaining to the audit committee and its membership and audit committee financial experts under such captions is incorporated herein by reference.
f.Insider trading arrangements and policies. We have adopted insider trading policies and procedures applicable to our directors, officers, and employees, and have implemented processes for the company, that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the Nasdaq Global Select Market listing standards. Our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information required by this Item 11 regarding director and executive officer compensation, is contained under the captions “Compensation of Directors for Fiscal Year 2024” and “Compensation of Executive Officers” in the 2025 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The information required by this Item 12 is contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2025 Proxy Statement and is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes information relating to our equity compensation plans, pursuant to which securities are authorized for issuance , as of December 31, 2024:

Plan Category	Number of Shares to be issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)

Equity compensation plans approved by security holders[1]	1,189,323	$20.63	2,316,794
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,189,323	$20.63	2,316,794
[1] Column (a) consists of the following shares of our common stock issuable upon the exercise; 882,570 stock options issued under our 2017 Equity Incentive Plan; 74,919 under the Pioneer Plans; 11,739 shares of restricted stock issued under our 2021 Equity Incentive Plan; 44,536 probable restricted shares from the 2022 LTIP issued under our 2021 Equity Incentive Plan; 83,099 probable restricted shares from the 2023 LTIP issued under our 2021 Equity Incentive Plan; and 92,460 probable restricted shares from the 2024 LTIP issued under our 2021 Equity Incentive Plan. Column (b) includes the weighted average exercise price of outstanding stock options under our 2017 Equity Incentive Plan and the Pioneer Plans. Column (c) consists of an aggregate of 97,667 shares reserved for future issuance under our 2017 Equity Incentive Plan, which was approved by our stockholders on May 9, 2018, and 2,219,127 shares reserved for future issuance under our 2021 Equity Incentive Plan, which was approved by our stockholders on October 29, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 regarding certain relationships and related transactions is contained under the caption “Certain Relationships and Related Party Transactions” in the 2025 Proxy Statement, which information under such heading is incorporated herein by reference. The information required by this Item 13 regarding director independence is contained under the caption “Director Independence” in the 2025 Proxy Statement, which information under such caption is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 regarding fees we paid to our principal accountant, and the pre-approval policies and procedures established by the Audit Committee of our Board contained under the caption “Independent Auditor Fees” in the 2025 Proxy Statement, which is incorporated herein by reference.

Part IV
Item 15. Exhibits
The following is a list of documents filed as a part of this Report:
1.Financial Statements
The following consolidated financial statements and reports of independent registered public accountants of the Company are in Part II, Item 8 of this Form 10-K:
•Reports of Independent Registered Public Accounting Firm (PCAOB ID 173);
•Consolidated Balance Sheets as of December 31, 2024 and 2023;
•Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2024, 2023, and 2022;
•Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024, 2023, and 2022;
•Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022;
•Notes to Consolidated Financial Statements for the years ended December 31, 2024, 2023, and 2022.
2.Financial Statement Schedules
All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.
3.Exhibits
The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

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

Exhibit No.	Description
4.9
Form of Amendment No. 4 to the Stockholders’ Agreement by and among FirstSun and the parties signatories thereto (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on January 19, 2024).

4.10
Form of Amendment No. 5 to the Stockholders’ Agreement by and among FirstSun and the parties signatories thereto (incorporated by reference to Exhibit 4.10 of the Company’s Form 10-K for the year ended December 31, 2023).

4.11
Form of Upfront Registration Rights Agreement, dated as of January 16, 2024, by and among FirstSun and the parties signatories thereto (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed on January 19, 2024).*

4.12
Form of Amendment No. 6 to Stockholders’ Agreement by and among FirstSun and the parties signatories thereto (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on February 25, 2025).

4.13
Form of Board Representative Letter Agreement with the attached Schedule of Stockholders who have executed a Board Representative Letter Agreement in the form of Board Representative Letter Agreement (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on February 25, 2025).

4.14	Schedule of Stockholders who have executed a Board Representative Letter Agreement in the form of Board Representative Letter Agreement.

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

10.16
Agreement and General Release dated March 24, 2022 between Mollie Hale Carter and FirstSun Capital Bancorp (incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K for the Year Ended December 31, 2021).^

10.17
2023 Amendment to Amended and Restated Employment Agreement dated as of March 14, 2023 by and among Robert A. Cafera, Jr., FirstSun Capital Bancorp and Sunflower Bank, N.A. (incorporated by reference to Exhibit 10.18 of the Company’s Form 10-K for the Year Ended December 31, 2022).^

10.18
Form of Upfront Securities Purchase Agreement, dated as of January 16, 2024, by and among FirstSun and the parties signatories thereto (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on January 19, 2024).*

10.19
Mutual Termination Agreement, dated November 18, 2024, between FirstSun Capital Bancorp, Dynamis Subsidiary, Inc. and HomeStreet, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 19, 2024).*

10.20	Form of 2024 Special Restricted Stock Grant Agreement(incorporated by reference to Exhibit 4.10 of the Company’s Form 10-K for the year ended December 31, 2023).^

Exhibit No.	Description
10.21	Form of FirstSun Capital Bancorp Time-Based Long-Term Incentive Plan Award Agreement.^

10.22	Change in Control Severance Agreement dated May 13, 2020 by and between Laura Frazier and FirstSun Capital Bancorp.^

10.23	Change in Control Severance Agreement dated August 5, 2020 by and between Jennifer Norris and FirstSun Capital Bancorp.^

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Form 10-K for the Year Ended December 31, 2021).

19.1	Policy regarding insider trading and related securities law matters.

21.1	Subsidiaries of FirstSun Capital Bancorp.

23.1	Consent of Crowe LLP (Independent Registered Public Accounting Firm).

24.1	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Policy relating to recovery of erroneously awarded compensation.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023; (ii) Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022; (iii) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2024, 2023 and 2022; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

104	The cover page from the Company’s Annual Report on Form 10-K Report for the year ended December 31, 2024, formatted in inline XBRL and contained in Exhibit 101.
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
None

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTSUN CAPITAL BANCORP
(Registrant)
/s/ Neal E. Arnold
Date:	March 7, 2025
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

Signature	Title	Date

/s/ Neal E. Arnold	Chief Executive Officer and President	March 7, 2025
Neal E. Arnold	(Principal Executive Officer)

/s/ Robert A. Cafera, Jr.	Senior Executive Vice President and Chief Financial Officer	March 7, 2025
Robert A. Cafera, Jr.	(Principal Financial Officer & Principal Accounting Officer)

/s/ Mollie H. Carter	Executive Chair of the Board	March 7, 2025
Mollie H. Carter

/s/ Isabella Cunningham	Director	March 7, 2025
Isabella Cunningham

/s/ Beverly O. Elving	Director	March 7, 2025
Beverly O. Elving

/s/ John S. Fleshood	Director	March 7, 2025
John S. Fleshood

/s/ Kevin T. Hammond	Director	March 7, 2025
Kevin T. Hammond

/s/ Paul A. Larkins	Director	March 7, 2025
Paul A. Larkins

/s/ David W. Levy	Director	March 7, 2025
David W. Levy

/s/ Diane L. Merdian	Director	March 7, 2025
Diane L. Merdian