Form 10-Q
period 2025-03-31
FIRSTSUN CAPITAL BANCORP
filed 2025-05-09
CIK 1709442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 8, 2025, there were approximately 27,833,378 shares of the registrant’s common stock outstanding.

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
•the potential effects of events beyond our control that may have a destabilizing effect on financial markets, economic growth, customer and client behavior and the economy in general, such as inflation and recessions, epidemics and pandemics, terrorist activities, wars and other foreign conflicts, essential utility outages, climate change, deterioration in the global economy, instability in the credit markets, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages, or trade disputes and tariffs including threats thereof, either imposed by the U.S. or other trading partners in retaliation to U.S. tariffs;
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
We caution readers that the foregoing list of factors is not exclusive, is not necessarily in order of importance and readers should not place undue reliance on any forward-looking statements. You should also consider the risks, assumptions and uncertainties set forth under “Item 1.A. Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on March 7, 2025 (our “2024 Annual Report”) as well as any additional factors that might be reported in future filings that we make with the SEC. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we do not intend to and disclaim any obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, unless required to do so under the federal securities laws.

Part I - Financial Information
Item 1. Financial Statements (Unaudited)

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Balance Sheets
As of

	(Unaudited)
(In thousands, except par and share amounts)	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$621,377	$615,917
Securities available-for-sale, at fair value	480,615	469,076
Securities held-to-maturity, fair value of $29,881 and $29,563, respectively	34,914	35,242
Loans held-for-sale, at fair value	65,603	61,825
Loans, net of allowance for credit losses of $91,790 and $88,221, respectively	6,392,218	6,288,136
Mortgage servicing rights, at fair value	82,927	84,258
Premises and equipment, net	82,333	82,483
Other real estate owned and foreclosed assets, net	4,914	5,138
Bank-owned life insurance	81,637	81,115
Restricted equity securities	24,729	28,917
Goodwill	93,483	93,483
Core deposits and other intangible assets, net	6,806	7,434
Accrued interest receivable	33,668	32,102
Deferred tax assets, net	40,158	41,195
Prepaid expenses and other assets	171,076	171,066
Total assets	$8,216,458	$8,097,387

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing accounts	$1,574,736	$1,541,158
Interest-bearing accounts	5,299,503	5,131,102
Total deposits	6,874,239	6,672,260
Securities sold under agreements to repurchase	8,515	14,699
Federal Home Loan Bank advances	35,000	135,000
Subordinated debt, net	75,969	75,841
Accrued interest payable	9,060	8,705
Accrued expenses and other liabilities	145,380	149,516
Total liabilities	7,148,163	7,056,021

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued or outstanding, respectively	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 27,753,918 and 27,709,679 shares issued and outstanding, respectively	3	3
Additional paid-in capital	547,484	547,325
Retained earnings	556,719	533,150
Accumulated other comprehensive loss, net	(35,911)	(39,112)
Total stockholders’ equity	1,068,295	1,041,366
Total liabilities and stockholders’ equity	$8,216,458	$8,097,387
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
For the three months ended March 31,
(Unaudited)

(In thousands, except per share amounts)	2025	2024
Interest income:
Interest and fee income on loans:
Taxable	$96,201	$97,313
Tax exempt	4,479	4,955
Interest and dividend income on securities:
Taxable	4,366	4,483
Tax exempt	4	4
Other interest income	5,397	3,285
Total interest income	110,447	110,040
Interest expense:
Interest expense on deposits	34,394	36,390
Interest expense on securities sold under agreements to repurchase	37	57
Interest expense on other borrowed funds	1,538	2,787
Total interest expense	35,969	39,234
Net interest income	74,478	70,806
Provision for credit losses	3,800	16,500
Net interest income after credit loss expense	70,678	54,306
Noninterest income:
Service charges on deposit accounts	2,027	2,344
Treasury management service fees	4,194	3,468
Credit and debit card fees	2,586	2,759
Trust and investment advisory fees	1,421	1,463
Income from mortgage banking services, net	9,055	9,502
Gain on other real estate owned and foreclosed assets activity, net	17	—
Other noninterest income	2,429	3,272
Total noninterest income	21,729	22,808
Noninterest expense:
Salary and employee benefits	39,561	37,353
Occupancy and equipment	9,536	8,595
Amortization and impairment of intangible assets	628	815
Terminated merger related expenses	—	2,489
Other noninterest expenses	12,997	12,576
Total noninterest expense	62,722	61,828
Income before income taxes	29,685	15,286
Provision for income taxes	6,116	2,990
Net income	$23,569	$12,296
Other comprehensive income (loss):
Net unrealized gain (loss) on securities available-for-sale	3,201	(4,734)
Other comprehensive income (loss)	3,201	(4,734)
Comprehensive income	$26,770	$7,562

Earnings per share:
Net income available to common stockholders	$23,569	$12,296
Basic	$0.85	$0.46
Diluted	$0.83	$0.45
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the three months ended March 31,
(Unaudited)

(in thousands, except share amounts)	Issued shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
2025
Balance, beginning of period	27,709,679	$3	$547,325	$533,150	$(39,112)	$1,041,366
Issuance of common stock on restricted stock grants, net of forfeitures (see Note 9 - Stockholders’ Equity)	2,997	—	289	—	—	289
Stock option exercises	41,242	—	(477)	—	—	(477)
Share-based compensation, net of forfeitures	—	—	347	—	—	347
Net income	—	—	—	23,569	—	23,569
Other comprehensive income	—	—	—	—	3,201	3,201
Balance, end of period	27,753,918	$3	$547,484	$556,719	$(35,911)	$1,068,295

2024
Balance, beginning of period	24,960,639	$2	$462,680	$457,522	$(43,007)	$877,197
Issuance of common stock, net of issuance costs	2,461,538	1	79,515	—	—	79,516
Issuance of common stock on restricted stock grants, net of forfeitures (see Note 9 - Stockholders’ Equity)	11,739	—	135	—	—	135
Stock option exercises	9,027	—	(105)	—	—	(105)
Share-based compensation, net of forfeitures	—	—	357	—	—	357
Net income	—	—	—	12,296	—	12,296
Other comprehensive loss	—	—	—	—	(4,734)	(4,734)
Balance, end of period	27,442,943	$3	$542,582	$469,818	$(47,741)	$964,662
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Cash Flows
For the three months ended March 31,
(Unaudited)

(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$23,569	$12,296
Adjustments to reconcile income to net cash provided by operating activities:
Provision for credit losses	3,800	16,500
Depreciation and amortization on premises and equipment	2,035	1,787
Amortization of net premium on securities	124	183
Accretion of net discount on acquired loans	(296)	(737)
Net change in deferred loan origination fees and costs	1,317	(168)
Amortization of core deposits and other intangible assets	628	815
Amortization of premium on acquired deposits	(28)	(150)
Accretion of discount on subordinated debt	91	96
Amortization of issuance costs on subordinated debt	37	37
Increase in cash surrender value of bank-owned life insurance	(522)	(415)
Impairment of other real estate owned and foreclosed assets	29	24
Federal Home Loan Bank stock dividends	(217)	(247)
Share-based compensation expense	636	492
Decrease in fair value of mortgage servicing rights	3,984	316
Net loss on disposal of premises and equipment	125	5
Net loss (gain) on other real estate owned and foreclosed assets activity	(17)	—
Net gain on sales of loans held-for-sale	(1,707)	(1,941)
Origination of loans held-for-sale	(255,085)	(194,890)
Proceeds from sales of loans held-for-sale	251,200	200,199
Changes in operating assets and liabilities:
Lease right-of-use assets	(57)	1
Accrued interest receivable	(1,566)	1,231
Prepaid expenses and other assets	2,763	(220)
Accrued interest payable	355	(1,549)
Accrued expenses and other liabilities	(4,845)	(6,574)
Net cash provided by operating activities	$26,353	$27,091
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Cash Flows (continued)
For the three months ended March 31,
(Unaudited)

(In thousands)	2025	2024
Cash flows from operating activities: (previous page)	$26,353	$27,091

Cash flows from investing activities:
Proceeds from maturities of held-to-maturity securities	360	371
Purchases of available-for-sale securities	(19,249)	—
Proceeds from paydowns, sales or maturities of available-for-sale securities	12,870	9,929
Loan originations, net of repayments	(110,145)	(42,634)
Purchases of premises and equipment	(2,010)	(1,012)
Proceeds from sales of other real estate owned and foreclosed assets	211	—
Proceeds from bank-owned life insurance	—	725
Purchases of restricted equity securities	(619)	(6,197)
Proceeds from the sale or redemption of restricted equity securities	5,023	17,437
Purchase of other investments	(2,950)	(3,675)
Proceeds from the sale or redemption of other investments	270	290
Net cash used in investing activities	(116,239)	(24,766)

Cash flows from financing activities:
Net change in deposits	202,007	71,435
Net change in securities sold under agreements to repurchase	(6,184)	(4,270)
Proceeds from Federal Home Loan Bank advances	293,000	373,410
Repayments of Federal Home Loan Bank advances	(393,000)	(618,068)
Proceeds from issuance of common stock, net of issuance costs and taxes paid on cashless exercise of equity awards	(477)	79,411
Net cash provided by (used in) financing activities	95,346	(98,082)
Net increase (decrease) in cash and cash equivalents	5,460	(95,757)
Cash and cash equivalents, beginning of period	615,917	479,362
Cash and cash equivalents, end of period	$621,377	$383,605

Supplemental disclosures of cash flow information:
Interest paid on deposits	$33,858	$37,994
Interest paid on borrowed funds	$1,552	$2,732
Cash paid for income taxes, net	$103	$5
Non-cash investing and financing activities:
Net change in unrealized gain (loss) on available-for-sale securities	$4,237	$(6,266)
Loan charge-offs	$812	$17,506
Loans transferred to other real estate owned and foreclosed assets	$—	$338
Mortgage servicing rights resulting from sale or securitization of mortgage loans	$2,653	$2,032
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
($ in thousands, except share and per share amounts)
NOTE 1 - Organization and Basis of Presentation
Nature of Operations - The consolidated financial statements include the accounts of FirstSun Capital Bancorp (“FirstSun” or “Parent Company”) and its wholly-owned subsidiaries, Sunflower Bank, N.A. (the “Bank” or “Sunflower Bank”), Logia Portfolio Management, LLC (“Logia”), and FEIF Capital Partners, LLC, and have been prepared using U.S. generally accepted accounting principles (“U.S. GAAP”) and prevailing practices in the banking industry. All significant intercompany balances and transactions have been eliminated. These entities are collectively referred to as “our”, “us”, “we”, or “the Company”.
These consolidated financial statements in this Quarterly Report on Form 10-Q do not include all of the information and footnotes required by U.S. GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the SEC. These interim financial statements are unaudited, and include, in our opinion, all adjustments necessary for a fair statement of the results for the periods indicated, which are not necessarily indicative of results which may be expected for the full year. Certain prior period amounts have been reclassified to conform to the current presentation. These unaudited consolidated financial statements and notes should be read in conjunction with FirstSun’s audited consolidated financial statements and footnotes thereto for the year ended December 31, 2024, included in our 2024 Annual Report.
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
In November of 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. We adopted the amendments in this ASU on January 1, 2024. A description of each business and the methodologies used to measure financial performance is described in Note 13 - Segment Information.

Recent Accounting Pronouncements Not Yet Adopted - ASU 2023-06, “Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” ASU 2023-06 amends the ASC to incorporate certain disclosure requirements from SEC Release No. 33-10532 - Disclosure Update and Simplification that was issued in 2018. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. ASU 2023-06 is not expected to have a significant impact on our financial statements.
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

NOTE 2 - Securities
The amortized cost, gross unrealized gains and losses, and fair values of available-for-sale and held-to-maturity debt securities by type follows as of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2025
Available-for-sale:
U.S. treasury	$35,210	$—	$(2,869)	$32,341
U.S. agency	584	—	(8)	576
Obligations of states and political subdivisions	28,304	35	(1,861)	26,478
Mortgage backed - residential	115,425	183	(13,976)	101,632
Collateralized mortgage obligations	179,091	2	(18,210)	160,883
Mortgage backed - commercial	154,066	468	(11,643)	142,891
Other debt	15,472	342	—	15,814
Total available-for-sale	$528,152	$1,030	$(48,567)	$480,615
Held-to-maturity:
Obligations of states and political subdivisions	$25,757	$1	$(4,343)	$21,415
Mortgage backed - residential	6,158	1	(516)	5,643
Collateralized mortgage obligations	2,999	—	(176)	2,823
Total held-to-maturity	$34,914	$2	$(5,035)	$29,881
December 31, 2024
Available-for-sale:
U.S. treasury	$35,224	$—	$(3,494)	$31,730
U.S. agency	665	—	(9)	656
Obligations of states and political subdivisions	27,709	31	(2,041)	25,699
Mortgage backed - residential	111,038	128	(14,887)	96,279
Collateralized mortgage obligations	183,718	3	(19,374)	164,347
Mortgage backed - commercial	147,374	357	(12,904)	134,827
Other debt	15,122	416	—	15,538
Total available-for-sale	$520,850	$935	$(52,709)	$469,076
Held-to-maturity:
Obligations of states and political subdivisions	$25,713	$—	$(4,899)	$20,814
Mortgage backed - residential	6,373	1	(576)	5,798
Collateralized mortgage obligations	3,156	—	(205)	2,951
Total held-to-maturity	$35,242	$1	$(5,680)	$29,563
There was no allowance for credit losses related to our investment securities as of March 31, 2025.
As of March 31, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Fair value and unrealized losses on debt securities by type and length of time in a continuous unrealized loss position without an allowance for credit losses were as follows:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Number of Securities
March 31, 2025
Available-for-sale:
U.S. treasury	$—	$—	$32,340	$(2,869)	$32,340	$(2,869)	4
U.S. agency	—	—	576	(8)	576	(8)	6
Obligations of states and political subdivisions	—	—	22,952	(1,861)	22,952	(1,861)	17
Mortgage backed - residential	9,854	(47)	85,034	(13,929)	94,888	(13,976)	86
Collateralized mortgage obligations	6,694	(9)	150,406	(18,201)	157,100	(18,210)	61
Mortgage backed - commercial	1,716	(40)	109,516	(11,603)	111,232	(11,643)	23
Total available-for-sale	$18,264	$(96)	$400,824	$(48,471)	$419,088	$(48,567)	197
Held-to-maturity:
Obligations of states and political subdivisions	$—	$—	$21,086	$(4,343)	$21,086	$(4,343)	8
Mortgage backed - residential	—	—	5,559	(516)	5,559	(516)	10
Collateralized mortgage obligations	—	—	2,823	(176)	2,823	(176)	5
Total held-to-maturity	$—	$—	$29,468	$(5,035)	$29,468	$(5,035)	23

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Number of Securities
December 31, 2024
Available-for-sale:
U.S. treasury	$—	$—	$31,730	$(3,494)	$31,730	$(3,494)	4
U.S. agency	—	—	656	(9)	656	(9)	7
Obligations of states and political subdivisions	—	—	22,253	(2,041)	22,253	(2,041)	17
Mortgage backed - residential	3,788	(49)	86,626	(14,838)	90,414	(14,887)	81
Collateralized mortgage obligations	10,785	(12)	146,740	(19,362)	157,525	(19,374)	62
Mortgage backed - commercial	1,705	(51)	112,801	(12,853)	114,506	(12,904)	23
Total available-for-sale	$16,278	$(112)	$400,806	$(52,597)	$417,084	$(52,709)	194
Held-to-maturity:
Obligations of states and political subdivisions	$329	$—	$20,485	$(4,899)	$20,814	$(4,899)	9
Mortgage backed - residential	—	—	5,703	(576)	5,703	(576)	10
Collateralized mortgage obligations	—	—	2,951	(205)	2,951	(205)	5
Total held-to-maturity	$329	$—	$29,139	$(5,680)	$29,468	$(5,680)	24

We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. We do not have plans to sell any of the available-for-sale debt securities with unrealized losses as of March 31, 2025, and we believe it is more likely than not that we would not be required to sell such available-for-sale debt securities before recovery of their amortized cost.
We continue to monitor unrealized loss positions for potential credit impairments. During the three months ended March 31, 2025 and 2024, there were no credit impairments related to our investment securities.
The amortized cost and fair value of our debt securities by contractual maturity as of March 31, 2025 are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or earlier redemptions that may occur.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due within 1 year	$430	$429
Due after 1 year through 5 years	105,343	100,332
Due after 5 years through 10 years	118,985	109,182
Due after 10 years	303,394	270,672
Total available-for-sale	$528,152	$480,615
Held-to-maturity:
Due after 1 year through 5 years	$815	$802
Due after 5 years through 10 years	3,529	3,322
Due after 10 years	30,570	25,757
Total held-to-maturity	$34,914	$29,881
Securities with a carrying value of $441,684 and $460,387 were pledged to secure public deposits, securities sold under agreements to repurchase and borrowed funds at March 31, 2025 and December 31, 2024, respectively.
Available-for-sale debt securities with a carrying value of $35,784 and $37,749 were designated in fair value hedges at March 31, 2025 and December 31, 2024, respectively. See Note 5 - Derivative Financial Instruments for further information.
There were $946 proceeds from sales and calls of securities for the three months ended March 31, 2025. There were no proceeds from sales and calls of securities for the three months ended March 31, 2024.

NOTE 3 - Loans
Loans held-for-investment by portfolio type consist of the following as of:

	March 31, 2025	December 31, 2024
Commercial and industrial	$2,635,028	$2,497,772
Commercial real estate:
Non-owner occupied	733,949	752,861
Owner occupied	679,137	702,773
Construction and land	386,056	362,677
Multifamily	85,239	94,355
Total commercial real estate	1,884,381	1,912,666
Residential real estate	1,195,714	1,180,610
Public finance	551,252	554,784
Consumer	39,096	41,345
Other	178,537	189,180
Total loans	$6,484,008	$6,376,357
Allowance for credit losses	(91,790)	(88,221)
Loans, net of allowance for credit losses	$6,392,218	$6,288,136
As of March 31, 2025 and December 31, 2024, we had net deferred fees, costs, premiums and discounts of $11,249 and $10,222, respectively, on our loan portfolio.
Accrued interest receivable on loans totaled $31,134 and $29,971 at March 31, 2025 and December 31, 2024, respectively, and is included in accrued interest receivable in the accompanying consolidated balance sheets.
The following table presents the activity in the allowance for credit losses by portfolio type for the three months ended March 31,:

	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Public Finance	Consumer	Other	Total
2025
Allowance for credit losses:
Balance, beginning of period	$37,912	$28,323	$15,450	$4,750	$750	$1,036	$88,221
Provision (benefit) for credit losses	5,283	(1,639)	(262)	493	98	227	4,200
Loans charged off	(643)	—	—	—	(169)	—	(812)
Recoveries	119	—	23	—	39	—	181
Balance, end of period	$42,671	$26,684	$15,211	$5,243	$718	$1,263	$91,790
2024
Allowance for credit losses:
Balance, beginning of period	$29,523	$27,546	$16,345	$5,337	$717	$930	$80,398
Provision (benefit) for credit losses	16,066	1,787	(1,364)	441	25	(95)	16,860
Loans charged off	(17,366)	—	—	—	(140)	—	(17,506)
Recoveries	47	—	8	—	22	—	77
Balance, end of period	$28,270	$29,333	$14,989	$5,778	$624	$835	$79,829
We determine the allowance for credit losses estimate on at least a quarterly basis.

As of March 31, 2025 and December 31, 2024, we had an allowance for credit losses on unfunded commitments of $1,259 and $1,659, respectively. For the three months ended March 31, 2025 and 2024 we recorded a benefit from credit losses on unfunded commitments of $400 and $360, respectively.
The provision for credit losses, including the benefit for unfunded commitments, totaled $3,800 during the three months ended March 31, 2025.
The following table presents our loan portfolio aging analysis as of:

	Loans Not Past Due	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans Greater than 90 Days Past Due, Still Accruing	Nonaccrual	Total
March 31, 2025
Commercial and industrial	$2,569,336	$16,206	$8,650	$—	$40,836	$2,635,028
Commercial real estate:
Non-owner occupied	723,427	1,920	4,287	—	4,315	733,949
Owner occupied	675,832	59	—	—	3,246	679,137
Construction and land	383,090	2,966	—	—	—	386,056
Multifamily	83,585	—	—	—	1,654	85,239
Total commercial real estate	1,865,934	4,945	4,287	—	9,215	1,884,381
Residential real estate	1,154,501	22,251	56	15	18,891	1,195,714
Public Finance	544,026	—	—	—	7,226	551,252
Consumer	39,071	9	—	—	16	39,096
Other	175,465	681	—	—	2,391	178,537
Total loans	$6,348,333	$44,092	$12,993	$15	$78,575	$6,484,008
December 31, 2024
Commercial and industrial	$2,462,455	$6,331	$672	$—	$28,314	$2,497,772
Commercial real estate:
Non-owner occupied	748,237	274	—	—	4,350	752,861
Owner occupied	697,639	1,856	—	—	3,278	702,773
Construction and land	362,677	—	—	—	—	362,677
Multifamily	92,681	—	—	—	1,674	94,355
Total commercial real estate	1,901,234	2,130	—	—	9,302	1,912,666
Residential real estate	1,140,193	17,065	3,117	15	20,220	1,180,610
Public Finance	547,558	—	—	—	7,226	554,784
Consumer	41,245	36	—	—	64	41,345
Other	177,727	7,156	388	1,518	2,391	189,180
Total loans	$6,270,412	$32,718	$4,177	$1,533	$67,517	$6,376,357
Interest income recorded on nonperforming loans was not material for the three months ended March 31, 2025 and 2024.
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

The following table presents the amortized cost by segment of loans by risk category and origination date as of March 31, 2025 and gross charge-offs by origination date for the three months ended March 31, 2025:

	2025	2024	2023	2022	2021	Prior	Revolving Loans Converted to Term	Revolving	Total
Commercial and industrial:
Pass	$236,767	$432,025	$234,884	$208,267	$170,954	$107,875	$52,443	$911,907	$2,355,122
Pass/Watch	—	1,650	12,663	49,098	23,438	5,850	200	21,817	114,716
Special Mention	—	276	10,150	20,871	15,865	1,781	1,599	6,578	57,120
Substandard - Accruing	—	—	11,957	20,696	9,181	5,255	1,504	18,641	67,234
Substandard - Nonaccrual	—	—	2,206	—	3,976	5,352	1,533	125	13,192
Doubtful	—	—	1,256	22,978	—	122	1,544	1,744	27,644
Total commercial and industrial	$236,767	$433,951	$273,116	$321,910	$223,414	$126,235	$58,823	$960,812	$2,635,028
Gross charge-offs	$—	$—	$—	$—	$409	$234	$—	$—	$643

Commercial real estate:
Non-owner occupied:
Pass	$2,977	$42,082	$60,684	$99,969	$137,292	$302,304	$7,900	$21,159	$674,367
Pass/Watch	—	—	1,879	1,501	10,520	9,742	—	17,640	41,282
Substandard - Accruing	—	—	2,710	—	5,934	3,871	1,470	—	13,985
Substandard - Nonaccrual	—	—	—	—	—	4,315	—	—	4,315
Total non-owner occupied	$2,977	$42,082	$65,273	$101,470	$153,746	$320,232	$9,370	$38,799	$733,949
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Owner occupied:
Pass	$6,441	$101,587	$72,755	$49,287	$86,171	$266,249	$20,783	$11,017	$614,290
Pass/Watch	—	—	2,509	5,777	5,455	11,198	—	795	25,734
Special Mention	—	—	—	2,254	402	7,942	—	—	10,598
Substandard - Accruing	—	—	9,707	868	—	14,694	—	—	25,269
Substandard - Nonaccrual	—	—	—	—	1,149	2,097	—	—	3,246
Total owner occupied	$6,441	$101,587	$84,971	$58,186	$93,177	$302,180	$20,783	$11,812	$679,137
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & land:
Pass	$7,880	$26,651	$70,768	$196,037	$6,709	$7,799	$—	$41,826	$357,670
Pass/Watch	—	—	—	3,453	—	12	—	—	3,465
Special Mention	—	—	—	24,921	—	—	—	—	24,921
Total construction & land	$7,880	$26,651	$70,768	$224,411	$6,709	$7,811	$—	$41,826	$386,056
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily:
Pass	$1,217	$4,389	$1,329	$28,388	$32,320	$10,430	$5,512	$—	$83,585
Substandard - Nonaccrual	—	—	—	1,654	—	—	—	—	1,654
Total multifamily	$1,217	$4,389	$1,329	$30,042	$32,320	$10,430	$5,512	$—	$85,239
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	2025	2024	2023	2022	2021	Prior	Revolving Loans Converted to Term	Revolving	Total
Total commercial real estate:
Pass	$18,515	$174,709	$205,536	$373,681	$262,492	$586,782	$34,195	$74,002	$1,729,912
Pass/Watch	—	—	4,388	10,731	15,975	20,952	—	18,435	70,481
Special Mention	—	—	—	27,175	402	7,942	—	—	35,519
Substandard - Accruing	—	—	12,417	868	5,934	18,565	1,470	—	39,254
Substandard - Nonaccrual	—	—	—	1,654	1,149	6,412	—	—	9,215
Total commercial real estate:	$18,515	$174,709	$222,341	$414,109	$285,952	$640,653	$35,665	$92,437	$1,884,381
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate:
Pass	$98,764	$155,205	$554,865	$124,001	$37,338	$167,905	$2,393	$15,467	$1,155,938
Pass/Watch	—	—	6,477	5,506	1,252	5,464	60	992	19,751
Special Mention	—	—	635	—	—	421	—	—	1,056
Substandard - Accruing	—	—	—	—	—	78	—	—	78
Substandard - Nonaccrual	209	—	9,426	724	1,072	7,374	58	28	18,891
Total residential real estate	$98,973	$155,205	$571,403	$130,231	$39,662	$181,242	$2,511	$16,487	$1,195,714
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Public Finance:
Pass	$6,730	$30,490	$20,277	$—	$42,567	$440,364	$—	$3,598	$544,026
Substandard - Nonaccrual	—	—	—	—	—	7,226	—	—	7,226
Total public finance	$6,730	$30,490	$20,277	$—	$42,567	$447,590	$—	$3,598	$551,252
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$865	$3,310	$1,373	$1,176	$3,513	$11,443	$—	$16,524	$38,204
Pass/Watch	30	—	8	33	151	596	1	56	875
Special Mention	—	—	—	—	1	—	—	—	1
Substandard - Nonaccrual	—	—	12	—	3	1	—	—	16
Total consumer	$895	$3,310	$1,393	$1,209	$3,668	$12,040	$1	$16,580	$39,096
Gross charge-offs	$—	$—	$58	$6	$—	$7	$—	$98	$169

Other:
Pass	$445	$30,455	$18,813	$7,656	$10,214	$6,690	$25,021	$74,910	$174,204
Pass/Watch	—	—	—	—	1,942	—	—	—	1,942
Substandard - Nonaccrual	—	—	—	—	—	2,391	—	—	2,391
Total other	$445	$30,455	$18,813	$7,656	$12,156	$9,081	$25,021	$74,910	$178,537
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans:
Pass	$362,086	$826,194	$1,035,748	$714,781	$527,078	$1,321,059	$114,052	$1,096,408	$5,997,406
Pass/Watch	30	1,650	23,536	65,368	42,758	32,862	261	41,300	207,765
Special Mention	—	276	10,785	48,046	16,268	10,144	1,599	6,578	93,696
Substandard - Accruing	—	—	24,374	21,564	15,115	23,898	2,974	18,641	106,566
Substandard - Nonaccrual	209	—	11,644	2,378	6,200	28,756	1,591	153	50,931
Doubtful	—	—	1,256	22,978	—	122	1,544	1,744	27,644
Total loans	$362,325	$828,120	$1,107,343	$875,115	$607,419	$1,416,841	$122,021	$1,164,824	$6,484,008
Gross charge-offs	$—	$—	$58	$6	$409	$241	$—	$98	$812

The following table presents the amortized cost by segment of loans by risk category and origination date as of December 31, 2024 and gross charge-offs by origination date for the year ended December 31, 2024:

	2024	2023	2022	2021	2020	Prior	Revolving Loans Converted to Term	Revolving	Total
Commercial and industrial:
Pass	$490,655	$257,005	$255,402	$221,739	$67,636	$48,713	$76,821	$822,815	$2,240,786
Pass/Watch	1,469	17,131	29,927	19,200	4,373	2,343	322	19,994	94,759
Special Mention	277	13,796	22,630	3,740	345	664	1,901	3,772	47,125
Substandard - Accruing	928	6,359	27,244	22,543	2,862	3,236	6,339	17,277	86,788
Substandard - Nonaccrual	—	2,235	12,689	4,100	2,895	2,459	1,584	1,707	27,669
Doubtful	—	—	—	—	415	—	230	—	645
Total commercial and industrial	$493,329	$296,526	$347,892	$271,322	$78,526	$57,415	$87,197	$865,565	$2,497,772
Gross charge-offs	$—	$—	$—	$19,720	$269	$2	$630	$122	$20,743

Commercial real estate:
Non-owner occupied:
Pass	$40,289	$62,077	$101,213	$126,215	$137,151	$190,618	$7,919	$20,030	$685,512
Pass/Watch	—	—	1,305	23,343	851	6,016	—	17,386	48,901
Special Mention	—	—	—	5,953	—	—	—	—	5,953
Substandard - Accruing	—	2,711	—	—	542	3,399	1,493	—	8,145
Substandard - Nonaccrual	—	—	—	—	—	4,350	—	—	4,350
Total non-owner occupied	$40,289	$64,788	$102,518	$155,511	$138,544	$204,383	$9,412	$37,416	$752,861
Gross charge-offs	$—	$—	$—	$—	$270	$11	$—	$—	$281

Owner occupied:
Pass	$102,994	$78,583	$64,881	$88,399	$90,033	$177,733	$21,049	$5,273	$628,945
Pass/Watch	—	13,933	875	5,515	19,266	3,773	—	—	43,362
Special Mention	—	—	2,268	406	1,870	6,836	—	—	11,380
Substandard - Accruing	—	577	446	—	2,516	12,269	—	—	15,808
Substandard - Nonaccrual	—	—	—	1,167	—	2,111	—	—	3,278
Total owner occupied	$102,994	$93,093	$68,470	$95,487	$113,685	$202,722	$21,049	$5,273	$702,773
Gross charge-offs	$—	$—	$—	$—	$—	$194	$—	$—	$194

Construction & land:
Pass	$15,602	$54,903	$199,050	$6,749	$3,745	$4,414	$3,436	$29,998	$317,897
Pass/Watch	—	—	3,351	—	—	15	—	—	3,366
Special Mention	—	—	41,414	—	—	—	—	—	41,414
Total construction & land	$15,602	$54,903	$243,815	$6,749	$3,745	$4,429	$3,436	$29,998	$362,677
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily:
Pass	$4,408	$1,338	$36,156	$32,878	$4,866	$7,502	$5,533	$—	$92,681
Substandard - Nonaccrual	—	—	1,674	—	—	—	—	—	1,674
Total multifamily	$4,408	$1,338	$37,830	$32,878	$4,866	$7,502	$5,533	$—	$94,355
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	2024	2023	2022	2021	2020	Prior	Revolving Loans Converted to Term	Revolving	Total
Total commercial real estate:
Pass	$163,293	$196,901	$401,300	$254,241	$235,795	$380,267	$37,937	$55,301	$1,725,035
Pass/Watch	—	13,933	5,531	28,858	20,117	9,804	—	17,386	95,629
Special Mention	—	—	43,682	6,359	1,870	6,836	—	—	58,747
Substandard - Accruing	—	3,288	446	—	3,058	15,668	1,493	—	23,953
Substandard - Nonaccrual	—	—	1,674	1,167	—	6,461	—	—	9,302
Total commercial real estate:	$163,293	$214,122	$452,633	$290,625	$260,840	$419,036	$39,430	$72,687	$1,912,666
Gross charge-offs	$—	$—	$—	$—	$270	$205	$—	$—	$475

Residential real estate:
Pass	$141,409	$138,915	$549,022	$108,084	$35,720	$151,015	$2,405	$15,201	$1,141,771
Pass/Watch	—	1,405	4,731	4,148	90	6,151	62	994	17,581
Special Mention	—	—	351	—	—	601	—	—	952
Substandard - Accruing	—	—	—	—	—	86	—	—	86
Substandard - Nonaccrual	210	—	10,667	727	2,244	6,284	59	29	20,220
Total residential real estate	$141,619	$140,320	$564,771	$112,959	$38,054	$164,137	$2,526	$16,224	$1,180,610
Gross charge-offs	$—	$—	$—	$—	$—	$38	$—	$—	$38

Public Finance:
Pass	$29,860	$19,986	$—	$42,558	$130,447	$322,066	$—	$2,641	$547,558
Substandard - Nonaccrual	—	—	—	—	—	7,226	—	—	7,226
Total public finance	$29,860	$19,986	$—	$42,558	$130,447	$329,292	$—	$2,641	$554,784
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$3,949	$1,610	$1,333	$3,793	$7,464	$4,695	$60	$17,665	$40,569
Pass/Watch	—	6	37	104	182	331	1	46	707
Special Mention	—	—	—	1	—	—	—	—	1
Substandard - Accruing	—	—	—	—	—	—	4	—	4
Substandard - Nonaccrual	—	—	—	58	4	2	—	—	64
Total consumer	$3,949	$1,616	$1,370	$3,956	$7,650	$5,028	$65	$17,711	$41,345
Gross charge-offs	$3	$10	$6	$3	$147	$46	$15	$208	$438

Other:
Pass	$26,745	$18,892	$7,664	$10,621	$148	$8,339	$129	$110,891	$183,429
Pass/Watch	—	—	—	3,360	—	—	—	—	3,360
Substandard - Nonaccrual	—	—	—	—	—	2,391	—	—	2,391
Total other	$26,745	$18,892	$7,664	$13,981	$148	$10,730	$129	$110,891	$189,180
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans:
Pass	$855,911	$633,309	$1,214,721	$641,036	$477,210	$915,095	$117,352	$1,024,514	$5,879,148
Pass/Watch	1,469	32,475	40,226	55,670	24,762	18,629	385	38,420	212,036
Special Mention	277	13,796	66,663	10,100	2,215	8,101	1,901	3,772	106,825
Substandard - Accruing	928	9,647	27,690	22,543	5,920	18,990	7,836	17,277	110,831
Substandard - Nonaccrual	210	2,235	25,030	6,052	5,143	24,823	1,643	1,736	66,872
Doubtful	—	—	—	—	415	—	230	—	645
Total loans	$858,795	$691,462	$1,374,330	$735,401	$515,665	$985,638	$129,347	$1,085,719	$6,376,357
Gross charge-offs	$3	$10	$6	$19,723	$686	$291	$645	$330	$21,694

The following table presents information about collateral dependent loans that were individually evaluated for purposes of determining the ACL as of:

	Collateral Dependent Loans With Allowance		Collateral Dependent Loans With No Related Allowance	Total Collateral Dependent Loans
	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
March 31, 2025
Commercial & industrial	$33,513	$17,486	$7,323	$40,836	$17,486
Commercial real estate:
Non-owner occupied	3,647	132	668	4,315	132
Owner occupied	—	—	3,246	3,246	—
Multifamily	—	—	1,654	1,654	—
Total commercial real estate	3,647	132	5,568	9,215	132
Residential real estate	1,806	166	17,085	18,891	166
Public Finance	7,226	1,460	—	7,226	1,460
Consumer	13	13	3	16	13
Other	2,391	159	—	2,391	159
Total loans	$48,596	$19,416	$29,979	$78,575	$19,416
December 31, 2024
Commercial & industrial	$20,890	$8,460	$7,424	$28,314	$8,460
Commercial real estate:
Non-owner occupied	—	—	4,350	4,350	—
Owner occupied	—	—	3,278	3,278	—
Construction and land	—	—	—	—	—
Total commercial real estate	—	—	9,302	9,302	—
Residential real estate	1,409	154	18,811	20,220	154
Consumer	64	64	—	64	64
Other	2,391	159	—	2,391	159
Total loans	$31,980	$10,297	$35,537	$67,517	$10,297
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
Loan Modifications Made to Borrowers Experiencing Financial Difficulty:
The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. We use a PD/LGD model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made at the time of a modification. The loan modifications in the table below did not significantly impact our determination of the allowance for credit losses on loans during the three months ended March 31, 2025.
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
The following table presents loan modifications for borrowers experiencing financial difficulty for the three months ended March 31, 2025 and 2024, segregated by modification type, regardless of whether such modifications resulted in a new loan.

	Payment Delay	Term Extension	Interest Rate Reduction	% of Total Class of Loans
March 31, 2025
Commercial and industrial	$1,321	$—	$—	0.1%
Commercial real estate:
Owner occupied	—	—	1,198	0.2%
Residential real estate	—	771	—	0.1%
Total loans	$1,321	$771	$1,198	0.1%
March 31, 2024
Commercial real estate:
Owner occupied	$—	$—	$666	0.1%
Residential real estate	—	119	—	—%
Total loans	$—	$119	$666	—%
There were no commitments to lend additional funds to these borrowers at March 31, 2025.
The financial effects of our loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2025 and 2024 were not significant.
We closely monitor the performance of loan modifications made to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts. The following table depicts the performance of loan modifications made to borrowers experiencing financial difficulty that have been modified in the preceding 12 months:

	Loans Not Past Due	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans Greater than 90 Days Past Due, Still Accruing	Nonaccrual	Total
March 31, 2025
Commercial and industrial	$1,511	$—	$—	$—	$16,406	$17,917
Commercial real estate:
Non-owner occupied	—	1,920	—	—	—	1,920
Owner occupied	7,000	—	—	—	—	7,000
Total commercial real estate	7,000	1,920	—	—	—	8,920
Residential real estate	771	—	—	—	927	1,698
Total loans	$9,282	$1,920	$—	$—	$17,333	$28,535
March 31, 2024
Commercial and industrial	$—	$—	$—	$—	$283	$283
Commercial real estate:
Owner occupied	1,139	—	—	—	638	1,777
Total loans	$1,139	$—	$—	$—	$921	$2,060

NOTE 4 - Mortgage Servicing Rights
We have investments in mortgage servicing rights (“MSRs”) that result from the sale of loans to the secondary market for which we retain the servicing. We account for these MSRs at their fair value.
The unpaid principal loan balance of our servicing portfolio is presented in the following table as of:

	March 31, 2025	December 31, 2024
Federal National Mortgage Association	$2,624,052	$2,578,587
Federal Home Loan Mortgage Corporation	1,890,016	1,876,095
Government National Mortgage Association	1,286,264	1,259,513
Federal Home Loan Bank	99,669	98,582
Other	1,146	1,169
Total	$5,901,147	$5,813,946
The activity of MSRs carried at fair value is as follows:

	For the three months ended March 31,
	2025	2024
Balance, beginning of period	$84,258	$76,701
Additions:
Servicing resulting from transfers of financial assets	2,653	2,031
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	(1,389)	1,273
Changes in fair value due to pay-offs, pay-downs, and runoff	(2,595)	(1,589)
Balance, end of period	$82,927	$78,416
The following represents the weighted-average key assumptions used to estimate the fair value of MSRs as of:

	March 31, 2025	December 31, 2024	March 31, 2024
Discount rate	10.14%	10.09%	10.12%
Total prepayment speeds	8.62%	7.90%	8.02%
Cost of servicing each loan	$93/per loan	$92/per loan	$90/per loan
Total servicing and ancillary fees earned from the mortgage servicing portfolio is presented in the following table:

	For the three months ended March 31,
	2025	2024
Servicing fees	$4,260	$3,885
Late and ancillary fees	245	219
Total	$4,505	$4,104

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
The components of our banking derivative financial instruments consisted of the following as of:

	Number of Transactions	Expiration Dates	Outstanding Notional	Estimated Fair Value
March 31, 2025
Derivative financial instruments designated as hedging instruments:
Assets:
Interest Rate Products	33	2029 - 2031	$164,894	$10,161
Derivative financial instruments not designated as hedging instruments:
Assets:
Interest Rate Products	59	2025 - 2037	$540,918	$18,290
Other	5	2028	$16,147	$10
Liabilities:
Interest Rate Products	59	2025 - 2037	$540,918	$18,166
Other	6	2027 - 2029	$53,437	$60
December 31, 2024
Derivative financial instruments designated as hedging instruments:
Assets:
Interest Rate Products	36	2029 - 2034	$175,967	$13,452
Derivative financial instruments not designated as hedging instruments:
Assets:
Interest Rate Products	57	2025 - 2037	$502,080	$22,062
Other	1	2025	$7,759	$—
Liabilities:
Interest Rate Products	57	2025 - 2037	$502,080	$21,830
Other	5	2027 - 2028	$38,756	$31
We recorded gains and losses on banking derivative assets and liabilities as follows:

	For the three months ended March 31,
	2025	2024
Recorded (loss) gain on banking derivative assets	$(2,374)	$6,385
Recorded gain (loss) on banking derivative liabilities	$2,291	$(6,232)
For the three months ended March 31, 2025 and 2024, our banking derivative financial instruments not designated as hedging instruments generated fee income of $465 and $31, respectively.
The carrying amount of hedged loans receivable as of March 31, 2025 and December 31, 2024 was $164,226 and $170,166, respectively. The cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged loans receivable as of March 31, 2025 and December 31, 2024 was $(6,953) and $(9,169), respectively. The fair value hedging adjustment included in other noninterest income for the three months ended March 31, 2025 and 2024 was $2,216 and $(1,594), respectively.
The carrying amount of hedged available-for-sale debt securities as of March 31, 2025 and December 31, 2024 was $35,784 and $37,749, respectively. The cumulative amount of fair value hedging adjustment included in the amortized cost amount of the hedged available-for-sale debt securities as of as of March 31, 2025 and December 31, 2024 was $(3,210), and $(4,285), respectively. The fair value hedging adjustment included in interest income for the three months ended March 31, 2025 and 2024 was $1,075 and $(1,272), respectively.
Credit-risk-related Contingent Features:
We have agreements with each of our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations.
We also have agreements with our derivative counterparties that contain a provision where if we fail to maintain our status as a well-capitalized institution, then our derivative counterparties have the right but not the obligation to terminate existing swaps. As of March 31, 2025 and December 31, 2024, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $18,665 and $22,391, respectively. As of March 31, 2025 and December 31, 2024, we have minimum collateral posting thresholds with our derivative counterparties and have posted collateral of $5,890, respectively. If we had breached any of these provisions at March 31, 2025, we could have been required to settle our obligations under the agreements at their termination value of $18,665.

Mortgage Banking Derivative Financial Instruments:
The components of our mortgage banking derivative financial instruments consisted of the following as of:

	Expiration Dates	Outstanding Notional	Estimated Fair Value
March 31, 2025
Derivative financial instruments
Assets:
Futures	2025	$56,900	$726
Forward MBS trades	2025	$109,000	$(380)
Interest rate lock commitments (IRLC)	2025	$98,583	$871
December 31, 2024
Derivative financial instruments
Assets:
Forward MBS trades	2025	$86,000	$464
Interest rate lock commitments (IRLC)	2025	$44,701	$110
Liabilities:
Futures	2025	$44,900	$1,002
We recorded gains and losses on mortgage banking derivative assets and liabilities as follows:

	For the three months ended March 31,
	2025	2024
Recorded gain on mortgage banking derivative assets	$2,448	$58
Recorded loss on mortgage banking derivative liabilities	$(411)	$—
NOTE 6 - Deposits
The composition of our deposits is as follows as of:

	March 31, 2025	December 31, 2024
Noninterest-bearing demand deposit accounts	$1,574,736	$1,541,158
Interest-bearing deposit accounts:
Interest-bearing demand accounts	708,783	685,865
Savings accounts and money market accounts	2,974,774	2,834,123
NOW accounts	39,806	45,539
Certificate of deposit accounts:
Less than $100	778,936	781,109
$100 through $250	382,576	388,571
Greater than $250	414,628	395,895
Total interest-bearing deposit accounts	5,299,503	5,131,102
Total deposits	$6,874,239	$6,672,260

The following table summarizes the interest expense incurred on our deposits:

	For the three months ended March 31,
	2025	2024
Interest-bearing deposit accounts:
Interest-bearing demand accounts	$5,575	$4,719
Savings accounts and money market accounts	13,775	10,671
NOW accounts	124	142
Certificate of deposit accounts	14,920	20,858
Total interest-bearing deposit accounts	$34,394	$36,390
The remaining maturity on certificate of deposit accounts is as follows as of:

March 31, 2025
Remainder of 2025	$1,479,615
2026	79,750
2027	8,626
2028	2,305
2029	3,093
2030	1,274
Thereafter	1,477
Total certificate of deposit accounts	$1,576,140
NOTE 7 - Debt
FHLB advances
The following is a breakdown of our FHLB advances and other borrowings outstanding as of:

	March 31, 2025		December 31, 2024
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Variable rate line-of-credit advance	$—	N/A	$—	N/A
Fixed rate term advance	35,000	4.66%	135,000	4.60%
	$35,000		$135,000
Our FHLB advances are typically considered short-term borrowings with maturities less than one year and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. The advances were collateralized by $2,666,181 and $2,733,150 of loans pledged to the FHLB as of March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025 and December 31, 2024, the Bank had total borrowing capacity with the FHLB that is based on qualified collateral lending values of $1,615,162 and $1,669,888, respectively. Our additional borrowing availability with the FHLB at March 31, 2025 was $1,472,919. These borrowings can be in the form of additional term advances or a line-of-credit.
FRB advances
We also had a $2,054,342 line-of-credit with the FRB. The agreement bears interest at the Fed Funds target rate plus 0.50% and is secured by $2,470,044 of investment securities and loans pledged to the FRB as collateral. No amounts were drawn on the line-of-credit as of March 31, 2025.

Other borrowings
We have lines-of-credit with certain other financial institutions totaling $160,000 as of March 31, 2025. No amounts were drawn on these lines-of-credit at March 31, 2025.
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
Trust preferred securities
We have issued $9,279 in trust preferred securities through a special-purpose trust, New Mexico Banquest Capital Trust I (“NMBCT I”). In addition, we have issued $4,640 in trust preferred securities through a special purpose trust, New Mexico Banquest Capital Trust II (“NMBCT II”, and together with NMBCT I, collectively referred to as “NMBCT Trusts”). Interest is payable quarterly at a rate of three-month term SOFR plus 3.35% (7.91% and 8.51% as of March 31, 2025 and 2024, respectively) for the trust preferred securities issued through NMBCT I and at a rate of three-month term SOFR plus 2.00% (6.59% and 7.39% as of March 31, 2025 and 2024, respectively) for the trust preferred securities issued through NMBCT II.
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

NOTE 8 - Earnings Per Share
Basic earnings per share, excluding dilution, is computed by dividing earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that could then share in our earnings.
The following table sets forth the computation of basic and diluted earnings per share of common stock:

	For the three months ended March 31,
	2025	2024
Net income applicable to common stockholders	$23,569	$12,296
Weighted Average Shares
Weighted average common shares outstanding	27,721,760	27,019,625
Effect of dilutive securities
Stock-based awards	572,152	609,316
Weighted average diluted common shares	28,293,912	27,628,941
Earnings per common share
Basic earnings per common share	$0.85	$0.46
Effect of dilutive securities
Stock-based awards	(0.02)	(0.01)
Diluted earnings per common share	$0.83	$0.45
NOTE 9 - Stockholders’ Equity
As of March 31, 2025 and December 31, 2024, the Company has 10,000,000 shares of preferred stock authorized, $0.0001 par value, of which none were issued or outstanding, respectively.
As of March 31, 2025 and December 31, 2024, the Company has 50,000,000 shares of common stock authorized, $0.0001 par value, of which 27,753,918 and 27,709,679 shares were issued and outstanding, respectively.
Dividends:
Dividends paid by the Company, if any, are substantially provided from Bank dividends. The Bank may declare dividends without prior regulatory approval that do not exceed the total of retained net income for the current year combined with its retained net income for the preceding two years, subject to maintenance of minimum capital requirements. During 2025 and 2024 the Bank did not pay a dividend. During 2025, Logia paid a dividend of $75 to the Parent Company. The Parent Company did not declare or pay any dividend in 2025
Equity Incentive Plans:

2017 Equity Incentive Plan
The 2017 Equity Incentive Plan (the “2017 Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock and other stock awards to its employees, directors and consultants for up to 1,977,292 shares of FirstSun common stock in the aggregate.

Option awards are generally granted with an exercise price of not less than the fair value of a share of the Company’s common stock at the date of grant, they vest 25% on the first, second, third and fourth anniversaries following the date of grant and have 10 year terms. The fair value of each stock option award is estimated on the date of grant utilizing the Black-Scholes option pricing model. Expected volatility was determined based on the median historical volatility of 25 to 30 comparable companies that were publicly traded for a period commensurate with the expected term of the options. The expected term of the options was estimated to be the average of the vesting term and time to expiration. The risk-free rate for the expected term of the stock options was based on the U.S. Treasury yield curve in effect at the date of grant.

The following table presents stock options outstanding as of and for the three months ended March 31, 2025:

	Shares	Weighted-Average Exercise Price, per Share	Weighted-Average Remaining Term (years)
Outstanding, beginning of year	882,570	$20.39
Exercised	(97,256)	19.88
Granted	—	—
Forfeited	—	—
Outstanding, end of year	785,314	$20.46	3.09
Options vested or expected to vest	785,314	$20.46
Options exercisable, end of year	785,314	$20.46	3.09
At March 31, 2025, there was $9 of total unrecognized compensation cost related to non-vested stock options. The unrecognized compensation cost at March 31, 2025 is expected to be recognized over the following two months. At March 31, 2025 and 2024, the intrinsic value of the stock options was $14,089 and $17,439, respectively.
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
In February 2025, we issued 2,997 shares of restricted stock that were fully vested at the date of grant. We incurred total expense on the grant date of $184.
In April 2024, we issued performance-based restricted stock under the LTIP that, subject to the achievement of performance conditions, will fully vest in March 2027. At March 31, 2025, based upon the probability that the performance conditions will be achieved, we determined that 84,150 shares will be issued. At March 31, 2025, there was $1,992 of total unrecognized compensation cost related to the non-vested restricted stock granted on these probable future issuances.
In March 2024, we issued 11,739 shares of restricted stock that were fully vested in March 2025. At March 31, 2025, there was no unrecognized compensation cost.
In May 2023, we issued performance-based restricted stock under the LTIP that, subject to the achievement of performance conditions, will fully vest in April 2026. At March 31, 2025, based upon the probability that the performance conditions will be achieved, we determined that 77,873 shares will be issued. At March 31, 2025, there was $727 of total unrecognized compensation cost related to the non-vested restricted stock granted on these probable future issuances.
In May 2022, we issued performance-based restricted stock under the LTIP that, subject to the achievement of performance conditions, will fully vest in April 2025. At March 31, 2025, based upon the probability that the performance conditions will be achieved, we determined that 42,403 shares will be issued. At March 31, 2025, there was no unrecognized compensation cost related to the non-vested restricted stock granted on these probable future issuances.
For the three months ended March 31, 2025, and 2024, we recorded total compensation cost from the 2017 and 2021 Plans of $636 and $492, respectively.

Acquired Equity Incentive Plans
In conjunction with the Pioneer Bancshares, Inc. merger, we assumed certain options that had been granted under Pioneer’s option plans. All assumed options were fully vested and exercisable. No further options will be granted under the Pioneer plans. The following table presents option activity:

	Shares	Weighted-Average Exercise Price, per Share	Weighted-Average Remaining Term (years)
2025
Outstanding, beginning of year	74,919	$22.76
Exercised	—	—
Granted	—	—
Forfeited	—	—
Outstanding, vested, and exercisable, end of year	74,919	$22.78	2.77
Options vested or expected to vest	74,919	$22.78
Options vested and exercisable, end of year	74,919	$22.78	2.77
At March 31, 2025 and 2024, the intrinsic value of the stock options was $1,167 and $1,243, respectively.
NOTE 10 - Income Taxes
The provision for income taxes in interim periods requires us to make an estimate of the effective tax rate expected to be applicable for the full year, adjusted for any discrete items for the applicable period. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes.
The provision for income tax is summarized as follows:

	For the three months ended March 31,
	2025	2024
Provision for income taxes	$6,116	$2,990
Effective tax provision rate	20.6%	19.6%
We do not believe that we have any material uncertain tax positions, and do not expect any material changes during the next twelve months.

NOTE 11 - Regulatory Capital Matters
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
The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. As of March 31, 2025, both the Parent Company and the Bank met all capital adequacy requirements to which they were subject.
Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of March 31, 2025 and December 31, 2024, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.
Actual and required capital amounts for the Parent Company are as follows as of:

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2025
Total risk-based capital to risk-weighted assets:	$1,154,346	15.52%	$595,207	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$986,280	13.26%	$446,405	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$986,280	13.26%	$334,804	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$986,280	12.47%	$316,255	4.00%	N/A	N/A
December 31, 2024
Total risk-based capital to risk-weighted assets:	$1,128,334	15.42%	$585,567	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$964,517	13.18%	$439,175	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$964,517	13.18%	$329,381	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$964,517	12.11%	$318,646	4.00%	N/A	N/A

Actual and required capital amounts for the Bank are as follows as of:

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2025
Total risk-based capital to risk-weighted assets:	$1,046,831	14.09%	$594,278	8.00%	$742,847	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$954,734	12.85%	$445,708	6.00%	$594,278	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$954,734	12.85%	$334,281	4.50%	$482,851	6.50%
Tier 1 leverage capital to average assets:	$954,734	12.08%	$316,197	4.00%	$395,246	5.00%
December 31, 2024
Total risk-based capital to risk-weighted assets:	$1,018,866	13.94%	$584,594	8.00%	$730,742	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$930,890	12.74%	$438,445	6.00%	$584,594	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$930,890	12.74%	$328,834	4.50%	$474,982	6.50%
Tier 1 leverage capital to average assets:	$930,890	11.69%	$318,647	4.00%	$398,308	5.00%
NOTE 12 - Fair Value Measurements
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
The following table sets forth our assets and liabilities measured at fair value on a recurring basis as of:

	Level 1	Level 2	Level 3
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total Estimated Fair Value
March 31, 2025
Available-for-sale securities	$32,341	$448,274	$—	$480,615
Loans held-for-sale	—	65,603	—	65,603
Mortgage servicing rights	—	—	82,927	82,927
Derivative financial instruments - assets	—	29,678	—	29,678
Derivative financial instruments - liabilities	—	(18,226)	—	(18,226)
Total	$32,341	$525,329	$82,927	$640,597

December 31, 2024
Available-for-sale securities	$31,730	$437,346	$—	$469,076
Loans held-for-sale	—	61,825	—	61,825
Mortgage servicing rights	—	—	84,258	84,258
Derivative financial instruments - assets	—	36,088	—	36,088
Derivative financial instruments - liabilities	—	(22,863)	—	(22,863)
Total	$31,730	$512,396	$84,258	$628,384
For further details on our Level 3 inputs related to MSRs, see Note 4 - Mortgage Servicing Rights.
The following table presents a reconciliation for our Level 3 assets measured at fair value on a recurring basis:

	For the three months ended March 31,
	2025	2024
Balance, beginning of period	$84,258	$76,701
Total losses included in earnings	(3,984)	(316)
Purchases, issuances, sales and settlements:
Issuances	2,653	2,031
Balance, end of period	$82,927	$78,416

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

	Level 3
	March 31, 2025	December 31, 2024
Collateral dependent loans:
Commercial and industrial	$16,027	$12,430
Commercial real estate	3,515	—
Residential real estate	1,640	1,255
Public finance	5,766	5,766
Other	2,232	2,232
Total collateral dependent loans	$29,180	$21,683

Other real estate owned and foreclosed assets, net:
Commercial real estate	$2,892	$2,911
Residential real estate	2,022	2,227
Total other real estate owned and foreclosed assets, net:	$4,914	$5,138
The fair value of the financial assets in the table above utilizes the market approach valuation technique, with discount adjustments for differences between comparable sales.

Fair value of financial instruments not carried at fair value:
The carrying amounts and estimated fair values of financial instruments not carried at fair value are as follows as of:

		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
March 31, 2025
Assets:
Cash and cash equivalents	$621,377	$621,377	$621,377	$—	$—
Securities held-to-maturity	34,914	29,881	—	29,881	—
Loans (excluding collateral dependent loans)	6,435,412	6,315,871	—	—	6,315,871
Restricted equity securities	24,729	24,729	—	24,729	—
Accrued interest receivable	33,668	33,668	—	2,534	31,134

Liabilities:
Deposits (excluding demand deposits)	$4,590,720	$4,583,991	$3,014,580	$1,569,411	$—
Securities sold under agreements to repurchase	8,515	8,515	—	8,515	—
FHLB advances	35,000	35,000	—	35,000	—
Subordinated debt, net	75,969	73,835	—	73,835	—
Accrued interest payable	9,060	9,060	—	9,060	—
December 31, 2024
Assets:
Cash and cash equivalents	$615,917	$615,917	$615,917	$—	$—
Securities held-to-maturity	35,242	29,563	—	29,563	—
Loans (excluding collateral dependent loans)	6,344,377	6,191,461	—	—	6,191,461
Restricted equity securities	28,917	28,917	—	28,917	—
Accrued interest receivable	32,102	32,102	—	2,131	29,971

Liabilities:
Deposits (excluding demand deposits)	$4,445,237	$4,436,305	$2,879,662	$1,556,643	$—
Securities sold under agreements to repurchase	14,699	14,699	—	14,699	—
FHLB advances	135,000	135,000	—	135,000	—
Subordinated debt, net	75,841	73,326	—	73,326	—
Accrued interest payable	8,705	8,705	—	8,705	—
NOTE 13 - Segment Information
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
Significant segment totals are reconciled to the financial statements as follows for the three months ended March 31,:

	Banking	Mortgage Operations	Corporate	Total Segments
2025
Summary of Operations
Interest income	$99,476	$10,963	$8	$110,447
Interest expense	29,138	5,631	1,200	35,969
Net interest income (expense)	70,338	5,332	(1,192)	74,478

Provision for (benefit from) credit losses	4,062	(262)	—	3,800

Noninterest income:
Service charges on deposit accounts	2,027	—	—	2,027
Treasury management service fees	4,194	—	—	4,194
Credit and debit card fees	2,585	1	—	2,586
Trust and investment advisory fees	1,421	—	—	1,421
(Loss) income from mortgage banking services, net	(622)	9,677	—	9,055
Other noninterest income	2,491	(45)	—	2,446
Total noninterest income	12,096	9,633	—	21,729

Noninterest expense:
Salary and employee benefits	31,056	7,867	638	39,561
Occupancy and equipment	8,680	795	61	9,536
Amortization of intangible assets	628	—	—	628
Other noninterest expenses	8,347	4,218	432	12,997
Total noninterest expense	48,711	12,880	1,131	62,722

Income (loss) before income taxes	$29,661	$2,347	$(2,323)	$29,685

Other Information
Depreciation expense and amortization on premises and equipment	$1,996	$39	$—	$2,035
Identifiable assets	$6,928,554	$1,152,956	$134,948	$8,216,458

	Banking	Mortgage Operations	Corporate	Total Segments
2024
Summary of Operations
Interest income	$106,502	$3,530	$8	$110,040
Interest expense	37,980	11	1,243	39,234
Net interest income (expense)	68,522	3,519	(1,235)	70,806

Provision for (benefit from) credit losses	17,864	(1,364)	—	16,500

Noninterest income:
Service charges on deposit accounts	2,344	—	—	2,344
Treasury management service fees	3,468	—	—	3,468
Credit and debit card fees	2,758	1	—	2,759
Trust and investment advisory fees	1,463	—	—	1,463
(Loss) income from mortgage banking services, net	(583)	10,085	—	9,502
Other noninterest income	3,272	—	—	3,272
Total noninterest income	12,722	10,086	—	22,808

Noninterest expense:
Salary and employee benefits	29,763	7,149	441	37,353
Occupancy and equipment	7,759	792	44	8,595
Amortization of intangible assets	815	—	—	815
Terminated merger related expenses	503	—	1,986	2,489
Other noninterest expenses	8,451	3,924	201	12,576
Total noninterest expense	47,291	11,865	2,672	61,828

Income (loss) before income taxes	$16,089	$3,104	$(3,907)	$15,286

Other Information
Depreciation expense and amortization on premises and equipment	$1,737	$50	$—	$1,787
Identifiable assets	$6,695,912	$947,437	$138,252	$7,781,601

NOTE 14 - Commitments and Contingencies
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
Undistributed portion of committed loans and unused lines of credit
Loan commitments are agreements to lend to a customer as long as there is no customer violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee. As of March 31, 2025 and December 31, 2024, commitments included the funding of fixed-rate loans totaling $160,867 and $184,780 and variable-rate loans totaling $1,642,653 and $1,615,505, respectively. The fixed-rate loan commitments have interest rates ranging from 1.00% to 18.00% at March 31, 2025 and December 31, 2024, and maturities ranging from 1 month to 18 years at March 31, 2025 and December 31, 2024.
Standby letters of credit
Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third-party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since many loan commitments and letters of credit expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, owner occupied real estate, and/or income-producing commercial properties. As of March 31, 2025 and December 31, 2024, our standby letters of credit commitment totaled $39,007 and $39,586, respectively.
MPF Master Commitments
The Bank has executed MPF Master Commitments (Commitments) with the FHLB to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB’s first loss account for mortgages delivered under the Commitments. The Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to manage the credit risk of the MPF Program mortgage loans. As of March 31, 2025 and December 31, 2024, the Bank considered the amount of any of its liability for the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments to be immaterial, and has not recorded a liability and offsetting receivable. As of March 31, 2025 and December 31, 2024, the maximum potential amount of future payments that the Bank would have been required to make under the Commitments was $3,934 and $3,887, respectively. Under the Commitments, the Bank agrees to service the loans and therefore, is responsible for any necessary foreclosure proceedings. Any future recoveries on any losses would not be paid by the FHLB under the Commitments. The Bank has not experienced any material losses under these guarantees.
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
Litigation
Overdraft Fee Litigation:
On September 13, 2021, Samantha Besser filed a putative class action amended complaint against the Bank in the United States District Court for the District of Colorado. The amended complaint alleges that the Bank improperly charged multiple insufficient funds or overdraft fees. The Plaintiff seeks unspecified restitution, actual and statutory damages, costs, attorneys’ fees, pre-judgment interest, and other relief as the Court deems proper. On April 28, 2025, Plaintiff filed an unopposed motion to approve an agreed upon settlement in which the Bank would fund a $0.45 million class settlement fund and forgive $0.07 million in uncollected fees. The Bank expects that this motion will be granted on or before June 30, 2025.
Check Fraud Litigation
Rodeo Electrical Services, Inc. and its owner (collectively, “RESI”) filed a civil action against the Bank on June 23, 2020 in the Santa Fe County, New Mexico District Court. The complaint alleged that the Bank conspired with or otherwise aided a former RESI employee’s embezzlement of approximately $0.4 million from RESI. The complaint sought compensatory, exemplary, statutory and punitive damages, as well as payment of RESI’s legal fees and expenses. On January 18, 2024, the jury awarded RESI approximately $2.1 million which included punitive damages. Judgment on the jury’s award was entered on July 25, 2024. A supplemental award of RESI’s legal fees will likely be entered by June 30, 2025. A supplemental judgment award of RESI’s legal fees is pending before the Court for consideration. We believe the judgment will be covered by insurance; therefore, the ultimate outcome will not have a material effect on the financial condition or results of operations of the Bank.
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

NOTE 15 - Lease Commitments
Our leases relate primarily to office space and bank branches with remaining lease terms of generally 1 to 15 years. Certain lease arrangements contain extension options which typically range from 5 to 10 years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.

	March 31, 2025	December 31, 2024
ROU asset on leased property, gross	$41,334	$38,779
Accumulated amortization	(18,043)	(16,303)
ROU asset, net (included in prepaid expenses and other assets in our consolidated balance sheets)	$23,291	$22,476
Lease liability (included in accrued expenses and other liabilities in our consolidated balance sheets)	$25,134	$24,376
Weighted Average Remaining Life - Operating Leases (years)	5.04	5.09
Weighted Average Rate - Operating Leases	2.83%	2.61%
The following table reconciles future undiscounted lease payments due under non-cancelable operating leases to the aggregate operating lessee lease liability as of March 31, 2025:

Remainder of 2025	$7,278
2026	5,472
2027	4,071
2028	3,783
2029	2,903
2030	3,425
Thereafter	115
Total undiscounted operating lease liability	27,047
Imputed interest	1,913
Total operating lease liability included in the accompanying balance sheet	$25,134
Total lease expense for three months ended March 31, 2025 and 2024 was $2,036 and $1,924, respectively. The components of total lease expense was as follows:

	For the three months ended March 31,
	2025	2024
Operating leases	$1,970	$1,922
Short-term leases	102	47
Sublease income	(36)	(45)
Net lease expense	$2,036	$1,924
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
The following discussion and analysis of FirstSun’s consolidated financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and accompanying footnotes included in Item 1 of this Form 10-Q as well as our audited consolidated financial statements and footnotes for the year ended December 31, 2024 included in our 2024 Annual Report that we filed with the SEC on March 7, 2025. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate trends in operations or results of operations for any future periods.
Annualized ratios are presented utilizing the Actual/Actual day-count convention. Prior period annualized ratios have been recalculated to conform to the current presentation.
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
We operate FirstSun through two operating segments: Banking and Mortgage Operations. We also allocate certain expenses to Corporate, which is not an operating segment. The expenses included in Corporate are not deemed to be allocable to our operating segments. The operating segments have been determined based on the products and services we offer and reflect the manner in which our financial information is evaluated by management. Each of the operating segments is complementary to each other and because of the interrelationship of the segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. For additional information on our segments, see Note 13 - Segment Information included in our consolidated financial statements included elsewhere in this report.

Financial Summary
First Quarter 2025 Highlights:
•Net income of $23.6 million, $0.83 per diluted share
•Net interest margin of 4.07%
•Return on average total assets of 1.20%
•Return on average stockholders’ equity of 9.03%
•Loan growth of 6.8% annualized
•Deposit growth of 12.3% annualized
•22.6% noninterest income to total revenue1
Net income totaled $23.6 million for the first quarter of 2025 compared to net income of $12.3 million for the first quarter of 2024. Earnings per diluted share were $0.83 for the first quarter of 2025 compared to $0.45 for the first quarter of 2024. Adjusted net income, a non-GAAP financial measure, was $14.6 million or $0.53 per diluted share for the first quarter of 2024. Net income, for the first quarter of 2024, was negatively impacted by a provision for credit loss on a specific customer in our commercial and industrial (C&I) loan portfolio of $10.6 million, net of tax, or $0.39 per diluted share.
The following table sets forth certain summary financial and other information of FirstSun:

	As of and for the three months ended
($ in thousands, except per share amounts)	March 31, 2025	March 31, 2024
Income Statement:
Net interest income	$74,478	$70,806
Provision for credit losses	3,800	16,500
Noninterest income	21,729	22,808
Noninterest expense	62,722	61,828
Income before income taxes	29,685	15,286
Provision for income taxes	6,116	2,990
Net income	23,569	12,296
Adjusted net income[2]	23,569	14,592
Balance Sheet:
Total assets	$8,216,458	$7,781,601
Total loans held-for-sale	65,603	56,813
Total loans held-for-investment	6,484,008	6,284,868
Total deposits	6,874,239	6,445,388
Total borrowed funds	110,969	220,255
Total stockholders' equity	1,068,295	964,662
Per Common Share Data:
Period end common shares outstanding	27,753,918	27,442,943
Weighted average common shares outstanding, basic	27,721,760	27,019,625
Basic earnings per share	$0.85	$0.46
Weighted average common shares outstanding, diluted	28,293,912	27,628,941
Diluted earnings per share	$0.83	$0.45
Adjusted diluted earnings per share[2]	0.83	0.53
Cash dividends	$—	$—
Dividend payout ratio	—%	—%
Book value per share	$38.49	$35.15
Tangible book value per share[2]	34.88	31.37
[1] Total revenue is net interest income plus noninterest income.
[2] See section entitled “Non-GAAP Financial Measures and Reconciliations” for information regarding these non-GAAP financial measures and a reconciliation to the most comparable GAAP equivalent.

1 Total revenue is net interest income plus noninterest income.

	As of and for the three months ended
($ in thousands, except per share amounts)	March 31, 2025	March 31, 2024
Performance Ratios:
Return on average total assets	1.20%	0.65%
Adjusted return on average total assets[2]	1.20%	0.77%
Return on average stockholders' equity	9.03%	5.18%
Adjusted return on average stockholders’ equity[2]	9.03%	6.14%
Return on average tangible stockholders' equity[2]	10.18%	6.11%
Adjusted return on average tangible stockholders' equity[2]	10.18%	7.20%
Net interest margin	4.07%	4.01%
Net interest margin (FTE basis)[2]	4.13%	4.08%
Efficiency ratio	65.19%	66.05%
Adjusted efficiency ratio[2]	65.19%	63.39%
Noninterest income to total revenue[1]	22.6%	24.4%
Balance Sheet Ratios:
Loan to deposit ratio	94.3%	97.5%
Net charge-offs (recoveries) to average loans outstanding	0.04%	1.12%
Allowance for credit losses to loans	1.42%	1.27%
Nonperforming loans to total loans[3]	1.21%	0.92%
Capital Ratios:
Total risk-based capital to risk-weighted assets	15.52%	14.73%
Tier 1 risk-based capital to risk-weighted assets	13.26%	12.54%
Common Equity Tier 1 (CET 1) to risk-weighted assets	13.26%	12.54%
Tier 1 leverage capital to average assets	12.47%	11.73%
Average stockholders' equity to average total assets	13.28%	12.49%
Tangible stockholders' equity to tangible assets[2]	11.93%	11.21%
Tangible stockholders' equity to tangible assets reflecting net unrealized losses on HTM securities, net of tax[2]	11.89%	11.17%
Nonfinancial Data:
Full-time equivalent employees	1,151	1,154
Banking branches	69	69
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

Non-GAAP Financial Measures and Reconciliations
The non-GAAP financial measures presented below are used by our management and our Board of Directors on a regular basis in addition to our GAAP results to facilitate the assessment of our financial performance. Management believes these non-GAAP financial measures enhance an investor’s understanding of our financial results by providing a meaningful basis for period-to-period comparisons, assisting in operating results analysis, and predicting future performance. This information supplements our GAAP reported results, and should not be viewed in isolation from, or as a substitute for, our GAAP results. Accordingly, this financial information should be read in conjunction with our consolidated financial statements and notes thereto for the three months ended March 31, 2025, included elsewhere in this report. Non-GAAP financial measures exclude certain items that are included in the financial results presented in accordance with GAAP. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. These non-GAAP measures are not necessarily comparable to similar measures that may be represented by other companies.
The following table presents GAAP to non-GAAP reconciliations:

	As of and for the three months ended
($ in thousands, except share and per share amounts)	March 31, 2025	March 31, 2024
Tangible stockholders’ equity to tangible assets:
Total stockholders' equity (GAAP)	$1,068,295	$964,662
Less: Goodwill and other intangible assets
Goodwill	(93,483)	(93,483)
Other intangible assets	(6,806)	(10,168)
Tangible stockholders' equity (non-GAAP)	$968,006	$861,011
Total assets (GAAP)	$8,216,458	$7,781,601
Less: Goodwill and other intangible assets
Goodwill	(93,483)	(93,483)
Other intangible assets	(6,806)	(10,168)
Tangible assets (non-GAAP)	$8,116,169	$7,677,950
Total stockholders' equity to total assets (GAAP)	13.00%	12.40%
Less: Impact of goodwill and other intangible assets	(1.07)%	(1.19)%
Tangible stockholders' equity to tangible assets (non-GAAP)	11.93%	11.21%
Tangible stockholders’ equity to tangible assets, reflecting net unrealized losses on HTM securities, net of tax:
Tangible stockholders' equity (non-GAAP)	$968,006	$861,011
Less: Net unrealized losses on HTM securities, net of tax	(3,803)	(4,236)
Tangible stockholders’ equity less net unrealized losses on HTM securities, net of tax (non-GAAP)	$964,203	$856,775
Tangible assets (non-GAAP)	$8,116,169	$7,677,950
Less: Net unrealized losses on HTM securities, net of tax	(3,803)	(4,236)
Tangible assets less net unrealized losses on HTM securities, net of tax (non-GAAP)	$8,112,366	$7,673,714
Tangible stockholders’ equity to tangible assets (non-GAAP)	11.93%	11.21%
Less: Net unrealized losses on HTM securities, net of tax	(0.04)%	(0.04)%
Tangible stockholders’ equity to tangible assets reflecting net unrealized losses on HTM securities, net of tax (non-GAAP)	11.89%	11.17%
Tangible book value per share:
Total stockholders' equity (GAAP)	$1,068,295	$964,662
Tangible stockholders' equity (non-GAAP)	$968,006	$861,011
Total shares outstanding	27,753,918	27,442,943
Book value per share (GAAP)	$38.49	$35.15
Tangible book value per share (non-GAAP)	$34.88	$31.37
Adjusted net income:
Net income (GAAP)	$23,569	$12,296
Add: Non-recurring adjustments
Terminated merger related expenses, net of tax	—	2,296
Total adjustments, net of tax	—	2,296
Adjusted net income (non-GAAP)	$23,569	$14,592

	As of and for the three months ended
($ in thousands, except share and per share amounts)	March 31, 2025	March 31, 2024
Adjusted diluted earnings per share:
Diluted earnings per share (GAAP)	$0.83	$0.45
Add: Impact of non-recurring adjustments
Terminated merger related expenses, net of tax	—	0.08
Adjusted diluted earnings per share (non-GAAP)	$0.83	$0.53
Adjusted return on average total assets:
Return on average total assets (ROAA) (GAAP)	1.20%	0.65%
Add: Impact of non-recurring adjustments
Terminated merger related expenses, net of tax	—%	0.12%
Adjusted ROAA (non-GAAP)	1.20%	0.77%
Adjusted return on average stockholders’ equity:
Return on average stockholders' equity (ROACE) (GAAP)	9.03%	5.18%
Add: Impact of non-recurring adjustments
Terminated merger related expenses, net of tax	—%	0.96%
Adjusted ROACE (non-GAAP)	9.03%	6.14%
Return on average tangible stockholders’ equity:
Return on average stockholders’ equity (ROACE) (GAAP)	9.03%	5.18%
Add: Impact from goodwill and other intangible assets
Goodwill	0.94%	0.63%
Other intangible assets	0.21%	0.30%
Return on average tangible stockholders’ equity (ROATCE) (non-GAAP)	10.18%	6.11%
Adjusted return on average tangible stockholders’ equity:
Return on average tangible stockholders' equity (ROATCE) (non-GAAP)	10.18%	6.11%
Add: Impact of non-recurring adjustments
Terminated merger related expenses, net of tax	—%	1.09%
Adjusted ROATCE (non-GAAP)	10.18%	7.20%
Adjusted total noninterest expense:
Total noninterest expense (GAAP)	$62,722	$61,828
Less: Non-recurring adjustments
Terminated merger related expenses	—	(2,489)
Total non-recurring adjustments	—	(2,489)
Adjusted total noninterest expense (non-GAAP)	$62,722	$59,339
Adjusted efficiency ratio:
Efficiency ratio (GAAP)	65.19%	66.05%
Less: Impact of non-recurring adjustments
Terminated merger related expenses	—%	(2.66)%
Adjusted efficiency ratio (non-GAAP)	65.19%	63.39%
Fully tax equivalent (“FTE”) net interest income and net interest margin:
Net interest income (GAAP)	$74,478	$70,806
Gross income effect of tax exempt income	1,192	1,318
FTE net interest income (non-GAAP)	$75,670	$72,124
Average earning assets	$7,423,376	$7,100,323
Net interest margin	4.07%	4.01%
Net interest margin on FTE basis (non-GAAP)	4.13%	4.08%

Segments
Banking
Three months ended March 31, 2025 and 2024
Income before income taxes increased $13.6 million to $29.7 million for the first quarter of 2025, from $16.1 million for the same period in 2024. The period over period increase was primarily due to an increase in net interest income and decrease in provision for credit losses, partially offset by an increase in noninterest expense. Net interest income increased $1.8 million to $70.3 million for the first quarter of 2025, compared to $68.5 million for the same period in 2024, primarily due to a decrease in cost of interest-bearing deposits partially offset by a decrease in yield of earnings assets. Provision for credit losses decreased $13.8 million to $4.1 million for the first quarter of 2025, compared to $17.9 million for the same period in 2024, primarily due to a provision for credit loss on a specific customer in our commercial and industrial (C&I) loan portfolio of $14.1 million during the first quarter of 2024. Salary and employee benefits increased $1.3 million to $31.1 million for the first quarter of 2025, from $29.8 million for the same period in 2024, primarily due to the hiring of C&I bankers in Southern California. Identifiable assets for our Banking segment increased $0.2 billion to $6.9 billion at March 31, 2025 from $6.7 billion at March 31, 2024. The growth in identifiable assets was primarily driven by organic growth in our loan portfolios.
Mortgage Operations
Three months ended March 31, 2025 and 2024
Income before income taxes decreased $0.8 million to $2.3 million for the first quarter of 2025, compared to $3.1 million for the same period in 2024. The period over period decrease was primarily due to a decrease in revenue from mortgage banking services and an increase in noninterest expense, partially offset by an increase in net interest income. Revenue from mortgage banking services decreased $0.4 million to $9.7 million for the first quarter of 2025, compared to $10.1 million for the same period in 2024, primarily due to a decrease in net sale gains as a result of slightly lower margins and a decrease in net MSR capitalization due to increasing prepayment speeds in the serviced loan portfolio, partially offset by an increase in loan originations sold. Salary and employee benefits increased $0.7 million to $7.9 million for the first quarter of 2025, compared to $7.1 million for the same period in 2024, primarily due to higher levels of variable compensation associated with an increase in mortgage loan originations. Net interest income increased $1.8 million to $5.3 million for the first quarter of 2025, compared to $3.5 million for the same period in 2024, primarily due to higher average balances and a higher average yield on residential real estate loans. Identifiable assets for our Mortgage Operations segment increased $0.2 billion to $1.2 billion at March 31, 2025 from $0.9 billion at March 31, 2024. The growth in identifiable assets was primarily driven by organic growth in our residential mortgage portfolio.
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
Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. We have identified the determination of the allowance for credit losses and fair value measurements of MSRs to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, we consider the estimates underlying these policies to be critical accounting estimates and we discuss them directly with the Audit Committee of our Board of Directors at least annually.
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
Further, management periodically considers the need for qualitative adjustments to the ACL. Qualitative adjustments may be related to and include, but not limited to, factors such as the following: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions; (ii) organization specific risks such as credit concentrations, collateral specific risks, nature, and size of the portfolio and external factors that may ultimately impact credit quality, and (iii) other limitations associated with factors such as changes in underwriting and loan resolution strategies, among others. The qualitative factors applied on March 31, 2025, and the importance and levels of the qualitative factors applied, may change in future periods depending on the level of changes to items such as the uncertainty of economic conditions and management’s assessment of the level of credit risk within the loan portfolio as a result of such changes, compared to the amount of ACL calculated by the model. The evaluation of qualitative factors is inherently imprecise and requires significant management judgment.
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
Our process for determining the ACL is further discussed in “Note 1 - Basis of Presentation, Description of Business and Summary of Significant Accounting Policies” in our 2024 Annual Report.
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
Results of Operations
The following table sets forth components of our results of operations:

	As of and for the three months ended March 31,
($ in thousands, except per share amounts)	2025	2024
Net interest income	$74,478	$70,806
Provision for credit losses	3,800	16,500
Noninterest income	21,729	22,808
Noninterest expense	62,722	61,828
Income before income taxes	29,685	15,286
Provision for income taxes	6,116	2,990
Net income	23,569	12,296

Diluted earnings per share	$0.83	$0.45
Return on average total assets	1.20%	0.65%
Return on average stockholders' equity	9.03%	5.18%
Net interest margin	4.07%	4.01%
Net interest margin - FTE basis (non-GAAP)[1]	4.13%	4.08%
Efficiency ratio	65.19%	66.05%
Noninterest income to total revenue[2]	22.6%	24.4%
[1] See section entitled “Non-GAAP Financial Measures and Reconciliations” for information regarding non-GAAP financial measures and a reconciliation to the most comparable GAAP equivalent.
[2] Total revenue is net interest income plus noninterest income.
General
Our results of operations depend significantly on net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of interest income on loans and investment securities and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. Our results of operations are also dependent on our generation of noninterest income, consisting primarily of income from mortgage banking services, treasury management service fees, service charges on deposit accounts, trust and investment advisory fees and credit and debit card fees. Other factors contributing to our results of operations include our provisions for credit losses, income taxes, and noninterest expenses, such as salaries and employee benefits, occupancy and equipment, amortization of intangible assets and other operating costs.
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
Three months ended March 31, 2025 and 2024
Our net interest income was $74.5 million for the first quarter of 2025, an increase of $3.7 million, or 5.2%, compared to the same period in 2024. Interest income on loans decreased by $1.6 million for the first quarter of 2025, compared to the same period in 2024. Interest income on investment securities decreased by $0.1 million for the first quarter of 2025, compared to the same period in 2024. Interest income on interest-bearing cash and other assets increased by $2.1 million for the first quarter of 2025, compared to the same period in 2024. Interest expense from total interest-bearing liabilities decreased by $3.3 million for the first quarter of 2025, compared to the same period in 2024.
Our net interest margin was 4.07% for the first quarter of 2025, compared to 4.01% for the same period in 2024, an increase of six basis points. We experienced a 20 basis point decrease in yield from earning assets while our total cost of funds decreased by 33 basis points, for the first quarter of 2025 as compared to the same period in 2024.
Total average loans grew to $6.4 billion at March 31, 2025, an increase of $0.1 billion or 1.7%, compared to March 31, 2024, due to organic growth in our loan portfolio. Yield on loans decreased 15 basis points for the first quarter of 2025, compared to the same period in 2024, primarily due to the declining interest rate environment and its impact on variable rate loans in the portfolio. Interest-bearing cash and other assets increased $0.3 billion, or 109.1%, for the first quarter of 2025, compared to the same period in 2024. Yield on interest-bearing cash and other assets decreased 115 basis points for the first quarter of 2025, compared to the same period in 2024, primarily due to the declining interest rate environment.
Average interest-bearing liabilities increased $0.2 billion, or 3.3%, for the first quarter of 2025, compared to the same period in 2024, primarily to support the growth in our loan portfolio. Average interest-bearing deposits increased $0.3 billion, or 5.4%, for the first quarter of 2025, compared to the same period in 2024, which included a decrease of $0.3 billion, or 14.7%, in average certificates of deposit balances. Cost of interest-bearing deposits decreased 29 basis points for the first quarter of 2025, compared to the same period in 2024, primarily due to the decrease in certificates of deposit balances and the declining interest rate environment. Average FHLB borrowings decreased $0.1 billion, or 73.4%, for the first quarter of 2025, compared to the same period in 2024. Cost of FHLB borrowings decreased 99 basis points, for the first quarter of 2025, compared to the same period in 2024.

The following tables set forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods presented. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.
As of and for the three months ended March 31,:

	2025			2024
(In thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest Earning Assets
Loans[1]	6,420,710	100,680	6.36%	6,313,855	102,268	6.51%
Investment securities	501,809	4,370	3.53%	546,960	4,487	3.30%
Interest-bearing cash and other assets	500,857	5,397	4.37%	239,508	3,285	5.52%
Total earning assets	7,423,376	110,447	6.03%	7,100,323	110,040	6.23%
Other assets	548,976			548,642
Total assets	$7,972,352			$7,648,965

Interest-bearing liabilities
Demand and NOW deposits	$720,700	$5,699	3.21%	$549,491	$4,861	3.56%
Savings deposits	400,801	569	0.58%	421,882	725	0.69%
Money market deposits	2,441,737	13,206	2.19%	2,063,321	9,946	1.94%
Certificates of deposits	1,547,634	14,920	3.91%	1,814,629	20,858	4.62%
Total deposits	5,110,872	34,394	2.73%	4,849,323	36,390	3.02%
Repurchase agreements	9,615	37	1.57%	21,254	57	1.07%
Total deposits and repurchase agreements	5,120,487	34,431	2.73%	4,870,577	36,447	3.01%
FHLB borrowings	29,489	334	4.60%	110,777	1,541	5.59%
Other long-term borrowings	75,907	1,204	6.43%	75,389	1,246	6.65%
Total interest-bearing liabilities	5,225,883	35,969	2.79%	5,056,743	39,234	3.12%
Noninterest-bearing deposits	1,532,150			1,502,707
Other liabilities	155,337			134,370
Stockholders' equity	1,058,982			955,145
Total liabilities and stockholders' equity	$7,972,352			$7,648,965

Net interest income		$74,478			$70,806
Net interest spread		3.24%			3.11%
Net interest margin		4.07%			4.01%
Net interest margin - FTE basis (non-GAAP)[2]		4.13%			4.08%
[1] Includes loans held-for-investment, including nonaccrual loans, and loans held-for-sale.
[2] See section entitled “Non-GAAP Financial Measures and Reconciliations” for information regarding non-GAAP financial measures and a reconciliation to the most comparable GAAP equivalent

Rate-Volume Analysis
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

	For the three months ended March 31,
	2025 Versus 2024 Increase (Decrease) Due to:
(In thousands)	Rate	Volume	Total
Interest Earning Assets
Loans[1]	$(5,478)	$3,890	$(1,588)
Investment securities	677	(794)	(117)
Interest-bearing cash	(498)	2,610	2,112
Total earning assets	(5,299)	5,706	407
Interest-bearing liabilities
Demand and NOW deposits	(389)	1,227	838
Savings deposits	(120)	(36)	(156)
Money market deposits	1,360	1,900	3,260
Certificates of deposits	(3,039)	(2,899)	(5,938)
Total deposits	(2,188)	192	(1,996)
Repurchase agreements	113	(133)	(20)
Total deposits and repurchase agreements	(2,075)	59	(2,016)
FHLB borrowings	(236)	(971)	(1,207)
Other long-term borrowings	(53)	11	(42)
Total interest-bearing liabilities	(2,364)	(901)	(3,265)
Net interest income	$(2,935)	$6,607	$3,672
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
We had provision for credit losses of $3.8 million for the first quarter of 2025, compared to $16.5 million for the same period in 2024. The provision for credit losses for the first quarter of 2025 was primarily due to deterioration on a specific customer relationship and factors relating to increasing economic uncertainty, partially offset by impacts from net portfolio upgrades and increasing prepayment experience.
Noninterest Income
The following table presents noninterest income:

	Three Months Ended March 31,
(In thousands)	2025	2024
Service charges on deposit accounts	$2,027	$2,344
Treasury management service fees	4,194	3,468
Credit and debit card fees	2,586	2,759
Trust and investment advisory fees	1,421	1,463
Income from mortgage banking services, net	9,055	9,502
Other	2,446	3,272
Total noninterest income	$21,729	$22,808
Three months ended March 31, 2025 and 2024
Our noninterest income decreased $1.1 million to $21.7 million for the first quarter of 2025 from $22.8 million for the same period in 2024.
Service charges on deposit accounts includes overdraft and non-sufficient funds charges, and other service fees on deposit accounts. Service charges on deposit accounts decreased $0.3 million for the first quarter of 2025, compared to the same period in 2024, primarily due to a decrease in non-sufficient funds and overdraft fees.
Treasury management service fees include financial information management, accounts receivable management, accounts payable services, fraud mitigation services, and cash flow management. Treasury management service fees increased $0.7 million, primarily due to an overall increase in our business customer base as well as an increase in products and services provided to our existing customer base.
Credit and debit card fees represent interchange income from credit and debit card activity and referral fees earned from processing fees on card transactions by our business customers. Credit and debit card fees decreased $0.2 million for the first quarter of 2025 compared to the same period in 2024, as card transaction volumes decreased slightly.
Trust and investment advisory fees represent fees we receive in connection with our investment advisory and custodial management services of investment accounts. Trust and investment advisory fees were largely unchanged for the first quarter of 2025 as compared to the same period in 2024.

The components of income from mortgage banking services were as follows:

	For the three months ended March 31,
(In thousands)	2025	2024
Net sale gains and fees from mortgage loan originations, including loans held-for-sale changes in fair value and hedging	$4,563	$4,971
Mortgage servicing income	4,505	4,104
Net MSR capitalization and changes in fair value, net of derivative activity	(13)	427
Income from mortgage banking services, net	$9,055	$9,502
For the first quarter of 2025, income from mortgage banking services decreased $0.4 million, compared to the same period in 2024. Total loan originations for sale were $251.0 million for the first quarter of 2025, an increase of $56.1 million from $194.9 million for the same period in 2024. Slightly lower margins, partially offset by an increase in loan originations sold resulted in the decrease in revenue related to net sale gains and fees from loan originations, including fair value changes in the held-for-sale portfolio and hedging activity. We retain servicing rights on the majority of mortgage loans that we sell, which drove the increase in servicing income of $0.4 million to $4.5 million for the first quarter of 2025, from $4.1 million for the same period in 2024. Net MSR capitalization and changes in fair value, net of derivative activity decreased $0.4 million in the first quarter of 2025, compared to the same period in 2024. The decrease in revenue related to our MSRs was due to lower net MSR capitalization, primarily due to increasing prepayment speeds in the serviced loan portfolio.
The following table shows the hypothetical effect on the fair value of our MSRs when applying certain unfavorable variations of key assumptions to these assets as of March 31, 2025.

(In thousands)	10%	20%
Discount rate	$(3,043)	$(5,944)
Total prepayment speeds	(2,691)	(5,242)
Cost of servicing each loan	(864)	(1,724)
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
Other noninterest income decreased $0.8 million for the first quarter of 2025 compared to the same period in 2024, primarily due to a decrease in the fair value of investments related to our deferred compensation plan.
Noninterest Expense
The following table presents noninterest expense:

	For the three months ended March 31,
(In thousands)	2025	2024
Salary and employee benefits	$39,561	$37,353
Occupancy and equipment	9,536	8,595
Amortization of intangible assets	628	815
Terminated merger-related expenses	—	2,489
Other	12,997	12,576
Total noninterest expenses	$62,722	$61,828
Three months ended March 31, 2025 and 2024
Our noninterest expenses increased $0.9 million to $62.7 million for the first quarter of 2025, from $61.8 million for the same period in 2024.

Salary and employee benefits increased $2.2 million to $39.6 million for the first quarter of 2025, from $37.4 million for the same period in 2024, primarily due to the hiring of C&I bankers in Southern California and higher levels of variable compensation associated with an increase in residential mortgage loan originations.
Occupancy and equipment increased $0.9 million to $9.5 million for the first quarter of 2025, from $8.6 million for the same period in 2024, primarily due to higher software subscriptions and license fees.
Other noninterest expense increased $0.4 million to $13.0 million for the first quarter of 2025, from $12.6 million for the same period in 2024, primarily due to higher data processing expenses.
Income Taxes
Three months ended March 31, 2025 and 2024
We had income tax expense for the first quarter of 2025 of $6.1 million, compared to income tax expense of $3.0 million for the same period in 2024. The increase in income tax expense was due to an increase in income during the first quarter of 2025, compared to the same period in 2024. Our effective tax rate was 20.6% for the first quarter of 2025, compared to 19.6% for the same period in 2024.
Financial Condition
Balance Sheet
Our total assets were $8.2 billion and $8.1 billion, total liabilities were $7.1 billion and $7.1 billion, and total stockholders’ equity was $1.1 billion and $1.0 billion at March 31, 2025 and December 31, 2024, respectively.
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
Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no trading securities in our investment portfolio as of March 31, 2025 and December 31, 2024. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest.
Our securities available-for-sale increased by $11.5 million to $480.6 million at March 31, 2025, compared to December 31, 2024. During the period ended March 31, 2025, the securities held-to-maturity decreased $0.3 million to $34.9 million.

The following table is a summary of our investment portfolio as of:

	March 31, 2025		December 31, 2024
(In thousands)	Carrying Amount	% of Portfolio	Carrying Amount	% of Portfolio
Available-for-sale:
U.S. treasury	$32,341	6.7%	$31,730	6.8%
U.S. agency	576	0.1%	656	0.2%
Obligations of states and political subdivisions	26,478	5.5%	25,699	5.5%
Mortgage backed - residential	101,632	21.2%	96,279	20.5%
Collateralized mortgage obligations	160,883	33.5%	164,347	35.0%
Mortgage backed - commercial	142,891	29.7%	134,827	28.7%
Other debt	15,814	3.3%	15,538	3.3%
Total available-for-sale	$480,615	100.0%	$469,076	100.0%
Held-to-maturity:
Obligations of states and political subdivisions	$25,757	73.8%	$25,713	73.0%
Mortgage backed - residential	6,158	17.6%	6,373	18.0%
Collateralized mortgage obligations	2,999	8.6%	3,156	9.0%
Total held-to-maturity	$34,914	100.0%	$35,242	100.0%
The following table shows the weighted average yield to average life, which considers expected prepayments, of each category of investment securities as of March 31, 2025:

(In thousands)	One year or less		One to five years		Five to ten years		After ten years
	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield
Available-for-sale:
U.S. treasury	$—	—%	$32,341	1.28%	$—	—%	$—	—%
U.S. agency	39	5.33%	31	5.39%	506	5.57%	—	—%
Obligations of states and political subdivisions	—	—%	—	—%	22,424	3.19%	4,054	2.39%
Mortgage backed - residential	1,398	2.55%	19,076	3.01%	32,317	2.26%	48,841	3.01%
Collateralized mortgage obligations	293	2.77%	31,979	3.55%	112,213	3.32%	16,398	2.28%
Mortgage backed - commercial	1,166	3.58%	70,562	3.47%	71,163	2.94%	—	—%
Other debt	—	—%	5,993	3.71%	7,978	2.42%	1,843	3.75%
Total available-for-sale	$2,896	3.02%	$159,982	3.00%	$246,601	3.03%	$71,136	2.83%
Held-to-maturity:
Obligations of states and political subdivisions	$—	—%	$996	2.06%	$—	—%	$24,761	3.52%
Mortgage backed - residential	123	3.21%	3,515	2.52%	696	2.97%	1,824	3.26%
Collateralized mortgage obligations	—	—%	1,915	2.79%	1,084	3.07%	—	—%
Total held-to-maturity	$123	3.21%	$6,426	2.53%	$1,780	3.03%	$26,585	3.51%

Loans
Our loan portfolio represents a broad range of borrowers primarily in our markets in Texas, Kansas, Colorado, New Mexico, Arizona, California and Washington primarily comprised of commercial and industrial, commercial real estate, residential real estate, and public finance loans. We have a diversified portfolio across a variety of industries, and the portfolio is generally centered in the states in which we have branch offices. Our lending focus continues to be on operating companies, including commercial and industrial loans and lines-of-credit, as well as owner occupied commercial real estate loans.
Total loans held-for-investment, net of deferred fees, costs, premiums and discounts were $6.5 billion at March 31, 2025 and $6.4 billion at December 31, 2024.
The following table sets forth the composition of our loan portfolio, as of:

	March 31, 2025		December 31, 2024
(In thousands)	Amount	% of total loans	Amount	% of total loans
Commercial and industrial	$2,635,028	40.6%	$2,497,772	39.2%
Commercial real estate:
Non-owner occupied	733,949	11.3%	752,861	11.8%
Owner occupied	679,137	10.5%	702,773	11.0%
Construction and land	386,056	6.0%	362,677	5.7%
Multifamily	85,239	1.3%	94,355	1.5%
Total commercial real estate	1,884,381	29.1%	1,912,666	30.0%
Residential real estate	1,195,714	18.4%	1,180,610	18.5%
Public finance	551,252	8.5%	554,784	8.7%
Consumer	39,096	0.6%	41,345	0.6%
Other	178,537	2.8%	189,180	3.0%
Total loans	$6,484,008	100.0%	$6,376,357	100.0%
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
Commercial real estate (“CRE”) loans include owner occupied and non-owner occupied commercial real estate mortgage loans to operating commercial and agricultural businesses, and include both loans for long-term financing of land and buildings and loans made for the initial development or construction of a commercial real estate project. Non-owner occupied CRE loans were 63.6% of the Company’s risk-based capital, or 11.3% of total loans as of March 31, 2025. Non-owner occupied CRE loans associated with office space were $180.1 million, or 2.8% of total loans as of March 31, 2025. Owner occupied CRE loans associated with office space were $89.0 million, or 1.4% of total loans as of March 31, 2025.
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

Maturities and Sensitivity of Loans to Changes in Interest Rates
The information in the following tables is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following tables summarize the loan maturity distribution by type and related interest rate characteristics as of March 31, 2025:

(In thousands)	One year or less	After one through five years	After five through 15 years	After 15 years	Total
Commercial and industrial	$466,705	$1,870,325	$275,424	$22,574	$2,635,028
Commercial real estate	361,378	1,090,544	380,205	52,254	1,884,381
Residential real estate	110,989	39,481	57,350	987,894	1,195,714
Public finance	11,576	183,676	265,961	90,039	551,252
Consumer	14,589	9,877	14,422	208	39,096
Other	47,638	109,298	17,991	3,610	178,537
Total loans	$1,012,875	$3,303,201	$1,011,353	$1,156,579	$6,484,008

(In thousands)	One year or less	After one through five years	After five through 15 years	After 15 years	Total	Total Loans Maturing After 1 Year
Loans maturing with:
Fixed interest rates
Commercial and industrial	$70,611	$226,847	$169,453	$524	$467,435	$396,824
Commercial real estate	165,864	561,192	53,563	4,582	785,201	619,337
Residential real estate	85,147	24,949	41,435	306,028	457,559	372,412
Public finance	7,978	183,676	262,628	90,039	544,321	536,343
Consumer	5,960	8,219	14,095	—	28,274	22,314
Other	9,522	23,577	17,208	3,610	53,917	44,395
Total fixed interest rate loans	$345,082	$1,028,460	$558,382	$404,783	$2,336,707	$1,991,625
Floating or adjustable interest rates
Commercial and industrial	$396,094	$1,643,478	$105,971	$22,050	$2,167,593	$1,771,499
Commercial real estate	195,514	529,352	326,642	47,672	1,099,180	903,666
Residential real estate	25,842	14,532	15,915	681,866	738,155	712,313
Public finance	3,598	—	3,333	—	6,931	3,333
Consumer	8,629	1,658	327	208	10,822	2,193
Other	38,116	85,721	783	—	124,620	86,504
Total floating or adjustable interest rate loans	$667,793	$2,274,741	$452,971	$751,796	$4,147,301	$3,479,508
Total loans	$1,012,875	$3,303,201	$1,011,353	$1,156,579	$6,484,008	$5,471,133
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

The following table presents, by loan type, the changes in the allowance for credit losses:

	For the three months ended March 31,		For the year ended December 31,
(In thousands)	2025	2024	2024
Balance, beginning of period	$88,221	$80,398	$80,398
Loan charge-offs:
Commercial and industrial	(643)	(17,366)	(20,743)
Commercial real estate	—	—	(475)
Residential real estate	—	—	(38)
Public finance	—	—	—
Consumer	(169)	(140)	(438)
Other	—	—	—
Total loan charge-offs	(812)	(17,506)	(21,694)
Recoveries of loans previously charged-off:
Commercial and industrial	119	47	1,181
Commercial real estate	—	—	9
Residential real estate	23	8	8
Public finance	—	—	—
Consumer	39	22	119
Other	—	—	—
Total loan recoveries	181	77	1,317
Net (charge-offs) recoveries	(631)	(17,429)	(20,377)
Provision for credit losses[1]	4,200	16,860	28,200
Balance, end of period	$91,790	$79,829	$88,221
Allowance for credit losses to total loans	1.42%	1.27%	1.38%
Ratio of net charge-offs to average loans outstanding	0.04%	1.12%	0.32%
[1] For the three months ended March 31, 2025 and 2024 we recorded a provision for credit losses on unfunded commitments of $(400) and $(360), respectively. For further information, see Note 3 - Loans.
The following table presents net charge-offs (recoveries) to average loans outstanding by loan category:

	For the three months ended March 31,
(In thousands)	2025	2024
Commercial and industrial	0.06%	3.52%
Commercial real estate	—%	—%
Residential real estate	(0.01)%	—%
Public finance	—%	—%
Consumer	1.34%	1.21%
Other	—%	—%

Allocation of Allowance for Credit Losses
The following table presents the allocation of the allowance for credit losses by category and the percentage of loans by category to total loans as of:

	March 31, 2025		December 31, 2024
(In thousands)	Allowance Amount	% of loans in each category to total loans	Allowance Amount	% of loans in each category to total loans
Commercial and industrial	$42,671	40.7%	$37,912	39.2%
Commercial real estate	26,684	29.1%	28,323	30.0%
Residential real estate	15,211	18.4%	15,450	18.5%
Public finance	5,243	8.5%	4,750	8.7%
Consumer	718	0.6%	750	0.6%
Other	1,263	2.7%	1,036	3.0%
Total	$91,790	100.0%	$88,221	100.0%
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
The following table sets forth our nonperforming assets as of:

(In thousands)	March 31, 2025	December 31, 2024
Nonaccrual loans:
Commercial and industrial	$40,836	$28,314
Commercial real estate	9,215	9,302
Residential real estate	18,891	20,220
Public finance	7,226	7,226
Consumer	16	64
Other	2,391	2,391
Total nonaccrual loans	78,575	67,517
Accrual loans greater than 90 days past due	15	1,533
Total nonperforming loans	78,590	69,050
Other real estate owned and foreclosed assets, net	4,914	5,138
Total nonperforming assets	$83,504	$74,188
Nonaccrual loans to total loans	1.21%	1.06%
Nonperforming loans to total loans	1.21%	1.08%
Nonperforming assets to total assets	1.02%	0.92%
Allowance for credit losses to nonaccrual loans	116.82%	130.66%

Deposits
Deposits represent our primary source of funds. Total deposits increased by $0.2 billion to $6.9 billion at March 31, 2025, compared to December 31, 2024.
We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. The following table presents our deposits by customer type as of:

($ in thousands)	March 31, 2025	December 31, 2024
Consumer
Noninterest bearing deposit accounts	$412,734	$410,303
Interest-bearing deposit accounts:
Demand and NOW deposits	93,675	61,987
Savings deposits	330,489	326,916
Money market deposits	1,600,413	1,516,577
Certificates of deposits	1,065,839	1,069,704
Total interest-bearing deposit accounts	3,090,416	2,975,184
Total consumer deposits	$3,503,150	$3,385,487
Business
Noninterest bearing deposit accounts	$1,162,002	$1,130,855
Interest-bearing deposit accounts:
Demand and NOW deposits	654,914	669,417
Savings deposits	75,132	75,422
Money market deposits	968,740	915,208
Certificates of deposits	65,420	51,131
Total interest-bearing deposit accounts	1,764,206	1,711,178
Total business deposits	$2,926,208	$2,842,033
Wholesale deposits[1]	$444,881	$444,740
Total deposits	$6,874,239	$6,672,260
[1] Wholesale deposits primarily consist of brokered deposits included in our consolidated balance sheets within certificate of deposits.
The following table sets forth the average balance amounts and the average rates paid on deposits held by us:

	For the three months ended March 31,
	2025		2024
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand deposit accounts	$1,532,150	—%	$1,502,707	—%
Interest-bearing deposit accounts:
Interest-bearing demand accounts	672,843	3.36%	507,013	3.75%
Savings accounts and money market accounts	2,842,538	1.96%	2,485,203	1.73%
NOW accounts	47,857	1.05%	42,478	1.34%
Certificate of deposit accounts	1,547,634	3.91%	1,814,629	4.62%
Total interest-bearing deposit accounts	5,110,872	2.73%	4,849,323	3.02%
Total deposits	$6,643,022	2.10%	$6,352,030	2.30%
As of March 31, 2025 and December 31, 2024, approximately $2.4 billion or 35.2% and $2.3 billion or 34.8%, respectively, of our deposit portfolio was uninsured. As of March 31, 2025 and December 31, 2024, approximately $1.8 billion or 26.4% and $1.7 billion or 25.2%, respectively, of our deposit portfolio was uninsured and uncollateralized. The uninsured and uninsured and uncollateralized amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.

We actively participate in the IntraFi Cash Service (“ICS”) / Certificate of Deposit Account Registry Service (“CDARS”) program which provides FDIC insurance coverage for clients that maintain larger deposit balances. Deposits in the ICS / CDARS program totaled $0.8 billion, or 11.1% of all deposits as of March 31, 2025, and $0.7 billion, or 11.1% of all deposits as of December 31, 2024.
The following table sets forth the portion of the Bank's time deposits, by account, that are in excess of the FDIC insurance limit, by remaining time until maturity, as of March 31,:

(In thousands)	2025
Three months or less	$119,861
Over three months through six months	69,277
Over six through twelve months	52,548
Over twelve months through three years	3,683
Over three years	1,012
Total	$246,381
Liquidity
Liquidity refers to our ability to maintain cash flow that is adequate to fund operations, support asset growth, maintain reserve requirements and meet present and future obligations of deposit withdrawals, lending obligations and other contractual obligations.
FirstSun (Parent Company)
FirstSun has routine funding requirements consisting primarily of operating expenses, debt service, and funds used for acquisitions. FirstSun can obtain funding to meet its obligations from dividends collected from its subsidiaries, primarily the Bank, and through the issuance of varying forms of debt. At March 31, 2025, FirstSun had available cash and cash equivalents of $105.7 million and debt outstanding of $78.9 million. Management believes FirstSun has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The Bank may declare dividends without prior regulatory approval that do not exceed the total of retained net income for the current year combined with its retained net income for the preceding two years, subject to maintenance of minimum capital requirements. Prior regulatory approval to pay dividends was not required in 2024 and is not currently required. At March 31, 2025, the Bank could pay dividends to FirstSun of approximately $194.1 million without prior regulatory approval. During the three months ended March 31, 2025, the Bank did not pay dividends to FirstSun.
Bank
As more fully discussed in our 2024 Annual Report, we regularly monitor our liquidity position and make adjustments to the balance between sources and uses of funds as we deem appropriate. At March 31, 2025, our liquid assets, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $612.7 million, or 7.5% of total assets, compared to $607.6 million, or 7.5% of total assets, at December 31, 2024. The increase in our liquid assets was primarily due to an increase in cash held at the Federal Reserve. At March 31, 2025, approximately 86% of the investment securities portfolio was pledged as collateral to secure public deposits and repurchase agreements. Our unencumbered available-for-sale securities at March 31, 2025 were $65.3 million, or 0.8% of total assets, compared to $34.5 million, or 0.4% of total assets, at December 31, 2024.

The liability portion of our balance sheet serves as a primary source of liquidity. We plan to meet our future cash needs primarily through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At March 31, 2025, loans as a percentage of customer deposits were 94.3%, compared with 95.6% at December 31, 2024. For additional information related to our deposits, see Deposits section above. We are also a member of the FHLB and FRB, from which we can borrow for leverage or liquidity purposes. The FHLB and FRB requires that securities and qualifying loans be pledged to secure any advances. Liquidity sources available to us for immediate funding at March 31, 2025, are as follows:

FHLB borrowings available	$1,472,919
Fed Funds lines	2,054,342
Unused lines with other financial institutions	160,000
Immediate funding availability	$3,687,261
Management believes the Bank has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Capital
Stockholders’ equity at March 31, 2025 was $1.1 billion, compared to $1.0 billion at December 31, 2024, an increase of $26.9 million, or 2.6%.
We did not pay a dividend to our common shareholders for the three months ended March 31, 2025 and 2024.
Capital Adequacy
We are subject to various regulatory capital requirements administered by the federal banking agencies. Management routinely analyzes our capital to seek to ensure an optimized capital structure. For further information on capital adequacy see Note 11 - Regulatory Capital Matters to the consolidated financial statements.
Material Contractual Obligations, Commitments, and Contingent Liabilities
We have entered into contractual obligations in the normal course of business that involve elements of credit risk, interest rate risk and liquidity risk.
The following table summarizes our material contractual obligations as of March 31, 2025. Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.

(In thousands)	Note Reference	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Deposits:
Deposits without a stated maturity	6	$5,298,099	$5,298,099	$—	$—	$—
Certificates of deposit	6	1,576,140	1,538,349	30,298	5,632	1,861
Securities sold under agreements to repurchase		8,515	8,515	—	—	—
Short-term debt:
FHLB term advances	7	35,000	35,000	—	—	—
Long-term debt:
Subordinated debt	7	78,919	—	—	—	78,919
Operating leases	15	27,047	7,278	9,543	6,686	3,540
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
In the normal course of business, various legal actions and proceedings are pending against us and our affiliates which are incidental to the business in which they are engaged. Further discussion of contingent liabilities is included in Note 14 - Commitments and Contingencies to the consolidated financial statements.

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contractual or notional amounts of those instruments reflect the extent of involvement we have in particular classes of financial instruments. Further discussion of contingent liabilities is included in Note 14 - Commitments and Contingencies to the consolidated financial statements.

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

	% Change in Net Interest Income As of March 31,		% Change in Economic Value of Equity As of March 31,
Changes in Interest Rate (Basis Points)	2025	2024	2025	2024

+300	5.6%	4.1%	(7.7)%	(10.3)%
+200	3.9%	2.9%	(4.7)%	(6.7)%
+100	2.0%	1.6%	(2.0)%	(3.0)%
Base	—%	—%	—%	—%
-100	1.8%	0.9%	2.2%	2.9%
-200	2.5%	0.9%	2.4%	4.0%
-300	1.7%	(0.6)%	0.7%	2.2%

Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2025. Based on that evaluation, our principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
b.Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended March 31, 2025, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
FirstSun and its subsidiaries are from time to time subject to claims and litigation arising in the ordinary course of business. For further information regarding legal proceedings, see Note 14 - Commitments and Contingencies under the subheading “Litigation” in our unaudited consolidated financial statements contained in this report.
Item 5. Other Information
The 2025 annual meeting of stockholders of FirstSun (the “Annual Meeting”), was held on May 7, 2025. On March 19, 2025, the record date of the Annual Meeting, 27,753,918 shares of the Company’s common stock were issued. outstanding and entitled to vote at the Annual Meeting. A total of 24,944,817 shares of the Company’s common stock, constituting a quorum, were represented in person or by proxy at the Annual Meeting. Given the timing of the Annual Meeting, pursuant to Instruction B.3. of Form 8-K, the following information regarding the results of voting at the Annual Meeting is included in this Item 5 of Part II of this Quarterly Report on Form 10-Q in lieu of filing a Form 8-K providing the information pursuant to Items 3.03 and 5.07 of Form 8-K. Pages 42 through 51 of our Definitive Proxy Statement filed with the Securities and Exchange Commission on March 21, 2025 are incorporated herein by reference.
The Company’s stockholders voted on seven proposals as follows:
Proposal 1: Election of directors—The stockholders elected each of the Class II director nominees to serve until the 2028 Annual Meeting of Stockholders or until his respective successor is elected and qualified:

Class II Director Nominees	Votes For	Votes Against	Abstain	Broker Non-Votes
Neal E. Arnold	22,281,427	—	6,311	2,657,079
David W. Levy	22,147,406	—	140,332	2,657,079
Kevin T. Hammond	22,263,823	—	23,915	2,657,079
Proposal 2: To approve an amended and restated certificate of incorporation that included a declassification of the board of directors—Our stockholders approved this proposal.

Votes For	Votes Against	Abstain	Broker Non-Votes
22,286,729	992	17	2,657,079
Proposal 3: To approve an amended and restated certificate of incorporation that included the elimination of supermajority voting requirements for certain amendments to the Company’s certificate of incorporation—Our stockholders approved this proposal.

Votes For	Votes Against	Abstain	Broker Non-Votes
22,268,265	19,456	17	2,657,079
Proposal 4: To approve an amended and restated certificate of incorporation to include a provision that permits the Company’s stockholders to amend the Company’s bylaws by a majority vote—Our stockholders approved this proposal.

Votes For	Votes Against	Abstain	Broker Non-Votes
22,269,736	17,985	17	2,657,079

Proposal 5: To approve amended and restated bylaws to include changes to conform the Company’s bylaws to the proposed amended and restated certificate of incorporation—Our stockholders approved this proposal.

Votes For	Votes Against	Abstain	Broker Non-Votes
22,266,582	16,962	4,194	2,657,079
Proposal 6: To approve amended and restated bylaws to include changes that eliminated supermajority and majority board approval requirements for certain enumerated actions—Our stockholders approved this proposal.

Votes For	Votes Against	Abstain	Broker Non-Votes
22,264,078	19,466	4,194	2,657,079
Proposal 7: Ratification of Crowe LLP as our independent registered public accountants for 2025—Our stockholders approved this proposal.

Votes For	Votes Against	Abstain
24,848,018	89,298	7,501

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of FirstSun Capital Bancorp.

3.2	Bylaws of FirstSun Capital Bancorp as amended and restated through May 7, 2025.

10.1
Amendment No. 6 dated as of February 21, 2025 to Stockholders Agreement by and among FirstSun Capital Bancorp and the persons signatory thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 21, 2025 and filed with the Securities and Exchange Commission on February 25, 2025)

10.2
Form of Board Representation Rights Letter Agreement dated as of February 21, 2025 to Stockholders Agreement by and between FirstSun Capital Bancorp and the persons signatory thereto (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 21, 2025 and filed with the Securities and Exchange Commission on February 25, 2025)

10.3	Form of FirstSun Capital Bancorp Director Restricted Stock Award Agreement.

10.4	Form of FirstSun Capital Bancorp Officer Restricted Stock Award Agreement.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTSUN CAPITAL BANCORP
(Registrant)
/s/ Neal E. Arnold

Date:	May 9, 2025
Neal E. Arnold
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Robert A. Cafera, Jr.

Date:	May 9, 2025
Robert A. Cafera, Jr.
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)