Form 10-Q
period 2025-06-30
FIRSTSUN CAPITAL BANCORP
filed 2025-08-08
CIK 1709442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 7, 2025, there were approximately 27,835,050 shares of the registrant’s common stock outstanding.

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
There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:
•potential fluctuations or unanticipated changes in the interest rate environment, including interest rate changes made or other actions taken by the Board of Governors of the Federal Reserve, and their related impacts on macroeconomic conditions, customer and client behavior, our funding costs, and our loan and securities portfolios, as well as cash flow reassessments may reduce net interest margin and/or the volumes and values of loans made or held as well as the value of other financial assets;
•changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Federal Reserve;
•the potential effects of events beyond our control that may have a destabilizing effect on financial markets, economic growth, customer and client behavior and the economy in general, such as inflation and recessions, epidemics and pandemics, terrorist activities, wars and other foreign conflicts, climate change, deterioration in the global economy, instability in the credit markets, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages, or trade disputes and tariffs including threats thereof, either imposed by the U.S. or other trading partners in retaliation to U.S. tariffs;
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
•the outcome or results (including judgments, costs, fines, reputational harm, inability to obtain necessary approvals and/or other negative effects) of current or future litigation, legislation, regulatory proceedings, examinations, investigations, or similar matters or developments related thereto, such as potential effects of the federal One Big Beautiful Bill Act on us or our customers;
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

Part I - Financial Information
Item 1. Financial Statements (Unaudited)

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Balance Sheets
As of

	(Unaudited)
(In thousands, except par and share amounts)	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$785,115	$615,917
Securities available-for-sale, at fair value	473,468	469,076
Securities held-to-maturity, fair value of $28,973 and $29,563, respectively	34,581	35,242
Loans held-for-sale, at fair value	90,781	61,825
Loans, net of allowance for credit losses of $82,993 and $88,221, respectively	6,424,073	6,288,136
Mortgage servicing rights, at fair value	84,736	84,258
Premises and equipment, net	82,248	82,483
Other real estate owned and foreclosed assets, net	13,052	5,138
Bank-owned life insurance	82,177	81,115
Restricted equity securities	24,776	28,917
Goodwill	93,483	93,483
Core deposits and other intangible assets, net	6,228	7,434
Accrued interest receivable	33,904	32,102
Deferred tax assets, net	40,499	41,195
Prepaid expenses and other assets	166,740	171,066
Total assets	$8,435,861	$8,097,387

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing accounts	$1,706,678	$1,541,158
Interest-bearing accounts	5,393,486	5,131,102
Total deposits	7,100,164	6,672,260
Securities sold under agreements to repurchase	11,173	14,699
Federal Home Loan Bank advances	—	135,000
Subordinated debt, net	76,066	75,841
Accrued interest payable	7,247	8,705
Accrued expenses and other liabilities	145,809	149,516
Total liabilities	7,340,459	7,056,021

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued or outstanding, respectively	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 27,834,525 and 27,709,679 shares issued and outstanding, respectively	3	3
Additional paid-in capital	547,950	547,325
Retained earnings	583,105	533,150
Accumulated other comprehensive loss, net	(35,656)	(39,112)
Total stockholders’ equity	1,095,402	1,041,366
Total liabilities and stockholders’ equity	$8,435,861	$8,097,387
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
For the three and six months ended June 30,
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Interest income:
Interest and fee income on loans:
Taxable	$101,590	$100,839	$197,791	$198,152
Tax exempt	4,527	4,345	9,006	9,300
Interest and dividend income on securities:
Taxable	4,430	4,767	8,796	9,250
Tax exempt	3	5	7	9
Other interest income	6,371	4,573	11,768	7,858
Total interest income	116,921	114,529	227,368	224,569
Interest expense:
Interest expense on deposits	37,185	38,484	71,579	74,874
Interest expense on securities sold under agreements to repurchase	36	47	73	104
Interest expense on other borrowed funds	1,201	3,099	2,739	5,886
Total interest expense	38,422	41,630	74,391	80,864
Net interest income	78,499	72,899	152,977	143,705
Provision for credit losses	4,500	1,200	8,300	17,700
Net interest income after credit loss expense	73,999	71,699	144,677	126,005
Noninterest income:
Service charges on deposit accounts	2,016	2,372	4,043	4,716
Treasury management service fees	4,333	3,631	8,527	7,099
Credit and debit card fees	2,728	2,950	5,314	5,709
Trust and investment advisory fees	1,473	1,493	2,894	2,956
Income from mortgage banking services, net	13,274	11,043	22,329	20,545
(Loss) gain on other real estate owned and foreclosed assets activity, net	(17)	11	—	11
Other noninterest income	3,266	1,774	5,695	5,046
Total noninterest income	27,073	23,274	48,802	46,082
Noninterest expense:
Salary and employee benefits	43,921	39,828	83,482	77,181
Occupancy and equipment	9,541	8,701	19,077	17,296
Amortization and impairment of intangible assets	578	652	1,206	1,467
Terminated merger related expenses	—	1,046	—	3,535
Other noninterest expenses	14,070	13,648	27,067	26,224
Total noninterest expense	68,110	63,875	130,832	125,703
Income before income taxes	32,962	31,098	62,647	46,384
Provision for income taxes	6,576	6,538	12,692	9,528
Net income	$26,386	$24,560	$49,955	$36,856
Other comprehensive income:
Net unrealized gain on securities available-for-sale	255	6,620	3,456	1,886
Other comprehensive income	255	6,620	3,456	1,886
Comprehensive income	$26,641	$31,180	$53,411	$38,742

Earnings per share:
Net income available to common stockholders	$26,386	$24,560	$49,955	$36,856
Basic	$0.95	$0.90	$1.80	$1.35
Diluted	$0.93	$0.88	$1.77	$1.32
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the three months ended June 30,
(Unaudited)

(in thousands, except share amounts)	Issued shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
2025
Balance, beginning of period	27,753,918	$3	$547,484	$556,719	$(35,911)	$1,068,295
Net income	—	—	—	26,386	—	26,386
Other comprehensive income	—	—	—	—	255	255
Share-based compensation expense, net of forfeitures	—	—	1,056	—	—	1,056
Restricted stock activity, net of forfeitures (See Note 9 - Stockholders’ Equity)	68,032	—	(424)	—	—	(424)
Stock option exercises, net	12,575	—	(166)	—	—	(166)
Balance, end of period	27,834,525	$3	$547,950	$583,105	$(35,656)	$1,095,402

2024
Balance, beginning of period	27,442,943	$3	$542,582	$469,818	$(47,741)	$964,662
Net income	—	—	—	24,560	—	24,560
Other comprehensive income	—	—	—	—	6,620	6,620
Share-based compensation expense, net of forfeitures	—	—	772	—	—	772
Issuance of common stock, net of issuance costs	—	—	(32)	—	—	(32)
Restricted stock activity, net of forfeitures (See Note 9 - Stockholders’ Equity)	(741)	—	—	—	—	—
Stock option exercises, net	1,044	—	17	—	—	17
Balance, end of period	27,443,246	$3	$543,339	$494,378	$(41,121)	$996,599
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the six months ended June 30,
(Unaudited)

(in thousands, except share amounts)	Issued shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
2025
Balance, beginning of period	27,709,679	$3	$547,325	$533,150	$(39,112)	$1,041,366
Net income	—	—	—	49,955	—	49,955
Other comprehensive income	—	—	—	—	3,456	3,456
Share-based compensation expense, net of forfeitures	—	—	1,692	—	—	1,692
Restricted stock activity, net of forfeitures (See Note 9 - Stockholders’ Equity)	71,029	—	(479)	—	—	(479)
Stock option exercises, net	53,817	—	(588)	—	—	(588)
Balance, end of period	27,834,525	$3	$547,950	$583,105	$(35,656)	$1,095,402

2024
Balance, beginning of period	24,960,639	$2	$462,680	$457,522	$(43,007)	$877,197
Net income	—	—	—	36,856	—	36,856
Other comprehensive income	—	—	—	—	1,886	1,886
Share-based compensation expense, net of forfeitures	—	—	1,264	—	—	1,264
Issuance of common stock, net of issuance costs	2,461,538	1	79,483	—	—	79,484
Restricted stock activity, net of forfeitures (See Note 9 - Stockholders’ Equity)	10,998	—	—	—	—	—
Stock option exercises, net	10,071	—	(88)	—	—	(88)
Balance, end of period	27,443,246	$3	$543,339	$494,378	$(41,121)	$996,599
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Cash Flows
For the six months ended June 30,
(Unaudited)

(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$49,955	$36,856
Adjustments to reconcile income to net cash provided by operating activities:
Provision for credit losses	8,300	17,700
Depreciation and amortization on premises and equipment	4,103	3,601
Deferred tax expense	4,677	2,502
Amortization of net premium on securities	253	371
Accretion of net discount on acquired loans	(851)	(1,513)
Net change in deferred loan origination fees and costs	2,302	(247)
Amortization of core deposits and other intangible assets	1,206	1,467
Amortization of premium on acquired deposits	(45)	(243)
Accretion of discount on subordinated debt	151	191
Amortization of issuance costs on subordinated debt	73	73
Increase in cash surrender value of bank-owned life insurance	(1,062)	(932)
Impairment of other real estate owned and foreclosed assets	642	53
Federal Home Loan Bank stock dividends	(369)	(351)
Share-based compensation expense	1,692	1,264
Decrease in fair value of mortgage servicing rights	6,295	1,254
Net loss on disposal of premises and equipment	133	5
Net loss (gain) on other real estate owned and foreclosed assets activity	—	(11)
Net gain on sales of loans held-for-sale	(4,135)	(3,595)
Origination of loans held-for-sale	(641,544)	(495,027)
Proceeds from sales of loans held-for-sale	609,949	482,741
Changes in operating assets and liabilities:
Lease right-of-use assets	24	(7)
Accrued interest receivable	(1,802)	(793)
Prepaid expenses and other assets	12,056	(1,750)
Accrued interest payable	(1,458)	(4,381)
Accrued expenses and other liabilities	(4,084)	8,794
Deferred tax assets	(5,100)	—
Net cash provided by operating activities	$41,361	$48,022
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Cash Flows (continued)
For the six months ended June 30,
(Unaudited)

(In thousands)	2025	2024
Cash flows from operating activities: (previous page)	$41,361	$48,022

Cash flows from investing activities:
Proceeds from maturities of held-to-maturity securities	725	729
Purchases of available-for-sale securities	(20,772)	(5,584)
Proceeds from paydowns, sales or maturities of available-for-sale securities	20,246	31,311
Loan originations, net of repayments	(155,142)	(90,282)
Purchases of premises and equipment	(4,001)	(2,084)
Proceeds from sales of other real estate owned and foreclosed assets	249	324
Proceeds from bank-owned life insurance	—	725
Purchases of restricted equity securities	(634)	(42,462)
Proceeds from the sale or redemption of restricted equity securities	5,143	50,039
Purchase of other investments	(6,819)	(11,041)
Proceeds from the sale or redemption of other investments	486	399
Net cash used in investing activities	(160,519)	(67,926)

Cash flows from financing activities:
Net change in deposits	427,949	245,665
Net change in securities sold under agreements to repurchase	(3,526)	(4,285)
Proceeds from Federal Home Loan Bank advances	293,000	2,049,410
Repayments of Federal Home Loan Bank advances	(428,000)	(2,293,878)
Proceeds from issuance of common stock, net of issuance costs and taxes paid on cashless exercise of equity awards	(1,067)	79,396
Net cash provided by financing activities	288,356	76,308
Net increase in cash and cash equivalents	169,198	56,404
Cash and cash equivalents, beginning of period	615,917	479,362
Cash and cash equivalents, end of period	$785,115	$535,766

Supplemental disclosures of cash flow information:
Interest paid on deposits	$72,973	$79,093
Interest paid on borrowed funds	$2,754	$6,080
Cash paid for income taxes, net	$9,720	$5,277
Non-cash investing and financing activities:
Net change in unrealized gain (loss) on available-for-sale securities	$4,575	$2,496
Loan charge-offs	$14,409	$19,966
Loans transferred to other real estate owned and foreclosed assets	$8,805	$764
Mortgage servicing rights resulting from sale or securitization of mortgage loans	$6,773	$5,297
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
($ in thousands, except share and per share amounts)
NOTE 1 - Organization and Basis of Presentation
Nature of Operations - The consolidated financial statements include the accounts of FirstSun Capital Bancorp (“FirstSun” or “Parent Company”) and its wholly-owned subsidiaries, Sunflower Bank, N.A. (the “Bank” or “Sunflower Bank”), Sunflower Wealth Advisors, LLC (“SWA”), and FEIF Capital Partners, LLC, and have been prepared using U.S. generally accepted accounting principles (“U.S. GAAP”) and prevailing practices in the banking industry. All significant intercompany balances and transactions have been eliminated. These entities are collectively referred to as “our”, “us”, “we”, or “the Company”.
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
ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. ASU 2023-09 is effective for us on January 1, 2026; however early adoption is permitted. ASU 2023-09 is not expected to have a significant impact on our financial statements.
ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for us, on a prospective basis, for annual periods beginning January 1, 2027, and interim periods within fiscal years beginning January 1, 2028, though early adoption and retrospective application is permitted. ASU 2024-03 is not expected to have a significant impact on our financial statements.

NOTE 2 - Securities
The amortized cost, gross unrealized gains and losses, and fair values of available-for-sale and held-to-maturity debt securities by type follows as of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2025
Available-for-sale:
U.S. treasury	$35,194	$—	$(2,589)	$32,605
U.S. agency	556	—	(7)	549
Obligations of states and political subdivisions	29,427	—	(2,348)	27,079
Mortgage backed - residential	112,840	134	(14,207)	98,767
Collateralized mortgage obligations	173,854	1	(17,563)	156,292
Mortgage backed - commercial	153,132	462	(11,285)	142,309
Other debt	15,664	205	(2)	15,867
Total available-for-sale	$520,667	$802	$(48,001)	$473,468
Held-to-maturity:
Obligations of states and political subdivisions	$25,801	$—	$(4,946)	$20,855
Mortgage backed - residential	5,951	—	(504)	5,447
Collateralized mortgage obligations	2,829	1	(159)	2,671
Total held-to-maturity	$34,581	$1	$(5,609)	$28,973
December 31, 2024
Available-for-sale:
U.S. treasury	$35,224	$—	$(3,494)	$31,730
U.S. agency	665	—	(9)	656
Obligations of states and political subdivisions	27,709	31	(2,041)	25,699
Mortgage backed - residential	111,038	128	(14,887)	96,279
Collateralized mortgage obligations	183,718	3	(19,374)	164,347
Mortgage backed - commercial	147,374	357	(12,904)	134,827
Other debt	15,122	416	—	15,538
Total available-for-sale	$520,850	$935	$(52,709)	$469,076
Held-to-maturity:
Obligations of states and political subdivisions	$25,713	$—	$(4,899)	$20,814
Mortgage backed - residential	6,373	1	(576)	5,798
Collateralized mortgage obligations	3,156	—	(205)	2,951
Total held-to-maturity	$35,242	$1	$(5,680)	$29,563
There was no allowance for credit losses related to our investment securities as of June 30, 2025 and December 31, 2024.
As of June 30, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Fair value and unrealized losses on debt securities by type and length of time in a continuous unrealized loss position without an allowance for credit losses were as follows:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Number of Securities
June 30, 2025
Available-for-sale:
U.S. treasury	$—	$—	$32,605	$(2,589)	$32,605	$(2,589)	4
U.S. agency	—	—	549	(7)	549	(7)	4
Obligations of states and political subdivisions	—	—	26,335	(2,348)	26,335	(2,348)	19
Mortgage backed - residential	10,693	(161)	81,886	(14,046)	92,579	(14,207)	87
Collateralized mortgage obligations	10,067	(14)	144,986	(17,549)	155,053	(17,563)	60
Mortgage backed - commercial	12,878	(95)	108,998	(11,190)	121,876	(11,285)	23
Other debt	—	—	2,001	(2)	2,001	(2)	1
Total available-for-sale	$33,638	$(270)	$397,360	$(47,731)	$430,998	$(48,001)	198
Held-to-maturity:
Obligations of states and political subdivisions	$—	$—	$20,527	$(4,946)	$20,527	$(4,946)	8
Mortgage backed - residential	18	—	5,373	(504)	5,391	(504)	11
Collateralized mortgage obligations	—	—	2,671	(159)	2,671	(159)	5
Total held-to-maturity	$18	$—	$28,571	$(5,609)	$28,589	$(5,609)	24

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Number of Securities
December 31, 2024
Available-for-sale:
U.S. treasury	$—	$—	$31,730	$(3,494)	$31,730	$(3,494)	4
U.S. agency	—	—	656	(9)	656	(9)	7
Obligations of states and political subdivisions	—	—	22,253	(2,041)	22,253	(2,041)	17
Mortgage backed - residential	3,788	(49)	86,626	(14,838)	90,414	(14,887)	81
Collateralized mortgage obligations	10,785	(12)	146,740	(19,362)	157,525	(19,374)	62
Mortgage backed - commercial	1,705	(51)	112,801	(12,853)	114,506	(12,904)	23
Total available-for-sale	$16,278	$(112)	$400,806	$(52,597)	$417,084	$(52,709)	194
Held-to-maturity:
Obligations of states and political subdivisions	$329	$—	$20,485	$(4,899)	$20,814	$(4,899)	9
Mortgage backed - residential	—	—	5,703	(576)	5,703	(576)	10
Collateralized mortgage obligations	—	—	2,951	(205)	2,951	(205)	5
Total held-to-maturity	$329	$—	$29,139	$(5,680)	$29,468	$(5,680)	24

We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. We do not have plans to sell any of the available-for-sale debt securities with unrealized losses as of June 30, 2025, and we believe it is more likely than not that we would not be required to sell such available-for-sale debt securities before recovery of their amortized cost.
We continue to monitor unrealized loss positions for potential credit impairments. During the three and six months ended June 30, 2025 and 2024, there were no credit impairments related to our investment securities.
The amortized cost and fair value of our debt securities by contractual maturity as of June 30, 2025 are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or earlier redemptions that may occur.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due within 1 year	$338	$338
Due after 1 year through 5 years	108,435	103,907
Due after 5 years through 10 years	127,851	117,671
Due after 10 years	284,043	251,552
Total available-for-sale	$520,667	$473,468
Held-to-maturity:
Due after 1 year through 5 years	$785	$774
Due after 5 years through 10 years	4,022	3,784
Due after 10 years	29,774	24,415
Total held-to-maturity	$34,581	$28,973
Securities with a carrying value of $426,201 and $460,387 were pledged to secure public deposits, securities sold under agreements to repurchase and borrowed funds at June 30, 2025 and December 31, 2024, respectively.
Available-for-sale debt securities with a carrying value of $37,760 and $37,749 were designated in fair value hedges at June 30, 2025 and December 31, 2024, respectively. See Note 5 - Derivative Financial Instruments for further information.
There were $0 and $946 proceeds from sales and calls of securities for the three and six months ended June 30, 2025, respectively. There were $0 proceeds from sales and calls of securities for the three and six months ended June 30, 2024.

NOTE 3 - Loans
Loans held-for-investment by portfolio type consist of the following as of:

	June 30, 2025	December 31, 2024
Commercial and industrial	$2,651,646	$2,497,772
Commercial real estate:
Non-owner occupied	705,749	752,861
Owner occupied	662,120	702,773
Construction and land	383,969	362,677
Multifamily	134,520	94,355
Total commercial real estate	1,886,358	1,912,666
Residential real estate	1,226,760	1,180,610
Public finance	524,441	554,784
Consumer	43,080	41,345
Other	174,781	189,180
Total loans	$6,507,066	$6,376,357
Allowance for credit losses	(82,993)	(88,221)
Loans, net of allowance for credit losses	$6,424,073	$6,288,136
As of June 30, 2025 and December 31, 2024, we had net deferred fees, costs, premiums and discounts of $11,684 and $10,222, respectively, on our loan portfolio.
Accrued interest receivable on loans totaled $31,609 and $29,971 at June 30, 2025 and December 31, 2024, respectively, and is included in accrued interest receivable in the accompanying consolidated balance sheets.
The following table presents the activity in the allowance for credit losses by portfolio type for the three months ended June 30,:

	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Public Finance	Consumer	Other	Total
2025
Allowance for credit losses:
Balance, beginning of period	$42,671	$26,684	$15,211	$5,243	$718	$1,263	$91,790
Provision (benefit) for credit losses	5,096	(1,203)	38	(360)	123	1,056	4,750
Loans charged off	(11,089)	—	—	(1,680)	(85)	(743)	(13,597)
Recoveries	2	—	—	—	48	—	50
Balance, end of period	$36,680	$25,481	$15,249	$3,203	$804	$1,576	$82,993
2024
Allowance for credit losses:
Balance, beginning of period	$28,270	$29,333	$14,989	$5,778	$624	$835	$79,829
Provision (benefit) for credit losses	(1,025)	581	1,031	143	171	239	1,140
Loans charged off	(2,261)	—	(38)	—	(161)	—	(2,460)
Recoveries	414	5	—	—	32	—	451
Balance, end of period	$25,398	$29,919	$15,982	$5,921	$666	$1,074	$78,960

The following table presents the activity in the allowance for credit losses by portfolio type for the six months ended June 30,:

	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Public Finance	Consumer	Other	Total
2025
Allowance for credit losses:
Balance, beginning of period	$37,912	$28,323	$15,450	$4,750	$750	$1,036	$88,221
Provision (benefit) for credit losses	10,379	(2,842)	(224)	133	221	1,283	8,950
Loans charged-off	(11,732)	—	—	(1,680)	(254)	(743)	(14,409)
Recoveries	121	—	23	—	87	—	231
Balance, end of period	$36,680	$25,481	$15,249	$3,203	$804	$1,576	$82,993
2024
Allowance for credit losses:
Balance, beginning of period	$29,523	$27,546	$16,345	$5,337	$717	$930	$80,398
Provision (benefit) for credit losses	15,041	2,368	(333)	584	196	144	18,000
Loans charged-off	(19,627)	—	(38)	—	(301)	—	(19,966)
Recoveries	461	5	8	—	54	—	528
Balance, end of period	$25,398	$29,919	$15,982	$5,921	$666	$1,074	$78,960
We determine the allowance for credit losses estimate on at least a quarterly basis.
As of June 30, 2025 and December 31, 2024, we had an allowance for credit losses on unfunded commitments of $1,009 and $1,659, respectively. For the three months ended June 30, 2025 and 2024 we recorded a (benefit) provision for credit losses on unfunded commitments of $(250) and $60, respectively. For the six months ended June 30, 2025 and 2024 we recorded a benefit for credit losses on unfunded commitments of $650 and $300, respectively.

The following table presents our loan portfolio aging analysis as of:

	Loans Not Past Due	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans Greater than 90 Days Past Due, Still Accruing	Nonaccrual	Total
June 30, 2025
Commercial and industrial	$2,603,076	$2,141	$18,338	$180	$27,911	$2,651,646
Commercial real estate:
Non-owner occupied	700,705	226	567	—	4,251	705,749
Owner occupied	657,095	—	2,478	—	2,547	662,120
Construction and land	373,743	10,226	—	—	—	383,969
Multifamily	132,895	—	—	—	1,625	134,520
Total commercial real estate	1,864,438	10,452	3,045	—	8,423	1,886,358
Residential real estate	1,206,517	726	1,230	14	18,273	1,226,760
Public Finance	524,441	—	—	—	—	524,441
Consumer	43,034	6	—	—	40	43,080
Other	174,781	—	—	—	—	174,781
Total loans	$6,416,287	$13,325	$22,613	$194	$54,647	$6,507,066
December 31, 2024
Commercial and industrial	$2,462,455	$6,331	$672	$—	$28,314	$2,497,772
Commercial real estate:
Non-owner occupied	748,237	274	—	—	4,350	752,861
Owner occupied	697,639	1,856	—	—	3,278	702,773
Construction and land	362,677	—	—	—	—	362,677
Multifamily	92,681	—	—	—	1,674	94,355
Total commercial real estate	1,901,234	2,130	—	—	9,302	1,912,666
Residential real estate	1,140,193	17,065	3,117	15	20,220	1,180,610
Public Finance	547,558	—	—	—	7,226	554,784
Consumer	41,245	36	—	—	64	41,345
Other	177,727	7,156	388	1,518	2,391	189,180
Total loans	$6,270,412	$32,718	$4,177	$1,533	$67,517	$6,376,357
Interest income recorded on nonperforming loans was not material for the three and six months ended June 30, 2025 and 2024.
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

The following table presents the amortized cost by segment of loans by risk category and origination date as of June 30, 2025 and gross charge-offs by origination date for the six months ended June 30, 2025:

	2025	2024	2023	2022	2021	Prior	Revolving Loans Converted to Term	Revolving	Total
Commercial and industrial:
Pass	$383,496	$392,666	$204,483	$198,892	$159,358	$99,114	$49,050	$905,219	$2,392,278
Pass/Watch	1,462	5,425	2,044	52,762	7,200	3,328	1,521	36,826	110,568
Special Mention	—	—	18,224	1,874	3,519	548	109	20,447	44,721
Substandard - Accruing	1,582	1,043	16,622	19,492	10,924	5,789	8,629	12,087	76,168
Substandard - Nonaccrual	—	—	1,193	183	2,974	3,876	404	584	9,214
Doubtful	—	—	1,765	13,526	—	296	2,695	415	18,697
Total commercial and industrial	$386,540	$399,134	$244,331	$286,729	$183,975	$112,951	$62,408	$975,578	$2,651,646
Gross charge-offs	$—	$—	$—	$9,452	$83	$875	$144	$1,178	$11,732

Commercial real estate:
Non-owner occupied:
Pass	$65,425	$37,874	$58,145	$89,617	$119,316	$269,937	$7,882	$876	$649,072
Pass/Watch	—	—	411	1,267	10,453	7,928	300	12,290	32,649
Special Mention	—	—	—	—	16,549	—	—	—	16,549
Substandard - Accruing	—	—	—	—	—	3,228	—	—	3,228
Substandard - Nonaccrual	—	—	—	—	—	4,251	—	—	4,251
Total non-owner occupied	$65,425	$37,874	$58,556	$90,884	$146,318	$285,344	$8,182	$13,166	$705,749
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Owner occupied:
Pass	$16,742	$60,331	$74,656	$38,106	$82,703	$248,790	$34,527	$5,616	$561,471
Pass/Watch	—	42,132	581	5,834	5,396	11,724	—	—	65,667
Special Mention	—	—	1,907	1,764	399	2,666	—	—	6,736
Substandard - Accruing	—	—	9,649	861	—	15,189	—	—	25,699
Substandard - Nonaccrual	—	—	—	—	1,125	1,422	—	—	2,547
Total owner occupied	$16,742	$102,463	$86,793	$46,565	$89,623	$279,791	$34,527	$5,616	$662,120
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & land:
Pass	$11,232	$37,446	$81,364	$165,403	$6,664	$7,592	$12,709	$33,217	$355,627
Pass/Watch	—	—	—	3,412	—	—	—	—	3,412
Special Mention	—	—	—	24,930	—	—	—	—	24,930
Total construction & land	$11,232	$37,446	$81,364	$193,745	$6,664	$7,592	$12,709	$33,217	$383,969
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily:
Pass	$8,600	$4,372	$1,323	$71,191	$31,874	$9,146	$5,494	$—	$132,000
Pass/Watch	—	—	—	—	—	895	—	—	895
Substandard - Nonaccrual	—	—	—	1,625	—	—	—	—	1,625
Total multifamily	$8,600	$4,372	$1,323	$72,816	$31,874	$10,041	$5,494	$—	$134,520
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	2025	2024	2023	2022	2021	Prior	Revolving Loans Converted to Term	Revolving	Total
Total commercial real estate:
Pass	$101,999	$140,023	$215,488	$364,317	$240,557	$535,465	$60,612	$39,709	$1,698,170
Pass/Watch	—	42,132	992	10,513	15,849	20,547	300	12,290	102,623
Special Mention	—	—	1,907	26,694	16,948	2,666	—	—	48,215
Substandard - Accruing	—	—	9,649	861	—	18,417	—	—	28,927
Substandard - Nonaccrual	—	—	—	1,625	1,125	5,673	—	—	8,423
Total commercial real estate:	$101,999	$182,155	$228,036	$404,010	$274,479	$582,768	$60,912	$51,999	$1,886,358
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate:
Pass	$88,954	$149,953	$127,761	$524,429	$104,401	$169,585	$3,191	$18,390	$1,186,664
Pass/Watch	—	—	231	7,480	5,955	6,906	59	—	20,631
Special Mention	—	—	—	632	—	431	—	—	1,063
Substandard - Accruing	—	—	—	—	—	129	—	—	129
Substandard - Nonaccrual	—	209	—	9,931	476	7,504	126	27	18,273
Total residential real estate	$88,954	$150,162	$127,992	$542,472	$110,832	$184,555	$3,376	$18,417	$1,226,760
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Public Finance:
Pass	$6,729	$30,483	$6,016	$—	$42,577	$435,102	$—	$3,534	$524,441
Total public finance	$6,729	$30,483	$6,016	$—	$42,577	$435,102	$—	$3,534	$524,441
Gross charge-offs	$—	$—	$—	$—	$—	$1,680	$—	$—	$1,680

Consumer:
Pass	$4,724	$2,898	$1,169	$1,027	$3,230	$10,845	$242	$18,156	$42,291
Pass/Watch	29	—	7	7	111	538	2	54	748
Special Mention	—	—	—	—	1	—	—	—	1
Substandard - Nonaccrual	—	—	—	4	36	—	—	—	40
Total consumer	$4,753	$2,898	$1,176	$1,038	$3,378	$11,383	$244	$18,210	$43,080
Gross charge-offs	$—	$—	$12	$58	$6	$51	$—	$127	$254

Other:
Pass	$21,281	$20,873	$12,242	$8,324	$9,797	$6,624	$19,065	$65,599	$163,805
Pass/Watch	—	—	—	—	1,307	—	—	—	1,307
Substandard - Accruing	—	—	—	—	—	—	—	9,669	9,669
Total other	$21,281	$20,873	$12,242	$8,324	$11,104	$6,624	$19,065	$75,268	$174,781
Gross charge-offs	$—	$—	$—	$—	$—	$743	$—	$—	$743

Total loans:
Pass	$607,183	$736,896	$567,159	$1,096,989	$559,920	$1,256,735	$132,160	$1,050,607	$6,007,649
Pass/Watch	1,491	47,557	3,274	70,762	30,422	31,319	1,882	49,170	235,877
Special Mention	—	—	20,131	29,200	20,468	3,645	109	20,447	94,000
Substandard - Accruing	1,582	1,043	26,271	20,353	10,924	24,335	8,629	21,756	114,893
Substandard - Nonaccrual	—	209	1,193	11,743	4,611	17,053	530	611	35,950
Doubtful	—	—	1,765	13,526	—	296	2,695	415	18,697
Total loans	$610,256	$785,705	$619,793	$1,242,573	$626,345	$1,333,383	$146,005	$1,143,006	$6,507,066
Gross charge-offs	$—	$—	$12	$9,510	$89	$3,349	$144	$1,305	$14,409

The following table presents the amortized cost by segment of loans by risk category and origination date as of December 31, 2024 and gross charge-offs by origination date for the year ended December 31, 2024:

	2024	2023	2022	2021	2020	Prior	Revolving Loans Converted to Term	Revolving	Total
Commercial and industrial:
Pass	$490,655	$257,005	$255,402	$221,739	$67,636	$48,713	$76,821	$822,815	$2,240,786
Pass/Watch	1,469	17,131	29,927	19,200	4,373	2,343	322	19,994	94,759
Special Mention	277	13,796	22,630	3,740	345	664	1,901	3,772	47,125
Substandard - Accruing	928	6,359	27,244	22,543	2,862	3,236	6,339	17,277	86,788
Substandard - Nonaccrual	—	2,235	12,689	4,100	2,895	2,459	1,584	1,707	27,669
Doubtful	—	—	—	—	415	—	230	—	645
Total commercial and industrial	$493,329	$296,526	$347,892	$271,322	$78,526	$57,415	$87,197	$865,565	$2,497,772
Gross charge-offs	$—	$—	$—	$19,720	$269	$2	$630	$122	$20,743

Commercial real estate:
Non-owner occupied:
Pass	$40,289	$62,077	$101,213	$126,215	$137,151	$190,618	$7,919	$20,030	$685,512
Pass/Watch	—	—	1,305	23,343	851	6,016	—	17,386	48,901
Special Mention	—	—	—	5,953	—	—	—	—	5,953
Substandard - Accruing	—	2,711	—	—	542	3,399	1,493	—	8,145
Substandard - Nonaccrual	—	—	—	—	—	4,350	—	—	4,350
Total non-owner occupied	$40,289	$64,788	$102,518	$155,511	$138,544	$204,383	$9,412	$37,416	$752,861
Gross charge-offs	$—	$—	$—	$—	$270	$11	$—	$—	$281

Owner occupied:
Pass	$102,994	$78,583	$64,881	$88,399	$90,033	$177,733	$21,049	$5,273	$628,945
Pass/Watch	—	13,933	875	5,515	19,266	3,773	—	—	43,362
Special Mention	—	—	2,268	406	1,870	6,836	—	—	11,380
Substandard - Accruing	—	577	446	—	2,516	12,269	—	—	15,808
Substandard - Nonaccrual	—	—	—	1,167	—	2,111	—	—	3,278
Total owner occupied	$102,994	$93,093	$68,470	$95,487	$113,685	$202,722	$21,049	$5,273	$702,773
Gross charge-offs	$—	$—	$—	$—	$—	$194	$—	$—	$194

Construction & land:
Pass	$15,602	$54,903	$199,050	$6,749	$3,745	$4,414	$3,436	$29,998	$317,897
Pass/Watch	—	—	3,351	—	—	15	—	—	3,366
Special Mention	—	—	41,414	—	—	—	—	—	41,414
Total construction & land	$15,602	$54,903	$243,815	$6,749	$3,745	$4,429	$3,436	$29,998	$362,677
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily:
Pass	$4,408	$1,338	$36,156	$32,878	$4,866	$7,502	$5,533	$—	$92,681
Substandard - Nonaccrual	—	—	1,674	—	—	—	—	—	1,674
Total multifamily	$4,408	$1,338	$37,830	$32,878	$4,866	$7,502	$5,533	$—	$94,355
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	2024	2023	2022	2021	2020	Prior	Revolving Loans Converted to Term	Revolving	Total
Total commercial real estate:
Pass	$163,293	$196,901	$401,300	$254,241	$235,795	$380,267	$37,937	$55,301	$1,725,035
Pass/Watch	—	13,933	5,531	28,858	20,117	9,804	—	17,386	95,629
Special Mention	—	—	43,682	6,359	1,870	6,836	—	—	58,747
Substandard - Accruing	—	3,288	446	—	3,058	15,668	1,493	—	23,953
Substandard - Nonaccrual	—	—	1,674	1,167	—	6,461	—	—	9,302
Total commercial real estate:	$163,293	$214,122	$452,633	$290,625	$260,840	$419,036	$39,430	$72,687	$1,912,666
Gross charge-offs	$—	$—	$—	$—	$270	$205	$—	$—	$475

Residential real estate:
Pass	$141,409	$138,915	$549,022	$108,084	$35,720	$151,015	$2,405	$15,201	$1,141,771
Pass/Watch	—	1,405	4,731	4,148	90	6,151	62	994	17,581
Special Mention	—	—	351	—	—	601	—	—	952
Substandard - Accruing	—	—	—	—	—	86	—	—	86
Substandard - Nonaccrual	210	—	10,667	727	2,244	6,284	59	29	20,220
Total residential real estate	$141,619	$140,320	$564,771	$112,959	$38,054	$164,137	$2,526	$16,224	$1,180,610
Gross charge-offs	$—	$—	$—	$—	$—	$38	$—	$—	$38

Public Finance:
Pass	$29,860	$19,986	$—	$42,558	$130,447	$322,066	$—	$2,641	$547,558
Substandard - Nonaccrual	—	—	—	—	—	7,226	—	—	7,226
Total public finance	$29,860	$19,986	$—	$42,558	$130,447	$329,292	$—	$2,641	$554,784
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$3,949	$1,610	$1,333	$3,793	$7,464	$4,695	$60	$17,665	$40,569
Pass/Watch	—	6	37	104	182	331	1	46	707
Special Mention	—	—	—	1	—	—	—	—	1
Substandard - Accruing	—	—	—	—	—	—	4	—	4
Substandard - Nonaccrual	—	—	—	58	4	2	—	—	64
Total consumer	$3,949	$1,616	$1,370	$3,956	$7,650	$5,028	$65	$17,711	$41,345
Gross charge-offs	$3	$10	$6	$3	$147	$46	$15	$208	$438

Other:
Pass	$26,745	$18,892	$7,664	$10,621	$148	$8,339	$129	$110,891	$183,429
Pass/Watch	—	—	—	3,360	—	—	—	—	3,360
Substandard - Nonaccrual	—	—	—	—	—	2,391	—	—	2,391
Total other	$26,745	$18,892	$7,664	$13,981	$148	$10,730	$129	$110,891	$189,180
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans:
Pass	$855,911	$633,309	$1,214,721	$641,036	$477,210	$915,095	$117,352	$1,024,514	$5,879,148
Pass/Watch	1,469	32,475	40,226	55,670	24,762	18,629	385	38,420	212,036
Special Mention	277	13,796	66,663	10,100	2,215	8,101	1,901	3,772	106,825
Substandard - Accruing	928	9,647	27,690	22,543	5,920	18,990	7,836	17,277	110,831
Substandard - Nonaccrual	210	2,235	25,030	6,052	5,143	24,823	1,643	1,736	66,872
Doubtful	—	—	—	—	415	—	230	—	645
Total loans	$858,795	$691,462	$1,374,330	$735,401	$515,665	$985,638	$129,347	$1,085,719	$6,376,357
Gross charge-offs	$3	$10	$6	$19,723	$686	$291	$645	$330	$21,694

The following table presents information about collateral dependent loans that were individually evaluated for purposes of determining the ACL as of:

	Collateral Dependent Loans With Allowance		Collateral Dependent Loans With No Related Allowance	Total Collateral Dependent Loans
	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
June 30, 2025
Commercial & industrial	$19,771	$10,632	$8,140	$27,911	$10,632
Commercial real estate:
Non-owner occupied	3,617	102	634	4,251	102
Owner occupied	—	—	2,547	2,547	—
Multifamily	—	—	1,625	1,625	—
Total commercial real estate	3,617	102	4,806	8,423	102
Residential real estate	2,073	219	16,200	18,273	219
Public Finance	—	—	—	—	—
Consumer	38	36	2	40	36
Other	—	—	—	—	—
Total loans	$25,499	$10,989	$29,148	$54,647	$10,989
December 31, 2024
Commercial & industrial	$20,890	$8,460	$7,424	$28,314	$8,460
Commercial real estate:
Non-owner occupied	—	—	4,350	4,350	—
Owner occupied	—	—	3,278	3,278	—
Multifamily	—	—	1,674	1,674	—
Total commercial real estate	—	—	9,302	9,302	—
Residential real estate	1,409	154	18,811	20,220	154
Public Finance	7,226	1,460	—	7,226	1,460
Consumer	64	64	—	64	64
Other	2,391	159	—	2,391	159
Total loans	$31,980	$10,297	$35,537	$67,517	$10,297
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
Loan Modifications Made to Borrowers Experiencing Financial Difficulty:
The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. We use a PD/LGD model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made at the time of a modification. The loan modifications in the table below did not significantly impact our determination of the allowance for credit losses on loans during the three and six months ended June 30, 2025.
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
The following tables present loan modifications for borrowers experiencing financial difficulty, segregated by modification type, regardless of whether such modifications resulted in a new loan.
For the three months ended June 30,:

	Payment Delay	Term Extension	Interest Rate Reduction	% of Total Class of Loans
2025
Commercial and industrial	$—	$1,814	$—	0.1%
Commercial real estate:
Owner occupied	1,120	—	—	0.2%
Total commercial real estate	1,120	—	—	0.1%
Residential real estate	—	429	—	—%
Total loans	$1,120	$2,243	$—	0.1%
2024
Commercial and industrial	$2,727	$—	$—	0.1%
Commercial real estate:
Owner occupied	$—	$—	$2,088	0.3%
Total commercial real estate	—	—	2,088	0.1%
Total loans	$2,727	$—	$2,088	0.1%
For the six months ended June 30,:

	Payment Delay	Term Extension	Interest Rate Reduction	% of Total Class of Loans
2025
Commercial and industrial	$1,319	$1,814	$—	0.1%
Commercial real estate:
Owner occupied	1,120	—	1,181	0.3%
Total commercial real estate	1,120	—	1,181	0.1%
Residential real estate	—	1,198	—	0.1%
Total loans	$2,439	$3,012	$1,181	0.1%
2024
Commercial and industrial	$10,227	$—	$—	0.4%
Commercial real estate:
Owner occupied	—	—	2,726	0.4%
Total commercial real estate	—	—	2,726	0.1%
Total loans	$10,227	$—	$2,726	0.2%
There were no commitments to lend additional funds to these borrowers at June 30, 2025.

We closely monitor the performance of loan modifications made to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts. The following table depicts the performance of loan modifications made to borrowers experiencing financial difficulty that have been modified in the preceding 12 months:

	Loans Not Past Due	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans Greater than 90 Days Past Due, Still Accruing	Nonaccrual	Total
June 30, 2025
Commercial and industrial	$1,606	$—	$—	$—	$7,468	$9,074
Commercial real estate:
Non-owner occupied	1,911	—	—	—	—	1,911
Owner occupied	6,933	—	—	—	1,120	8,053
Total commercial real estate	8,844	—	—	—	1,120	9,964
Residential real estate	1,197	—	—	—	640	1,837
Total loans	$11,647	$—	$—	$—	$9,228	$20,875
June 30, 2024
Commercial and industrial	$9,916	$—	$—	$—	$311	$10,227
Commercial real estate:
Owner occupied	3,224	—	—	—	639	3,863
Total commercial real estate	3,224	—	—	—	639	3,863
Total loans	$13,140	$—	$—	$—	$950	$14,090
NOTE 4 - Mortgage Servicing Rights
We have investments in mortgage servicing rights (“MSRs”) that result from the sale of loans to the secondary market for which we retain the servicing. We account for these MSRs at their fair value.
The unpaid principal loan balance of our servicing portfolio is presented in the following table as of:

	June 30, 2025	December 31, 2024
Federal National Mortgage Association	$2,673,924	$2,578,587
Federal Home Loan Mortgage Corporation	1,934,707	1,876,095
Government National Mortgage Association	1,329,594	1,259,513
Federal Home Loan Bank	99,145	98,582
Other	1,045	1,169
Total	$6,038,415	$5,813,946

The activity of MSRs carried at fair value is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$82,927	$78,416	$84,258	$76,701
Additions:
Servicing resulting from transfers of financial assets	4,120	3,266	6,773	5,297
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	73	821	(1,316)	2,094
Changes in fair value due to pay-offs, pay-downs, and runoff	(2,384)	(1,759)	(4,979)	(3,348)
Balance, end of period	$84,736	$80,744	$84,736	$80,744
The following represents the weighted-average key assumptions used to estimate the fair value of MSRs as of:

	June 30, 2025	December 31, 2024	June 30, 2024
Discount rate	10.00%	10.09%	10.14%
Total prepayment speeds	8.57%	7.90%	8.14%
Cost of servicing each loan	$91/per loan	$92/per loan	$91/per loan
Total servicing and ancillary fees earned from the mortgage servicing portfolio is presented in the following table:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Servicing fees	$4,409	$3,940	$8,669	$7,825
Late and ancillary fees	231	215	476	434
Total	$4,640	$4,155	$9,145	$8,259
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

The components of our banking derivative financial instruments consisted of the following as of:

	Number of Transactions	Expiration Dates	Outstanding Notional	Estimated Fair Value
June 30, 2025
Derivative financial instruments designated as hedging instruments:
Assets:
Interest Rate Products	33	2028 - 2036	$164,313	$8,479
Derivative financial instruments not designated as hedging instruments:
Assets:
Interest Rate Products	63	2025 - 2037	$572,741	$17,037
Other	5	2028	$16,147	$11
Liabilities:
Interest Rate Products	63	2025 - 2037	$572,741	$17,068
Other	6	2027 - 2029	$53,162	$65
December 31, 2024
Derivative financial instruments designated as hedging instruments:
Assets:
Interest Rate Products	36	2029 - 2034	$175,967	$13,452
Derivative financial instruments not designated as hedging instruments:
Assets:
Interest Rate Products	57	2025 - 2037	$502,080	$22,062
Other	1	2025	$7,759	$—
Liabilities:
Interest Rate Products	57	2025 - 2037	$502,080	$21,830
Other	5	2027 - 2028	$38,756	$31
We recorded gains and losses on banking derivative assets and liabilities as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Recorded gain (loss) on banking derivative assets	$727	$3,257	$(1,647)	$9,642
Recorded (loss) gain on banking derivative liabilities	$(859)	$(3,251)	$1,432	$(9,483)
For the three months ended June 30, 2025 and 2024, our banking derivative financial instruments not designated as hedging instruments generated fee income of $329 and $443, respectively. For the six months ended June 30, 2025 and 2024 our banking derivative financial instruments not designated as hedging instruments generated fee income of $794, and $474, respectively.
The carrying amount of hedged loans receivable as of June 30, 2025 and December 31, 2024 was $156,411 and $170,166, respectively. The cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged loans receivable as of June 30, 2025 and December 31, 2024 was $(5,808) and $(9,169), respectively. The fair value hedging adjustment included in other noninterest income for the three months ended June 30, 2025 and 2024 was $1,145 and $241, respectively. The fair value hedging adjustment included in other noninterest income for the six months ended June 30, 2025 and 2024 was $3,361 and $(1,353), respectively.

The carrying amount of hedged available-for-sale debt securities as of June 30, 2025 and December 31, 2024 was $37,760 and $37,749, respectively. The cumulative amount of fair value hedging adjustment included in the amortized cost amount of the hedged available-for-sale debt securities as of as of June 30, 2025 and December 31, 2024 was $(2,673), and $(4,285), respectively. The fair value hedging adjustment included in interest income for the three months ended June 30, 2025 and 2024 was $537 and $(182), respectively. The fair value hedging adjustment included in interest income for the six months ended June 30, 2025 and 2024 was $1,612 and $(1,455), respectively.
Credit-risk-related Contingent Features:
We have agreements with each of our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations.
We also have agreements with our derivative counterparties that contain a provision where if we fail to maintain our status as a well-capitalized institution, then our derivative counterparties have the right but not the obligation to terminate existing swaps. As of June 30, 2025 and December 31, 2024, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $17,455 and $22,391, respectively. As of June 30, 2025 and December 31, 2024, we have minimum collateral posting thresholds with our derivative counterparties and have posted collateral of $5,890, respectively. If we had breached any of these provisions at June 30, 2025, we could have been required to settle our obligations under the agreements at their termination value of $17,455.
Mortgage Banking Derivative Financial Instruments:
The components of our mortgage banking derivative financial instruments consisted of the following as of:

	Expiration Dates	Outstanding Notional	Estimated Fair Value
June 30, 2025
Derivative financial instruments
Assets:
Futures	2025	$79,500	$1,761
Interest rate lock commitments (IRLC)	2025	$87,399	$1,155
Liabilities:
Forward MBS trades	2025	$126,000	$1,043
December 31, 2024
Derivative financial instruments
Assets:
Forward MBS trades	2025	$86,000	$464
Interest rate lock commitments (IRLC)	2025	$44,701	$110
Liabilities:
Futures	2025	$44,900	$1,002
We recorded gains and losses on mortgage banking derivative assets and liabilities as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Recorded gain (loss) on mortgage banking derivative assets	$1,360	$(1,065)	$3,808	$(1,007)
Recorded loss on mortgage banking derivative liabilities	$(2,318)	$—	$(2,729)	$—

NOTE 6 - Deposits
The composition of our deposits is as follows as of:

	June 30, 2025	December 31, 2024
Noninterest-bearing demand deposit accounts	$1,706,678	$1,541,158
Interest-bearing deposit accounts:
Interest-bearing demand accounts	745,750	685,865
Savings accounts and money market accounts	3,166,466	2,834,123
NOW accounts	52,005	45,539
Certificate of deposit accounts:
Less than $100	728,497	781,109
$100 through $250	340,955	388,571
Greater than $250	359,813	395,895
Total interest-bearing deposit accounts	5,393,486	5,131,102
Total deposits	$7,100,164	$6,672,260
The following table summarizes the interest expense incurred on our deposits:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Interest-bearing deposit accounts:
Interest-bearing demand accounts	$6,317	$5,759	$11,892	$10,478
Savings accounts and money market accounts	16,640	11,213	30,415	21,884
NOW accounts	128	137	252	279
Certificate of deposit accounts	14,100	21,375	29,020	42,233
Total interest-bearing deposit accounts	$37,185	$38,484	$71,579	$74,874
The remaining maturity on certificate of deposit accounts is as follows as of:

June 30, 2025
Remainder of 2025	$1,290,735
2026	119,911
2027	9,600
2028	3,698
2029	2,689
2030	1,340
Thereafter	1,292
Total certificate of deposit accounts	$1,429,265

NOTE 7 - Debt
FHLB advances
The following is a breakdown of our FHLB advances and other borrowings outstanding as of:

	June 30, 2025		December 31, 2024
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Variable rate line-of-credit advance	$—	N/A	$—	N/A
Fixed rate term advance	—	N/A	135,000	4.60%
	$—		$135,000
Our FHLB advances are typically considered short-term borrowings with maturities less than one year and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. The advances were collateralized by $2,627,730 and $2,733,150 of loans pledged to the FHLB as of June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025 and December 31, 2024, the Bank had total borrowing capacity with the FHLB that is based on qualified collateral lending values of $1,437,033 and $1,669,888, respectively. Our additional borrowing availability with the FHLB at June 30, 2025 was $1,333,895. These borrowings can be in the form of additional term advances or a line-of-credit.
FRB advances
We also had a $2,120,854 line-of-credit with the FRB. The agreement bears interest at the Fed Funds target rate plus 0.50% and is secured by $2,537,559 of investment securities and loans pledged to the FRB as collateral. No amounts were drawn on the line-of-credit as of June 30, 2025.
Other borrowings
We have lines-of-credit with certain other financial institutions totaling $160,000 as of June 30, 2025. No amounts were drawn on these lines-of-credit at June 30, 2025.
Subordinated Debt

Subordinated Notes - 2020
In June and August 2020, we issued a total of $40,000 subordinated notes. The notes pay interest at a fixed rate of 6.00% through June 30, 2025 and subsequently, until maturity, pay interest at a floating rate of three month term SOFR plus 5.89%, reset quarterly. Interest is payable quarterly on January 1, April 1, July 1 and October 1 of each year. Such notes are due on July 1, 2030. The notes are not redeemable within the first five years of issuance, except under certain limited conditions. After five years, we may redeem the notes at our discretion. We incurred and capitalized $933 of costs related to the issuance of the subordinated notes. The amortization associated with the capitalized issuance costs is not significant for the periods presented.
Subordinated Note - 2022
On January 13, 2022, we issued a subordinated note totaling $25,000. The note pays interest at a fixed rate of 3.375% through January 15, 2027 and subsequently, until maturity, pays interest at a floating rate of three month term SOFR plus 2.03%, reset quarterly. Interest is payable on July 15 and January 15 of each year. Such note is due on January 15, 2032. The note is not redeemable within the first five years of issuance, except under certain limited conditions. After five years, we may redeem the note at our discretion. We incurred and capitalized $534 of costs related to the issuance of the subordinated note. The amortization associated with the capitalized issuance costs is not significant for the periods presented.
Trust preferred securities
We have issued $9,279 in trust preferred securities through a special-purpose trust, New Mexico Banquest Capital Trust I (“NMBCT I”). In addition, we have issued $4,640 in trust preferred securities through a special purpose trust, New Mexico Banquest Capital Trust II (“NMBCT II”, and together with NMBCT I, collectively referred to as “NMBCT Trusts”). Interest is payable quarterly at a rate of three-month term SOFR plus 3.35% (7.91% and

8.91% as of June 30, 2025 and 2024, respectively) for the trust preferred securities issued through NMBCT I and at a rate of three-month term SOFR plus 2.00% (6.59% and 7.59% as of June 30, 2025 and 2024, respectively) for the trust preferred securities issued through NMBCT II.
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
The following table sets forth the computation of basic and diluted earnings per share of common stock:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Net income applicable to common stockholders	$26,386	$24,560	$49,955	$36,856
Weighted Average Shares
Weighted average common shares outstanding	27,783,710	27,430,761	27,753,098	27,224,968
Effect of dilutive securities
Stock-based awards	448,609	601,195	510,845	600,221
Weighted average diluted common shares	28,232,319	28,031,956	28,263,943	27,825,189
Earnings per common share
Basic earnings per common share	$0.95	$0.90	$1.80	$1.35
Effect of dilutive securities
Stock-based awards	(0.02)	(0.02)	(0.03)	(0.03)
Diluted earnings per common share	$0.93	$0.88	$1.77	$1.32
Long-term incentive plan grants for 70,496 shares of common stock were not considered in computing diluted earnings per share for the three months ended June 30, 2025, because they were antidilutive. Long-term incentive plan grants for 33,194 shares of common stock were not considered in computing diluted earnings per share for the six months ended June 30, 2025, because they were antidilutive. There were no antidilutive shares for the three months or six months ended June 30, 2024.

NOTE 9 - Stockholders’ Equity
As of June 30, 2025 and December 31, 2024, the Company has 10,000,000 shares of preferred stock authorized, $0.0001 par value, of which none were issued or outstanding, respectively.
As of June 30, 2025 and December 31, 2024, the Company has 50,000,000 shares of common stock authorized, $0.0001 par value, of which 27,834,525 and 27,709,679 shares were issued and outstanding, respectively.
Equity Incentive Plans:

2017 Equity Incentive Plan
The 2017 Equity Incentive Plan (the “2017 Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock and other stock awards to its employees, directors and consultants for up to 1,977,292 shares of FirstSun common stock in the aggregate.

Option awards are generally granted with an exercise price of not less than the fair value of a share of the Company’s common stock at the date of grant, they vest 25% on the first, second, third and fourth anniversaries following the date of grant and have 10 year terms. The fair value of each stock option award is estimated on the date of grant utilizing the Black-Scholes option pricing model. Expected volatility is determined based on the median historical volatility of 25 to 30 comparable companies that were publicly traded for a period commensurate with the expected term of the options. The expected term of the options is estimated to be the average of the vesting term and time to expiration. The risk-free rate for the expected term of the stock options is based on the U.S. Treasury yield curve in effect at the date of grant.
The following table presents stock options outstanding as of and for the six months ended June 30, 2025:

	Shares	Weighted-Average Exercise Price, per Share	Weighted-Average Remaining Term (years)
Outstanding, beginning of period	882,570	$20.39
Exercised	(146,860)	20.77
Granted	—	—
Forfeited	—	—
Outstanding, vested, and exercisable, end of period	735,710	$20.32	2.77
At June 30, 2025, the outstanding options were fully vested. At June 30, 2025 and 2024, the intrinsic value of the stock options was $10,319 and $17,439, respectively.
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
In April 2025, we granted 71,012 shares of restricted stock with a service condition and 71,001 shares of restricted stock with a market condition and service condition under the LTIP that, subject to the achievement of service and market conditions, will fully vest in March 2028. At June 30, 2025, there was $4,703 of total unrecognized compensation cost related to the non-vested restricted stock granted.
During the three months and six months ended June 30, 2025, we granted 40,351 and 44,627 shares of restricted stock with service conditions, respectively. During the three months and six months ended June 30, 2025, 2,558 and 2,558 shares of restricted stock with service conditions were forfeited, respectively. At June 30, 2025, there was $1,170 of total unrecognized compensation cost related to the non-vested restricted stock granted.

In April 2024, we granted performance-based shares of restricted stock under the LTIP that, subject to the achievement of performance conditions, will fully vest in March 2027. At June 30, 2025, based upon the probability that the performance conditions will be achieved, we determined that 84,150 shares will be issued. At June 30, 2025, there was $1,743 of total unrecognized compensation cost related to the non-vested restricted stock granted on these probable future issuances.
In March 2024, we granted 11,739 shares of restricted stock that fully vested in March 2025.
In May 2023, we granted performance-based shares of restricted stock under the LTIP that, subject to the achievement of performance conditions, will fully vest in April 2026. At June 30, 2025, based upon the probability that the performance conditions will be achieved, we determined that 77,873 shares will be issued. At June 30, 2025, there was $545 of total unrecognized compensation cost related to the non-vested restricted stock granted on these probable future issuances.
For the three months ended June 30, 2025, and 2024, we recorded total compensation cost from the 2017 and 2021 Plans of $1,056 and $772, respectively. For the six months ended June 30, 2025, and 2024, we recorded total compensation cost from the 2017 and 2021 Plans of $1,692 and $1,264, respectively.
Acquired Equity Incentive Plans
In conjunction with the Pioneer Bancshares, Inc. merger, we assumed certain options that had been granted under Pioneer’s option plans. All assumed options were fully vested and exercisable. No further options will be granted under the Pioneer plans. The following table presents stock options outstanding as of and for the six months ended June 30, 2025:

	Shares	Weighted-Average Exercise Price, per Share	Weighted-Average Remaining Term (years)
Outstanding, beginning of year	74,919	$22.76
Exercised	—	—
Granted	—	—
Forfeited	—	—
Outstanding, vested, and exercisable, end of period	74,919	$22.76	2.52
At June 30, 2025 and 2024, the intrinsic value of the stock options was $868 and $1,243, respectively.
NOTE 10 - Income Taxes
The provision for income taxes in interim periods requires us to make an estimate of the effective tax rate expected to be applicable for the full year, adjusted for any discrete items for the applicable period. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes.
The provision for income tax is summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Provision for income taxes	$6,576	$6,538	$12,692	$9,528
Effective tax provision rate	20.0%	21.0%	20.3%	20.5%
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
The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. As of June 30, 2025, both the Parent Company and the Bank met all capital adequacy requirements to which they were subject.
Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of June 30, 2025 and December 31, 2024, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.
Actual and required capital amounts for the Parent Company are as follows as of:

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2025
Total risk-based capital to risk-weighted assets:	$1,174,502	15.94%	$589,412	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$1,015,386	13.78%	$442,059	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$1,015,386	13.78%	$331,545	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$1,015,386	12.39%	$327,921	4.00%	N/A	N/A
December 31, 2024
Total risk-based capital to risk-weighted assets:	$1,128,334	15.42%	$585,567	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$964,517	13.18%	$439,175	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$964,517	13.18%	$329,381	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$964,517	12.11%	$318,646	4.00%	N/A	N/A

Actual and required capital amounts for the Bank are as follows as of:

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2025
Total risk-based capital to risk-weighted assets:	$1,069,097	14.53%	$588,464	8.00%	$735,580	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$986,047	13.41%	$441,348	6.00%	$588,464	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$986,047	13.41%	$331,011	4.50%	$478,127	6.50%
Tier 1 leverage capital to average assets:	$986,047	12.03%	$327,882	4.00%	$409,853	5.00%
December 31, 2024
Total risk-based capital to risk-weighted assets:	$1,018,866	13.94%	$584,594	8.00%	$730,742	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$930,890	12.74%	$438,445	6.00%	$584,594	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$930,890	12.74%	$328,834	4.50%	$474,982	6.50%
Tier 1 leverage capital to average assets:	$930,890	11.69%	$318,647	4.00%	$398,308	5.00%
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
The following table sets forth our assets and liabilities measured at fair value on a recurring basis as of:

	Level 1	Level 2	Level 3
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total Estimated Fair Value
June 30, 2025
Available-for-sale securities	$32,605	$440,863	$—	$473,468
Loans held-for-sale	—	90,781	—	90,781
Mortgage servicing rights	—	—	84,736	84,736
Derivative financial instruments - assets	—	28,443	—	28,443
Derivative financial instruments - liabilities	—	(18,176)	—	(18,176)
Total	$32,605	$541,911	$84,736	$659,252

December 31, 2024
Available-for-sale securities	$31,730	$437,346	$—	$469,076
Loans held-for-sale	—	61,825	—	61,825
Mortgage servicing rights	—	—	84,258	84,258
Derivative financial instruments - assets	—	36,088	—	36,088
Derivative financial instruments - liabilities	—	(22,863)	—	(22,863)
Total	$31,730	$512,396	$84,258	$628,384
For further details on our Level 3 inputs related to MSRs, see Note 4 - Mortgage Servicing Rights.
The following table presents a reconciliation for our Level 3 assets measured at fair value on a recurring basis:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$82,927	$78,416	$84,258	$76,701
Total losses included in earnings	(2,311)	(938)	(6,295)	(1,254)
Purchases, issuances, sales and settlements:
Issuances	4,120	3,266	6,773	5,297
Balance, end of period	$84,736	$80,744	$84,736	$80,744

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

	Level 3
	June 30, 2025	December 31, 2024
Collateral dependent loans:
Commercial and industrial	$9,139	$12,430
Commercial real estate	3,515	—
Residential real estate	1,854	1,255
Public finance	—	5,766
Consumer	2	—
Other	—	2,232
Total collateral dependent loans	$14,510	$21,683

Other real estate owned and foreclosed assets, net:
Commercial real estate	$3,660	$2,911
Residential real estate	2,417	2,227
Public finance	5,301	—
Other	1,674	—
Total other real estate owned and foreclosed assets, net:	$13,052	$5,138
The fair value of the financial assets in the table above utilizes the market approach valuation technique, with discount adjustments for differences between comparable sales.

Fair value of financial instruments not carried at fair value:
The carrying amounts and estimated fair values of financial instruments not carried at fair value are as follows as of:

		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
June 30, 2025
Assets:
Cash and cash equivalents	$785,115	$785,115	$785,115	$—	$—
Securities held-to-maturity	34,581	28,973	—	28,973	—
Loans (excluding collateral dependent loans)	6,452,419	6,365,068	—	—	6,365,068
Restricted equity securities	24,776	24,776	—	24,776	—
Accrued interest receivable	33,904	33,904	—	2,295	31,609

Liabilities:
Deposits (excluding demand deposits)	$4,647,736	$4,641,513	$3,218,471	$1,423,042	$—
Securities sold under agreements to repurchase	11,173	11,173	—	11,173	—
Subordinated debt, net	76,066	73,672	—	73,672	—
Accrued interest payable	7,247	7,247	—	7,247	—
December 31, 2024
Assets:
Cash and cash equivalents	$615,917	$615,917	$615,917	$—	$—
Securities held-to-maturity	35,242	29,563	—	29,563	—
Loans (excluding collateral dependent loans)	6,344,377	6,191,461	—	—	6,191,461
Restricted equity securities	28,917	28,917	—	28,917	—
Accrued interest receivable	32,102	32,102	—	2,131	29,971

Liabilities:
Deposits (excluding demand deposits)	$4,445,237	$4,436,305	$2,879,662	$1,556,643	$—
Securities sold under agreements to repurchase	14,699	14,699	—	14,699	—
FHLB advances	135,000	135,000	—	135,000	—
Subordinated debt, net	75,841	73,326	—	73,326	—
Accrued interest payable	8,705	8,705	—	8,705	—
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
Significant segment totals are reconciled to the financial statements as follows for the three months ended June 30,:

	Banking	Mortgage Operations	Corporate	Total Segments
2025
Summary of Operations
Interest income	$105,073	$11,840	$8	$116,921
Interest expense	31,589	5,660	1,173	38,422
Net interest income (expense)	73,484	6,180	(1,165)	78,499

Provision for (benefit from) credit losses	4,462	38	—	4,500

Noninterest income:
Service charges on deposit accounts	2,016	—	—	2,016
Treasury management service fees	4,333	—	—	4,333
Credit and debit card fees	2,727	1	—	2,728
Trust and investment advisory fees	1,473	—	—	1,473
(Loss) income from mortgage banking services, net	(631)	13,905	—	13,274
Other noninterest income	3,249	—	—	3,249
Total noninterest income	13,167	13,906	—	27,073

Noninterest expense:
Salary and employee benefits	32,990	10,280	651	43,921
Occupancy and equipment	8,616	866	59	9,541
Amortization of intangible assets	578	—	—	578
Other noninterest expenses	9,309	4,351	410	14,070
Total noninterest expense	51,493	15,497	1,120	68,110

Income (loss) before income taxes	$30,696	$4,551	$(2,285)	$32,962

Other Information
Depreciation expense and amortization on premises and equipment	$2,026	$42	$—	$2,068
Identifiable assets	$7,101,131	$1,199,850	$134,880	$8,435,861

	Banking	Mortgage Operations	Corporate	Total Segments
2024
Summary of Operations
Interest income	$105,241	$9,279	$9	$114,529
Interest expense	35,590	4,796	1,244	41,630
Net interest income (expense)	69,651	4,483	(1,235)	72,899

Provision for (benefit from) credit losses	169	1,031	—	1,200

Noninterest income:
Service charges on deposit accounts	2,373	(1)	—	2,372
Treasury management service fees	3,631	—	—	3,631
Credit and debit card fees	2,949	1	—	2,950
Trust and investment advisory fees	1,493	—	—	1,493
(Loss) income from mortgage banking services, net	(584)	11,627	—	11,043
Other noninterest income	1,785	—	—	1,785
Total noninterest income	11,647	11,627	—	23,274

Noninterest expense:
Salary and employee benefits	31,009	8,430	389	39,828
Occupancy and equipment	7,845	812	44	8,701
Amortization of intangible assets	652	—	—	652
Terminated merger related expenses	276	—	770	1,046
Other noninterest expenses	9,310	4,148	190	13,648
Total noninterest expense	49,092	13,390	1,393	63,875

Income (loss) before income taxes	$32,037	$1,689	$(2,628)	$31,098

Other Information
Depreciation expense and amortization on premises and equipment	$1,766	$48	$—	$1,814
Identifiable assets	$6,865,029	$996,995	$137,271	$7,999,295

Significant segment totals are reconciled to the financial statements as follows for the six months ended June 30,:

	Banking	Mortgage Operations	Corporate	Total Segments
2025
Summary of Operations
Interest income	$204,549	$22,803	$16	$227,368
Interest expense	60,727	11,291	2,373	74,391
Net interest income (expense)	143,822	11,512	(2,357)	152,977

Provision for (benefit from) credit losses	8,524	(224)	—	8,300

Noninterest income:
Service charges on deposit accounts	4,043	—	—	4,043
Treasury management service fees	8,527	—	—	8,527
Credit and debit card fees	5,312	2	—	5,314
Trust and investment advisory fees	2,894	—	—	2,894
(Loss) income from mortgage banking services, net	(1,253)	23,582	—	22,329
Other noninterest income	5,740	(45)	—	5,695
Total noninterest income	25,263	23,539	—	48,802

Noninterest expense:
Salary and employee benefits	64,046	18,147	1,289	83,482
Occupancy and equipment	17,296	1,661	120	19,077
Amortization and impairment of intangible assets	1,206	—	—	1,206
Terminated merger related expenses	—	—	—	—
Other noninterest expenses	17,656	8,569	842	27,067
Total noninterest expense	100,204	28,377	2,251	130,832

Income (loss) before income taxes	$60,357	$6,898	$(4,608)	$62,647

Other Information
Depreciation expense and amortization on premises and equipment	$4,022	$81	$—	$4,103
Identifiable assets	$7,101,131	$1,199,850	$134,880	$8,435,861

	Banking	Mortgage Operations	Corporate	Total Segments
2024
Summary of Operations
Interest income	$206,543	$18,009	$17	$224,569
Interest expense	68,370	10,007	2,487	80,864
Net interest income (expense)	138,173	8,002	(2,470)	143,705

Provision for credit losses	18,033	(333)	—	17,700

Noninterest income:
Service charges on deposit accounts	4,717	(1)	—	4,716
Treasury management service fees	7,099	—	—	7,099
Credit and debit card fees	5,707	2	—	5,709
Trust and investment advisory fees	2,956	—	—	2,956
(Loss) income from mortgage banking services, net	(1,167)	21,712	—	20,545
Other noninterest income	5,057	—	—	5,057
Total noninterest income	24,369	21,713	—	46,082

Noninterest expense:
Salary and employee benefits	60,772	15,579	830	77,181
Occupancy and equipment	15,604	1,604	88	17,296
Amortization of intangible assets	1,467	—	—	1,467
Terminated merger related expenses	779	—	2,756	3,535
Other noninterest expenses	17,761	8,072	391	26,224
Total noninterest expense	96,383	25,255	4,065	125,703

Income (loss) before income taxes	$48,126	$4,793	$(6,535)	$46,384

Other Information
Depreciation expense and amortization on premises and equipment	$3,503	$98	$—	$3,601
Identifiable assets	$6,865,029	$996,995	$137,271	$7,999,295

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
Undistributed portion of committed loans and unused lines of credit
Loan commitments are agreements to lend to a customer as long as there is no customer violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee. As of June 30, 2025 and December 31, 2024, commitments included the funding of fixed-rate loans totaling $144,173 and $184,780 and variable-rate loans totaling $1,382,297 and $1,615,505, respectively. The fixed-rate loan commitments have interest rates ranging from 1.00% to 18.00% at June 30, 2025 and December 31, 2024, and maturities ranging from 1 month to 18 years at June 30, 2025 and December 31, 2024.
Standby letters of credit
Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third-party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since many loan commitments and letters of credit expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, owner occupied real estate, and/or income-producing commercial properties. As of June 30, 2025 and December 31, 2024, our standby letters of credit commitment totaled $44,310 and $39,586, respectively.
MPF Master Commitments
The Bank has executed MPF Master Commitments (Commitments) with the FHLB to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB’s first loss account for mortgages delivered under the Commitments. The Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to manage the credit risk of the MPF Program mortgage loans. As of June 30, 2025 and December 31, 2024, the Bank considered the amount of any of its liability for the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments to be immaterial, and has not recorded a liability and offsetting receivable. As of June 30, 2025 and December 31, 2024, the maximum potential amount of future payments that the Bank would have been required to make under the Commitments was $4,004 and $3,887, respectively. Under the Commitments, the Bank agrees to service the loans and therefore, is responsible for any necessary foreclosure proceedings. Any future recoveries on any losses would not be paid by the FHLB under the Commitments. The Bank has not experienced any material losses under these guarantees.
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
Litigation
Check Fraud Litigation
Rodeo Electrical Services, Inc. and its owner (collectively, “RESI”) filed a civil action against the Bank on June 23, 2020 in the Santa Fe County, New Mexico District Court. The complaint alleged that the Bank conspired with or otherwise aided a former RESI employee’s embezzlement of approximately $0.4 million from RESI. The complaint sought compensatory, exemplary, statutory and punitive damages, as well as payment of RESI’s legal fees and expenses. On January 18, 2024, the jury awarded RESI approximately $2.1 million which included punitive damages. Judgment on the jury’s award was entered on July 25, 2024. On June 6, 2025, a supplemental award of RESI’s legal fees of $0.8 million was entered. On June 30, 2025 the Bank filed an appeal and mediation is scheduled for August 13, 2025. We believe the judgment will be covered by insurance; therefore, the ultimate outcome will not have a material effect on the financial condition or results of operations of the Bank.
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

	June 30, 2025	December 31, 2024
ROU asset on leased property, gross	$41,826	$38,779
Accumulated amortization	(17,900)	(16,303)
ROU asset, net (included in prepaid expenses and other assets in our consolidated balance sheets)	$23,926	$22,476
Lease liability (included in accrued expenses and other liabilities in our consolidated balance sheets)	$25,849	$24,376
Weighted Average Remaining Life - Operating Leases (years)	5.00	5.09
Weighted Average Rate - Operating Leases	2.98%	2.61%
The following table reconciles future undiscounted lease payments due under non-cancelable operating leases to the aggregate operating lessee lease liability as of June 30, 2025:

Remainder of 2025	$7,289
2026	5,529
2027	4,609
2028	4,143
2029	3,012
2030	3,186
Thereafter	114
Total undiscounted operating lease liability	27,882
Imputed interest	2,033
Total operating lease liability included in the accompanying balance sheet	$25,849
Total lease expense for three months ended June 30, 2025 and 2024 was $2,068 and $1,914, respectively. Total lease expense for the six months ended June 30, 2025 and 2024 was $4,104 and $3,838, respectively. The components of total lease expense were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Operating leases	$2,020	$1,945	$3,990	$3,867
Short-term leases	99	47	201	94
Sublease income	(51)	(78)	(87)	(123)
Net lease expense	$2,068	$1,914	$4,104	$3,838
We do not currently have any significant finance leases in which we are the lessee, material related-party leases, leases containing residual value guarantees or restrictive covenants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of FirstSun
In this section, unless the context suggests otherwise, references to “we,” “us,” and “our” mean the combined business of FirstSun and its wholly-owned subsidiaries, Sunflower Bank, Sunflower Wealth Advisors, LLC, and FEIF Capital Partners, LLC.
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
General Overview
FirstSun Capital Bancorp, headquartered in Denver, Colorado, is the financial holding company for Sunflower Bank, National Association, which is headquartered in Dallas, Texas and operates as Sunflower Bank and First National 1870. We conduct a full-service community banking and trust business through our wholly-owned subsidiaries—Sunflower Bank, Sunflower Wealth Advisors, LLC, and FEIF Capital Partners, LLC.
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

Financial Summary
Second Quarter 2025 Highlights:
•Net income of $26.4 million, $0.93 per diluted share
•Net interest margin of 4.07%
•Return on average total assets of 1.28%
•Return on average stockholders’ equity of 9.74%
•Loan growth of 1.4% annualized
•Deposit growth of 13.2% annualized
•25.6% noninterest income to total revenue1
Net income totaled $26.4 million for the second quarter of 2025 compared to net income of $24.6 million for the second quarter of 2024. Earnings per diluted share were $0.93 for the second quarter of 2025 compared to $0.88 for the second quarter of 2024. Adjusted net income, a non-GAAP financial measure, was $25.2 million or $0.90 per diluted share for the second quarter of 2024.
Net income totaled $50.0 million for the six months ended June 30, 2025, compared to net income of $36.9 million for the same period in 2024. Earnings per diluted share were $1.77 for the six months ended June 30, 2025 compared to $1.32 for the same period in 2024. Adjusted net income, a non-GAAP financial measure, was $39.8 million or $1.43 per diluted share for the six months ended June 30, 2024. Net income for the six months ended June 30, 2024 was negatively impacted by a $10.6 million provision for credit loss on a specific customer in our C&I loan portfolio, net of tax, or $0.38 per diluted share.
The following table sets forth certain summary financial and other information of FirstSun:

	As of and for the three months ended		As of and for the six months ended
($ in thousands, except per share amounts)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Income Statement:
Net interest income	$78,499	$72,899	$152,977	$143,705
Provision for credit losses	4,500	1,200	8,300	17,700
Noninterest income	27,073	23,274	48,802	46,082
Noninterest expense	68,110	63,875	130,832	125,703
Income before income taxes	32,962	31,098	62,647	46,384
Provision for income taxes	6,576	6,538	12,692	9,528
Net income	26,386	24,560	49,955	36,856
Adjusted net income[2]	26,386	25,181	49,955	39,773
Balance Sheet:
Total assets	$8,435,861	$7,999,295	$8,435,861	$7,999,295
Total loans held-for-sale	90,781	66,571	90,781	66,571
Total loans held-for-investment	6,507,066	6,337,162	6,507,066	6,337,162
Total deposits	7,100,164	6,619,525	7,100,164	6,619,525
Total borrowed funds	76,066	220,577	76,066	220,577
Total stockholders' equity	1,095,402	996,599	1,095,402	996,599
Per Common Share Data:
Period end common shares outstanding	27,834,525	27,443,246	27,834,525	27,443,246
Weighted average common shares outstanding, basic	27,783,710	27,430,761	27,753,098	27,224,968
Basic earnings per share	$0.95	$0.90	$1.80	$1.35
Weighted average common shares outstanding, diluted	28,232,319	28,031,956	28,263,943	27,825,189
Diluted earnings per share	$0.93	$0.88	$1.77	$1.32
Adjusted diluted earnings per share[2]	0.93	0.90	1.77	1.43
Cash dividends	$—	$—	$—	$—
Dividend payout ratio	—%	—%	—%	—%
Book value per share	$39.35	$36.31	$39.35	$36.31
Tangible book value per share[2]	35.77	32.56	35.77	32.56
[1] Total revenue is net interest income plus noninterest income.
[2] See section entitled “Non-GAAP Financial Measures and Reconciliations” for information regarding these non-GAAP financial measures and a reconciliation to the most comparable GAAP equivalent.

1 Total revenue is net interest income plus noninterest income.

	As of and for the three months ended		As of and for the six months ended
($ in thousands, except per share amounts)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Performance Ratios:
Return on average total assets	1.28%	1.27%	1.24%	0.96%
Adjusted return on average total assets[2]	1.28%	1.30%	1.24%	1.04%
Return on average stockholders' equity	9.74%	10.08%	9.39%	7.66%
Adjusted return on average stockholders’ equity[2]	9.74%	10.34%	9.39%	8.27%
Return on average tangible stockholders' equity[2]	10.91%	11.51%	10.55%	8.85%
Adjusted return on average tangible stockholders' equity[2]	10.91%	11.79%	10.55%	9.53%
Net interest margin	4.07%	4.04%	4.07%	4.03%
Net interest margin (FTE basis)[2]	4.13%	4.10%	4.13%	4.09%
Efficiency ratio	64.52%	66.42%	64.84%	66.23%
Adjusted efficiency ratio[2]	64.52%	65.33%	64.84%	64.37%
Noninterest income to total revenue[1]	25.6%	24.2%	24.2%	24.3%
Balance Sheet Ratios:
Loan to deposit ratio	91.6%	95.7%	91.6%	95.7%
Net charge-offs (recoveries) to average loans outstanding	0.83%	0.13%	0.44%	0.62%
Allowance for credit losses to loans	1.28%	1.25%	1.28%	1.25%
Nonperforming loans to total loans[3]	0.84%	0.99%	0.84%	0.99%
Capital Ratios:
Total risk-based capital to risk-weighted assets	15.94%	14.95%	15.94%	14.95%
Tier 1 risk-based capital to risk-weighted assets	13.78%	12.80%	13.78%	12.80%
Common Equity Tier 1 (CET 1) to risk-weighted assets	13.78%	12.80%	13.78%	12.80%
Tier 1 leverage capital to average assets	12.39%	11.83%	12.39%	11.83%
Average stockholders' equity to average total assets	13.15%	12.55%	13.22%	12.52%
Tangible stockholders' equity to tangible assets[2]	11.94%	11.32%	11.94%	11.32%
Tangible stockholders' equity to tangible assets reflecting net unrealized losses on HTM securities, net of tax[2]	11.90%	11.27%	11.90%	11.27%
Nonfinancial Data:
Full-time equivalent employees	1,168	1,176	1,168	1,176
Banking branches	71	69	71	69
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

Non-GAAP Financial Measures and Reconciliations
The non-GAAP financial measures presented below are used by our management and our Board of Directors on a regular basis in addition to our GAAP results to facilitate the assessment of our financial performance. Management believes these non-GAAP financial measures enhance an investor’s understanding of our financial results by providing a meaningful basis for period-to-period comparisons, assisting in operating results analysis, and predicting future performance. This information supplements our GAAP reported results, and should not be viewed in isolation from, or as a substitute for, our GAAP results. Accordingly, this financial information should be read in conjunction with our consolidated financial statements and notes thereto for the three and six months ended June 30, 2025, included elsewhere in this report. Non-GAAP financial measures exclude certain items that are included in the financial results presented in accordance with GAAP. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. These non-GAAP measures are not necessarily comparable to similar measures that may be represented by other companies.
The following table presents GAAP to non-GAAP reconciliations:

	As of and for the three months ended		As of and for the six months ended
($ in thousands, except share and per share amounts)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Tangible stockholders’ equity to tangible assets:
Total stockholders' equity (GAAP)	$1,095,402	$996,599	$1,095,402	$996,599
Less: Goodwill and other intangible assets
Goodwill	(93,483)	(93,483)	(93,483)	(93,483)
Other intangible assets	(6,228)	(9,517)	(6,228)	(9,517)
Tangible stockholders' equity (non-GAAP)	$995,691	$893,599	$995,691	$893,599
Total assets (GAAP)	$8,435,861	$7,999,295	$8,435,861	$7,999,295
Less: Goodwill and other intangible assets
Goodwill	(93,483)	(93,483)	(93,483)	(93,483)
Other intangible assets	(6,228)	(9,517)	(6,228)	(9,517)
Tangible assets (non-GAAP)	$8,336,150	$7,896,295	$8,336,150	$7,896,295
Total stockholders' equity to total assets (GAAP)	12.99%	12.46%	12.99%	12.46%
Less: Impact of goodwill and other intangible assets	(1.05)%	(1.14)%	(1.05)%	(1.14)%
Tangible stockholders' equity to tangible assets (non-GAAP)	11.94%	11.32%	11.94%	11.32%
Tangible stockholders’ equity to tangible assets, reflecting net unrealized losses on HTM securities, net of tax:
Tangible stockholders' equity (non-GAAP)	$995,691	$893,599	$995,691	$893,599
Less: Net unrealized losses on HTM securities, net of tax	(4,238)	(3,949)	(4,238)	(3,949)
Tangible stockholders’ equity less net unrealized losses on HTM securities, net of tax (non-GAAP)	$991,453	$889,650	$991,453	$889,650
Tangible assets (non-GAAP)	$8,336,150	$7,896,295	$8,336,150	$7,896,295
Less: Net unrealized losses on HTM securities, net of tax	(4,238)	(3,949)	(4,238)	(3,949)
Tangible assets less net unrealized losses on HTM securities, net of tax (non-GAAP)	$8,331,912	$7,892,346	$8,331,912	$7,892,346
Tangible stockholders’ equity to tangible assets (non-GAAP)	11.94%	11.32%	11.94%	11.32%
Less: Net unrealized losses on HTM securities, net of tax	(0.04)%	(0.05)%	(0.04)%	(0.05)%
Tangible stockholders’ equity to tangible assets reflecting net unrealized losses on HTM securities, net of tax (non-GAAP)	11.90%	11.27%	11.90%	11.27%
Tangible book value per share:
Total stockholders' equity (GAAP)	$1,095,402	$996,599	$1,095,402	$996,599
Tangible stockholders' equity (non-GAAP)	$995,691	$893,599	$995,691	$893,599
Total shares outstanding	27,834,525	27,443,246	27,834,525	27,443,246
Book value per share (GAAP)	$39.35	$36.31	$39.35	$36.31
Tangible book value per share (non-GAAP)	$35.77	$32.56	$35.77	$32.56

	As of and for the three months ended		As of and for the six months ended
($ in thousands, except share and per share amounts)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Adjusted net income:
Net income (GAAP)	$26,386	$24,560	$49,955	$36,856
Add: Non-recurring adjustments
Terminated merger related expenses, net of tax	—	621	—	2,917
Total adjustments, net of tax	—	621	—	2,917
Adjusted net income (non-GAAP)	$26,386	$25,181	$49,955	$39,773
Adjusted diluted earnings per share:
Diluted earnings per share (GAAP)	$0.93	$0.88	$1.77	$1.32
Add: Impact of non-recurring adjustments
Terminated merger related expenses, net of tax	—	0.02	—	0.11
Adjusted diluted earnings per share (non-GAAP)	$0.93	$0.90	$1.77	$1.43
Adjusted return on average total assets:
Return on average total assets (ROAA) (GAAP)	1.28%	1.27%	1.24%	0.96%
Add: Impact of non-recurring adjustments
Terminated merger related expenses, net of tax	—%	0.03%	—%	0.08%
Adjusted ROAA (non-GAAP)	1.28%	1.30%	1.24%	1.04%
Adjusted return on average stockholders’ equity:
Return on average stockholders' equity (ROACE) (GAAP)	9.74%	10.08%	9.39%	7.66%
Add: Impact of non-recurring adjustments
Terminated merger related expenses, net of tax	—%	0.26%	—%	0.61%
Adjusted ROACE (non-GAAP)	9.74%	10.34%	9.39%	8.27%
Return on average tangible stockholders’ equity:
Return on average stockholders’ equity (ROACE) (GAAP)	9.74%	10.08%	9.39%	7.66%
Add: Impact from goodwill and other intangible assets
Goodwill	0.98%	1.19%	0.97%	0.92%
Other intangible assets	0.19%	0.24%	0.19%	0.27%
Return on average tangible stockholders’ equity (ROATCE) (non-GAAP)	10.91%	11.51%	10.55%	8.85%
Adjusted return on average tangible stockholders’ equity:
Return on average tangible stockholders' equity (ROATCE) (non-GAAP)	10.91%	11.51%	10.55%	8.85%
Add: Impact of non-recurring adjustments
Terminated merger related expenses, net of tax	—%	0.28%	—%	0.68%
Adjusted ROATCE (non-GAAP)	10.91%	11.79%	10.55%	9.53%
Adjusted total noninterest expense:
Total noninterest expense (GAAP)	$68,110	$63,875	$130,832	$125,703
Less: Non-recurring adjustments
Terminated merger related expenses	—	(1,046)	—	(3,535)
Total non-recurring adjustments	—	(1,046)	—	(3,535)
Adjusted total noninterest expense (non-GAAP)	$68,110	$62,829	$130,832	$122,168
Adjusted efficiency ratio:
Efficiency ratio (GAAP)	64.52%	66.42%	64.84%	66.23%
Less: Impact of non-recurring adjustments
Terminated merger related expenses	—%	(1.09)%	—%	(1.86)%
Adjusted efficiency ratio (non-GAAP)	64.52%	65.33%	64.84%	64.37%
Fully tax equivalent (“FTE”) net interest income and net interest margin:
Net interest income (GAAP)	$78,499	$72,899	$152,977	$143,705
Gross income effect of tax exempt income	1,204	1,156	2,396	2,475
FTE net interest income (non-GAAP)	$79,703	$74,055	$155,373	$146,180
Average earning assets	$7,727,556	$7,256,763	$7,576,307	$7,178,543
Net interest margin	4.07%	4.04%	4.07%	4.03%
Net interest margin on FTE basis (non-GAAP)	4.13%	4.10%	4.13%	4.09%

Segments
Banking
Three months ended June 30, 2025 and 2024
Income before income taxes decreased $1.3 million to $30.7 million for the second quarter of 2025, from $32.0 million for the same period in 2024. The period over period decrease was primarily due to an increase in provision for credit losses and an increase in salary and employee benefits, partially offset by an increase in net interest income. Provision for credit losses increased $4.3 million to $4.5 million for the second quarter of 2025, compared to $0.2 million for the same period in 2024, primarily due to deterioration in a couple of commercial and industrial (“C&I”) customer relationships and impacts from net portfolio downgrades, partially offset by impacts from net changes in loan portfolio balances. Salary and employee benefits increased $2.0 million to $33.0 million for the second quarter of 2025, from $31.0 million for the same period in 2024, primarily due to an increase in base pay and an increase in the fair value of investments related to our deferred compensation plan. Net interest income increased $3.8 million to $73.5 million for the second quarter of 2025, compared to $69.7 million for the same period in 2024, primarily due to an increase in average interest earning assets. Identifiable assets for our Banking segment increased $0.2 billion to $7.1 billion at June 30, 2025 from $6.9 billion at June 30, 2024. The growth in identifiable assets was primarily driven by organic growth in our loan portfolio.
Six months ended June 30, 2025 and 2024
Income before income taxes increased $12.2 million to $60.4 million for the six months ended June 30, 2025, from $48.1 million for the same period in 2024. The period over period increase was primarily due to a decrease in provision for credit losses and an increase in net interest income, partially offset by an increase in salary and employee benefits. Provision for credit losses decreased $9.5 million to $8.5 million for the six months ended June 30, 2025, compared to $18.0 million for the same period in 2024, primarily due to a $14.1 million provision for credit loss on a specific customer in our C&I loan portfolio during the six months ended June 30, 2024. Net interest income increased $5.6 million to $143.8 million for the six months ended June 30, 2025 compared to $138.2 million for the same period in 2024, primarily due to a decrease in the cost of interest-bearing liabilities, relative to a decrease in the yield on interest earning assets, as a result of a declining interest rate environment and mix shift away from certificates of deposits. Salary and employee benefits increased $3.3 million to $64.0 million for the six months ended June 30, 2025, compared to $60.8 million for the same period in 2024, primarily due to increased headcount, including the hiring of C&I bankers in Southern California.
Mortgage Operations
Three months ended June 30, 2025 and 2024
Income before income taxes increased $2.9 million to $4.6 million for the second quarter of 2025, compared to $1.7 million for the same period in 2024. The period over period increase was primarily due to an increase in revenue from mortgage banking services and increase in net interest income, partially offset by an increase in salary and employee benefits. Revenue from mortgage banking services increased $2.3 million to $13.9 million for the second quarter of 2025, compared to $11.6 million for the same period in 2024, primarily due to an increase in loan originations sold and an increase in mortgage servicing income. Net interest income increased $1.7 million to $6.2 million for the second quarter of 2025, compared to $4.5 million for the same period in 2024, primarily due to higher average balance and higher average yield on residential real estate loans. Salary and employee benefits increased $1.9 million to $10.3 million for the second quarter of 2025, compared to $8.4 million for the same period in 2024, primarily due to higher levels of variable compensation associated with an increase in mortgage loan originations. Identifiable assets for our Mortgage Operations segment increased $0.2 billion to $1.2 billion at June 30, 2025 from $1.0 billion at June 30, 2024. The growth in identifiable assets was primarily driven by organic growth in our residential mortgage portfolio.
Six months ended June 30, 2025 and 2024
Income before income taxes increased $2.1 million to $6.9 million for the six months ended June 30, 2025, compared to $4.8 million for the same period in 2024. The period over period increase was primarily due to an increase in net interest income and increase in revenue from mortgage banking services, partially offset by an increase in salary and employee benefits. Net interest income increased $3.5 million to $11.5 million for the six months ended June 30, 2025, compared to $8.0 million for the same period in 2024, primarily due to higher average balance and higher average yield on residential real estate loans. Revenue from mortgage banking services increased $1.9 million to $23.6 million for the six months ended June 30, 2025, compared to $21.7 million for the same period in 2024, primarily due to an increase in loan originations sold and an increase in mortgage servicing income. Salary and employee benefits increased $2.6 million to $18.1 million for the six months ended June 30, 2025, compared to $15.6 million for the same period in 2024, primarily due to higher levels of variable compensation associated with an increase in mortgage loan originations.
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
Further, management periodically considers the need for qualitative adjustments to the ACL. Qualitative adjustments may be related to and include, but not limited to, factors such as the following: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions; (ii) organization specific risks such as credit concentrations, collateral specific risks, nature, and size of the portfolio and external factors that may ultimately impact credit quality, and (iii) other limitations associated with factors such as changes in underwriting and loan resolution strategies, among others. The qualitative factors applied on June 30, 2025, and the importance and levels of the qualitative factors applied, may change in future periods depending on the level of changes to items such as the uncertainty of economic conditions and management’s assessment of the level of credit risk within the loan portfolio as a result of such changes, compared to the amount of ACL calculated by the model. The evaluation of qualitative factors is inherently imprecise and requires significant management judgment.
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
Results of Operations
The following table sets forth components of our results of operations:

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
($ in thousands, except per share amounts)	2025	2024	2025	2024
Net interest income	$78,499	$72,899	$152,977	$143,705
Provision for credit losses	4,500	1,200	8,300	17,700
Noninterest income	27,073	23,274	48,802	46,082
Noninterest expense	68,110	63,875	130,832	125,703
Income before income taxes	32,962	31,098	62,647	46,384
Provision for income taxes	6,576	6,538	12,692	9,528
Net income	26,386	24,560	49,955	36,856

Diluted earnings per share	$0.93	$0.88	$1.77	$1.32
Return on average total assets	1.28%	1.27%	1.24%	0.96%
Return on average stockholders' equity	9.74%	10.08%	9.39%	7.66%
Net interest margin	4.07%	4.04%	4.07%	4.03%
Net interest margin - FTE basis (non-GAAP)[1]	4.13%	4.10%	4.13%	4.09%
Efficiency ratio	64.52%	66.42%	64.84%	66.23%
Noninterest income to total revenue[2]	25.6%	24.2%	24.19%	24.28%
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
Three months ended June 30, 2025 and 2024
Our net interest income was $78.5 million for the second quarter of 2025, an increase of $5.6 million, or 7.7%, compared to the same period in 2024. Interest income on loans increased by $0.9 million for the second quarter of 2025, compared to the same period in 2024. Interest income on investment securities decreased by $0.3 million for the second quarter of 2025, compared to the same period in 2024. Interest income on interest-bearing cash and other assets increased by $1.8 million for the second quarter of 2025, compared to the same period in 2024. Interest expense from total interest-bearing liabilities decreased by $3.2 million for the second quarter of 2025, compared to the same period in 2024.
Our net interest margin was 4.07% for the second quarter of 2025, compared to 4.04% for the same period in 2024, an increase of three basis points. We experienced a 28 basis point decrease in yield from earning assets while our total cost of funds decreased by 41 basis points, for the second quarter of 2025 as compared to the same period in 2024.
Total average loans grew to $6.6 billion at June 30, 2025, an increase of $0.2 billion or 3.7%, compared to June 30, 2024, due to organic growth in our loan portfolio. Yield on loans decreased 20 basis points for the second quarter of 2025, compared to the same period in 2024, primarily due to the declining interest rate environment and its impact on variable rate loans in the portfolio. Interest-bearing cash and other assets increased $0.2 billion, or 71.2%, for the second quarter of 2025, compared to the same period in 2024. Yield on interest-bearing cash and other assets decreased 100 basis points for the second quarter of 2025, compared to the same period in 2024, primarily due to the declining interest rate environment.
Average interest-bearing liabilities increased $0.3 billion, or 5.2%, for the second quarter of 2025, compared to the same period in 2024, primarily to support the growth in our loan portfolio. Average interest-bearing deposits increased $0.4 billion, or 8.2%, for the second quarter of 2025, compared to the same period in 2024, which included a decrease of $0.3 billion, or 17.5%, in average certificates of deposit balances. Cost of interest-bearing deposits decreased 35 basis points for the second quarter of 2025, compared to the same period in 2024, primarily due to the declining interest rate environment and change in deposit product mix, particularly the decrease in certificates of deposit balances. Average FHLB borrowings decreased $0.1 billion, or 98.2%, for the second quarter of 2025, compared to the same period in 2024. Cost of FHLB borrowings decreased 98 basis points, for the second quarter of 2025, compared to the same period in 2024.
Six months ended June 30, 2025 and 2024
Our net interest income was $153.0 million for the six months ended June 30, 2025, an increase of $9.3 million, or 6.5%, compared to the same period in 2024. Interest income on loans decreased by $0.7 million for the six months ended June 30, 2025, compared to the same period in 2024. Interest income on investment securities decreased by $0.5 million for the six months ended June 30, 2025, compared to the same period in 2024. Interest income on interest-bearing cash and other assets increased by $3.9 million for the six months ended June 30, 2025, compared to the same period in 2024. Interest expense from total interest-bearing liabilities decreased by $6.5 million for the six months ended June 30, 2025, compared to the same period in 2024.
Our net interest margin was 4.07% for the six months ended June 30, 2025, compared to 4.03% for the same period in 2024, an increase of four basis points. We experienced a 24 basis point decrease in yield from earning assets and our total cost of funds decreased by 37 basis points for the six months ended June 30, 2025, compared to the same period in 2024.
Total average loans grew to $6.5 billion at June 30, 2025, an increase of $0.2 billion, compared to June 30, 2024, primarily due to organic growth in our loan portfolio. Yield on loans decreased 18 basis points for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to the declining interest rate environment and its impact on variable rate loans in the portfolio. Interest-bearing cash and other assets increased $0.3 billion, or 86.7%, for the six months ended June 30, 2025, compared to the same period in 2024. Yield on interest-bearing cash and other assets decreased 105 basis points for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to the declining interest rate environment.
Average interest-bearing liabilities increased $0.2 billion, or 4.3%, for the six months ended June 30, 2025, compared to the same period in 2024. Average interest-bearing deposits increased $0.3 billion, or 6.8%, for the six months ended June 30, 2025, compared to the same period in 2024. Average FHLB borrowings decreased $0.1 billion, or 86.9%, for the six months ended June 30, 2025, compared to the same period in 2024.

The following tables set forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods presented. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.
As of and for the three months ended June 30,:

	2025			2024
(In thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest Earning Assets
Loans[1]	6,620,493	106,117	6.43%	6,384,709	105,184	6.63%
Investment securities	510,350	4,433	3.48%	523,545	4,772	3.67%
Interest-bearing cash and other assets	596,713	6,371	4.28%	348,509	4,573	5.28%
Total earning assets	7,727,556	116,921	6.07%	7,256,763	114,529	6.35%
Other assets	537,156			548,465
Total assets	$8,264,712			$7,805,228

Interest-bearing liabilities
Demand and NOW deposits	$793,461	$6,445	3.26%	$621,343	$5,896	3.82%
Savings deposits	401,093	576	0.58%	413,699	715	0.70%
Money market deposits	2,659,342	16,064	2.42%	2,092,449	10,498	2.02%
Certificates of deposits	1,504,235	14,100	3.76%	1,823,522	21,375	4.71%
Total deposits	5,358,131	37,185	2.78%	4,951,013	38,484	3.13%
Repurchase agreements	9,024	36	1.61%	16,553	47	1.16%
Total deposits and repurchase agreements	5,367,155	37,221	2.78%	4,967,566	38,531	3.12%
FHLB borrowings	2,308	27	4.72%	130,871	1,855	5.70%
Other long-term borrowings	76,025	1,174	6.19%	75,522	1,244	6.62%
Total interest-bearing liabilities	5,445,488	38,422	2.83%	5,173,959	41,630	3.24%
Noninterest-bearing deposits	1,587,302			1,517,560
Other liabilities	145,064			133,845
Stockholders' equity	1,086,858			979,864
Total liabilities and stockholders' equity	$8,264,712			$7,805,228

Net interest income		$78,499			$72,899
Net interest spread		3.24%			3.11%
Net interest margin		4.07%			4.04%
Net interest margin - FTE basis (non-GAAP)[2]		4.13%			4.10%
[1] Includes loans held-for-investment, including nonaccrual loans, and loans held-for-sale.
[2] See section entitled “Non-GAAP Financial Measures and Reconciliations” for information regarding non-GAAP financial measures and a reconciliation to the most comparable GAAP equivalent.

As of and for the six months ended June 30,:

	2025			2024
(In thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest Earning Assets
Loans[1]	6,521,154	206,797	6.39%	6,349,282	207,452	6.57%
Investment securities	506,103	8,803	3.51%	535,252	9,259	3.48%
Interest-bearing cash and other assets	549,050	11,768	4.32%	294,009	7,858	5.37%
Total earning assets	7,576,307	227,368	6.05%	7,178,543	224,569	6.29%
Other assets	543,032			548,553
Total assets	$8,119,339			$7,727,096

Interest-bearing liabilities
Demand and NOW deposits	$757,282	$12,144	3.23%	$585,417	$10,757	3.70%
Savings deposits	400,948	1,145	0.58%	417,791	1,440	0.69%
Money market deposits	2,551,141	29,270	2.31%	2,077,885	20,444	1.98%
Certificates of deposits	1,525,814	29,020	3.84%	1,819,075	42,233	4.67%
Total deposits	5,235,185	71,579	2.76%	4,900,168	74,874	3.07%
Repurchase agreements	9,318	73	1.59%	18,904	104	1.11%
Total deposits and repurchase agreements	5,244,503	71,652	2.76%	4,919,072	74,978	3.07%
FHLB borrowings	15,823	362	4.61%	120,824	3,396	5.65%
Other long-term borrowings	75,966	2,377	6.31%	75,456	2,490	6.64%
Total interest-bearing liabilities	5,336,292	74,391	2.81%	5,115,352	80,864	3.18%
Noninterest-bearing deposits	1,559,878			1,510,134
Other liabilities	150,172			134,106
Stockholders’ equity	1,072,997			967,504
Total liabilities and stockholders’ equity	$8,119,339			$7,727,096

Net interest income		$152,977			$143,705
Net interest spread		3.24%			3.11%
Net interest margin		4.07%			4.03%
Net interest margin - FTE basis (non-GAAP)[2]		4.13%			4.09%
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

	For the three months ended June 30,
	2025 Versus 2024 Increase (Decrease) Due to:
(In thousands)	Rate	Volume	Total
Interest Earning Assets
Loans[1]	$(3,058)	$3,991	$933
Investment securities	(225)	(114)	(339)
Interest-bearing cash	(990)	2,788	1,798
Total earning assets	(4,273)	6,665	2,392
Interest-bearing liabilities
Demand and NOW deposits	(942)	1,491	549
Savings deposits	(118)	(21)	(139)
Money market deposits	2,369	3,197	5,566
Certificates of deposits	(3,902)	(3,373)	(7,275)
Total deposits	(2,593)	1,294	(1,299)
Repurchase agreements	15	(26)	(11)
Total deposits and repurchase agreements	(2,578)	1,268	(1,310)
FHLB borrowings	(272)	(1,556)	(1,828)
Other long-term borrowings	(79)	9	(70)
Total interest-bearing liabilities	(2,929)	(279)	(3,208)
Net interest income	$(1,344)	$6,944	$5,600
[1] Includes loans held-for-investment, including nonaccrual loans, and loans held-for-sale.

	For the six months ended June 30,
	2025 Versus 2024 Increase (Decrease) Due to:
(In thousands)	Rate	Volume	Total
Interest Earning Assets
Loans[1]	$(5,891)	$5,236	$(655)
Investment securities	73	(529)	(456)
Interest-bearing cash	(1,784)	5,694	3,910
Total earning assets	(7,602)	10,401	2,799
Interest-bearing liabilities
Demand and NOW deposits	(1,466)	2,853	1,387
Savings deposits	(238)	(57)	(295)
Money market deposits	3,764	5,062	8,826
Certificates of deposits	(6,943)	(6,270)	(13,213)
Total deposits	(4,883)	1,588	(3,295)
Repurchase agreements	34	(65)	(31)
Total deposits and repurchase agreements	(4,849)	1,523	(3,326)
FHLB borrowings	(533)	(2,501)	(3,034)
Other long-term borrowings	(129)	16	(113)
Total interest-bearing liabilities	(5,511)	(962)	(6,473)
Net interest income	$(2,091)	$11,363	$9,272
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
We recorded a provision for credit losses of $4.5 million for the second quarter of 2025, compared to $1.2 million for the same period in 2024. The provision for credit losses for the second quarter of 2025 was primarily due to deterioration in a couple of C&I customer relationships and impacts from net portfolio downgrades, partially offset by impacts from net changes in loan portfolio balances.
We recorded a provision for credit losses of $8.3 million for the six months ended June 30, 2025, compared to $17.7 million for the same period in 2024. The provision for credit losses for the six months ended June 30, 2025 was primarily due to deterioration in a couple of C&I customer relationships and impacts from net portfolio downgrades, partially offset by impacts from net changes in loan portfolio balances.
Noninterest Income
The following table presents noninterest income:

	For the three months ended		For the six months ended
(In thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Service charges on deposit accounts	$2,016	$2,372	$4,043	$4,716
Treasury management service fees	4,333	3,631	8,527	7,099
Credit and debit card fees	2,728	2,950	5,314	5,709
Trust and investment advisory fees	1,473	1,493	2,894	2,956
Income from mortgage banking services, net	13,274	11,043	22,329	20,545
Other	3,249	1,785	5,695	5,057
Total noninterest income	$27,073	$23,274	$48,802	$46,082
Three months ended June 30, 2025 and 2024
Our noninterest income increased $3.8 million to $27.1 million for the second quarter of 2025 from $23.3 million for the same period in 2024.
Service charges on deposit accounts includes overdraft and non-sufficient funds charges, and other service fees on deposit accounts. Service charges on deposit accounts decreased $0.4 million for the second quarter of 2025, compared to the same period in 2024, primarily due to a decrease in non-sufficient funds and overdraft fees.
Treasury management service fees include financial information management, accounts receivable management, accounts payable services, fraud mitigation services, and cash flow management. Treasury management service fees increased $0.7 million for the second quarter of 2025 compared to the same period in 2024, primarily due to an overall increase in our business customer base as well as an increase in products and services provided to our existing customer base.
Credit and debit card fees represent interchange income from credit and debit card activity and referral fees earned from processing fees on card transactions by our business customers. Credit and debit card fees decreased $0.2 million for the second quarter of 2025 compared to the same period in 2024, as card transaction volumes decreased slightly.
Trust and investment advisory fees represent fees we receive in connection with our investment advisory and custodial management services of investment accounts. Trust and investment advisory fees were largely unchanged for the second quarter of 2025 as compared to the same period in 2024.

The components of income from mortgage banking services were as follows:

	For the three months ended June 30,
(In thousands)	2025	2024
Net sale gains and fees from mortgage loan originations, including loans held-for-sale changes in fair value and hedging	$6,601	$5,265
Mortgage servicing income	4,640	4,155
Net MSR capitalization and changes in fair value, net of derivative activity	2,033	1,623
Income from mortgage banking services, net	$13,274	$11,043
For the second quarter of 2025, income from mortgage banking services increased $2.2 million, compared to the same period in 2024. Total loan originations for sale were $380.6 million for the second quarter of 2025, an increase of $83.1 million from $297.5 million for the same period in 2024. The increase in loan originations sold, partially offset by slightly lower margins resulted in the increase in revenue related to net sale gains and fees from loan originations, including fair value changes in the held-for-sale portfolio and hedging activity. We retain servicing rights on the majority of mortgage loans that we sell, which drove the increase in servicing income of $0.5 million to $4.6 million for the second quarter of 2025, from $4.2 million for the same period in 2024. Net MSR capitalization and changes in fair value, net of derivative activity, increased $0.4 million in the second quarter of 2025, compared to the same period in 2024. The increase in revenue related to our MSRs was due to higher net MSR capitalization and a slight increase in the fair value of our MSRs, net of hedging.
The following table shows the hypothetical effect on the fair value of our MSRs when applying certain unfavorable variations of key assumptions to these assets as of June 30, 2025.

(In thousands)	10%	20%
Discount rate	$(4,009)	$(7,005)
Total prepayment speeds	(3,679)	(6,343)
Cost of servicing each loan	(1,738)	(2,608)
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
Other noninterest income increased $1.5 million for the second quarter of 2025 compared to the same period in 2024, primarily due to an increase in the fair value of investments related to our deferred compensation plan.
Six months ended June 30, 2025 and 2024
Our noninterest income increased $2.7 million to $48.8 million for the six months ended June 30, 2025 from $46.1 million for the same period in 2024.
Service charges on deposit accounts decreased $0.7 million for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to a decrease in non-sufficient funds and overdraft fees.
Credit and debit card fees decreased $0.4 million for the six months ended June 30, 2025 compared to the same period in 2024, as card transaction volumes decreased slightly.
Trust and investment advisory fees were largely unchanged for the six months ended June 30, 2025 as compared to the same period in 2024.

The components of income from mortgage banking services were as follows:

	For the six months ended June 30,
(In thousands)	2025	2024
Net sale gains and fees from mortgage loan originations, including loans held-for-sale changes in fair value and hedging	$11,164	$10,236
Mortgage servicing income	9,145	8,259
Net MSR capitalization and changes in fair value, net of derivative activity	2,020	2,050
Income from mortgage banking services, net	$22,329	$20,545
For the six months ended June 30, 2025, income from mortgage banking services increased $1.8 million, compared to the same period in 2024. Total loan originations for sale were $631.6 million for the six months ended June 30, 2025, an increase of $139.2 million from $492.4 million for the same period in 2024. The increase in loan originations sold, partially offset by slightly lower margins resulted in the increase in revenue related to net sale gains and fees from loan originations, including fair value changes in the held-for-sale portfolio and hedging activity. We retain servicing rights on the majority of mortgage loans that we sell, which drove the increase in servicing income of $0.9 million to $9.1 million for the six months ended June 30, 2025, from $8.3 million for the same period in 2024. Net MSR capitalization and changes in fair value, net of derivative activity was largely unchanged for the six months ended June 30, 2025, compared to the same period in 2024 as an increase in capitalized servicing value was offset by an increase in MSR amortization.
Other noninterest income increased $0.6 million for the six months ended June 30, 2025 compared to the same period in 2024, primarily due to an increase in interest rate swap and loan syndication revenue partially offset by a decrease in income from BOLI.
Noninterest Expense
The following table presents noninterest expense:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2025	2024	2025	2024
Salary and employee benefits	$43,921	$39,828	$83,482	$77,181
Occupancy and equipment	9,541	8,701	19,077	17,296
Amortization of intangible assets	578	652	1,206	1,467
Terminated merger-related expenses	—	1,046	—	3,535
Other	14,070	13,648	27,067	26,224
Total noninterest expenses	$68,110	$63,875	$130,832	$125,703
Three months ended June 30, 2025 and 2024
Our noninterest expenses increased $4.2 million to $68.1 million for the second quarter of 2025, from $63.9 million for the same period in 2024.
Salary and employee benefits increased $4.1 million to $43.9 million for the second quarter of 2025, from $39.8 million for the same period in 2024, primarily due to higher levels of variable compensation associated with an increase in residential mortgage loan originations and an increase in the fair value of investments related to our deferred compensation plan.
Occupancy and equipment increased $0.8 million to $9.5 million for the second quarter of 2025, from $8.7 million for the same period in 2024, primarily due to higher software subscriptions and license fees.
Other noninterest expense increased $0.4 million to $14.1 million for the second quarter of 2025, from $13.6 million for the same period in 2024, primarily due to higher legal and professional fees.
Six months ended June 30, 2025 and 2024
Our noninterest expenses increased $5.1 million to $130.8 million for the six months ended June 30, 2025, from $125.7 million for the same period in 2024.

Salary and employee benefits increased $6.3 million to $83.5 million for the six months ended June 30, 2025, from $77.2 million for the same period in 2024, primarily due to increased headcount, including the hiring of C&I bankers in Southern California and higher variable compensation due to an increase in mortgage loan originations.
Occupancy and equipment increased $1.8 million to $19.1 million for the six months ended June 30, 2025, from $17.3 million for the same period in 2024, primarily due to higher software subscriptions and license fees.
Other noninterest expense increased $0.8 million to $27.1 million for the six months ended June 30, 2025, from $26.2 million for the same period in 2024, primarily due to higher data processing expenses.
Income Taxes
Three months ended June 30, 2025 and 2024
We recorded income tax expense for the second quarter of 2025 of $6.6 million, compared to income tax expense of $6.5 million for the same period in 2024. The increase in income tax expense was due to an increase in income during the second quarter of 2025, compared to the same period in 2024. Our effective tax rate was 20.0% for the second quarter of 2025, compared to 21.0% for the same period in 2024.
Six months ended June 30, 2025 and 2024
We recorded income tax expense for the six months ended June 30, 2025 of $12.7 million, compared to $9.5 million for the same period in 2024. The increase in income tax expense was primarily due to our increased income during the six months ended June 30, 2025. Our effective tax rate was 20.3% for the six months ended June 30, 2025, compared to 20.5% for the same period in 2024.
Financial Condition
Balance Sheet
Our total assets were $8.4 billion and $8.1 billion, total liabilities were $7.3 billion and $7.1 billion, and total stockholders’ equity was $1.1 billion and $1.0 billion at June 30, 2025 and December 31, 2024, respectively.
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
Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no trading securities in our investment portfolio as of June 30, 2025 and December 31, 2024. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest.
Our securities available-for-sale increased by $4.4 million to $473.5 million at June 30, 2025, compared to December 31, 2024. During the period ended June 30, 2025, the securities held-to-maturity decreased $0.7 million to $34.6 million.

The following table is a summary of our investment portfolio as of:

	June 30, 2025		December 31, 2024
(In thousands)	Carrying Amount	% of Portfolio	Carrying Amount	% of Portfolio
Available-for-sale:
U.S. treasury	$32,605	6.9%	$31,730	6.8%
U.S. agency	549	0.1%	656	0.2%
Obligations of states and political subdivisions	27,079	5.7%	25,699	5.5%
Mortgage backed - residential	98,767	20.8%	96,279	20.5%
Collateralized mortgage obligations	156,292	33.0%	164,347	35.0%
Mortgage backed - commercial	142,309	30.1%	134,827	28.7%
Other debt	15,867	3.4%	15,538	3.3%
Total available-for-sale	$473,468	100.0%	$469,076	100.0%
Held-to-maturity:
Obligations of states and political subdivisions	$25,801	74.6%	$25,713	73.0%
Mortgage backed - residential	5,951	17.2%	6,373	18.0%
Collateralized mortgage obligations	2,829	8.2%	3,156	9.0%
Total held-to-maturity	$34,581	100.0%	$35,242	100.0%
The following table shows the weighted average yield to average life, which considers expected prepayments, of each category of investment securities as of June 30, 2025:

(In thousands)	One year or less		One to five years		Five to ten years		After ten years
	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield
Available-for-sale:
U.S. treasury	$—	—%	$32,605	1.28%	$—	—%	$—	—%
U.S. agency	47	5.25%	—	—%	502	5.59%	—	—%
Obligations of states and political subdivisions	—	—%	—	—%	23,115	3.23%	3,964	2.39%
Mortgage backed - residential	1,373	2.19%	24,108	3.33%	33,530	2.04%	39,756	3.05%
Collateralized mortgage obligations	147	3.07%	36,805	3.60%	104,285	3.22%	15,055	2.31%
Mortgage backed - commercial	1,070	2.83%	74,816	3.55%	66,423	2.81%	—	—%
Other debt	—	—%	7,846	3.84%	6,199	1.86%	1,822	3.75%
Total available-for-sale	$2,637	2.55%	$176,180	3.12%	$234,054	2.91%	$60,597	2.85%
Held-to-maturity:
Obligations of states and political subdivisions	$—	—%	$992	2.06%	$—	—%	$24,809	3.52%
Mortgage backed - residential	100	3.22%	3,354	2.52%	19	5.73%	2,478	3.24%
Collateralized mortgage obligations	120	2.79%	1,654	2.77%	1,055	3.05%	—	—%
Total held-to-maturity	$220	2.98%	$6,000	2.51%	$1,074	3.10%	$27,287	3.50%

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
Total loans held-for-investment, net of deferred fees, costs, premiums and discounts were $6.5 billion at June 30, 2025 and $6.4 billion at December 31, 2024.
The following table sets forth the composition of our loan portfolio, as of:

	June 30, 2025		December 31, 2024
(In thousands)	Amount	% of total loans	Amount	% of total loans
Commercial and industrial	$2,651,646	40.8%	$2,497,772	39.2%
Commercial real estate:
Non-owner occupied	705,749	10.8%	752,861	11.8%
Owner occupied	662,120	10.2%	702,773	11.0%
Construction and land	383,969	5.9%	362,677	5.7%
Multifamily	134,520	2.1%	94,355	1.5%
Total commercial real estate	1,886,358	29.0%	1,912,666	30.0%
Residential real estate	1,226,760	18.9%	1,180,610	18.5%
Public finance	524,441	8.1%	554,784	8.7%
Consumer	43,080	0.6%	41,345	0.6%
Other	174,781	2.6%	189,180	3.0%
Total loans	$6,507,066	100.0%	$6,376,357	100.0%
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
Commercial real estate (“CRE”) loans include owner occupied and non-owner occupied commercial real estate mortgage loans to operating commercial and agricultural businesses, and include both loans for long-term financing of land and buildings and loans made for the initial development or construction of a commercial real estate project. Non-owner occupied CRE loans were 60.1% of the Company’s risk-based capital, or 10.8% of total loans as of June 30, 2025. Non-owner occupied CRE loans associated with office space were $169.0 million, or 2.6% of total loans as of June 30, 2025. Owner occupied CRE loans associated with office space were $61.6 million, or 0.9% of total loans as of June 30, 2025.
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

Maturities and Sensitivity of Loans to Changes in Interest Rates
The information in the following tables is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following tables summarize the loan maturity distribution by type and related interest rate characteristics as of June 30, 2025:

(In thousands)	One year or less	After one through five years	After five through 15 years	After 15 years	Total
Commercial and industrial	$491,251	$1,876,212	$262,098	$22,085	$2,651,646
Commercial real estate	367,030	1,148,185	319,091	52,052	1,886,358
Residential real estate	114,257	38,092	53,488	1,020,923	1,226,760
Public finance	11,390	196,579	241,719	74,753	524,441
Consumer	17,363	12,168	13,305	244	43,080
Other	32,874	122,273	15,348	4,286	174,781
Total loans	$1,034,165	$3,393,509	$905,049	$1,174,343	$6,507,066

(In thousands)	One year or less	After one through five years	After five through 15 years	After 15 years	Total	Total Loans Maturing After 1 Year
Loans maturing with:
Fixed interest rates
Commercial and industrial	$105,629	$199,054	$156,246	$519	$461,448	$355,819
Commercial real estate	172,069	536,468	51,983	4,560	765,080	593,011
Residential real estate	83,577	24,249	37,456	300,526	445,808	362,231
Public finance	7,857	196,579	238,714	74,753	517,903	510,046
Consumer	6,446	11,440	12,932	—	30,818	24,372
Other	2,197	30,227	14,564	4,286	51,274	49,077
Total fixed interest rate loans	$377,775	$998,017	$511,895	$384,644	$2,272,331	$1,894,556
Floating or adjustable interest rates
Commercial and industrial	$385,622	$1,677,158	$105,852	$21,566	$2,190,198	$1,804,576
Commercial real estate	194,961	611,717	267,108	47,492	1,121,278	926,317
Residential real estate	30,680	13,843	16,032	720,397	780,952	750,272
Public finance	3,533	—	3,005	—	6,538	3,005
Consumer	10,917	728	373	244	12,262	1,345
Other	30,677	92,046	784	—	123,507	92,830
Total floating or adjustable interest rate loans	$656,390	$2,395,492	$393,154	$789,699	$4,234,735	$3,578,345
Total loans	$1,034,165	$3,393,509	$905,049	$1,174,343	$6,507,066	$5,472,901
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

The following table presents, by loan type, the changes in the allowance for credit losses:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2025	2024	2025	2024
Balance, beginning of period	$91,790	$79,829	$88,221	$80,398
Loan charge-offs:
Commercial and industrial	(11,089)	(2,261)	(11,732)	(19,627)
Commercial real estate	—	—	—	—
Residential real estate	—	(38)	—	(38)
Public finance	(1,680)	—	(1,680)	—
Consumer	(85)	(161)	(254)	(301)
Other	(743)	—	(743)	—
Total loan charge-offs	(13,597)	(2,460)	(14,409)	(19,966)
Recoveries of loans previously charged-off:
Commercial and industrial	2	414	121	461
Commercial real estate	—	5	—	5
Residential real estate	—	—	23	8
Public finance	—	—	—	—
Consumer	48	32	87	54
Other	—	—	—	—
Total loan recoveries	50	451	231	528
Net (charge-offs) recoveries	(13,547)	(2,009)	(14,178)	(19,438)
Provision for credit losses[1]	4,750	1,140	8,950	18,000
Balance, end of period	$82,993	$78,960	$82,993	$78,960
Allowance for credit losses to total loans	1.28%	1.25%	1.28%	1.25%
Ratio of net charge-offs to average loans outstanding	0.83%	0.13%	0.44%	0.62%
[1] For the three months ended June 30, 2025 and 2024 we recorded a (benefit) provision for credit losses on unfunded commitments of $(250) and $60, respectively. For the six months ended June 30, 2025 and 2024 we recorded a benefit for credit losses on unfunded commitments of $650 and $300, respectively. For further information, see Note 3 - Loans.

The following table presents net charge-offs (recoveries) to average loans outstanding by loan category:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2025	2024	2025	2024
Commercial and industrial	1.45%	1.27%	0.79%	1.39%
Commercial real estate	—%	—%	—%	—%
Residential real estate	—%	0.02%	—%	0.01%
Public finance	1.25%	—%	0.63%	—%
Consumer	0.39%	1.26%	0.87%	1.24%
Other	2.14%	—%	0.85%	—%

Allocation of Allowance for Credit Losses
The following table presents the allocation of the allowance for credit losses by category and the percentage of loans by category to total loans as of:

	June 30, 2025		December 31, 2024
(In thousands)	Allowance Amount	% of loans in each category to total loans	Allowance Amount	% of loans in each category to total loans
Commercial and industrial	$36,680	40.7%	$37,912	39.2%
Commercial real estate	25,481	29.0%	28,323	30.0%
Residential real estate	15,249	18.8%	15,450	18.5%
Public finance	3,203	8.1%	4,750	8.7%
Consumer	804	0.7%	750	0.6%
Other	1,576	2.7%	1,036	3.0%
Total	$82,993	100.0%	$88,221	100.0%
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
The following table sets forth our nonperforming assets as of:

(In thousands)	June 30, 2025	December 31, 2024
Nonaccrual loans:
Commercial and industrial	$27,911	$28,314
Commercial real estate	8,423	9,302
Residential real estate	18,273	20,220
Public finance	—	7,226
Consumer	40	64
Other	—	2,391
Total nonaccrual loans	54,647	67,517
Accrual loans greater than 90 days past due	194	1,533
Total nonperforming loans	54,841	69,050
Other real estate owned and foreclosed assets, net	13,052	5,138
Total nonperforming assets	$67,893	$74,188
Nonaccrual loans to total loans	0.84%	1.06%
Nonperforming loans to total loans	0.84%	1.08%
Nonperforming assets to total assets	0.80%	0.92%
Allowance for credit losses to nonaccrual loans	151.87%	130.66%

Deposits
Deposits represent our primary source of funds. Total deposits increased by $0.4 billion to $7.1 billion at June 30, 2025, compared to December 31, 2024.
We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. The following table presents our deposits by customer type as of:

($ in thousands)	June 30, 2025	December 31, 2024
Consumer
Noninterest bearing deposit accounts	$426,909	$410,303
Interest-bearing deposit accounts:
Demand and NOW deposits	113,415	61,987
Savings deposits	322,672	326,916
Money market deposits	1,803,348	1,516,577
Certificates of deposits	937,439	1,069,704
Total interest-bearing deposit accounts	3,176,874	2,975,184
Total consumer deposits	$3,603,783	$3,385,487
Business
Noninterest bearing deposit accounts	$1,279,769	$1,130,855
Interest-bearing deposit accounts:
Demand and NOW deposits	684,340	669,417
Savings deposits	74,448	75,422
Money market deposits	965,998	915,208
Certificates of deposits	56,930	51,131
Total interest-bearing deposit accounts	1,781,716	1,711,178
Total business deposits	$3,061,485	$2,842,033
Wholesale deposits[1]	$434,896	$444,740
Total deposits	$7,100,164	$6,672,260
[1] Wholesale deposits primarily consist of brokered deposits included in our consolidated balance sheets within certificate of deposits.
The following table sets forth the average balance amounts and the average rates paid on deposits held by us:

	For the three months ended June 30,				For the six months ended June 30,
	2025		2024		2025		2024
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand deposit accounts	$1,587,302	—%	$1,517,560	—%	$1,559,878	—%	$1,510,134	—%
Interest-bearing deposit accounts:
Interest-bearing demand accounts	751,033	3.38%	580,886	3.99%	712,154	3.37%	543,948	3.88%
Savings accounts and money market accounts	3,060,435	2.18%	2,506,148	1.80%	2,952,089	2.08%	2,495,676	1.76%
NOW accounts	42,428	1.21%	40,457	1.35%	45,128	1.03%	41,469	1.35%
Certificate of deposit accounts	1,504,235	3.76%	1,823,522	4.71%	1,525,814	3.84%	1,819,075	4.67%
Total interest-bearing deposit accounts	5,358,131	2.78%	4,951,013	3.13%	5,235,185	2.76%	4,900,168	3.07%
Total deposits	$6,945,433	2.15%	$6,468,573	2.39%	$6,795,063	2.12%	$6,410,302	2.35%
As of June 30, 2025 and December 31, 2024, approximately $2.6 billion or 37.0% and $2.3 billion or 34.8%, respectively, of our deposit portfolio was uninsured. As of June 30, 2025 and December 31, 2024, approximately $2.0 billion or 28.3% and $1.7 billion or 25.2%, respectively, of our deposit portfolio was uninsured and uncollateralized. The uninsured, and uninsured and uncollateralized amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.
We actively participate in the IntraFi Cash Service (“ICS”) / Certificate of Deposit Account Registry Service (“CDARS”) program which provides FDIC insurance coverage for clients that maintain larger deposit balances. Deposits in the ICS / CDARS program totaled $0.8 billion, or 11.3% of all deposits as of June 30, 2025, and $0.7 billion, or 11.1% of all deposits as of December 31, 2024.
The following table sets forth the portion of the Bank's time deposits, by account, that are in excess of the FDIC insurance limit, by remaining time until maturity, as of June 30,:

(In thousands)	2025
Three months or less	$65,369
Over three months through six months	106,277
Over six through twelve months	37,926
Over twelve months through three years	2,846
Over three years	518
Total	$212,936
Liquidity
Liquidity refers to our ability to maintain cash flow that is adequate to fund operations, support asset growth, maintain reserve requirements and meet present and future obligations of deposit withdrawals, lending obligations and other contractual obligations.
FirstSun (Parent Company)
FirstSun has routine funding requirements consisting primarily of operating expenses, debt service, and funds used for acquisitions. FirstSun can obtain funding to meet its obligations from dividends collected from its subsidiaries, primarily the Bank, and through the issuance of varying forms of debt. At June 30, 2025, FirstSun had available cash and cash equivalents of $104.4 million and debt outstanding of $78.9 million. Management believes FirstSun has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The Bank may declare dividends without prior regulatory approval that do not exceed the total of retained net income for the current year combined with its retained net income for the preceding two years, subject to maintenance of minimum capital requirements. Prior regulatory approval to pay dividends was not required in 2024 and is not currently required. At June 30, 2025, the Bank could pay dividends to FirstSun of approximately $222.3 million without prior regulatory approval. During the three and six months ended June 30, 2025, the Bank did not pay dividends to FirstSun.
Bank
As more fully discussed in our 2024 Annual Report, we regularly monitor our liquidity position and make adjustments to the balance between sources and uses of funds as we deem appropriate. At June 30, 2025, our liquid assets, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $776.5 million, or 9.2% of total assets, compared to $607.6 million, or 7.5% of total assets, at December 31, 2024. The increase in our liquid assets was primarily due to an increase in cash held at the Federal Reserve. At June 30, 2025, approximately 84% of the investment securities portfolio was pledged as collateral to secure public deposits and repurchase agreements. Our unencumbered available-for-sale securities at June 30, 2025 were $73.0 million, or 0.9% of total assets, compared to $34.5 million, or 0.4% of total assets, at December 31, 2024.

The liability portion of our balance sheet serves as a primary source of liquidity. We plan to meet our future cash needs primarily through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At June 30, 2025, loans as a percentage of customer deposits were 91.6%, compared with 95.6% at December 31, 2024. For additional information related to our deposits, see Deposits section above. We are also a member of the FHLB and FRB, from which we can borrow for leverage or liquidity purposes. The FHLB and FRB requires that securities and qualifying loans be pledged to secure any advances. Liquidity sources available to us for immediate funding at June 30, 2025, are as follows:

FHLB borrowings available	$1,333,895
Fed Funds lines	2,120,854
Unused lines with other financial institutions	160,000
Immediate funding availability	$3,614,749
Management believes the Bank has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Capital
Stockholders’ equity at June 30, 2025 was $1.1 billion, compared to $1.0 billion at December 31, 2024, an increase of $54.0 million, or 5.2%.
We did not pay a dividend to our common shareholders for the three and six months ended June 30, 2025 and 2024.
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
The following table summarizes our material contractual obligations as of June 30, 2025. Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.

(In thousands)	Note Reference	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Deposits:
Deposits without a stated maturity	6	$5,670,899	$5,670,899	$—	$—	$—
Certificates of deposit	6	1,429,265	1,371,430	49,379	6,573	1,883
Securities sold under agreements to repurchase		11,173	11,173	—	—	—
Short-term debt:
FHLB term advances	7	—	—	—	—	—
Long-term debt:
Subordinated debt	7	78,919	—	—	—	78,919
Operating leases	15	27,882	7,289	10,138	7,155	3,300
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

	% Change in Net Interest Income As of June 30,		% Change in Economic Value of Equity As of June 30,
Changes in Interest Rate (Basis Points)	2025	2024	2025	2024

+300	8.0%	2.7%	(6.0)%	(9.5)%
+200	5.5%	1.9%	(3.5)%	(6.2)%
+100	2.8%	1.2%	(1.3)%	(2.7)%
Base	—%	—%	—%	—%
-100	1.5%	1.7%	1.5%	2.9%
-200	1.9%	2.5%	1.1%	4.0%
-300	0.8%	2.1%	(1.1)%	2.7%

Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2025. Based on that evaluation, our principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
b.Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended June 30, 2025, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
FirstSun and its subsidiaries are from time to time subject to claims and litigation arising in the ordinary course of business. For further information regarding legal proceedings, see Note 14 - Commitments and Contingencies under the subheading “Litigation” in our unaudited consolidated financial statements contained in this report.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of FirstSun Capital Bancorp (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q for the quarter ended March 31, 2025).

3.2	Bylaws of FirstSun Capital Bancorp as amended and restated through May 7, 2025 (incorporated by reference to Exhibit 3.2 of the Company's Form 10-Q for the quarter ended March 31, 2025).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTSUN CAPITAL BANCORP
(Registrant)
/s/ Neal E. Arnold

Date:	August 8, 2025
Neal E. Arnold
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Robert A. Cafera, Jr.

Date:	August 8, 2025
Robert A. Cafera, Jr.
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)