Form 10-Q
period 2025-09-30
FIRSTSUN CAPITAL BANCORP
filed 2025-11-07
CIK 1709442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-42175
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 6, 2025, there were approximately 27,879,811 shares of the registrant’s common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current views with respect to, among other things, statements relating to the Company’s assets, business, cash flows, condition (financial or otherwise), credit quality, financial performance, liquidity, short and long-term performance goals, prospects, results of operations, strategic initiatives, the benefits, cost and synergies of completed acquisitions or dispositions, and the timing, benefits, costs and synergies of future acquisitions (including our expectations regarding the expected completion date of our proposed merger with First Foundation), disposition and other growth opportunities. They are not statements of historical or current fact nor are they assurances of future performance, and they generally can be identified by the use of forward-looking terminology, such as “believe,” “expect,” “anticipate,” “intend,” “target,” “estimate,” “continue,” “positions,” “plan,” “predict,” “project,” “forecast,” “guidance,” “goal,” “objective,” “prospects,” “possible” or “potential,” by future conditional verbs such as “assume,” “will,” “would,” “should,” “could” or “may,” or by variations of such words or by similar expressions. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time, are difficult to predict and are generally beyond our control and should be viewed with caution.
There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:
•our inability to meet expectations regarding the timing of the proposed First Foundation merger;
•the failure to obtain the necessary approvals by the stockholders of FirstSun or First Foundation for the proposed merger;
•the ability by each of FirstSun and First Foundation to obtain required governmental approvals of the proposed transaction on the timeline expected (which could be affected by government shutdowns), or at all; the failure to satisfy other conditions to completion of the proposed First Foundation merger, or any unexpected delay in closing the proposed transaction or the occurrence of any event, change or other circumstances that could give rise to the termination of the First Foundation merger agreement;
•the outcome of any legal or regulatory proceedings or governmental inquiries or investigations that may be currently pending or later instituted against FirstSun or First Foundation that relate to the proposed First Foundation merger;
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
•risks with respect to our ability to identify and complete future merger or acquisition opportunities, including our proposed merger with First Foundation, as well as our ability to successfully expand and integrate those businesses and operations that we acquire;
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
We caution readers that the foregoing list of factors is not exclusive, is not necessarily in order of importance and readers should not place undue reliance on any forward-looking statements. You should also consider the risks, assumptions and uncertainties set forth under “Item 1.A. Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on March 7, 2025 (our “2024 Annual Report”) and in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q, as well as any additional factors that might be reported in future filings that we make with the SEC. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we do not intend to and disclaim any obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, unless required to do so under the federal securities laws.

Part I - Financial Information
Item 1. Financial Statements (Unaudited)

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Balance Sheets
As of

	(Unaudited)
(In thousands, except par and share amounts)	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$659,899	$615,917
Securities available-for-sale, at fair value	476,114	469,076
Securities held-to-maturity, fair value of $29,705 and $29,563, respectively	34,247	35,242
Loans held-for-sale, at fair value	85,250	61,825
Loans, net of allowance for credit losses of $84,040 and $88,221, respectively	6,597,589	6,288,136
Mortgage servicing rights, at fair value	85,695	84,258
Premises and equipment, net	81,886	82,483
Other real estate owned and foreclosed assets, net	13,418	5,138
Bank-owned life insurance	82,722	81,115
Restricted equity securities	24,765	28,917
Goodwill	93,483	93,483
Core deposits and other intangible assets, net	5,650	7,434
Accrued interest receivable	34,796	32,102
Deferred tax assets, net	35,989	41,195
Prepaid expenses and other assets	183,934	171,066
Total assets	$8,495,437	$8,097,387

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing accounts	$1,674,497	$1,541,158
Interest-bearing accounts	5,430,918	5,131,102
Total deposits	7,105,415	6,672,260
Securities sold under agreements to repurchase	9,824	14,699
Federal Home Loan Bank advances	—	135,000
Subordinated debt, net	76,163	75,841
Accrued interest payable	8,061	8,705
Accrued expenses and other liabilities	168,461	149,516
Total liabilities	7,367,924	7,056,021

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued or outstanding, respectively	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 27,854,764 and 27,709,679 shares issued and outstanding, respectively	3	3
Additional paid-in capital	548,952	547,325
Retained earnings	606,279	533,150
Accumulated other comprehensive loss, net	(27,721)	(39,112)
Total stockholders’ equity	1,127,513	1,041,366
Total liabilities and stockholders’ equity	$8,495,437	$8,097,387
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
For the three and nine months ended September 30,
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Interest income:
Interest and fee income on loans:
Taxable	$104,498	$104,186	$302,289	$302,338
Tax exempt	4,594	4,255	13,600	13,555
Interest and dividend income on securities:
Taxable	4,362	4,767	13,158	14,017
Tax exempt	14	2	21	11
Other interest income	7,660	5,722	19,428	13,580
Total interest income	121,128	118,932	348,496	343,501
Interest expense:
Interest expense on deposits	38,525	39,585	110,104	114,459
Interest expense on securities sold under agreements to repurchase	37	44	110	148
Interest expense on other borrowed funds	1,613	3,145	4,352	9,031
Total interest expense	40,175	42,774	114,566	123,638
Net interest income	80,953	76,158	233,930	219,863
Provision for credit losses	10,100	5,000	18,400	22,700
Net interest income after credit loss expense	70,853	71,158	215,530	197,163
Noninterest income:
Service charges on deposit accounts	2,162	2,560	6,205	7,276
Treasury management service fees	4,402	3,748	12,929	10,847
Credit and debit card fees	2,671	2,738	7,985	8,447
Trust and investment advisory fees	1,536	1,395	4,430	4,351
Income from mortgage banking services, net	12,641	8,838	34,970	29,383
Loss on other real estate owned and foreclosed assets activity, net	(27)	(19)	(27)	(8)
Other noninterest income	2,948	2,815	8,643	7,861
Total noninterest income	26,333	22,075	75,135	68,157
Noninterest expense:
Salary and employee benefits	44,822	39,306	128,304	116,487
Occupancy and equipment	9,591	9,121	28,668	26,417
Amortization and impairment of intangible assets	578	651	1,784	2,118
Terminated merger related expenses	—	1,633	—	5,168
Other noninterest expenses	13,910	13,953	40,977	40,177
Total noninterest expense	68,901	64,664	199,733	190,367
Income before income taxes	28,285	28,569	90,932	74,953
Provision for income taxes	5,111	6,147	17,803	15,675
Net income	$23,174	$22,422	$73,129	$59,278
Other comprehensive income:
Net unrealized gain on securities available-for-sale	7,935	11,132	11,391	13,018
Other comprehensive income	7,935	11,132	11,391	13,018
Comprehensive income	$31,109	$33,554	$84,520	$72,296

Earnings per share:
Net income available to common stockholders	$23,174	$22,422	$73,129	$59,278
Basic	$0.83	$0.81	$2.63	$2.17
Diluted	$0.82	$0.79	$2.59	$2.12
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the three months ended September 30,
(Unaudited)

(in thousands, except share amounts)	Issued shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
2025
Balance, beginning of period	27,834,525	$3	$547,950	$583,105	$(35,656)	$1,095,402
Net income	—	—	—	23,174	—	23,174
Other comprehensive income	—	—	—	—	7,935	7,935
Share-based compensation expense, net of forfeitures	—	—	1,243	—	—	1,243
Restricted stock activity, net of forfeitures (See Note 9 - Stockholders’ Equity)	4,802	—	(45)	—	—	(45)
Stock option exercises, net	15,437	—	(196)	—	—	(196)
Balance, end of period	27,854,764	$3	$548,952	$606,279	$(27,721)	$1,127,513

2024
Balance, beginning of period	27,443,246	$3	$543,339	$494,378	$(41,121)	$996,599
Net income	—	—	—	22,422	—	22,422
Other comprehensive income	—	—	—	—	11,132	11,132
Share-based compensation expense, net of forfeitures	—	—	549	—	—	549
Issuance of common stock, net of issuance costs	—	—	(128)	—	—	(128)
Restricted stock activity, net of forfeitures (See Note 9 - Stockholders’ Equity)	—	—	—	—	—	—
Stock option exercises, net	222,672	—	3,511	—	—	3,511
Balance, end of period	27,665,918	$3	$547,271	$516,800	$(29,989)	$1,034,085
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the nine months ended September 30,
(Unaudited)

(in thousands, except share amounts)	Issued shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
2025
Balance, beginning of period	27,709,679	$3	$547,325	$533,150	$(39,112)	$1,041,366
Net income	—	—	—	73,129	—	73,129
Other comprehensive income	—	—	—	—	11,391	11,391
Share-based compensation expense, net of forfeitures	—	—	2,935	—	—	2,935
Restricted stock activity, net of forfeitures (See Note 9 - Stockholders’ Equity)	75,831	—	(524)	—	—	(524)
Stock option exercises, net	69,254	—	(784)	—	—	(784)
Balance, end of period	27,854,764	$3	$548,952	$606,279	$(27,721)	$1,127,513

2024
Balance, beginning of period	24,960,639	$2	$462,680	$457,522	$(43,007)	$877,197
Net income	—	—	—	59,278	—	59,278
Other comprehensive income	—	—	—	—	13,018	13,018
Share-based compensation expense, net of forfeitures	—	—	1,813	—	—	1,813
Issuance of common stock, net of issuance costs	2,461,538	1	79,355	—	—	79,356
Restricted stock activity, net of forfeitures (See Note 9 - Stockholders’ Equity)	10,998	—	—	—	—	—
Stock option exercises, net	232,743	—	3,423	—	—	3,423
Balance, end of period	27,665,918	$3	$547,271	$516,800	$(29,989)	$1,034,085
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Cash Flows
For the nine months ended September 30,
(Unaudited)

(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$73,129	$59,278
Adjustments to reconcile income to net cash provided by operating activities:
Provision for credit losses	18,400	22,700
Depreciation and amortization on premises and equipment	6,170	5,441
Deferred tax expense	6,618	2,531
Amortization of net premium on securities	401	552
Accretion of net discount on acquired loans	(976)	(2,036)
Net change in deferred loan origination fees and costs	3,899	8
Amortization of core deposits and other intangible assets	1,784	2,118
Amortization of premium on acquired deposits	(54)	(300)
Accretion of discount on subordinated debt	211	287
Amortization of issuance costs on subordinated debt	110	110
Increase in cash surrender value of bank-owned life insurance	(1,607)	(1,457)
Impairment of other real estate owned and foreclosed assets	672	53
Federal Home Loan Bank stock dividends	(478)	(560)
Share-based compensation expense	2,935	1,813
Decrease in fair value of mortgage servicing rights	9,111	6,687
Net loss on disposal of premises and equipment	180	21
Net loss on other real estate owned and foreclosed assets activity	27	8
Net gain on sales of loans held-for-sale	(7,723)	(5,300)
Origination of loans held-for-sale	(1,017,631)	(502,485)
Proceeds from sales of loans held-for-sale	991,380	482,741
Changes in operating assets and liabilities:
Lease right-of-use assets	(160)	(234)
Accrued interest receivable	(2,694)	1,388
Prepaid expenses and other assets	24,143	6,889
Accrued interest payable	(644)	(4,562)
Accrued expenses and other liabilities	(11,370)	20,467
Deferred tax assets	(5,100)	—
Net cash provided by operating activities	$90,733	$96,158
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
and Subsidiaries
Consolidated Statements of Cash Flows (continued)
For the nine months ended September 30,
(Unaudited)

(In thousands)	2025	2024
Cash flows from operating activities: (previous page)	$90,733	$96,158

Cash flows from investing activities:
Proceeds from maturities of held-to-maturity securities	1,092	1,182
Purchases of available-for-sale securities	(21,595)	(5,584)
Proceeds from paydowns, sales or maturities of available-for-sale securities	29,143	42,642
Loan originations, net of repayments	(340,654)	(198,011)
Purchases of premises and equipment	(5,753)	(3,151)
Proceeds from sales of other real estate owned and foreclosed assets	249	324
Proceeds from bank-owned life insurance	—	725
Purchases of restricted equity securities	(661)	(44,037)
Proceeds from the sale or redemption of restricted equity securities	5,289	50,275
Purchase of other investments	(6,585)	(17,490)
Proceeds from the sale or redemption of other investments	698	671
Net cash used in investing activities	(338,777)	(172,454)

Cash flows from financing activities:
Net change in deposits	433,209	276,077
Net change in securities sold under agreements to repurchase	(4,875)	(13,780)
Proceeds from Federal Home Loan Bank advances	293,000	4,015,410
Repayments of Federal Home Loan Bank advances	(428,000)	(4,189,878)
Proceeds from issuance of common stock, net of issuance costs and taxes paid on cashless exercise of equity awards	(1,308)	82,779
Net cash provided by financing activities	292,026	170,608
Net increase in cash and cash equivalents	43,982	94,312
Cash and cash equivalents, beginning of period	615,917	479,362
Cash and cash equivalents, end of period	$659,899	$573,674

Supplemental disclosures of cash flow information:
Interest paid on deposits	$110,941	$118,615
Interest paid on borrowed funds	$4,370	$9,322
Cash paid for income taxes, net	$12,180	$5,611
Non-cash investing and financing activities:
Net change in unrealized gain (loss) on available-for-sale securities	$15,079	$17,232
Loan charge-offs	$23,839	$21,608
Loans transferred to other real estate owned and foreclosed assets	$9,228	$764
Mortgage servicing rights resulting from sale or securitization of mortgage loans	$10,548	$8,785
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
In November of 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. We adopted the amendments in this ASU on January 1, 2024. A description of each business and the methodologies used to measure financial performance is described in Note 13 - Segment Information and in our 2024 Annual Report.

Recent Accounting Pronouncements Not Yet Adopted - ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. ASU 2023-09 is effective for us on January 1, 2026; however early adoption is permitted. ASU 2023-09 is not expected to have a significant impact on our financial statements.
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
ASU No. 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” ASU 2025-05 applies to current contract assets arising from transactions accounted for under ASC Topic 606 - Revenue from Contracts with Customers by reducing the cost and complexity of applying the current expected credit loss model to short-term receivables or contract assets when the benefits of detail forecasting may be minimal. Under the practical expedient election entities can assume that current conditions as of the balance sheet date do not change for the remaining life of the asset ASU 2025-05 will be effective for us in 2026 and is not expected to have a significant impact on our financial statements.
ASU No. 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” ASU 2025-06 modernizes the internal-use software accounting model by eliminating the “stage-of-development” framework and instead establishing two key criteria for capitalization: (1) management has authorized and committed funding for the project; and (2) it is probable that the project will be completed and the software will be used as intended, with no significant unresolved development uncertainties. ASU 2025-06 will be effective for us in 2028 and is not expected to have a significant impact on our financial statements.

NOTE 2 - Securities
The amortized cost, gross unrealized gains and losses, and fair values of available-for-sale and held-to-maturity debt securities by type follows as of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2025
Available-for-sale:
U.S. treasury	$35,179	$—	$(2,128)	$33,051
U.S. agency	543	—	(6)	537
Obligations of states and political subdivisions	29,518	46	(1,668)	27,896
Mortgage backed - residential	110,315	337	(11,161)	99,491
Collateralized mortgage obligations	169,057	—	(14,932)	154,125
Mortgage backed - commercial	152,448	1,165	(8,834)	144,779
Other debt	15,749	486	—	16,235
Total available-for-sale	$512,809	$2,034	$(38,729)	$476,114
Held-to-maturity:
Obligations of states and political subdivisions	$25,845	$1	$(4,062)	$21,784
Mortgage backed - residential	5,762	1	(362)	5,401
Collateralized mortgage obligations	2,640	—	(120)	2,520
Total held-to-maturity	$34,247	$2	$(4,544)	$29,705
December 31, 2024
Available-for-sale:
U.S. treasury	$35,224	$—	$(3,494)	$31,730
U.S. agency	665	—	(9)	656
Obligations of states and political subdivisions	27,709	31	(2,041)	25,699
Mortgage backed - residential	111,038	128	(14,887)	96,279
Collateralized mortgage obligations	183,718	3	(19,374)	164,347
Mortgage backed - commercial	147,374	357	(12,904)	134,827
Other debt	15,122	416	—	15,538
Total available-for-sale	$520,850	$935	$(52,709)	$469,076
Held-to-maturity:
Obligations of states and political subdivisions	$25,713	$—	$(4,899)	$20,814
Mortgage backed - residential	6,373	1	(576)	5,798
Collateralized mortgage obligations	3,156	—	(205)	2,951
Total held-to-maturity	$35,242	$1	$(5,680)	$29,563
There was no allowance for credit losses related to our investment securities as of September 30, 2025 and December 31, 2024.
As of September 30, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Fair value and unrealized losses on debt securities by type and length of time in a continuous unrealized loss position without an allowance for credit losses were as follows:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Number of Securities
September 30, 2025
Available-for-sale:
U.S. treasury	$—	$—	$33,051	$(2,128)	$33,051	$(2,128)	4
U.S. agency	—	—	536	(6)	536	(6)	4
Obligations of states and political subdivisions	—	—	23,559	(1,668)	23,559	(1,668)	17
Mortgage backed - residential	1,523	(6)	81,549	(11,155)	83,072	(11,161)	82
Collateralized mortgage obligations	9,692	(18)	143,403	(14,914)	153,095	(14,932)	59
Mortgage backed - commercial	—	—	110,677	(8,834)	110,677	(8,834)	21
Total available-for-sale	$11,215	$(24)	$392,775	$(38,705)	$403,990	$(38,729)	187
Held-to-maturity:
Obligations of states and political subdivisions	$—	$—	$21,455	$(4,062)	$21,455	$(4,062)	8
Mortgage backed - residential	—	—	5,337	(362)	5,337	(362)	10
Collateralized mortgage obligations	—	—	2,520	(120)	2,520	(120)	5
Total held-to-maturity	$—	$—	$29,312	$(4,544)	$29,312	$(4,544)	23

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Number of Securities
December 31, 2024
Available-for-sale:
U.S. treasury	$—	$—	$31,730	$(3,494)	$31,730	$(3,494)	4
U.S. agency	—	—	656	(9)	656	(9)	7
Obligations of states and political subdivisions	—	—	22,253	(2,041)	22,253	(2,041)	17
Mortgage backed - residential	3,788	(49)	86,626	(14,838)	90,414	(14,887)	81
Collateralized mortgage obligations	10,785	(12)	146,740	(19,362)	157,525	(19,374)	62
Mortgage backed - commercial	1,705	(51)	112,801	(12,853)	114,506	(12,904)	23
Total available-for-sale	$16,278	$(112)	$400,806	$(52,597)	$417,084	$(52,709)	194
Held-to-maturity:
Obligations of states and political subdivisions	$329	$—	$20,485	$(4,899)	$20,814	$(4,899)	9
Mortgage backed - residential	—	—	5,703	(576)	5,703	(576)	10
Collateralized mortgage obligations	—	—	2,951	(205)	2,951	(205)	5
Total held-to-maturity	$329	$—	$29,139	$(5,680)	$29,468	$(5,680)	24

We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. We do not have plans to sell any of the available-for-sale debt securities with unrealized losses as of September 30, 2025, and we believe it is more likely than not that we would not be required to sell such available-for-sale debt securities before recovery of their amortized cost.
We continue to monitor unrealized loss positions for potential credit impairments. During the three and nine months ended September 30, 2025 and 2024, there were no credit impairments related to our investment securities.
The amortized cost and fair value of our debt securities by contractual maturity as of September 30, 2025 are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or earlier redemptions that may occur.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due within 1 year	$304	$303
Due after 1 year through 5 years	112,450	109,468
Due after 5 years through 10 years	123,559	116,312
Due after 10 years	276,496	250,031
Total available-for-sale	$512,809	$476,114
Held-to-maturity:
Due within 1 year	$659	$655
Due after 1 year through 5 years	426	427
Due after 5 years through 10 years	3,513	3,328
Due after 10 years	29,649	25,295
Total held-to-maturity	$34,247	$29,705
Securities with a carrying value of $373,325 and $460,387 were pledged to secure public deposits, securities sold under agreements to repurchase, and borrowed funds at September 30, 2025 and December 31, 2024, respectively.
Available-for-sale debt securities with a carrying value of $38,937 and $37,749 were designated in fair value hedges at September 30, 2025 and December 31, 2024, respectively. See Note 5 - Derivative Financial Instruments for further information.
There were no proceeds from sales and calls of securities for the three months ended September 30, 2025. There were $946 proceeds from sales and calls of securities for the nine months ended September 30, 2025. There were no proceeds from sales and calls of securities for the three and nine months ended September 30, 2024.

NOTE 3 - Loans
Loans held-for-investment by portfolio type1 consist of the following as of:

	September 30, 2025	December 31, 2024
Commercial and industrial	$2,945,697	$2,627,591
Commercial real estate:
Non-owner occupied	725,425	752,628
Owner occupied	668,172	700,867
Construction and land	343,803	362,677
Multifamily	183,504	94,355
Total commercial real estate	1,920,904	1,910,527
Residential real estate	1,209,742	1,180,610
Public finance	516,247	554,784
Consumer	38,931	41,144
Other	50,108	61,701
Total loans	$6,681,629	$6,376,357
Allowance for credit losses	(84,040)	(88,221)
Loans, net of allowance for credit losses	$6,597,589	$6,288,136
As of September 30, 2025 and December 31, 2024, we had net deferred fees, costs, premiums and discounts of $13,161 and $10,222, respectively, on our loan portfolio.
Accrued interest receivable on loans totaled $32,055 and $29,971 at September 30, 2025 and December 31, 2024, respectively, and is included in accrued interest receivable in the accompanying consolidated balance sheets.
The following table presents the activity in the allowance for credit losses by portfolio type for the three months ended September 30,:

	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Public Finance	Consumer	Other	Total
2025
Allowance for credit losses:
Balance, beginning of period	$37,802	$25,481	$15,249	$3,203	$804	$454	$82,993
Provision (benefit) for credit losses	9,409	1,153	(444)	(79)	(99)	160	10,100
Loans charged off	(9,025)	—	(66)	(242)	(97)	—	(9,430)
Recoveries	260	11	51	—	55	—	377
Balance, end of period	$38,446	$26,645	$14,790	$2,882	$663	$614	$84,040
2024
Allowance for credit losses:
Balance, beginning of period	$26,052	$29,919	$15,982	$5,921	$666	$420	$78,960
Provision (benefit) for credit losses	9,014	(552)	(1,369)	(1,663)	117	53	5,600
Loans charged off	(1,116)	(474)	—	—	(52)	—	(1,642)
Recoveries	206	4	—	—	31	—	241
Balance, end of period	$34,156	$28,897	$14,613	$4,258	$762	$473	$83,159
1 Loans to nondepository financial institutions are included within commercial and industrial. Prior period amounts have been reclassified to conform to the current presentation.

The following table presents the activity in the allowance for credit losses by portfolio type for the nine months ended September 30,:

	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Public Finance	Consumer	Other	Total
2025
Allowance for credit losses:
Balance, beginning of period	$38,489	$28,323	$15,450	$4,750	$750	$459	$88,221
Provision (benefit) for credit losses	20,333	(1,689)	(668)	54	122	898	19,050
Loans charged-off	(20,757)	—	(66)	(1,922)	(351)	(743)	(23,839)
Recoveries	381	11	74	—	142	—	608
Balance, end of period	$38,446	$26,645	$14,790	$2,882	$663	$614	$84,040
2024
Allowance for credit losses:
Balance, beginning of period	$29,830	$27,546	$16,345	$5,337	$717	$623	$80,398
Provision (benefit) for credit losses	24,402	1,816	(1,702)	(1,079)	313	(150)	23,600
Loans charged-off	(20,743)	(474)	(38)	—	(353)	—	(21,608)
Recoveries	667	9	8	—	85	—	769
Balance, end of period	$34,156	$28,897	$14,613	$4,258	$762	$473	$83,159
We determine the allowance for credit losses estimate on at least a quarterly basis.
As of September 30, 2025 and December 31, 2024, we had an allowance for credit losses on unfunded commitments of $1,009 and $1,659, respectively. For the three months ended September 30, 2025 we did not record a provision for credit losses on unfunded commitments. For the three months ended September 30, 2024 we recorded a benefit for credit losses on unfunded commitments of $600. For the nine months ended September 30, 2025 and 2024 we recorded a benefit for credit losses on unfunded commitments of $650 and $900, respectively.

The following table presents our loan portfolio aging analysis as of:

	Loans Not Past Due	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans Greater than 90 Days Past Due, Still Accruing	Nonaccrual	Total
September 30, 2025
Commercial and industrial	$2,892,612	$8,850	$—	$—	$44,235	$2,945,697
Commercial real estate:
Non-owner occupied	720,987	222	—	—	4,216	725,425
Owner occupied	665,222	795	—	—	2,155	668,172
Construction and land	343,803	—	—	—	—	343,803
Multifamily	181,899	—	—	—	1,605	183,504
Total commercial real estate	1,911,911	1,017	—	—	7,976	1,920,904
Residential real estate	1,188,409	1,238	2,743	13	17,339	1,209,742
Public Finance	516,247	—	—	—	—	516,247
Consumer	38,850	3	—	—	78	38,931
Other	50,108	—	—	—	—	50,108
Total loans	$6,598,137	$11,108	$2,743	$13	$69,628	$6,681,629
December 31, 2024
Commercial and industrial	$2,592,274	$6,331	$672	$—	$28,314	$2,627,591
Commercial real estate:
Non-owner occupied	748,004	274	—	—	4,350	752,628
Owner occupied	695,733	1,856	—	—	3,278	700,867
Construction and land	362,677	—	—	—	—	362,677
Multifamily	92,681	—	—	—	1,674	94,355
Total commercial real estate	1,899,095	2,130	—	—	9,302	1,910,527
Residential real estate	1,140,193	17,065	3,117	15	20,220	1,180,610
Public Finance	547,558	—	—	—	7,226	554,784
Consumer	41,044	36	—	—	64	41,144
Other	50,248	7,156	388	1,518	2,391	61,701
Total loans	$6,270,412	$32,718	$4,177	$1,533	$67,517	$6,376,357
Interest income recorded on nonperforming loans was not material for the three and nine months ended September 30, 2025 and 2024.
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

The following table presents the amortized cost by segment of loans by risk category and origination date as of September 30, 2025 and gross charge-offs by origination date for the nine months ended September 30, 2025:

	2025	2024	2023	2022	2021	Prior	Revolving Loans Converted to Term	Revolving	Total
Commercial and industrial:
Pass	$648,310	$342,933	$201,418	$173,090	$140,914	$89,730	$48,247	$1,035,257	$2,679,899
Pass/Watch	1,190	17,436	2,093	33,248	1,030	2,014	200	9,020	66,231
Special Mention	—	14,693	16,837	23,175	3,409	336	16,951	11,796	87,197
Substandard - Accruing	1,560	1,133	20,434	9,628	13,993	4,119	1,303	15,965	68,135
Substandard - Nonaccrual	—	—	822	11,457	1,545	3,644	16,777	245	34,490
Doubtful	—	—	—	9,168	—	174	—	403	9,745
Total commercial and industrial	$651,060	$376,195	$241,604	$259,766	$160,891	$100,017	$83,478	$1,072,686	$2,945,697
Gross charge-offs	$—	$—	$1,765	$13,812	$83	$1,219	$2,688	$1,190	$20,757

Commercial real estate:
Non-owner occupied:
Pass	$123,715	$37,861	$58,799	$90,738	$106,289	$229,190	$7,637	$19,284	$673,513
Pass/Watch	—	—	—	1,248	26,892	7,095	—	12,239	47,474
Substandard - Accruing	—	—	—	—	—	222	—	—	222
Substandard - Nonaccrual	—	—	—	—	—	4,216	—	—	4,216
Total non-owner occupied	$123,715	$37,861	$58,799	$91,986	$133,181	$240,723	$7,637	$31,523	$725,425
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Owner occupied:
Pass	$36,516	$47,701	$70,632	$30,738	$81,209	$231,522	$34,206	$13,437	$545,961
Pass/Watch	—	54,658	2,598	11,339	5,336	16,365	—	—	90,296
Special Mention	—	—	1,891	1,752	—	2,652	—	—	6,295
Substandard - Accruing	—	—	9,591	854	396	12,624	—	—	23,465
Substandard - Nonaccrual	—	—	—	—	1,104	1,051	—	—	2,155
Total owner occupied	$36,516	$102,359	$84,712	$44,683	$88,045	$264,214	$34,206	$13,437	$668,172
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & land:
Pass	$12,859	$45,605	$81,876	$77,048	$6,560	$8,053	$15,102	$14,234	$261,337
Pass/Watch	1,146	1,056	4,537	46,108	—	—	—	—	52,847
Special Mention	—	1,849	2,904	24,866	—	—	—	—	29,619
Total construction & land	$14,005	$48,510	$89,317	$148,022	$6,560	$8,053	$15,102	$14,234	$343,803
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily:
Pass	$35,215	$7,613	$1,317	$86,004	$29,811	$8,700	$10,483	$—	$179,143
Pass/Watch	—	—	—	—	—	885	—	—	885
Special Mention	—	—	—	—	1,871	—	—	—	1,871
Substandard - Nonaccrual	—	—	—	1,605	—	—	—	—	1,605
Total multifamily	$35,215	$7,613	$1,317	$87,609	$31,682	$9,585	$10,483	$—	$183,504
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	2025	2024	2023	2022	2021	Prior	Revolving Loans Converted to Term	Revolving	Total
Total commercial real estate:
Pass	$208,305	$138,780	$212,624	$284,528	$223,869	$477,465	$67,428	$46,955	$1,659,954
Pass/Watch	1,146	55,714	7,135	58,695	32,228	24,345	—	12,239	191,502
Special Mention	—	1,849	4,795	26,618	1,871	2,652	—	—	37,785
Substandard - Accruing	—	—	9,591	854	396	12,846	—	—	23,687
Substandard - Nonaccrual	—	—	—	1,605	1,104	5,267	—	—	7,976
Total commercial real estate:	$209,451	$196,343	$234,145	$372,300	$259,468	$522,575	$67,428	$59,194	$1,920,904
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate:
Pass	$115,751	$134,345	$109,324	$513,534	$102,240	$162,355	$2,938	$15,043	$1,155,530
Pass/Watch	5,066	2,773	3,256	7,378	5,918	7,149	57	—	31,597
Special Mention	2,176	431	1,493	629	—	428	—	—	5,157
Substandard - Accruing	—	—	—	—	—	119	—	—	119
Substandard - Nonaccrual	—	569	—	9,322	359	6,940	123	26	17,339
Total residential real estate	$122,993	$138,118	$114,073	$530,863	$108,517	$176,991	$3,118	$15,069	$1,209,742
Gross charge-offs	$—	$—	$—	$—	$—	$66	$—	$—	$66

Public Finance:
Pass	$6,727	$30,477	$6,068	$—	$42,083	$430,892	$—	$—	$516,247
Total public finance	$6,727	$30,477	$6,068	$—	$42,083	$430,892	$—	$—	$516,247
Gross charge-offs	$—	$—	$—	$—	$—	$1,922	$—	$—	$1,922

Consumer:
Pass	$5,367	$2,526	$966	$874	$3,103	$10,019	$60	$15,222	$38,137
Pass/Watch	28	—	3	6	104	522	2	51	716
Substandard - Nonaccrual	—	8	—	—	2	68	—	—	78
Total consumer	$5,395	$2,534	$969	$880	$3,209	$10,609	$62	$15,273	$38,931
Gross charge-offs	$—	$—	$16	$58	$42	$109	$3	$123	$351

Other:
Pass	$8,617	$2,919	$—	$7,322	$9,433	$6,546	$8	$14,462	$49,307
Pass/Watch	—	—	—	—	801	—	—	—	801
Total other	$8,617	$2,919	$—	$7,322	$10,234	$6,546	$8	$14,462	$50,108
Gross charge-offs	$—	$—	$—	$—	$—	$743	$—	$—	$743

Total loans:
Pass	$993,077	$651,980	$530,400	$979,348	$521,642	$1,177,007	$118,681	$1,126,939	$6,099,074
Pass/Watch	7,430	75,923	12,487	99,327	40,081	34,030	259	21,310	290,847
Special Mention	2,176	16,973	23,125	50,422	5,280	3,416	16,951	11,796	130,139
Substandard - Accruing	1,560	1,133	30,025	10,482	14,389	17,084	1,303	15,965	91,941
Substandard - Nonaccrual	—	577	822	22,384	3,010	15,919	16,900	271	59,883
Doubtful	—	—	—	9,168	—	174	—	403	9,745
Total loans	$1,004,243	$746,586	$596,859	$1,171,131	$584,402	$1,247,630	$154,094	$1,176,684	$6,681,629
Gross charge-offs	$—	$—	$1,781	$13,870	$125	$4,059	$2,691	$1,313	$23,839

The following table presents the amortized cost by segment of loans by risk category and origination date as of December 31, 2024 and gross charge-offs by origination date for the year ended December 31, 2024:

	2024	2023	2022	2021	2020	Prior	Revolving Loans Converted to Term	Revolving	Total
Commercial and industrial:
Pass	$515,836	$269,395	$257,423	$221,972	$67,636	$48,713	$76,821	$912,809	$2,370,605
Pass/Watch	1,469	17,131	29,927	19,200	4,373	2,343	322	19,994	94,759
Special Mention	277	13,796	22,630	3,740	345	664	1,901	3,772	47,125
Substandard - Accruing	928	6,359	27,244	22,543	2,862	3,236	6,339	17,277	86,788
Substandard - Nonaccrual	—	2,235	12,689	4,100	2,895	2,459	1,584	1,707	27,669
Doubtful	—	—	—	—	415	—	230	—	645
Total commercial and industrial	$518,510	$308,916	$349,913	$271,555	$78,526	$57,415	$87,197	$955,559	$2,627,591
Gross charge-offs	$—	$—	$—	$19,720	$269	$2	$630	$122	$20,743

Commercial real estate:
Non-owner occupied:
Pass	$40,289	$62,077	$101,213	$125,983	$137,151	$190,617	$7,919	$20,030	$685,279
Pass/Watch	—	—	1,305	23,343	851	6,016	—	17,386	48,901
Special Mention	—	—	—	5,953	—	—	—	—	5,953
Substandard - Accruing	—	2,711	—	—	542	3,399	1,493	—	8,145
Substandard - Nonaccrual	—	—	—	—	—	4,350	—	—	4,350
Total non-owner occupied	$40,289	$64,788	$102,518	$155,279	$138,544	$204,382	$9,412	$37,416	$752,628
Gross charge-offs	$—	$—	$—	$—	$270	$11	$—	$—	$281

Owner occupied:
Pass	$102,994	$78,583	$63,861	$88,399	$90,033	$177,733	$21,049	$4,386	$627,038
Pass/Watch	—	13,933	875	5,515	19,266	3,773	—	—	43,362
Special Mention	—	—	2,268	407	1,870	6,836	—	—	11,381
Substandard - Accruing	—	577	446	—	2,516	12,269	—	—	15,808
Substandard - Nonaccrual	—	—	—	1,167	—	2,111	—	—	3,278
Total owner occupied	$102,994	$93,093	$67,450	$95,488	$113,685	$202,722	$21,049	$4,386	$700,867
Gross charge-offs	$—	$—	$—	$—	$—	$194	$—	$—	$194

Construction & land:
Pass	$15,602	$54,903	$199,051	$6,749	$3,745	$4,414	$3,436	$29,998	$317,898
Pass/Watch	—	—	3,351	—	—	15	—	—	3,366
Special Mention	—	—	41,413	—	—	—	—	—	41,413
Total construction & land	$15,602	$54,903	$243,815	$6,749	$3,745	$4,429	$3,436	$29,998	$362,677
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily:
Pass	$4,408	$1,338	$36,156	$32,878	$4,866	$7,502	$5,533	$—	$92,681
Substandard - Nonaccrual	—	—	1,674	—	—	—	—	—	1,674
Total multifamily	$4,408	$1,338	$37,830	$32,878	$4,866	$7,502	$5,533	$—	$94,355
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	2024	2023	2022	2021	2020	Prior	Revolving Loans Converted to Term	Revolving	Total
Total commercial real estate:
Pass	$163,293	$196,901	$400,281	$254,009	$235,795	$380,266	$37,937	$54,414	$1,722,896
Pass/Watch	—	13,933	5,531	28,858	20,117	9,804	—	17,386	95,629
Special Mention	—	—	43,681	6,360	1,870	6,836	—	—	58,747
Substandard - Accruing	—	3,288	446	—	3,058	15,668	1,493	—	23,953
Substandard - Nonaccrual	—	—	1,674	1,167	—	6,461	—	—	9,302
Total commercial real estate:	$163,293	$214,122	$451,613	$290,394	$260,840	$419,035	$39,430	$71,800	$1,910,527
Gross charge-offs	$—	$—	$—	$—	$270	$205	$—	$—	$475

Residential real estate:
Pass	$141,409	$138,915	$549,022	$108,084	$35,720	$151,015	$2,405	$15,201	$1,141,771
Pass/Watch	—	1,405	4,731	4,148	90	6,151	62	994	17,581
Special Mention	—	—	351	—	—	601	—	—	952
Substandard - Accruing	—	—	—	—	—	86	—	—	86
Substandard - Nonaccrual	210	—	10,667	727	2,244	6,284	59	29	20,220
Total residential real estate	$141,619	$140,320	$564,771	$112,959	$38,054	$164,137	$2,526	$16,224	$1,180,610
Gross charge-offs	$—	$—	$—	$—	$—	$38	$—	$—	$38

Public Finance:
Pass	$29,860	$19,986	$—	$42,558	$130,447	$322,066	$—	$2,641	$547,558
Substandard - Nonaccrual	—	—	—	—	—	7,226	—	—	7,226
Total public finance	$29,860	$19,986	$—	$42,558	$130,447	$329,292	$—	$2,641	$554,784
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$3,949	$1,610	$1,333	$3,793	$7,463	$4,695	$60	$17,465	$40,368
Pass/Watch	—	6	37	104	182	331	1	46	707
Special Mention	—	—	—	1	—	—	—	—	1
Substandard - Accruing	—	—	—	—	—	—	4	—	4
Substandard - Nonaccrual	—	—	—	58	4	2	—	—	64
Total consumer	$3,949	$1,616	$1,370	$3,956	$7,649	$5,028	$65	$17,511	$41,144
Gross charge-offs	$3	$10	$6	$3	$147	$46	$15	$208	$438

Other:
Pass	$1,564	$6,503	$6,663	$10,620	$148	$8,339	$129	$21,984	$55,950
Pass/Watch	—	—	—	3,360	—	—	—	—	3,360
Substandard - Nonaccrual	—	—	—	—	—	2,391	—	—	2,391
Total other	$1,564	$6,503	$6,663	$13,980	$148	$10,730	$129	$21,984	$61,701
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans:
Pass	$855,911	$633,310	$1,214,722	$641,036	$477,209	$915,094	$117,352	$1,024,514	$5,879,148
Pass/Watch	1,469	32,475	40,226	55,670	24,762	18,629	385	38,420	212,036
Special Mention	277	13,796	66,662	10,101	2,215	8,101	1,901	3,772	106,825
Substandard - Accruing	928	9,647	27,690	22,543	5,920	18,990	7,836	17,277	110,831
Substandard - Nonaccrual	210	2,235	25,030	6,052	5,143	24,823	1,643	1,736	66,872
Doubtful	—	—	—	—	415	—	230	—	645
Total loans	$858,795	$691,463	$1,374,330	$735,402	$515,664	$985,637	$129,347	$1,085,719	$6,376,357
Gross charge-offs	$3	$10	$6	$19,723	$686	$291	$645	$330	$21,694

The following table presents information about collateral dependent loans that were individually evaluated for purposes of determining the ACL as of:

	Collateral Dependent Loans With Allowance		Collateral Dependent Loans With No Related Allowance	Total Collateral Dependent Loans
	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
September 30, 2025
Commercial & industrial	$23,136	$8,058	$21,099	$44,235	$8,058
Commercial real estate:
Non-owner occupied	3,617	102	599	4,216	102
Owner occupied	—	—	2,155	2,155	—
Multifamily	—	—	1,605	1,605	—
Total commercial real estate	3,617	102	4,359	7,976	102
Residential real estate	676	127	16,663	17,339	127
Public Finance	—	—	—	—	—
Consumer	73	76	5	78	76
Other	—	—	—	—	—
Total loans	$27,502	$8,363	$42,126	$69,628	$8,363
December 31, 2024
Commercial & industrial	$20,890	$8,460	$7,424	$28,314	$8,460
Commercial real estate:
Non-owner occupied	—	—	4,350	4,350	—
Owner occupied	—	—	3,278	3,278	—
Multifamily	—	—	1,674	1,674	—
Total commercial real estate	—	—	9,302	9,302	—
Residential real estate	1,409	154	18,811	20,220	154
Public Finance	7,226	1,460	—	7,226	1,460
Consumer	64	64	—	64	64
Other	2,391	159	—	2,391	159
Total loans	$31,980	$10,297	$35,537	$67,517	$10,297
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
Loan Modifications Made to Borrowers Experiencing Financial Difficulty:
The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. We use a PD/LGD model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made at the time of a modification. The loan modifications in the table below did not significantly impact our determination of the allowance for credit losses on loans during the three and nine months ended September 30, 2025.

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
For the three months ended September 30,:

	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Principal Forgiveness and Interest Rate Reduction	% of Total Class of Loans
2025
Commercial and industrial	$—	$5,931	$345	$—	$—	0.2%
Total loans	$—	$5,931	$345	$—	$—	0.1%
2024
Commercial and industrial	$965	$—	$374	$—	$125	0.1%
Commercial real estate:
Owner occupied	$—	3,748	—	2,082	$—	0.8%
Total commercial real estate	—	3,748	—	2,082	—	0.3%
Total loans	$965	$3,748	$374	$2,082	$125	0.1%
For the nine months ended September 30,:

	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Principal Forgiveness and Interest Rate Reduction	% of Total Class of Loans
2025
Commercial and industrial	$—	$7,553	$1,167	$—	$—	0.3%
Commercial real estate:
Owner occupied	—	1,048	—	1,175	—	0.3%
Total commercial real estate	—	1,048	—	1,175	—	0.1%
Residential real estate	—	—	1,195	—	—	0.1%
Total loans	$—	$8,601	$2,362	$1,175	$—	0.2%
2024
Commercial and industrial	$965	$9,674	$374	$—	$125	0.4%
Commercial real estate:
Owner occupied	—	3,748	—	2,748	—	0.9%
Total commercial real estate	—	3,748	—	2,748	—	0.3%
Total loans	$965	$13,422	$374	$2,748	$125	0.3%

There were no commitments to lend additional funds to these borrowers at September 30, 2025.

We closely monitor the performance of loan modifications made to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts. The following table depicts the performance of loan modifications made to borrowers experiencing financial difficulty that have been modified in the preceding 12 months:

	Loans Not Past Due	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans Greater than 90 Days Past Due, Still Accruing	Nonaccrual	Total
September 30, 2025
Commercial and industrial	$1,622	$—	$—	$—	$11,604	$13,226
Commercial real estate:
Owner occupied	1,175	—	—	—	1,048	2,223
Residential real estate	931	—	264	—	241	1,436
Total loans	$3,728	$—	$264	$—	$12,893	$16,885
September 30, 2024
Commercial and industrial	$2,059	$182	$—	$—	$8,898	$11,139
Commercial real estate:
Owner occupied	6,850	—	103	—	666	7,619
Total loans	$8,909	$182	$103	$—	$9,564	$18,758
NOTE 4 - Mortgage Servicing Rights
We have investments in mortgage servicing rights (“MSRs”) that result from the sale of loans to the secondary market for which we retain the servicing. We account for these MSRs at their fair value.
The unpaid principal loan balance of our servicing portfolio is presented in the following table as of:

	September 30, 2025	December 31, 2024
Federal National Mortgage Association	$2,680,469	$2,578,587
Federal Home Loan Mortgage Corporation	2,022,107	1,876,095
Government National Mortgage Association	1,377,010	1,259,513
Federal Home Loan Bank	104,531	98,582
Other	1,030	1,169
Total	$6,185,147	$5,813,946

The activity of MSRs carried at fair value is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$84,736	$80,744	$84,258	$76,701
Additions:
Servicing resulting from transfers of financial assets	3,775	3,488	10,548	8,785
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	(466)	(2,584)	(1,782)	(490)
Changes in fair value due to pay-offs, pay-downs, and runoff	(2,350)	(2,849)	(7,329)	(6,197)
Balance, end of period	$85,695	$78,799	$85,695	$78,799
The following represents the weighted-average key assumptions used to estimate the fair value of MSRs as of:

	September 30, 2025	December 31, 2024	September 30, 2024
Discount rate	9.84%	10.09%	10.07%
Total prepayment speeds	9.04%	7.90%	8.21%
Cost of servicing each loan	$91/per loan	$92/per loan	$91/per loan
Total servicing and ancillary fees earned from the mortgage servicing portfolio is presented in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Servicing fees	$4,511	$4,083	$13,180	$11,908
Late and ancillary fees	215	238	691	672
Total	$4,726	$4,321	$13,871	$12,580
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

The components of our banking derivative financial instruments consisted of the following as of:

	Number of Transactions	Expiration Dates	Outstanding Notional	Estimated Fair Value
September 30, 2025
Derivative financial instruments designated as hedging instruments:
Assets:
Interest Rate Products	32	2028 - 2036	$152,037	$7,661
Derivative financial instruments not designated as hedging instruments:
Assets:
Interest Rate Products	65	2025 - 2037	$600,793	$14,451
Other	5	2028	$16,148	$9
Liabilities:
Interest Rate Products	65	2025 - 2037	$600,793	$14,450
Other	6	2027 - 2029	$52,887	$52
December 31, 2024
Derivative financial instruments designated as hedging instruments:
Assets:
Interest Rate Products	36	2029 - 2034	$175,967	$13,452
Derivative financial instruments not designated as hedging instruments:
Assets:
Interest Rate Products	57	2025 - 2037	$502,080	$22,062
Other	1	2025	$7,759	$—
Liabilities:
Interest Rate Products	57	2025 - 2037	$502,080	$21,830
Other	5	2027 - 2028	$38,756	$31
We recorded gains and losses on banking derivative assets and liabilities as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Recorded gain (loss) on banking derivative assets	$120	$(8,724)	$(1,527)	$918
Recorded (loss) gain on banking derivative liabilities	$(103)	$8,427	$1,329	$(1,056)
For the three months ended September 30, 2025 and 2024, our banking derivative financial instruments not designated as hedging instruments generated fee income of $285 and $121, respectively. For the nine months ended September 30, 2025 and 2024 our banking derivative financial instruments not designated as hedging instruments generated fee income of $1,079, and $595, respectively.
The carrying amount of hedged loans receivable as of September 30, 2025 and December 31, 2024 was $145,445 and $170,166, respectively. The cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged loans receivable as of September 30, 2025 and December 31, 2024 was $(5,201) and $(9,169), respectively. The fair value hedging adjustment included in other noninterest income for the three months ended September 30, 2025 and 2024 was $607 and $4,110, respectively. The fair value hedging adjustment included in other noninterest income for the nine months ended September 30, 2025 and 2024 was $3,968 and $2,757, respectively.

The carrying amount of hedged available-for-sale debt securities as of September 30, 2025 and December 31, 2024 was $38,937 and $37,749, respectively. The cumulative amount of fair value hedging adjustment included in the amortized cost amount of the hedged available-for-sale debt securities as of September 30, 2025 and December 31, 2024 was $(2,461), and $(4,285), respectively. The fair value hedging adjustment included in interest income for the three months ended September 30, 2025 and 2024 was $212 and $1,970, respectively. The fair value hedging adjustment included in interest income for the nine months ended September 30, 2025 and 2024 was $1,824 and $515, respectively.
Credit-risk-related Contingent Features:
We have agreements with each of our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations.
We also have agreements with our derivative counterparties that contain a provision where if we fail to maintain our status as a well-capitalized institution, then our derivative counterparties have the right but not the obligation to terminate existing swaps. As of September 30, 2025 and December 31, 2024, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $14,916 and $22,391, respectively. As of September 30, 2025 and December 31, 2024, we have minimum collateral posting thresholds with our derivative counterparties and have posted collateral of $5,890, respectively. If we had breached any of these provisions at September 30, 2025, we could have been required to settle our obligations under the agreements at their termination value of $14,916.
Mortgage Banking Derivative Financial Instruments:
The components of our mortgage banking derivative financial instruments consisted of the following as of:

	Expiration Dates	Outstanding Notional	Estimated Fair Value
September 30, 2025
Derivative financial instruments
Assets:
Futures	2025	$88,300	$811
Interest rate lock commitments (IRLC)	2025	$129,967	$392
Liabilities:
Forward MBS trades	2025	$153,000	$(183)
December 31, 2024
Derivative financial instruments
Assets:
Forward MBS trades	2025	$86,000	$464
Interest rate lock commitments (IRLC)	2025	$44,701	$110
Liabilities:
Futures	2025	$44,900	$1,002
We recorded gains and losses on mortgage banking derivative assets and liabilities as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Recorded (loss) gain on mortgage banking derivative assets	$(1,713)	$1,222	$2,095	$215
Recorded gain on mortgage banking derivative liabilities	$2,741	$376	$12	$376

NOTE 6 - Deposits
The composition of our deposits is as follows as of:

	September 30, 2025	December 31, 2024
Noninterest-bearing demand deposit accounts	$1,674,497	$1,541,158
Interest-bearing deposit accounts:
Interest-bearing demand accounts	811,617	685,865
Savings accounts and money market accounts	3,223,254	2,834,123
NOW accounts	42,559	45,539
Certificate of deposit accounts:
Less than $100	708,427	781,109
$100 through $250	306,808	388,571
Greater than $250	338,253	395,895
Total interest-bearing deposit accounts	5,430,918	5,131,102
Total deposits	$7,105,415	$6,672,260
The following table summarizes the interest expense incurred on our deposits:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Interest-bearing deposit accounts:
Interest-bearing demand accounts	$6,488	$6,010	$18,380	$16,488
Savings accounts and money market accounts	19,105	12,792	49,520	34,676
NOW accounts	123	157	375	436
Certificate of deposit accounts	12,809	20,626	41,829	62,859
Total interest-bearing deposit accounts	$38,525	$39,585	$110,104	$114,459
The remaining maturity on certificate of deposit accounts is as follows as of:

September 30, 2025
Remainder of 2025	$951,560
2026	381,501
2027	10,271
2028	4,502
2029	2,757
2030	1,580
Thereafter	1,317
Total certificate of deposit accounts	$1,353,488

NOTE 7 - Debt
FHLB advances
The following is a breakdown of our FHLB advances and other borrowings outstanding as of:

	September 30, 2025		December 31, 2024
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Variable rate line-of-credit advance	$—	N/A	$—	N/A
Fixed rate term advance	—	N/A	135,000	4.60%
	$—		$135,000
Our FHLB advances are typically considered short-term borrowings with maturities less than one year and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. The advances were collateralized by $2,688,133 and $2,733,150 of loans pledged to the FHLB as of September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025 and December 31, 2024, the Bank had total borrowing capacity with the FHLB that is based on qualified collateral lending values of $1,443,697 and $1,669,888, respectively. Our additional borrowing availability with the FHLB at September 30, 2025 was $1,372,059. These borrowings can be in the form of additional term advances or a line-of-credit.
FRB advances
We also had a $2,216,726 line-of-credit with the FRB. The agreement bears interest at the Fed Funds target rate plus 0.50% and is secured by $2,644,095 of investment securities and loans pledged to the FRB as collateral. No amounts were drawn on the line-of-credit as of September 30, 2025.
Other borrowings
We have lines-of-credit with certain other financial institutions totaling $160,000 as of September 30, 2025. No amounts were drawn on these lines-of-credit at September 30, 2025.
Subordinated Debt

Subordinated Notes - 2020
In June and August 2020, we issued a total of $40,000 subordinated notes. The notes paid interest at a fixed rate of 6.00% through June 30, 2025 and subsequently, until maturity, pay interest at a floating rate of three month term SOFR plus 5.89% (10.18% as of September 30, 2025), reset quarterly. Interest is payable quarterly on January 1, April 1, July 1 and October 1 of each year. Such notes are due on July 1, 2030, but were redeemed in full on October 1, 2025, see Note 16 - Subsequent Events. We incurred and capitalized $933 of costs related to the issuance of the subordinated notes. The amortization associated with the capitalized issuance costs is not significant for the periods presented.
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

Trust preferred securities
We have issued $9,279 in trust preferred securities through a special-purpose trust, New Mexico Banquest Capital Trust I (“NMBCT I”). In addition, we have issued $4,640 in trust preferred securities through a special purpose trust, New Mexico Banquest Capital Trust II (“NMBCT II”, and together with NMBCT I, collectively referred to as “NMBCT Trusts”). Interest is payable quarterly at a rate of three-month term SOFR plus 3.35% (7.61% and 8.94% as of September 30, 2025 and 2024, respectively) for the trust preferred securities issued through NMBCT I and at a rate of three-month term SOFR plus 2.00% (6.46% and 7.36% as of September 30, 2025 and 2024, respectively) for the trust preferred securities issued through NMBCT II.
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
The following table sets forth the computation of basic and diluted earnings per share of common stock:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Net income applicable to common stockholders	$23,174	$22,422	$73,129	$59,278
Weighted Average Shares
Weighted average common shares outstanding	27,801,255	27,612,538	27,769,320	27,355,098
Effect of dilutive securities
Stock-based awards	490,523	600,271	504,814	621,117
Weighted average diluted common shares	28,291,778	28,212,809	28,274,134	27,976,215
Earnings per common share
Basic earnings per common share	$0.83	$0.81	$2.63	$2.17
Effect of dilutive securities
Stock-based awards	(0.01)	(0.02)	(0.04)	(0.05)
Diluted earnings per common share	$0.82	$0.79	$2.59	$2.12
Long-term incentive plan grants for 20,249 shares of common stock were not considered in computing diluted earnings per share for the three months ended September 30, 2025, because they were antidilutive. Long-term incentive plan grants for 15,676 shares of common stock were not considered in computing diluted earnings per share for the nine months ended September 30, 2025, because they were antidilutive. There were no antidilutive shares for the three and nine months ended September 30, 2024.

NOTE 9 - Stockholders’ Equity
As of September 30, 2025 and December 31, 2024, the Company has 10,000,000 shares of preferred stock authorized, $0.0001 par value, of which none were issued or outstanding, respectively.
As of September 30, 2025 and December 31, 2024, the Company has 50,000,000 shares of common stock authorized, $0.0001 par value, of which 27,854,764 and 27,709,679 shares were issued and outstanding, respectively.
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
The following table presents stock options outstanding as of and for the nine months ended September 30, 2025:

	Shares	Weighted-Average Exercise Price, per Share	Weighted-Average Remaining Term (years)
Outstanding, beginning of period	882,570	$20.39
Exercised	(174,720)	20.90
Outstanding, vested, and exercisable, end of period	707,850	$20.27	2.45
At September 30, 2025, the outstanding options were fully vested. At September 30, 2025 and 2024, the intrinsic value of the stock options was $13,045 and $21,326, respectively.
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

The following table presents non-vested restricted stock outstanding with only a service condition as of and for the nine months ended September 30, 2025:

	Shares	Weighted-Average Issuance Price, per Share	Weighted-Average Remaining Term (years)
Outstanding, beginning of period	11,739	$35.75
Issued	122,829	36.27
Vested, restriction released	(20,905)	37.76
Forfeited	(3,252)	35.76
Outstanding, end of period	110,411	$35.95	2.08
At September 30, 2025, there was $3,296 of total unrecognized compensation cost related to the non-vested restricted stock granted with only a service condition.
During 2025 we granted 71,516 shares of restricted stock with a market condition and service condition under the LTIP that, subject to the achievement of service and market conditions, will fully vest in March 2028. At September 30, 2025, there was $2,162 of total unrecognized compensation cost related to the non-vested restricted stock granted.
In April 2024, we granted performance-based shares of restricted stock under the LTIP that, subject to the achievement of performance conditions, will fully vest in March 2027. At September 30, 2025, based upon the probability that the performance conditions will be achieved, we determined that 84,150 shares will be issued. At September 30, 2025, there was $1,494 of total unrecognized compensation cost related to the non-vested restricted stock granted on these probable future issuances.
In May 2023, we granted performance-based shares of restricted stock under the LTIP that, subject to the achievement of performance conditions, will fully vest in April 2026. At September 30, 2025, based upon the probability that the performance conditions will be achieved, we determined that 77,873 shares will be issued. At September 30, 2025, there was $363 of total unrecognized compensation cost related to the non-vested restricted stock granted on these probable future issuances.
For the three months ended September 30, 2025, and 2024, we recorded total compensation cost from the 2017 and 2021 Plans of $1,243 and $549, respectively. For the nine months ended September 30, 2025, and 2024, we recorded total compensation cost from the 2017 and 2021 Plans of $2,935 and $1,813, respectively.
Acquired Equity Incentive Plans
In conjunction with the Pioneer Bancshares, Inc. merger, we assumed certain options that had been granted under Pioneer’s option plans. All assumed options were fully vested and exercisable. No further options will be granted under the Pioneer plans. The following table presents stock options outstanding as of and for the nine months ended September 30, 2025:

	Shares	Weighted-Average Exercise Price, per Share	Weighted-Average Remaining Term (years)
Outstanding, beginning of year	74,919	$22.76
Exercised	(18,794)	22.59
Outstanding, vested, and exercisable, end of period	56,125	$22.81	1.59
At September 30, 2025 and 2024, the intrinsic value of the stock options was $897 and $1,243, respectively.

NOTE 10 - Income Taxes
The provision for income taxes in interim periods requires us to make an estimate of the effective tax rate expected to be applicable for the full year, adjusted for any discrete items for the applicable period. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes.
The provision for income tax is summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Provision for income taxes	$5,111	$6,147	$17,803	$15,675
Effective tax provision rate	18.1%	21.5%	19.6%	20.9%
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
The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. As of September 30, 2025, both the Parent Company and the Bank met all capital adequacy requirements to which they were subject.
Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of September 30, 2025 and December 31, 2024, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.
Actual and required capital amounts for the Parent Company are as follows as of:

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2025
Total risk-based capital to risk-weighted assets:	$1,192,380	15.81%	$603,336	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$1,040,031	13.79%	$452,502	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$1,040,031	13.79%	$339,377	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$1,040,031	12.44%	$334,339	4.00%	N/A	N/A
December 31, 2024
Total risk-based capital to risk-weighted assets:	$1,128,334	15.42%	$585,567	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$964,517	13.18%	$439,175	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$964,517	13.18%	$329,381	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$964,517	12.11%	$318,646	4.00%	N/A	N/A

Actual and required capital amounts for the Bank are as follows as of:

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2025
Total risk-based capital to risk-weighted assets:	$1,096,953	14.57%	$602,281	8.00%	$752,851	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$1,012,856	13.45%	$451,710	6.00%	$602,281	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$1,012,856	13.45%	$338,783	4.50%	$489,353	6.50%
Tier 1 leverage capital to average assets:	$1,012,856	12.12%	$334,297	4.00%	$417,871	5.00%
December 31, 2024
Total risk-based capital to risk-weighted assets:	$1,018,866	13.94%	$584,594	8.00%	$730,742	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$930,890	12.74%	$438,445	6.00%	$584,594	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$930,890	12.74%	$328,834	4.50%	$474,982	6.50%
Tier 1 leverage capital to average assets:	$930,890	11.69%	$318,647	4.00%	$398,308	5.00%
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
The following table sets forth our assets and liabilities measured at fair value on a recurring basis as of:

	Level 1	Level 2	Level 3
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total Estimated Fair Value
September 30, 2025
Available-for-sale securities	$33,051	$443,063	$—	$476,114
Loans held-for-sale	—	85,250	—	85,250
Mortgage servicing rights	—	—	85,695	85,695
Derivative financial instruments - assets	—	23,324	—	23,324
Derivative financial instruments - liabilities	—	(14,319)	—	(14,319)
Total	$33,051	$537,318	$85,695	$656,064

December 31, 2024
Available-for-sale securities	$31,730	$437,346	$—	$469,076
Loans held-for-sale	—	61,825	—	61,825
Mortgage servicing rights	—	—	84,258	84,258
Derivative financial instruments - assets	—	36,088	—	36,088
Derivative financial instruments - liabilities	—	(22,863)	—	(22,863)
Total	$31,730	$512,396	$84,258	$628,384
For further details on our Level 3 inputs related to MSRs, see Note 4 - Mortgage Servicing Rights.
The following table presents a reconciliation for our Level 3 assets measured at fair value on a recurring basis:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$84,736	$80,744	$84,258	$76,701
Total losses included in earnings	(2,816)	(5,433)	(9,111)	(6,687)
Purchases, issuances, sales and settlements:
Issuances	3,775	3,488	10,548	8,785
Balance, end of period	$85,695	$78,799	$85,695	$78,799

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

	Level 3
	September 30, 2025	December 31, 2024
Collateral dependent loans:
Commercial and industrial	$15,078	$12,430
Commercial real estate	3,515	—
Residential real estate	549	1,255
Public finance	—	5,766
Consumer	(3)	—
Other	—	2,232
Total collateral dependent loans	$19,139	$21,683

Other real estate owned and foreclosed assets, net:
Commercial real estate	$3,660	$2,911
Residential real estate	2,783	2,227
Public finance	5,301	—
Other	1,674	—
Total other real estate owned and foreclosed assets, net:	$13,418	$5,138
The fair value of the financial assets in the table above utilizes the market approach valuation technique, with discount adjustments for differences between comparable sales.

Fair value of financial instruments not carried at fair value:
The carrying amounts and estimated fair values of financial instruments not carried at fair value are as follows as of:

		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
September 30, 2025
Assets:
Cash and cash equivalents	$659,899	$659,899	$659,899	$—	$—
Securities held-to-maturity	34,247	29,705	—	29,705	—
Loans (excluding collateral dependent loans)	6,612,001	6,541,222	—	—	6,541,222
Restricted equity securities	24,765	24,765	—	24,765	—
Accrued interest receivable	34,796	34,796	—	2,741	32,055

Liabilities:
Deposits (excluding demand deposits)	$4,619,301	$4,614,470	$3,265,813	$1,348,657	$—
Securities sold under agreements to repurchase	9,824	9,824	—	9,824	—
Subordinated debt, net	76,163	74,796	—	74,796	—
Accrued interest payable	8,061	8,061	—	8,061	—
December 31, 2024
Assets:
Cash and cash equivalents	$615,917	$615,917	$615,917	$—	$—
Securities held-to-maturity	35,242	29,563	—	29,563	—
Loans (excluding collateral dependent loans)	6,344,377	6,191,461	—	—	6,191,461
Restricted equity securities	28,917	28,917	—	28,917	—
Accrued interest receivable	32,102	32,102	—	2,131	29,971

Liabilities:
Deposits (excluding demand deposits)	$4,445,237	$4,436,305	$2,879,662	$1,556,643	$—
Securities sold under agreements to repurchase	14,699	14,699	—	14,699	—
FHLB advances	135,000	135,000	—	135,000	—
Subordinated debt, net	75,841	73,326	—	73,326	—
Accrued interest payable	8,705	8,705	—	8,705	—
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
Significant segment totals are reconciled to the financial statements as follows for the three months ended September 30,:

	Banking	Mortgage Operations	Corporate	Total Segments
2025
Summary of Operations
Interest income	$108,866	$12,254	$8	$121,128
Interest expense	32,856	5,705	1,614	40,175
Net interest income (expense)	76,010	6,549	(1,606)	80,953

Provision for (benefit from) credit losses	10,544	(444)	—	10,100

Noninterest income:
Service charges on deposit accounts	2,162	—	—	2,162
Treasury management service fees	4,402	—	—	4,402
Credit and debit card fees	2,670	1	—	2,671
Trust and investment advisory fees	1,536	—	—	1,536
(Loss) income from mortgage banking services, net	(646)	13,287	—	12,641
Other noninterest income	2,921	—	—	2,921
Total noninterest income	13,045	13,288	—	26,333

Noninterest expense:
Salary and employee benefits	34,494	9,740	588	44,822
Occupancy and equipment	8,707	794	90	9,591
Amortization of intangible assets	578	—	—	578
Other noninterest expenses	9,002	4,509	399	13,910
Total noninterest expense	52,781	15,043	1,077	68,901

Income (loss) before income taxes	$25,730	$5,238	$(2,683)	$28,285

Other Information
Depreciation expense and amortization on premises and equipment	$2,034	$33	$—	$2,067
Identifiable assets	$7,184,376	$1,177,326	$133,735	$8,495,437

	Banking	Mortgage Operations	Corporate	Total Segments
2024
Summary of Operations
Interest income	$108,712	$10,211	$9	$118,932
Interest expense	36,291	5,239	1,244	42,774
Net interest income (expense)	72,421	4,972	(1,235)	76,158

Provision for (benefit from) credit losses	6,369	(1,369)	—	5,000

Noninterest income:
Service charges on deposit accounts	2,562	(2)	—	2,560
Treasury management service fees	3,748	—	—	3,748
Credit and debit card fees	2,737	1	—	2,738
Trust and investment advisory fees	1,395	—	—	1,395
(Loss) income from mortgage banking services, net	(611)	9,449	—	8,838
Other noninterest income	2,796	—	—	2,796
Total noninterest income	12,627	9,448	—	22,075

Noninterest expense:
Salary and employee benefits	30,518	8,302	486	39,306
Occupancy and equipment	8,260	778	83	9,121
Amortization of intangible assets	651	—	—	651
Terminated merger related expenses	1,285	—	348	1,633
Other noninterest expenses	9,346	4,051	556	13,953
Total noninterest expense	50,060	13,131	1,473	64,664

Income (loss) before income taxes	$28,619	$2,658	$(2,708)	$28,569

Other Information
Depreciation expense and amortization on premises and equipment	$1,795	$45	$—	$1,840
Identifiable assets	$6,950,905	$1,047,853	$139,729	$8,138,487

Significant segment totals are reconciled to the financial statements as follows for the nine months ended September 30,:

	Banking	Mortgage Operations	Corporate	Total Segments
2025
Summary of Operations
Interest income	$313,415	$35,057	$24	$348,496
Interest expense	93,583	16,996	3,987	114,566
Net interest income (expense)	219,832	18,061	(3,963)	233,930

Provision for (benefit from) credit losses	19,068	(668)	—	18,400

Noninterest income:
Service charges on deposit accounts	6,205	—	—	6,205
Treasury management service fees	12,929	—	—	12,929
Credit and debit card fees	7,982	3	—	7,985
Trust and investment advisory fees	4,430	—	—	4,430
(Loss) income from mortgage banking services, net	(1,899)	36,869	—	34,970
Other noninterest income	8,661	(45)	—	8,616
Total noninterest income	38,308	36,827	—	75,135

Noninterest expense:
Salary and employee benefits	98,540	27,887	1,877	128,304
Occupancy and equipment	26,003	2,455	210	28,668
Amortization and impairment of intangible assets	1,784	—	—	1,784
Other noninterest expenses	26,658	13,078	1,241	40,977
Total noninterest expense	152,985	43,420	3,328	199,733

Income (loss) before income taxes	$86,087	$12,136	$(7,291)	$90,932

Other Information
Depreciation expense and amortization on premises and equipment	$6,056	$114	$—	$6,170
Identifiable assets	$7,184,376	$1,177,326	$133,735	$8,495,437

	Banking	Mortgage Operations	Corporate	Total Segments
2024
Summary of Operations
Interest income	$315,255	$28,220	$26	$343,501
Interest expense	104,661	15,246	3,731	123,638
Net interest income (expense)	210,594	12,974	(3,705)	219,863

Provision for credit losses	24,402	(1,702)	—	22,700

Noninterest income:
Service charges on deposit accounts	7,279	(3)	—	7,276
Treasury management service fees	10,847	—	—	10,847
Credit and debit card fees	8,444	3	—	8,447
Trust and investment advisory fees	4,351	—	—	4,351
(Loss) income from mortgage banking services, net	(1,778)	31,161	—	29,383
Other noninterest income	7,853	—	—	7,853
Total noninterest income	36,996	31,161	—	68,157

Noninterest expense:
Salary and employee benefits	91,290	23,881	1,316	116,487
Occupancy and equipment	23,864	2,382	171	26,417
Amortization of intangible assets	2,118	—	—	2,118
Terminated merger related expenses	2,064	—	3,104	5,168
Other noninterest expenses	27,107	12,123	947	40,177
Total noninterest expense	146,443	38,386	5,538	190,367

Income (loss) before income taxes	$76,745	$7,451	$(9,243)	$74,953

Other Information
Depreciation expense and amortization on premises and equipment	$5,298	$143	$—	$5,441
Identifiable assets	$6,950,905	$1,047,853	$139,729	$8,138,487

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
Undistributed portion of committed loans and unused lines of credit
Loan commitments are agreements to lend to a customer as long as there is no customer violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee. As of September 30, 2025 and December 31, 2024, commitments included the funding of fixed-rate loans totaling $138,174 and $184,780 and variable-rate loans totaling $1,363,989 and $1,615,505, respectively. The fixed-rate loan commitments have interest rates ranging from 1.00% to 18.00% at September 30, 2025 and December 31, 2024, and maturities ranging from 1 month to 17 years at September 30, 2025 and December 31, 2024.
Standby letters of credit
Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third-party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since many loan commitments and letters of credit expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, owner occupied real estate, and/or income-producing commercial properties. As of September 30, 2025 and December 31, 2024, our standby letters of credit commitment totaled $41,225 and $39,586, respectively.
MPF Master Commitments
The Bank has executed MPF Master Commitments (Commitments) with the FHLB to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB’s first loss account for mortgages delivered under the Commitments. The Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to manage the credit risk of the MPF Program mortgage loans. As of September 30, 2025 and December 31, 2024, the Bank considered the amount of any of its liability for the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments to be immaterial, and has not recorded a liability and offsetting receivable. As of September 30, 2025 and December 31, 2024, the maximum potential amount of future payments that the Bank would have been required to make under the Commitments was $4,170 and $3,887, respectively. Under the Commitments, the Bank agrees to service the loans and therefore, is responsible for any necessary foreclosure proceedings. Any future recoveries on any losses would not be paid by the FHLB under the Commitments. The Bank has not experienced any material losses under these guarantees.
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
Litigation
Check Fraud Litigation
Rodeo Electrical Services, Inc. and its owner (collectively, “RESI”) filed a civil action against the Bank on June 23, 2020 in the Santa Fe County, New Mexico District Court. The complaint alleged that the Bank conspired with or otherwise aided a former RESI employee’s embezzlement of approximately $0.4 million from RESI. The complaint sought compensatory, exemplary, statutory and punitive damages, as well as payment of RESI’s legal fees and expenses. On January 18, 2024, the jury awarded RESI approximately $2.1 million which included punitive damages. Judgment on the jury’s award was entered on July 25, 2024. On June 6, 2025, a supplemental award of RESI’s legal fees of $0.8 million was entered. On June 30, 2025 the Bank filed an appeal, and on August 20, 2025, after mediation, the parties reached a settlement, all of which is covered by the Bank’s insurance. Because the settlement is covered by insurance, the settlement will not have a material effect on the financial condition or results of operations of the Bank.
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

	September 30, 2025	December 31, 2024
ROU asset on leased property, gross	$40,933	$38,779
Accumulated amortization	(18,110)	(16,303)
ROU asset, net (included in prepaid expenses and other assets in our consolidated balance sheets)	$22,823	$22,476
Lease liability (included in accrued expenses and other liabilities in our consolidated balance sheets)	$24,562	$24,376
Weighted Average Remaining Life - Operating Leases (years)	5.07	5.09
Weighted Average Rate - Operating Leases	3.34%	2.61%
The following table reconciles future undiscounted lease payments due under non-cancelable operating leases to the aggregate operating lessee lease liability as of September 30, 2025:

Remainder of 2025	$2,525
2026	6,794
2027	4,787
2028	4,461
2029	3,685
2030	4,913
Thereafter	331
Total undiscounted operating lease liability	27,496
Imputed interest	2,934
Total operating lease liability included in the accompanying balance sheet	$24,562
Total lease expense for three months ended September 30, 2025 and 2024 was $1,885 and $1,857, respectively. Total lease expense for the nine months ended September 30, 2025 and 2024 was $5,989 and $5,695, respectively. The components of total lease expense were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Operating leases	$1,872	$1,813	$5,862	$5,680
Short-term leases	63	74	264	168
Sublease income	(50)	(30)	(137)	(153)
Net lease expense	$1,885	$1,857	$5,989	$5,695
We do not currently have any significant finance leases in which we are the lessee, material related-party leases, leases containing residual value guarantees or restrictive covenants.

NOTE 16 - Subsequent Events
The Company has evaluated subsequent events for potential recognition and disclosure through the filing date of this Form 10-Q.
Subordinated Notes Redemption
On October 1, 2025, FirstSun Capital Bancorp redeemed the entire principal amount, or $40 million, of its 6.000% Fixed-to-Floating Rate Subordinated Notes Due July 1, 2030.
Proposed Merger with First Foundation Inc.
On October 27, 2025, FirstSun and First Foundation, Inc. (“First Foundation”) entered into a definitive merger agreement pursuant to which First Foundation will merge with and into FirstSun (the “Merger”). In accordance with the terms and subject to the conditions set forth in the merger agreement, FirstSun will exchange 0.16083 shares of its common stock for each share of First Foundation common stock and preferred stock (on a fully converted basis) outstanding at the effective time of the Merger. Additionally, First Foundation’s warrant holders will exercise their warrants early and receive FirstSun common stock in the merger and also receive additional cash consideration totaling $17.5 million in the aggregate. The aggregate transaction value, inclusive of the cash consideration being paid to warrant holders, is estimated at $785 million based on FirstSun’s closing price as of October 24, 2025.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of FirstSun
General Overview
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

Recent Development - Pending Merger with First Foundation Inc.
On October 27, 2025, FirstSun and First Foundation Inc. (“First Foundation”), the holding company of Irvine, California-based First Foundation Bank (“First Foundation Bank’) entered into a definitive merger agreement. Under the merger agreement, FirstSun will continue as the surviving entity and Sunflower Bank will continue as the surviving bank. The combined holding company and bank will operate, respectively, under the FirstSun and Sunflower Bank names and brands following closing of the transaction.
Under the terms of the merger agreement, the companies will merge and the First Foundation common and preferred stockholders will receive 0.16083 of a share of FirstSun common stock for each share of First Foundation common stock on a fully converted basis. Additionally, First Foundation’s warrant holders will exercise their warrants and receive FirstSun common stock in the merger and also receive additional cash consideration totaling $17.5 million in the aggregate. The combined entity is expected to have total assets of approximately $17 billion and operate in markets that are among the nation’s best in terms of growth.
The parties anticipate that the merger will close early in the second quarter of 2026.

Financial Summary
Third Quarter 2025 Highlights:
•Net income of $23.2 million, $0.82 per diluted share
•Net interest margin of 4.07%
•Return on average total assets of 1.09%
•Return on average stockholders’ equity of 8.22%
•Loan growth of 10.6% annualized
•Deposit growth of 0.3% annualized
•24.5% noninterest income to total revenue1
Net income totaled $23.2 million for the third quarter of 2025 compared to net income of $22.4 million for the third quarter of 2024. Earnings per diluted share were $0.82 for the third quarter of 2025 compared to $0.79 for the third quarter of 2024. Adjusted net income, a non-GAAP financial measure, was $23.7 million or $0.84 per diluted share for the third quarter of 2024.
Net income totaled $73.1 million for the nine months ended September 30, 2025, compared to net income of $59.3 million for the same period in 2024. Earnings per diluted share were $2.59 for the nine months ended September 30, 2025 compared to $2.12 for the same period in 2024. Adjusted net income, a non-GAAP financial measure, was $63.4 million or $2.27 per diluted share for the nine months ended September 30, 2024. Net income for the nine months ended September 30, 2024 was negatively impacted by a $10.6 million provision for credit loss on a specific customer in our commercial and industrial loan portfolio, net of tax, or $0.38 per diluted share.
The following table sets forth certain summary financial and other information of FirstSun:

	As of and for the three months ended		As of and for the nine months ended
($ in thousands, except per share amounts)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Income Statement:
Net interest income	$80,953	$76,158	$233,930	$219,863
Provision for credit losses	10,100	5,000	18,400	22,700
Noninterest income	26,333	22,075	75,135	68,157
Noninterest expense	68,901	64,664	199,733	190,367
Income before income taxes	28,285	28,569	90,932	74,953
Provision for income taxes	5,111	6,147	17,803	15,675
Net income	23,174	22,422	73,129	59,278
Adjusted net income[2]	23,174	23,655	73,129	63,428
Balance Sheet:
Total assets	$8,495,437	$8,138,487	$8,495,437	$8,138,487
Total loans held-for-sale	85,250	72,247	85,250	72,247
Total loans held-for-investment	6,681,629	6,443,756	6,681,629	6,443,756
Total deposits	7,105,415	6,649,880	7,105,415	6,649,880
Total borrowed funds	76,163	290,709	76,163	290,709
Total stockholders' equity	1,127,513	1,034,085	1,127,513	1,034,085
Per Common Share Data:
Period end common shares outstanding	27,854,764	27,665,918	27,854,764	27,665,918
Weighted average common shares outstanding, basic	27,801,255	27,612,538	27,769,320	27,355,098
Basic earnings per share	$0.83	$0.81	$2.63	$2.17
Weighted average common shares outstanding, diluted	28,291,778	28,212,809	28,274,134	27,976,215
Diluted earnings per share	$0.82	$0.79	$2.59	$2.12
Adjusted diluted earnings per share[2]	0.82	0.84	2.59	2.27
Cash dividends	$—	$—	$—	$—
Dividend payout ratio	—%	—%	—%	—%
Book value per share	$40.48	$37.38	$40.48	$37.38
Tangible book value per share[2]	36.92	33.68	36.92	33.68
[1] Total revenue is net interest income plus noninterest income.
[2] See section entitled “Non-GAAP Financial Measures and Reconciliations” for information regarding these non-GAAP financial measures and a reconciliation to the most comparable GAAP equivalent.

1 Total revenue is net interest income plus noninterest income.

	As of and for the three months ended		As of and for the nine months ended
($ in thousands, except per share amounts)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Performance Ratios:
Return on average total assets	1.09%	1.12%	1.19%	1.01%
Adjusted return on average total assets[2]	1.09%	1.18%	1.19%	1.09%
Return on average stockholders' equity	8.22%	8.74%	8.99%	8.04%
Adjusted return on average stockholders’ equity[2]	8.22%	9.22%	8.99%	8.60%
Return on average tangible stockholders' equity[2]	9.20%	9.94%	10.08%	9.23%
Adjusted return on average tangible stockholders' equity[2]	9.20%	10.48%	10.08%	9.86%
Net interest margin	4.07%	4.08%	4.07%	4.04%
Net interest margin (FTE basis)[2]	4.12%	4.13%	4.13%	4.11%
Efficiency ratio	64.22%	65.83%	64.62%	66.10%
Adjusted efficiency ratio[2]	64.22%	64.16%	64.62%	64.30%
Noninterest income to total revenue[1]	24.5%	22.5%	24.3%	23.7%
Balance Sheet Ratios:
Loan to deposit ratio	94.0%	96.9%	94.0%	96.9%
Net charge-offs (recoveries) to average loans outstanding	0.55%	0.09%	0.48%	0.44%
Allowance for credit losses to loans	1.26%	1.29%	1.26%	1.29%
Nonperforming loans to total loans[3]	1.04%	1.02%	1.04%	1.02%
Capital Ratios:
Total risk-based capital to risk-weighted assets	15.81%	15.25%	15.81%	15.25%
Tier 1 risk-based capital to risk-weighted assets	13.79%	13.06%	13.79%	13.06%
Common Equity Tier 1 (CET 1) to risk-weighted assets	13.79%	13.06%	13.79%	13.06%
Tier 1 leverage capital to average assets	12.44%	11.96%	12.44%	11.96%
Average stockholders' equity to average total assets	13.27%	12.81%	13.23%	12.62%
Tangible stockholders' equity to tangible assets[2]	12.25%	11.59%	12.25%	11.59%
Tangible stockholders' equity to tangible assets reflecting net unrealized losses on HTM securities, net of tax[2]	12.21%	11.56%	12.21%	11.56%
Nonfinancial Data:
Full-time equivalent employees	1,179	1,148	1,179	1,148
Banking branches	71	69	71	69
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

Non-GAAP Financial Measures and Reconciliations
The non-GAAP financial measures presented below are used by our management and our Board of Directors on a regular basis in addition to our GAAP results to facilitate the assessment of our financial performance. Management believes these non-GAAP financial measures enhance an investor’s understanding of our financial results by providing a meaningful basis for period-to-period comparisons, assisting in operating results analysis, and predicting future performance. This information supplements our GAAP reported results, and should not be viewed in isolation from, or as a substitute for, our GAAP results. Accordingly, this financial information should be read in conjunction with our consolidated financial statements and notes thereto for the three and nine months ended September 30, 2025, included elsewhere in this report. Non-GAAP financial measures exclude certain items that are included in the financial results presented in accordance with GAAP. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. These non-GAAP measures are not necessarily comparable to similar measures that may be represented by other companies.
The following table presents GAAP to non-GAAP reconciliations:

	As of and for the three months ended		As of and for the nine months ended
($ in thousands, except share and per share amounts)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Tangible stockholders’ equity to tangible assets:
Total stockholders' equity (GAAP)	$1,127,513	$1,034,085	$1,127,513	$1,034,085
Less: Goodwill and other intangible assets
Goodwill	(93,483)	(93,483)	(93,483)	(93,483)
Other intangible assets	(5,650)	(8,866)	(5,650)	(8,866)
Tangible stockholders' equity (non-GAAP)	$1,028,380	$931,736	$1,028,380	$931,736
Total assets (GAAP)	$8,495,437	$8,138,487	$8,495,437	$8,138,487
Less: Goodwill and other intangible assets
Goodwill	(93,483)	(93,483)	(93,483)	(93,483)
Other intangible assets	(5,650)	(8,866)	(5,650)	(8,866)
Tangible assets (non-GAAP)	$8,396,304	$8,036,138	$8,396,304	$8,036,138
Total stockholders' equity to total assets (GAAP)	13.27%	12.71%	13.27%	12.71%
Less: Impact of goodwill and other intangible assets	(1.02)%	(1.12)%	(1.02)%	(1.12)%
Tangible stockholders' equity to tangible assets (non-GAAP)	12.25%	11.59%	12.25%	11.59%
Tangible stockholders’ equity to tangible assets, reflecting net unrealized losses on HTM securities, net of tax:
Tangible stockholders' equity (non-GAAP)	$1,028,380	$931,736	$1,028,380	$931,736
Less: Net unrealized losses on HTM securities, net of tax	(3,432)	(2,852)	(3,432)	(2,852)
Tangible stockholders’ equity less net unrealized losses on HTM securities, net of tax (non-GAAP)	$1,024,948	$928,884	$1,024,948	$928,884
Tangible assets (non-GAAP)	$8,396,304	$8,036,138	$8,396,304	$8,036,138
Less: Net unrealized losses on HTM securities, net of tax	(3,432)	(2,852)	(3,432)	(2,852)
Tangible assets less net unrealized losses on HTM securities, net of tax (non-GAAP)	$8,392,872	$8,033,286	$8,392,872	$8,033,286
Tangible stockholders’ equity to tangible assets (non-GAAP)	12.25%	11.59%	12.25%	11.59%
Less: Net unrealized losses on HTM securities, net of tax	(0.04)%	(0.03)%	(0.04)%	(0.03)%
Tangible stockholders’ equity to tangible assets reflecting net unrealized losses on HTM securities, net of tax (non-GAAP)	12.21%	11.56%	12.21%	11.56%
Tangible book value per share:
Total stockholders' equity (GAAP)	$1,127,513	$1,034,085	$1,127,513	$1,034,085
Tangible stockholders' equity (non-GAAP)	$1,028,380	$931,736	$1,028,380	$931,736
Total shares outstanding	27,854,764	27,665,918	27,854,764	27,665,918
Book value per share (GAAP)	$40.48	$37.38	$40.48	$37.38
Tangible book value per share (non-GAAP)	$36.92	$33.68	$36.92	$33.68

	As of and for the three months ended		As of and for the nine months ended
($ in thousands, except share and per share amounts)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Adjusted net income:
Net income (GAAP)	$23,174	$22,422	$73,129	$59,278
Add: Non-recurring adjustments
Terminated merger related expenses, net of tax	—	1,233	—	4,150
Total adjustments, net of tax	—	1,233	—	4,150
Adjusted net income (non-GAAP)	$23,174	$23,655	$73,129	$63,428
Adjusted diluted earnings per share:
Diluted earnings per share (GAAP)	$0.82	$0.79	$2.59	$2.12
Add: Impact of non-recurring adjustments
Terminated merger related expenses, net of tax	—	0.05	—	0.15
Adjusted diluted earnings per share (non-GAAP)	$0.82	$0.84	$2.59	$2.27
Adjusted return on average total assets:
Return on average total assets (ROAA) (GAAP)	1.09%	1.12%	1.19%	1.01%
Add: Impact of non-recurring adjustments
Terminated merger related expenses, net of tax	—%	0.06%	—%	0.08%
Adjusted ROAA (non-GAAP)	1.09%	1.18%	1.19%	1.09%
Adjusted return on average stockholders’ equity:
Return on average stockholders' equity (ROACE) (GAAP)	8.22%	8.74%	8.99%	8.04%
Add: Impact of non-recurring adjustments
Terminated merger related expenses, net of tax	—%	0.48%	—%	0.56%
Adjusted ROACE (non-GAAP)	8.22%	9.22%	8.99%	8.60%
Return on average tangible stockholders’ equity:
Return on average stockholders’ equity (ROACE) (GAAP)	8.22%	8.74%	8.99%	8.04%
Add: Impact from goodwill and other intangible assets
Goodwill	0.81%	0.98%	0.90%	0.94%
Other intangible assets	0.17%	0.22%	0.19%	0.25%
Return on average tangible stockholders’ equity (ROATCE) (non-GAAP)	9.20%	9.94%	10.08%	9.23%
Adjusted return on average tangible stockholders’ equity:
Return on average tangible stockholders' equity (ROATCE) (non-GAAP)	9.20%	9.94%	10.08%	9.23%
Add: Impact of non-recurring adjustments
Terminated merger related expenses, net of tax	—%	0.54%	—%	0.63%
Adjusted ROATCE (non-GAAP)	9.20%	10.48%	10.08%	9.86%
Adjusted total noninterest expense:
Total noninterest expense (GAAP)	$68,901	$64,664	$199,733	$190,367
Less: Non-recurring adjustments
Terminated merger related expenses	—	(1,633)	—	(5,168)
Total non-recurring adjustments	—	(1,633)	—	(5,168)
Adjusted total noninterest expense (non-GAAP)	$68,901	$63,031	$199,733	$185,199
Adjusted efficiency ratio:
Efficiency ratio (GAAP)	64.22%	65.83%	64.62%	66.10%
Less: Impact of non-recurring adjustments
Terminated merger related expenses	—%	(1.67)%	—%	(1.80)%
Adjusted efficiency ratio (non-GAAP)	64.22%	64.16%	64.62%	64.30%
Fully tax equivalent (“FTE”) net interest income and net interest margin:
Net interest income (GAAP)	$80,953	$76,158	$233,930	$219,863
Gross income effect of tax exempt income	1,225	1,132	3,621	3,606
FTE net interest income (non-GAAP)	$82,178	$77,290	$237,551	$223,469
Average earning assets	$7,888,042	$7,430,357	$7,681,360	$7,263,093
Net interest margin	4.07%	4.08%	4.07%	4.04%
Net interest margin on FTE basis (non-GAAP)	4.12%	4.13%	4.13%	4.11%

Segments
Banking
Three months ended September 30, 2025 and 2024
Income before income taxes decreased $2.9 million to $25.7 million for the third quarter of 2025, from $28.6 million for the same period in 2024. The period over period decrease was primarily due to an increase in provision for credit losses and an increase in salary and employee benefits, partially offset by an increase in net interest income. Provision for credit losses increased $4.2 million to $10.5 million for the third quarter of 2025, compared to $6.4 million for the same period in 2024, primarily due to deterioration in a specific commercial and industrial customer relationship, impacts from net changes in loan portfolio balances, and impacts from net portfolio downgrades. Salary and employee benefits increased $4.0 million to $34.5 million for the third quarter of 2025, from $30.5 million for the same period in 2024, primarily due to an increase in headcount of C&I bankers and support personnel and higher medical insurance costs. Net interest income increased $3.6 million to $76.0 million for the third quarter of 2025, compared to $72.4 million for the same period in 2024, primarily due to a decrease in the cost of interest-bearing liabilities. Identifiable assets for our Banking segment increased $0.2 billion to $7.2 billion at September 30, 2025 from $7.0 billion at September 30, 2024. The growth in identifiable assets was primarily driven by organic growth in our loan portfolio.
Nine months ended September 30, 2025 and 2024
Income before income taxes increased $9.3 million to $86.1 million for the nine months ended September 30, 2025, from $76.7 million for the same period in 2024. The period over period increase was primarily due to a decrease in provision for credit losses and an increase in net interest income, partially offset by an increase in salary and employee benefits. Provision for credit losses decreased $5.3 million to $19.1 million for the nine months ended September 30, 2025, compared to $24.4 million for the same period in 2024, primarily due to a $14.1 million provision for credit loss on a specific customer in our commercial and industrial loan portfolio during the nine months ended September 30, 2024. Net interest income increased $9.2 million to $219.8 million for the nine months ended September 30, 2025 compared to $210.6 million for the same period in 2024, primarily due to a decrease in the cost of interest-bearing liabilities, relative to a decrease in the yield on interest earning assets, as a result of a declining interest rate environment and mix shift away from higher rate certificates of deposits. Salary and employee benefits increased $7.3 million to $98.5 million for the nine months ended September 30, 2025, compared to $91.3 million for the same period in 2024, primarily due to increased headcount, including the hiring of commercial and industrial bankers in Southern California.
Mortgage Operations
Three months ended September 30, 2025 and 2024
Income before income taxes increased $2.6 million to $5.2 million for the third quarter of 2025, compared to $2.7 million for the same period in 2024. The period over period increase was primarily due to an increase in revenue from mortgage banking services and increase in net interest income, partially offset by an increase in salary and employee benefits. Revenue from mortgage banking services increased $3.8 million to $13.3 million for the third quarter of 2025, compared to $9.4 million for the same period in 2024, primarily due to an increase in loan originations sold and higher margins, and higher net MSR capitalization. Net interest income increased $1.6 million to $6.5 million for the third quarter of 2025, compared to $5.0 million for the same period in 2024, primarily due to higher average balance and higher average yield on residential real estate loans. Salary and employee benefits increased $1.4 million to $9.7 million for the third quarter of 2025, compared to $8.3 million for the same period in 2024, primarily due to higher levels of variable compensation associated with an increase in mortgage loan originations. Identifiable assets for our Mortgage Operations segment increased $0.1 billion to $1.2 billion at September 30, 2025 from $1.0 billion at September 30, 2024. The growth in identifiable assets was primarily driven by organic growth in our residential mortgage portfolio.
Nine months ended September 30, 2025 and 2024
Income before income taxes increased $4.7 million to $12.1 million for the nine months ended September 30, 2025, compared to $7.5 million for the same period in 2024. The period over period increase was primarily due to an increase in net interest income and increase in revenue from mortgage banking services, partially offset by an increase in salary and employee benefits. Net interest income increased $5.1 million to $18.1 million for the nine months ended September 30, 2025, compared to $13.0 million for the same period in 2024, primarily due to higher average balance and higher average yield on residential real estate loans. Revenue from mortgage banking services increased $5.7 million to $36.9 million for the nine months ended September 30, 2025, compared to $31.2 million for the same period in 2024, primarily due to an increase in loan originations sold, partially offset by slightly lower margins, and an increase in mortgage servicing income. Salary and employee benefits increased $4.0 million to $27.9 million for the nine months ended September 30, 2025, compared to $23.9 million for the same period in 2024, primarily due to higher levels of variable compensation associated with an increase in mortgage loan originations.
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
Further, management periodically considers the need for qualitative adjustments to the ACL. Qualitative adjustments may be related to and include, but not limited to, factors such as the following: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions; (ii) organization specific risks such as credit concentrations, collateral specific risks, nature, and size of the portfolio and external factors that may ultimately impact credit quality, and (iii) other limitations associated with factors such as changes in underwriting and loan resolution strategies, among others. The qualitative factors applied on September 30, 2025, and the importance and levels of the qualitative factors applied, may change in future periods depending on the level of changes to items such as the uncertainty of economic conditions and management’s assessment of the level of credit risk within the loan portfolio as a result of such changes, compared to the amount of ACL calculated by the model. The evaluation of qualitative factors is inherently imprecise and requires significant management judgment.
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
Results of Operations
The following table sets forth components of our results of operations:

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands, except per share amounts)	2025	2024	2025	2024
Net interest income	$80,953	$76,158	$233,930	$219,863
Provision for credit losses	10,100	5,000	18,400	22,700
Noninterest income	26,333	22,075	75,135	68,157
Noninterest expense	68,901	64,664	199,733	190,367
Income before income taxes	28,285	28,569	90,932	74,953
Provision for income taxes	5,111	6,147	17,803	15,675
Net income	23,174	22,422	73,129	59,278

Diluted earnings per share	$0.82	$0.79	$2.59	$2.12
Return on average total assets	1.09%	1.12%	1.19%	1.01%
Return on average stockholders' equity	8.22%	8.74%	8.99%	8.04%
Net interest margin	4.07%	4.08%	4.07%	4.04%
Net interest margin - FTE basis (non-GAAP)[1]	4.12%	4.13%	4.13%	4.11%
Efficiency ratio	64.22%	65.83%	64.62%	66.10%
Noninterest income to total revenue[2]	24.5%	22.5%	24.31%	23.66%
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
Three months ended September 30, 2025 and 2024
Our net interest income was $81.0 million for the third quarter of 2025, an increase of $4.8 million, or 6.3%, compared to the same period in 2024. Interest income on loans increased by $0.7 million for the third quarter of 2025, compared to the same period in 2024. Interest income on investment securities decreased by $0.4 million for the third quarter of 2025, compared to the same period in 2024. Interest income on interest-bearing cash and other assets increased by $1.9 million for the third quarter of 2025, compared to the same period in 2024. Interest expense from total interest-bearing liabilities decreased by $2.6 million for the third quarter of 2025, compared to the same period in 2024.
Our net interest margin was 4.07% for the third quarter of 2025, compared to 4.08% for the same period in 2024, a decrease of one basis point. We experienced a 28 basis point decrease in yield from earning assets while our total cost of interest-bearing liabilities decreased by 36 basis points, for the third quarter of 2025 as compared to the same period in 2024. Total earning assets increased $0.5 billion while total interest-bearing liabilities increased $0.3 billion, for the third quarter of 2025 as compared to the same period in 2024.
Total average loans grew to $6.7 billion at September 30, 2025, an increase of $0.2 billion or 3.2%, compared to September 30, 2024, due to organic growth in our loan portfolio. Yield on loans decreased 19 basis points for the third quarter of 2025, compared to the same period in 2024, primarily due to the declining interest rate environment and its impact on variable rate loans in the portfolio. Interest-bearing cash and other assets increased $0.3 billion, or 61.5%, for the third quarter of 2025, compared to the same period in 2024. Yield on interest-bearing cash and other assets decreased 89 basis points for the third quarter of 2025, compared to the same period in 2024, primarily due to the declining interest rate environment.
Average interest-bearing liabilities increased $0.3 billion, or 5.5%, for the third quarter of 2025, compared to the same period in 2024, primarily to support the growth in our loan portfolio. Average interest-bearing deposits increased $0.4 billion, or 8.5%, for the third quarter of 2025, compared to the same period in 2024, which included a decrease of $0.4 billion, or 22.4%, in average certificates of deposit balances. Cost of interest-bearing deposits decreased 33 basis points for the third quarter of 2025, compared to the same period in 2024, primarily due to the declining interest rate environment and change in deposit product mix, particularly the decrease in certificates of deposit balances. Average FHLB borrowings decreased $0.1 billion, or 100.0%, for the third quarter of 2025, compared to the same period in 2024. Cost of FHLB borrowings decreased 558 basis points, for the third quarter of 2025, compared to the same period in 2024.
Nine months ended September 30, 2025 and 2024
Our net interest income was $233.9 million for the nine months ended September 30, 2025, an increase of $14.1 million, or 6.4%, compared to the same period in 2024. Interest income on loans was unchanged for the nine months ended September 30, 2025, compared to the same period in 2024. Interest income on investment securities decreased by $0.8 million for the nine months ended September 30, 2025, compared to the same period in 2024. Interest income on interest-bearing cash and other assets increased by $5.8 million for the nine months ended September 30, 2025, compared to the same period in 2024. Interest expense from total interest-bearing liabilities decreased by $9.1 million for the nine months ended September 30, 2025, compared to the same period in 2024.
Our net interest margin was 4.07% for the nine months ended September 30, 2025, compared to 4.04% for the same period in 2024, an increase of three basis points. We experienced a 25 basis point decrease in yield from earning assets and our total cost of interest-bearing liabilities decreased by 36 basis points for the nine months ended September 30, 2025, compared to the same period in 2024. Total earning assets increased $0.4 billion while total interest-bearing liabilities increased $0.2 billion, for the nine months ended September 30, 2025, compared to the same period in 2024.
Total average loans grew to $6.6 billion at September 30, 2025, an increase of $0.2 billion, compared to September 30, 2024, primarily due to organic growth in our loan portfolio. Yield on loans decreased 18 basis points for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to the declining interest rate environment and its impact on variable rate loans in the portfolio. Interest-bearing cash and other assets increased $0.3 billion, or 75.9%, for the nine months ended September 30, 2025, compared to the same period in 2024. Yield on interest-bearing cash and other assets decreased 98 basis points for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to the declining interest rate environment.
Average interest-bearing liabilities increased $0.2 billion, or 4.7%, for the nine months ended September 30, 2025, compared to the same period in 2024. Average interest-bearing deposits increased $0.4 billion, or 7.4%, for the nine months ended September 30, 2025, compared to the same period in 2024. Cost of interest-bearing deposits decreased 32 basis points for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to the declining interest rate environment and change in deposit product mix, particularly the decrease in certificates of deposit balances. Average FHLB borrowings decreased $0.1 billion, or 91.7%, for the nine months ended September 30, 2025, compared to the same period in 2024. Cost of FHLB borrowings decreased 101 basis points, for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to the declining interest rate environment.

The following tables set forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods presented. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.
As of and for the three months ended September 30,:

	2025			2024
(In thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest Earning Assets
Loans[1]	6,667,158	109,092	6.49%	6,460,484	108,441	6.68%
Investment securities	505,999	4,376	3.43%	527,241	4,769	3.60%
Interest-bearing cash and other assets	714,885	7,660	4.25%	442,632	5,722	5.14%
Total earning assets	7,888,042	121,128	6.09%	7,430,357	118,932	6.37%
Other assets	540,079			534,740
Total assets	$8,428,121			$7,965,097

Interest-bearing liabilities
Demand and NOW deposits	$796,192	$6,611	3.29%	$657,537	$6,167	3.73%
Savings deposits	391,444	578	0.59%	411,526	739	0.71%
Money market deposits	2,852,860	18,527	2.58%	2,140,552	12,053	2.24%
Certificates of deposits	1,397,371	12,809	3.64%	1,800,502	20,626	4.56%
Total deposits	5,437,867	38,525	2.81%	5,010,117	39,585	3.14%
Repurchase agreements	8,055	37	1.82%	13,528	44	1.29%
Total deposits and repurchase agreements	5,445,922	38,562	2.81%	5,023,645	39,629	3.14%
FHLB borrowings	—	—	—%	135,641	1,901	5.58%
Other long-term borrowings	76,117	1,613	8.41%	75,654	1,244	6.54%
Total interest-bearing liabilities	5,522,039	40,175	2.89%	5,234,940	42,774	3.25%
Noninterest-bearing deposits	1,642,346			1,568,685
Other liabilities	145,730			141,206
Stockholders' equity	1,118,006			1,020,266
Total liabilities and stockholders' equity	$8,428,121			$7,965,097

Net interest income		$80,953			$76,158
Net interest spread		3.20%			3.12%
Net interest margin		4.07%			4.08%
Net interest margin - FTE basis (non-GAAP)[2]		4.12%			4.13%
[1] Includes loans held-for-investment, including nonaccrual loans, and loans held-for-sale.
[2] See section entitled “Non-GAAP Financial Measures and Reconciliations” for information regarding non-GAAP financial measures and a reconciliation to the most comparable GAAP equivalent.

As of and for the nine months ended September 30,:

	2025			2024
(In thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest Earning Assets
Loans[1]	6,570,356	315,889	6.43%	6,386,620	315,893	6.61%
Investment securities	506,068	13,179	3.48%	532,562	14,028	3.52%
Interest-bearing cash and other assets	604,936	19,428	4.29%	343,911	13,580	5.27%
Total earning assets	7,681,360	348,496	6.07%	7,263,093	343,501	6.32%
Other assets	542,038			543,916
Total assets	$8,223,398			$7,807,009

Interest-bearing liabilities
Demand and NOW deposits	$770,395	$18,755	3.25%	$609,632	$16,924	3.71%
Savings deposits	397,745	1,723	0.58%	415,687	2,179	0.70%
Money market deposits	2,652,819	47,797	2.41%	2,098,927	32,497	2.07%
Certificates of deposits	1,482,529	41,829	3.77%	1,812,839	62,859	4.63%
Total deposits	5,303,488	110,104	2.78%	4,937,085	114,459	3.10%
Repurchase agreements	8,892	110	1.66%	17,099	148	1.16%
Total deposits and repurchase agreements	5,312,380	110,214	2.77%	4,954,184	114,607	3.09%
FHLB borrowings	10,491	361	4.61%	125,799	5,297	5.62%
Other long-term borrowings	76,017	3,991	7.02%	75,522	3,734	6.61%
Total interest-bearing liabilities	5,398,888	114,566	2.84%	5,155,505	123,638	3.20%
Noninterest-bearing deposits	1,587,670			1,529,793
Other liabilities	148,675			136,491
Stockholders’ equity	1,088,165			985,220
Total liabilities and stockholders’ equity	$8,223,398			$7,807,009

Net interest income		$233,930			$219,863
Net interest spread		3.23%			3.12%
Net interest margin		4.07%			4.04%
Net interest margin - FTE basis (non-GAAP)[2]		4.13%			4.11%
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

	For the three months ended September 30,
	2025 Versus 2024 Increase (Decrease) Due to:
(In thousands)	Rate	Volume	Total
Interest Earning Assets
Loans[1]	$(2,934)	$3,586	$652
Investment securities	(211)	(182)	(393)
Interest-bearing cash	(1,127)	3,064	1,937
Total earning assets	(4,272)	6,468	2,196
Interest-bearing liabilities
Demand and NOW deposits	(774)	1,217	443
Savings deposits	(127)	(34)	(161)
Money market deposits	2,013	4,461	6,474
Certificates of deposits	(3,708)	(4,109)	(7,817)
Total deposits	(2,596)	1,535	(1,061)
Repurchase agreements	14	(21)	(7)
Total deposits and repurchase agreements	(2,582)	1,514	(1,068)
FHLB borrowings	(951)	(950)	(1,901)
Other long-term borrowings	362	8	370
Total interest-bearing liabilities	(3,171)	572	(2,599)
Net interest income	$(1,101)	$5,896	$4,795
[1] Includes loans held-for-investment, including nonaccrual loans, and loans held-for-sale.

	For the nine months ended September 30,
	2025 Versus 2024 Increase (Decrease) Due to:
(In thousands)	Rate	Volume	Total
Interest Earning Assets
Loans[1]	$(8,807)	$8,803	$(4)
Investment securities	(147)	(702)	(849)
Interest-bearing cash	(2,901)	8,749	5,848
Total earning assets	(11,855)	16,850	4,995
Interest-bearing liabilities
Demand and NOW deposits	(2,245)	4,076	1,831
Savings deposits	(365)	(91)	(456)
Money market deposits	5,881	9,419	15,300
Certificates of deposits	(10,611)	(10,419)	(21,030)
Total deposits	(7,340)	2,985	(4,355)
Repurchase agreements	49	(87)	(38)
Total deposits and repurchase agreements	(7,291)	2,898	(4,393)
FHLB borrowings	(815)	(4,121)	(4,936)
Other long-term borrowings	233	24	257
Total interest-bearing liabilities	(7,873)	(1,199)	(9,072)
Net interest income	$(3,982)	$18,049	$14,067
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
We recorded a provision for credit losses of $10.1 million for the third quarter of 2025, compared to $5.0 million for the same period in 2024. The provision for credit losses for the third quarter of 2025 was primarily due to deterioration in a specific commercial and industrial customer relationship, impacts from net changes in loan portfolio balances, and impacts from net portfolio downgrades.
We recorded a provision for credit losses of $18.4 million for the nine months ended September 30, 2025, compared to $22.7 million for the same period in 2024. The provision for credit losses for the nine months ended September 30, 2025 was primarily due to deterioration in a couple of C&I customer relationships, impacts from net changes in loan portfolio balances, and impacts from net portfolio downgrades.
Noninterest Income
The following table presents noninterest income:

	For the three months ended		For the nine months ended
(In thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Service charges on deposit accounts	$2,162	$2,560	$6,205	$7,276
Treasury management service fees	4,402	3,748	12,929	10,847
Credit and debit card fees	2,671	2,738	7,985	8,447
Trust and investment advisory fees	1,536	1,395	4,430	4,351
Income from mortgage banking services, net	12,641	8,838	34,970	29,383
Other	2,921	2,796	8,616	7,853
Total noninterest income	$26,333	$22,075	$75,135	$68,157
Three months ended September 30, 2025 and 2024
Our noninterest income increased $4.3 million to $26.3 million for the third quarter of 2025 from $22.1 million for the same period in 2024.
Service charges on deposit accounts includes overdraft and non-sufficient funds charges, and other service fees on deposit accounts. Service charges on deposit accounts decreased $0.4 million for the third quarter of 2025, compared to the same period in 2024, primarily due to a decrease in non-sufficient funds and overdraft fees.
Treasury management service fees include financial information management, accounts receivable management, accounts payable services, fraud mitigation services, and cash flow management. Treasury management service fees increased $0.7 million for the third quarter of 2025 compared to the same period in 2024, primarily due to an overall increase in our business customer base as well as an increase in products and services provided to our existing customer base.
Credit and debit card fees represent interchange income from credit and debit card activity and referral fees earned from processing fees on card transactions by our business customers. Credit and debit card fees decreased $0.1 million for the third quarter of 2025 compared to the same period in 2024, as card transaction volumes decreased slightly.
Trust and investment advisory fees represent fees we receive in connection with our investment advisory and custodial management services of investment accounts. Trust and investment advisory fees increased $0.1 million for the third quarter of 2025 compared to the same period in 2024, as assets under management increased slightly.

The components of income from mortgage banking services were as follows:

	For the three months ended September 30,
(In thousands)	2025	2024
Net sale gains and fees from mortgage loan originations, including loans held-for-sale changes in fair value and hedging	$6,392	$4,669
Mortgage servicing income	4,726	4,321
Net MSR capitalization and changes in fair value, net of derivative activity	1,523	(152)
Income from mortgage banking services, net	$12,641	$8,838
For the third quarter of 2025, income from mortgage banking services increased $3.8 million, compared to the same period in 2024. Total loan originations for sale were $371.5 million for the third quarter of 2025, an increase of $66.4 million from $305.2 million for the same period in 2024. The increase in loan originations sold and higher margins resulted in the increase in revenue related to net sale gains and fees from loan originations, including fair value changes in the held-for-sale portfolio and hedging activity. We retain servicing rights on the majority of mortgage loans that we sell, which drove the increase in servicing income of $0.4 million to $4.7 million for the third quarter of 2025, from $4.3 million for the same period in 2024. Net MSR capitalization and changes in fair value, net of derivative activity, increased $1.7 million in the third quarter of 2025, compared to the same period in 2024. The increase in revenue related to our MSRs was due to higher net MSR capitalization and a slight increase in the fair value of our MSRs, net of hedging.
The following table shows the hypothetical effect on the fair value of our MSRs when applying certain unfavorable variations of key assumptions to these assets as of September 30, 2025.

(In thousands)	10%	20%
Discount rate	$(3,674)	$(6,680)
Total prepayment speeds	(3,472)	(6,251)
Cost of servicing each loan	(1,399)	(2,270)
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
Other noninterest income increased $0.1 million for the third quarter of 2025 compared to the same period in 2024, primarily due to an increase in interest rate swap fair value and fee revenue, increase in the fair value of investments related to our deferred compensation plan, and increase in credit line fees, partially offset by a decrease in loan syndication and agency fees.
Nine months ended September 30, 2025 and 2024
Our noninterest income increased $7.0 million to $75.1 million for the nine months ended September 30, 2025 from $68.2 million for the same period in 2024.
Service charges on deposit accounts decreased $1.1 million for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to a decrease in non-sufficient funds and overdraft fees.
Credit and debit card fees decreased $0.5 million for the nine months ended September 30, 2025 compared to the same period in 2024, as card transaction volumes decreased.
Trust and investment advisory fees were largely unchanged for the nine months ended September 30, 2025 as compared to the same period in 2024.

The components of income from mortgage banking services were as follows:

	For the nine months ended September 30,
(In thousands)	2025	2024
Net sale gains and fees from mortgage loan originations, including loans held-for-sale changes in fair value and hedging	$17,556	$14,905
Mortgage servicing income	13,871	12,580
Net MSR capitalization and changes in fair value, net of derivative activity	3,543	1,898
Income from mortgage banking services, net	$34,970	$29,383
For the nine months ended September 30, 2025, income from mortgage banking services increased $5.6 million, compared to the same period in 2024. Total loan originations for sale were $1.0 billion for the nine months ended September 30, 2025, an increase of $205.6 million from $797.6 million for the same period in 2024. The increase in loan originations sold, partially offset by slightly lower margins resulted in the increase in revenue related to net sale gains and fees from loan originations, including fair value changes in the held-for-sale portfolio and hedging activity. We retain servicing rights on the majority of mortgage loans that we sell, which drove the increase in servicing income of $1.3 million to $13.9 million for the nine months ended September 30, 2025, from $12.6 million for the same period in 2024. The increase in revenue related to our MSRs was due to higher net MSR capitalization and an increase in the fair value of our MSRs, net of hedging.
Other noninterest income increased $0.8 million for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to an increase in interest rate swap and loan syndication revenue.
Noninterest Expense
The following table presents noninterest expense:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2025	2024	2025	2024
Salary and employee benefits	$44,822	$39,306	$128,304	$116,487
Occupancy and equipment	9,591	9,121	28,668	26,417
Amortization of intangible assets	578	651	1,784	2,118
Terminated merger-related expenses	—	1,633	—	5,168
Other	13,910	13,953	40,977	40,177
Total noninterest expenses	$68,901	$64,664	$199,733	$190,367
Three months ended September 30, 2025 and 2024
Our noninterest expenses increased $4.2 million to $68.9 million for the third quarter of 2025, from $64.7 million for the same period in 2024.
Salary and employee benefits increased $5.5 million to $44.8 million for the third quarter of 2025, from $39.3 million for the same period in 2024, primarily due to an increase in headcount of commercial and industrial bankers and support personnel, higher levels of variable compensation associated with an increase in residential mortgage loan originations, and higher medical insurance costs.
Occupancy and equipment increased $0.5 million to $9.6 million for the third quarter of 2025, from $9.1 million for the same period in 2024, primarily due to higher software subscriptions and license fees.
Other noninterest expense was largely unchanged for the third quarter of 2025 as compared to the same period in 2024.

Nine months ended September 30, 2025 and 2024
Our noninterest expenses increased $9.4 million to $199.7 million for the nine months ended September 30, 2025, from $190.4 million for the same period in 2024.
Salary and employee benefits increased $11.8 million to $128.3 million for the nine months ended September 30, 2025, from $116.5 million for the same period in 2024, primarily due to an increase in headcount of commercial and industrial bankers and support personnel, higher levels of variable compensation associated with an increase in residential mortgage loan originations, and higher medical insurance costs.
Occupancy and equipment increased $2.3 million to $28.7 million for the nine months ended September 30, 2025, from $26.4 million for the same period in 2024, primarily due to higher software subscriptions and license fees.
Other noninterest expense increased $0.8 million to $41.0 million for the nine months ended September 30, 2025, from $40.2 million for the same period in 2024, primarily due to higher data processing expenses.
Income Taxes
Three months ended September 30, 2025 and 2024
We recorded income tax expense for the third quarter of 2025 of $5.1 million, compared to income tax expense of $6.1 million for the same period in 2024. The decrease in income tax expense was due to an increase in tax benefit related to low income housing tax credit investments during the third quarter of 2025, compared to the same period in 2024. Our effective tax rate was 18.1% for the third quarter of 2025, compared to 21.5% for the same period in 2024.
Nine months ended September 30, 2025 and 2024
We recorded income tax expense for the nine months ended September 30, 2025 of $17.8 million, compared to $15.7 million for the same period in 2024. The increase in income tax expense was primarily due to our increased income during the nine months ended September 30, 2025. Our effective tax rate was 19.6% for the nine months ended September 30, 2025, compared to 20.9% for the same period in 2024.
Financial Condition
Balance Sheet
Our total assets were $8.5 billion and $8.1 billion, total liabilities were $7.4 billion and $7.1 billion, and total stockholders’ equity was $1.1 billion and $1.0 billion at September 30, 2025 and December 31, 2024, respectively.
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
Our securities available-for-sale increased by $7.0 million to $476.1 million at September 30, 2025, compared to December 31, 2024. During the period ended September 30, 2025, the securities held-to-maturity decreased $1.0 million to $34.2 million.

The following table is a summary of our investment portfolio as of:

	September 30, 2025		December 31, 2024
(In thousands)	Carrying Amount	% of Portfolio	Carrying Amount	% of Portfolio
Available-for-sale:
U.S. treasury	$33,051	6.9%	$31,730	6.8%
U.S. agency	537	0.1%	656	0.2%
Obligations of states and political subdivisions	27,896	5.9%	25,699	5.5%
Mortgage backed - residential	99,491	20.9%	96,279	20.5%
Collateralized mortgage obligations	154,125	32.4%	164,347	35.0%
Mortgage backed - commercial	144,779	30.4%	134,827	28.7%
Other debt	16,235	3.4%	15,538	3.3%
Total available-for-sale	$476,114	100.0%	$469,076	100.0%
Held-to-maturity:
Obligations of states and political subdivisions	$25,845	75.5%	$25,713	73.0%
Mortgage backed - residential	5,762	16.8%	6,373	18.0%
Collateralized mortgage obligations	2,640	7.7%	3,156	9.0%
Total held-to-maturity	$34,247	100.0%	$35,242	100.0%
The following table shows the weighted average yield to average life, which considers expected prepayments, of each category of investment securities as of September 30, 2025:

(In thousands)	One year or less		One to five years		Five to ten years		After ten years
	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield
Available-for-sale:
U.S. treasury	$—	—%	$33,051	1.28%	$—	—%	$—	—%
U.S. agency	39	5.20%	—	—%	498	5.58%	—	—%
Obligations of states and political subdivisions	—	—%	—	—%	23,712	3.22%	4,184	2.39%
Mortgage backed - residential	996	2.49%	26,575	2.29%	28,134	1.95%	43,786	3.55%
Collateralized mortgage obligations	160	2.77%	53,968	3.56%	96,728	2.98%	3,269	4.42%
Mortgage backed - commercial	959	3.85%	75,410	3.56%	68,410	2.81%	—	—%
Other debt	—	—%	7,983	3.84%	6,372	1.85%	1,880	3.75%
Total available-for-sale	$2,154	3.17%	$196,987	3.02%	$223,854	2.80%	$53,119	3.52%
Held-to-maturity:
Obligations of states and political subdivisions	$987	2.06%	$—	—%	$—	—%	$24,858	3.52%
Mortgage backed - residential	98	3.63%	3,190	2.52%	18	5.95%	2,456	3.24%
Collateralized mortgage obligations	68	2.01%	1,548	2.82%	1,024	3.01%	—	—%
Total held-to-maturity	$1,153	2.19%	$4,738	2.62%	$1,042	3.06%	$27,314	3.50%

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
Total loans held-for-investment, net of deferred fees, costs, premiums and discounts were $6.7 billion at September 30, 2025 and $6.4 billion at December 31, 2024.
The following table sets forth the composition of our loan portfolio, as of:

	September 30, 2025		December 31, 2024
(In thousands)	Amount	% of total loans	Amount	% of total loans
Commercial and industrial[1]	$2,945,697	44.1%	$2,627,591	41.2%
Commercial real estate:
Non-owner occupied	725,425	10.9%	752,628	11.8%
Owner occupied	668,172	10.0%	700,867	11.0%
Construction and land	343,803	5.1%	362,677	5.7%
Multifamily	183,504	2.7%	94,355	1.5%
Total commercial real estate	1,920,904	28.7%	1,910,527	30.0%
Residential real estate[2]	1,209,742	18.1%	1,180,610	18.5%
Public finance	516,247	7.7%	554,784	8.7%
Consumer	38,931	0.6%	41,144	0.6%
Other	50,108	0.8%	61,701	1.0%
Total loans	$6,681,629	100.0%	$6,376,357	100.0%
[1] Loans to nondepository financial institutions are included within commercial and industrial. Prior period amounts have been reclassified to conform to the current presentation.
[2] Includes 1-4 family residential construction.

Commercial and industrial loans include loans to commercial customers for use in normal business operations to finance working capital needs, equipment and inventory purchases, other expansion projects and loans to nondepository financial institutions. These loans are made primarily in our market areas and are underwritten on the basis of the borrower’s ability to service the debt from revenue, and are generally extended under our normal credit standards, controls and monitoring systems.
Commercial real estate (“CRE”) loans include owner occupied and non-owner occupied commercial real estate mortgage loans to operating commercial and agricultural businesses, and include both loans for long-term financing of land and buildings and loans made for the initial development or construction of a commercial real estate project. Non-owner occupied CRE loans were 60.8% of the Company’s risk-based capital, or 10.9% of total loans as of September 30, 2025. Non-owner occupied CRE loans associated with office space were $45.1 million, or 0.7% of total loans as of September 30, 2025. Owner occupied CRE loans associated with office space were $160.8 million, or 2.4% of total loans as of September 30, 2025.
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
Other loans consist of lease financing receivables and loans for agricultural production.

Maturities and Sensitivity of Loans to Changes in Interest Rates
The information in the following tables is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following tables summarize the loan maturity distribution by type and related interest rate characteristics as of September 30, 2025:

(In thousands)	One year or less	After one through five years	After five through 15 years	After 15 years	Total
Commercial and industrial	$599,880	$2,058,017	$266,949	$20,851	$2,945,697
Commercial real estate	361,050	1,239,784	270,876	49,194	1,920,904
Residential real estate	98,484	31,984	50,542	1,028,732	1,209,742
Public finance	22,167	192,094	235,489	66,497	516,247
Consumer	14,593	11,895	12,223	220	38,931
Other	1,538	27,057	17,229	4,284	50,108
Total loans	$1,097,712	$3,560,831	$853,308	$1,169,778	$6,681,629

(In thousands)	One year or less	After one through five years	After five through 15 years	After 15 years	Total	Total Loans Maturing After 1 Year
Loans maturing with:
Fixed interest rates
Commercial and industrial	$102,292	$212,911	$144,646	$514	$460,363	$358,071
Commercial real estate	146,036	551,223	47,009	4,528	748,796	602,760
Residential real estate	69,607	24,758	34,785	298,210	427,360	357,753
Public finance	22,167	192,094	232,484	66,497	513,242	491,075
Consumer	3,118	10,930	11,857	—	25,905	22,787
Other	701	17,050	15,343	4,284	37,378	36,677
Total fixed interest rate loans	$343,921	$1,008,966	$486,124	$374,033	$2,213,044	$1,869,123
Floating or adjustable interest rates
Commercial and industrial	$497,588	$1,845,106	$122,303	$20,337	$2,485,334	$1,987,746
Commercial real estate	215,014	688,561	223,867	44,666	1,172,108	957,094
Residential real estate	28,877	7,226	15,757	730,522	782,382	753,505
Public finance	—	—	3,005	—	3,005	3,005
Consumer	11,475	965	366	220	13,026	1,551
Other	837	10,007	1,886	—	12,730	11,893
Total floating or adjustable interest rate loans	$753,791	$2,551,865	$367,184	$795,745	$4,468,585	$3,714,794
Total loans	$1,097,712	$3,560,831	$853,308	$1,169,778	$6,681,629	$5,583,917
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

The following table presents, by loan type, the changes in the allowance for credit losses:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2025	2024	2025	2024
Balance, beginning of period	$82,993	$78,960	$88,221	$80,398
Loan charge-offs:
Commercial and industrial	(9,025)	(1,116)	(20,757)	(20,743)
Commercial real estate	—	(474)	—	(474)
Residential real estate	(66)	—	(66)	(38)
Public finance	(242)	—	(1,922)	—
Consumer	(97)	(52)	(351)	(353)
Other	—	—	(743)	—
Total loan charge-offs	(9,430)	(1,642)	(23,839)	(21,608)
Recoveries of loans previously charged-off:
Commercial and industrial	260	206	381	667
Commercial real estate	11	4	11	9
Residential real estate	51	—	74	8
Public finance	—	—	—	—
Consumer	55	31	142	85
Other	—	—	—	—
Total loan recoveries	377	241	608	769
Net (charge-offs) recoveries	(9,053)	(1,401)	(23,231)	(20,839)
Provision for credit losses[1]	10,100	5,600	19,050	23,600
Balance, end of period	$84,040	$83,159	$84,040	$83,159
Allowance for credit losses to total loans	1.26%	1.29%	1.26%	1.29%
Ratio of net charge-offs to average loans outstanding	0.55%	0.09%	0.48%	0.44%
[1] For the three months ended September 30, 2025 and 2024 we recorded a (benefit) provision for credit losses on unfunded commitments of $— and $(600), respectively. For the nine months ended September 30, 2025 and 2024 we recorded a benefit for credit losses on unfunded commitments of $650 and $900, respectively. For further information, see Note 3 - Loans.

The following table presents net charge-offs (recoveries) to average loans outstanding by loan category:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2025	2024	2025	2024
Commercial and industrial	1.09%	1.12%	0.87%	0.91%
Commercial real estate	—%	0.11%	—%	0.04%
Residential real estate	0.01%	—%	—%	—%
Public finance	0.18%	—%	0.48%	—%
Consumer	0.41%	0.20%	0.71%	0.89%
Other	—%	—%	1.98%	—%

Allocation of Allowance for Credit Losses
The following table presents the allocation of the allowance for credit losses by category and the percentage of loans by category to total loans as of:

	September 30, 2025		December 31, 2024
(In thousands)	Allowance Amount	% of loans in each category to total loans	Allowance Amount	% of loans in each category to total loans
Commercial and industrial	$38,446	44.1%	$38,489	41.2%
Commercial real estate	26,645	28.7%	28,323	30.0%
Residential real estate	14,790	18.1%	15,450	18.5%
Public finance	2,882	7.7%	4,750	8.7%
Consumer	663	0.6%	750	0.6%
Other	614	0.8%	459	1.0%
Total	$84,040	100.0%	$88,221	100.0%
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
The following table sets forth our nonperforming assets as of:

(In thousands)	September 30, 2025	December 31, 2024
Nonaccrual loans:
Commercial and industrial	$44,235	$28,314
Commercial real estate	7,976	9,302
Residential real estate	17,339	20,220
Public finance	—	7,226
Consumer	78	64
Other	—	2,391
Total nonaccrual loans	69,628	67,517
Accrual loans greater than 90 days past due	13	1,533
Total nonperforming loans	69,641	69,050
Other real estate owned and foreclosed assets, net	13,418	5,138
Total nonperforming assets	$83,059	$74,188
Nonaccrual loans to total loans	1.04%	1.06%
Nonperforming loans to total loans	1.04%	1.08%
Nonperforming assets to total assets	0.98%	0.92%
Allowance for credit losses to nonaccrual loans	120.70%	130.66%

Deposits
Deposits represent our primary source of funds. Total deposits increased by $0.4 billion to $7.1 billion at September 30, 2025, compared to December 31, 2024.
We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. The following table presents our deposits by customer type as of:

($ in thousands)	September 30, 2025	December 31, 2024
Consumer
Noninterest bearing deposit accounts	$412,568	$410,303
Interest-bearing deposit accounts:
Demand and NOW deposits	129,148	61,987
Savings deposits	314,953	326,916
Money market deposits	1,885,610	1,516,577
Certificates of deposits	869,077	1,069,704
Total interest-bearing deposit accounts	3,198,788	2,975,184
Total consumer deposits	$3,611,356	$3,385,487
Business
Noninterest bearing deposit accounts	$1,261,929	$1,130,855
Interest-bearing deposit accounts:
Demand and NOW deposits	725,028	669,417
Savings deposits	71,281	75,422
Money market deposits	951,410	915,208
Certificates of deposits	57,225	51,131
Total interest-bearing deposit accounts	1,804,944	1,711,178
Total business deposits	$3,066,873	$2,842,033
Wholesale deposits[1]	$427,186	$444,740
Total deposits	$7,105,415	$6,672,260
[1] Wholesale deposits primarily consist of brokered deposits included in our consolidated balance sheets within certificate of deposits.
The following table sets forth the average balance amounts and the average rates paid on deposits held by us:

	For the three months ended September 30,				For the nine months ended September 30,
	2025		2024		2025		2024
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand deposit accounts	$1,642,346	—%	$1,568,685	—%	$1,587,670	—%	$1,529,793	—%
Interest-bearing deposit accounts:
Interest-bearing demand accounts	755,880	3.40%	615,707	3.88%	726,890	3.38%	568,042	3.88%
Savings accounts and money market accounts	3,244,304	2.34%	2,552,078	1.99%	3,050,564	2.17%	2,514,614	1.84%
NOW accounts	40,312	1.21%	41,830	1.50%	43,505	1.05%	41,590	1.40%
Certificate of deposit accounts	1,397,371	3.64%	1,800,502	4.56%	1,482,529	3.77%	1,812,839	4.63%
Total interest-bearing deposit accounts	5,437,867	2.81%	5,010,117	3.14%	5,303,488	2.78%	4,937,085	3.10%
Total deposits	$7,080,213	2.16%	$6,578,802	2.39%	$6,891,158	2.14%	$6,466,878	2.36%
As of September 30, 2025 and December 31, 2024, approximately $2.6 billion or 36.2% and $2.3 billion or 34.8%, respectively, of our deposit portfolio was uninsured. As of September 30, 2025 and December 31, 2024, approximately $2.0 billion or 28.3% and $1.7 billion or 25.2%, respectively, of our deposit portfolio was uninsured and uncollateralized.

The uninsured, and uninsured and uncollateralized amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.
We actively participate in the IntraFi Cash Service (“ICS”) / Certificate of Deposit Account Registry Service (“CDARS”) program which provides FDIC insurance coverage for clients that maintain larger deposit balances. Deposits in the ICS / CDARS program totaled $0.9 billion, or 12.2% of all deposits as of September 30, 2025, and $0.7 billion, or 11.1% of all deposits as of December 31, 2024.
The following table sets forth the portion of the Bank's time deposits, by account, that are in excess of the FDIC insurance limit, by remaining time until maturity, as of September 30,:

(In thousands)	2025
Three months or less	$94,274
Over three months through six months	88,851
Over six through twelve months	21,878
Over twelve months through three years	3,191
Over three years	659
Total	$208,853
Liquidity
Liquidity refers to our ability to maintain cash flow that is adequate to fund operations, support asset growth, maintain reserve requirements and meet present and future obligations of deposit withdrawals, lending obligations and other contractual obligations.
FirstSun (Parent Company)
FirstSun has routine funding requirements consisting primarily of operating expenses, debt service, and funds used for acquisitions. FirstSun can obtain funding to meet its obligations from dividends collected from its subsidiaries, primarily the Bank, and through the issuance of varying forms of debt. At September 30, 2025, FirstSun had available cash and cash equivalents of $102.1 million and debt outstanding of $78.9 million. On October 1, 2025, FirstSun redeemed $40.0 million of outstanding subordinated notes using available cash and cash equivalents. Management believes FirstSun has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The Bank may declare dividends without prior regulatory approval that do not exceed the total of retained net income for the current year combined with its retained net income for the preceding two years, subject to maintenance of minimum capital requirements. Prior regulatory approval to pay dividends was not required in 2024 and is not currently required. At September 30, 2025, the Bank could pay dividends to FirstSun of approximately $247.6 million without prior regulatory approval. During the three and nine months ended September 30, 2025, the Bank did not pay dividends to FirstSun.
Bank
As more fully discussed in our 2024 Annual Report, we regularly monitor our liquidity position and make adjustments to the balance between sources and uses of funds as we deem appropriate. At September 30, 2025, our liquid assets, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $650.5 million, or 7.7% of total assets, compared to $607.6 million, or 7.5% of total assets, at December 31, 2024. The increase in our liquid assets was primarily due to an increase in cash held at the Federal Reserve. At September 30, 2025, approximately 73% of the investment securities portfolio was pledged as collateral to secure public deposits and repurchase agreements. Our unencumbered available-for-sale securities at September 30, 2025 were $128.3 million, or 1.5% of total assets, compared to $34.5 million, or 0.4% of total assets, at December 31, 2024.

The liability portion of our balance sheet serves as a primary source of liquidity. We plan to meet our future cash needs primarily through the generation of deposits. Customer deposits have historically provided a sizable source of relatively stable and low-cost funds. At September 30, 2025, loans as a percentage of customer deposits were 94.0%, compared with 95.6% at December 31, 2024. For additional information related to our deposits, see Deposits section above. We are also a member of the FHLB and FRB, from which we can borrow for leverage or liquidity purposes. The FHLB and FRB requires that securities and qualifying loans be pledged to secure any advances. Liquidity sources available to us for immediate funding at September 30, 2025, are as follows:

(In thousands)
FHLB borrowings available	$1,372,059
Fed Funds lines	2,216,726
Unused lines with other financial institutions	160,000
Immediate funding availability	$3,748,785
Management believes the Bank has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Capital
Stockholders’ equity at September 30, 2025 was $1.1 billion, compared to $1.0 billion at December 31, 2024, an increase of $86.1 million, or 8.3%.
We did not pay a dividend to our common shareholders for the three and nine months ended September 30, 2025 and 2024.
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
The following table summarizes our material contractual obligations as of September 30, 2025. Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.

(In thousands)	Note Reference	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Deposits:
Deposits without a stated maturity	6	$5,676,150	$5,676,150	$—	$—	$—
Certificates of deposit	6	1,429,265	1,371,430	49,379	6,573	1,883
Securities sold under agreements to repurchase		9,824	9,824	—	—	—
Short-term debt:
FHLB term advances	7	—	—	—	—	—
Long-term debt:
Subordinated debt	7	78,919	40,000	—	—	38,919
Operating leases	15	27,496	2,525	11,581	8,146	5,244
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

	% Change in Net Interest Income As of September 30,		% Change in Economic Value of Equity As of September 30,
Changes in Interest Rate (Basis Points)	2025	2024	2025	2024

+300	8.6%	4.5%	(5.0)%	(7.9)%
+200	5.8%	2.9%	(2.8)%	(4.9)%
+100	2.8%	1.2%	(1.0)%	(2.2)%
Base	—%	—%	—%	—%
-100	2.5%	1.2%	1.6%	2.0%
-200	3.7%	1.2%	1.3%	1.8%
-300	3.4%	(0.3)%	(1.0)%	(0.8)%

Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2025. Based on that evaluation, our principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
b.Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended September 30, 2025, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
FirstSun and its subsidiaries are from time to time subject to claims and litigation arising in the ordinary course of business. For further information regarding legal proceedings, see Note 14 - Commitments and Contingencies under the subheading “Litigation” in our unaudited consolidated financial statements contained in this report.
Item 1A. Risk Factors
Except with respect to the additional risk factors related to the proposed First Foundation merger, which are set forth below, there have been no material changes to the risk factors previously disclosed in our 2024 Annual Report.
Risks With Regard to Merger with First Foundation
Combining FirstSun and First Foundation may be more difficult, costly or time-consuming than expected, and the anticipated benefits and cost savings of the merger and the bank merger may not be realized.
FirstSun and First Foundation have operated and, until the completion of the merger, must continue to operate, independently. The success of the merger and the bank merger, including anticipated benefits and cost savings, will depend, in part, on FirstSun’s ability to successfully combine and integrate the businesses of FirstSun and First Foundation in a manner that permits growth opportunities and does not materially disrupt the existing customer relations or result in decreased revenues due to loss of customers. If FirstSun is unable to successfully achieve these objectives, the anticipated benefits of the merger and the bank merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings of the merger and the bank merger could be less than anticipated, and integration may result in additional and unforeseen expenses.
An inability to realize the full extent of the anticipated benefits of the merger, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results of the combined company, which may adversely affect the value of FirstSun common stock after the completion of the merger.
It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger and the bank merger. If FirstSun experiences difficulties with the integration process, the anticipated benefits of the merger and the bank merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause FirstSun and/or First Foundation to lose customers or cause customers to remove their accounts from FirstSun and/or First Foundation and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of FirstSun and First Foundation during this transition period and for an undetermined period after completion of the merger on the combined company.
Furthermore, the board of directors and executive leadership of the combined companies following the merger will consist of former directors and executive officers from each of FirstSun and First Foundation, as described in the merger agreement. Combining the boards of directors and management teams of each company into a single board and a single management team could require the reconciliation of differing priorities and philosophies.
Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the merger.
Before the merger and the bank merger may be completed, various approvals, consents and non-objections must be obtained from the Office of the Comptroller of the Currency, the Federal Reserve Board and various other bank regulatory, antitrust, insurance and other authorities in the United States. Other approvals, waivers or consents from regulators may also be required. In determining whether to grant these approvals, the regulators consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including due to: an adverse development in either party’s regulatory standing or in any other factors considered by regulators when granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment generally. These regulators also could impose conditions on the completion of the merger or the bank merger or require changes to the terms of the merger or the bank merger. Such conditions or changes could have the effect of delaying or preventing completion of the merger or the bank merger or imposing additional costs on or limiting the revenues of the combined company following the merger and the bank merger, any of which might have an adverse effect on the combined company following the merger.
Additionally, the completion of the merger is conditioned on the absence of certain orders, injunctions or decrees by any court or regulatory agency of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the merger agreement.
In addition, despite the parties’ commitments to use their reasonable best efforts to comply with conditions imposed by regulators, under the terms of the merger agreement, neither FirstSun nor First Foundation will be required, and neither party will be permitted without the prior written consent of the other party, to take actions or agree to conditions that would reasonably be expected to have a material adverse effect on the combined company, after giving effect to the merger.
The success of the merger and the bank merger and integration of FirstSun and First Foundation will depend on a number of uncertain factors.
The success of the merger and the bank merger will depend on a number of factors, including, without limitation:
•FirstSun’s ability to integrate the branches acquired from First Foundation in the merger, which we refer to as the acquired branches, into FirstSun’s current operations;
•FirstSun’s ability to limit the outflow of deposits held by its new customers in the acquired branches and to successfully retain and manage interest-earning assets (i.e., loans) acquired in the merger;
•FirstSun’s ability to control the incremental non-interest expense from the acquired branches in a manner that enables it to maintain a favorable overall efficiency ratio;
•FirstSun’s ability to retain and attract the appropriate personnel to staff and manage the acquired branches;
•FirstSun’s ability to retain the customer relationships from the acquired branches; and
•FirstSun’s ability to earn acceptable levels of interest and non-interest income, including fee income, from the acquired branches.

Integrating the acquired branches will be an operation of substantial size and expense, and may be affected by general market and economic conditions or government actions affecting the financial industry generally. Integration efforts will also likely divert FirstSun’s management’s attention and resources. No assurance can be given that FirstSun will be able to integrate the acquired branches successfully, and the integration process could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect FirstSun’s ability to maintain relationships with clients, customers, depositors and employees, or to achieve the anticipated benefits of the merger and the bank merger. FirstSun may also encounter unexpected difficulties or costs during the integration that could adversely affect its earnings and financial condition, perhaps materially. Additionally, no assurance can be given that the operation of the acquired branches will not adversely affect FirstSun’s existing profitability, that FirstSun will be able to achieve results in the future similar to those achieved by its existing banking business or that FirstSun will be able to manage any growth resulting from the merger and the bank merger effectively.

The merger agreement may be terminated in accordance with its terms and the merger and other transactions contemplated by the merger agreement may not be completed. If the merger is not completed, FirstSun will have incurred substantial expenses without realizing the expected benefits of the merger.

The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include, among others: (i) the approval of the merger by the stockholders of FirstSun and First Foundation; (ii) the receipt of all required regulatory approvals which are necessary to close the merger and the bank merger without the imposition of any materially burdensome regulatory condition; (iii) the absence of any order, injunction, decree or other legal restraint preventing the completion of the merger or any of the other transactions contemplated by the merger agreement or making the completion of the merger illegal; (iv) the effectiveness of the registration statement on Form S-4 registering the shares of FirstSun common stock to be issued in the merger, and the absence of a stop order or proceeding initiated or threatened by the SEC for that purpose; (v) authorization for listing on Nasdaq of the shares of FirstSun common stock to be issued in the merger; (vi) receipt by each party of an opinion from its counsel to the effect that the merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Code; (vii) subject to certain exceptions, the accuracy of the representations and warranties of each party to the merger agreement; and (viii) the prior performance in all material respects by each party of its obligations under the merger agreement.

These conditions to the closing may not be fulfilled in a timely manner or at all, and, accordingly, the merger may not be completed. In addition, the parties can mutually decide to terminate the merger agreement at any time, before or after stockholder approval, or FirstSun or First Foundation may elect to terminate the merger agreement in certain other circumstances.

Each of FirstSun and First Foundation has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement. If the merger is not completed, FirstSun and First Foundation would have to recognize these expenses without realizing the expected benefits of the merger.

If the merger agreement is not completed for any reason, including as a result of either FirstSun stockholders failing to approve the FirstSun merger proposal or First Foundation stockholders failing to approve the First Foundation merger proposal, there may be various adverse consequences and FirstSun may experience negative reactions from the financial markets and from their customers and employees. Additionally, if the merger agreement is terminated, the market price of FirstSun common stock could decline to the extent that the current market prices reflect a market assumption that the merger will be completed. FirstSun also could be subject to litigation related to any failure to complete the merger or to proceedings commenced against FirstSun to perform its obligations under the merger agreement. If the merger agreement is terminated under certain circumstances, either FirstSun or First Foundation may be required to pay a termination fee of $45,089,000 or $31,390,000, respectively, to the other party.

Stockholder litigation could prevent or delay the completion of the merger or otherwise negatively impact the business and operations of FirstSun.

Stockholders of FirstSun and/or First Foundation may file lawsuits against FirstSun, First Foundation and/or the directors and officers of either company in connection with the merger and/or the other transactions contemplated by the merger agreement. Although First Foundation and FirstSun are not aware of any pending lawsuits relating to the merger or any of the transactions contemplated by the merger agreement as of the date of this Quarterly Report on Form 10-Q, lawsuits arising out of the merger or any of the transactions contemplated by the merger agreement could be filed in the future. One of the conditions to the closing is that no order, injunction or decree issued by any court or governmental entity of competent jurisdiction or other legal restraint preventing the consummation of the merger or any of the other transactions contemplated by the merger agreement be in effect. If any plaintiff were successful in obtaining an injunction prohibiting FirstSun or First Foundation defendants from completing the merger or other transactions contemplated by the merger agreement, then such injunction may delay or prevent the effectiveness of the merger or such other transactions and could result in significant costs to FirstSun and/or First Foundation, including any cost associated with the indemnification of directors and officers of each company. If a lawsuit is filed, FirstSun and First Foundation may incur costs in connection with the defense or settlement of any stockholder lawsuits filed in connection with the merger or any of the transactions contemplated by the merger agreement. Such litigation could have an adverse effect on the financial condition and results of operations of FirstSun and First Foundation and could prevent or delay the completion of the merger or the transactions contemplated by the merger agreement.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of FirstSun Capital Bancorp (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q for the quarter ended March 31, 2025).

3.2	Bylaws of FirstSun Capital Bancorp as amended and restated through May 7, 2025 (incorporated by reference to Exhibit 3.2 of the Company's Form 10-Q for the quarter ended March 31, 2025).

4.5	Description of FirstSun Capital Bancorp Capital Stock

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTSUN CAPITAL BANCORP
(Registrant)
/s/ Neal E. Arnold

Date:	November 7, 2025
Neal E. Arnold
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Robert A. Cafera, Jr.

Date:	November 7, 2025
Robert A. Cafera, Jr.
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)