Form 10-K
period 2025-12-31
FIRSTSUN CAPITAL BANCORP
filed 2026-03-06
CIK 1709442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $395.2 million.
As of March 5, 2026, there were approximately 27,923,333 shares of the registrant’s common stock, $0.0001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement (the “2026 Proxy Statement”) for the 2026 Annual Meeting of Shareholders to be held on June 5, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain forward-looking statements that are included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current views with respect to, among other things, statements regarding our proposed merger with First Foundation Inc. (“First Foundation”), including expected timing to close the merger, statements relating to our business strategy, our ability to compete and remain competitive, our assets, business, cash flows, condition (financial or otherwise), credit quality, financial performance, liquidity, short and long-term performance goals, the impact of changes to our key mortgage servicing right valuation assumptions, prospects, results of operations, strategic initiatives, the benefits, cost and synergies of completed acquisitions or dispositions, and the timing, benefits, costs and synergies of future acquisitions, disposition and other growth opportunities. They are not statements of historical or current fact nor are they assurances of future performance, and they generally can be identified by the use of forward-looking terminology, such as “believe,” “expect,” “anticipate,” “intend,” “target,” “estimate,” “continue,” “positions,” “plan,” “strive”, “predict,” “project,” “forecast,” “guidance,” “goal,” “objective,” “prospects,” “possible” or “potential,” by future conditional verbs such as “assume,” “will,” “would,” “should,” “could” or “may,” or by variations of such words or by similar expressions. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time, are difficult to predict and are generally beyond our control and should be viewed with caution.
There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:
•changes in market interest rates and their related impacts on macroeconomic conditions, customer and client behavior, our funding costs, and our loan and securities portfolios;
•changes in the monetary and fiscal policies of the Federal Reserve, and uncertainty concerning interest rates, government shutdowns, debt ceilings or funding for the government, and tariffs and trade policies, can cause volatility in financial markets and could adversely affect our business, financial condition and results of operations;
•the potential effects of events beyond our control that may have a destabilizing effect on financial markets, economic growth, customer and client behavior and the economy in general, such as an increase in unemployment levels, inflation and recessions, U.S. and global trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers, epidemics and pandemics, terrorist activities, wars and other foreign conflicts, essential utility outages, climate change, deterioration in the global economy, instability in the credit markets, disruptions in our customers’ supply chains or disruption in transportation;
•the ability of each of FirstSun and First Foundation to obtain the remaining required governmental approvals of the proposed merger on the timeline expected (which could be affected by government shutdowns), or at all;
•the failure to satisfy other conditions to completion of the proposed First Foundation merger, or any unexpected delay in closing the proposed merger or the occurrence of any event, change or other circumstances that could give rise to the termination of the First Foundation merger agreement;
•the diversion of management’s attention from ongoing business operations and opportunities due to the proposed merger with First Foundation;
•the impact of purchase accounting with respect to the proposed merger with First Foundation, or any change in the assumptions used regarding the assets acquired and liabilities assumed to determine their fair value and credit marks;
•the possibility that the anticipated benefits of the proposed merger with First Foundation, including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of changes in, or problems arising from, general economic and market conditions, interest and exchange rates, monetary policy, laws and regulations and their enforcement, and the degree of competition in the geographic and business areas in which FirstSun and First Foundation operate;
•combining FirstSun and First Foundation and the execution of the planned balance sheet repositioning may be more difficult, costly or time consuming than expected and we may fail to realize the anticipated benefits of the merger;
•the effects of changes in legislation, regulation, policies or administrative practices, whether by judicial, governmental or legislative action and other changes pertaining to banking, securities, taxation, rent regulation and housing, financial accounting and reporting, environmental protection and insurance and our ability to comply with such changes in a timely manner;
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
•cybersecurity risks and the vulnerability of our network and online banking portals, and the systems or parties with whom we contract, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches that could adversely affect our business, financial performance or reputation;
•risks related to the development and use of artificial intelligence;
•risks with respect to our ability to identify and complete future mergers or acquisitions, as well as our ability to successfully expand and integrate those businesses and operations that we acquire, including our proposed merger with First Foundation;
•additional regulatory burdens that will be imposed upon us if our assets exceed $10 billion, which will occur upon the consummation of the proposed merger with First Foundation;
•the risks of expansion into new geographic or product markets;
•the inability to manage strategic initiatives and/or organizational changes;
•our ability to attract and retain key employees;
•an insufficient allowance for credit losses or volatility in the allowance for credit losses resulting from the CECL methodology, either alone or as that may be affected by conditions by changing economic conditions, credit concentrations, inflation, changing interest rates, or other factors;
•changes in accounting principles, policies, practices or guidelines;
•our reliance on third parties to provide key components of our business infrastructure and services required to operate our business;
•the availability of and access to capital;
•failures of internal controls and other risk management systems;
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
We caution readers that the foregoing list of factors is not exclusive, and is not necessarily in order of importance and readers should not place undue reliance on any forward-looking statements. These factors should also be read in conjunction with “Item 1.A. Risk Factors,” included in this report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we do not intend to and disclaim any obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by law.

SUMMARY OF MATERIAL RISKS
An investment in our securities involves risks, including those summarized below. For a more complete discussion of the material risks facing our business, see “Item 1A. Risk Factors.”
Risks Related to Our Pending Merger with First Foundation
•Combining FirstSun and First Foundation may be more difficult, costly or time-consuming than expected, and the anticipated benefits and cost savings of the merger and the bank merger may not be realized.
•All regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the merger.
•The success of the merger, bank merger and integration will depend on a number of uncertain factors.
•The merger agreement may be terminated and the merger may not be completed. If the merger is not completed, we will have incurred substantial expenses without realizing the expected benefits of the merger.
•Stockholder litigation could prevent or delay the completion of the merger or negatively impact our business and operations.
•Shares of our common stock issued in connection with the merger may adversely affect the market price of our common stock.
Risks Related to Our Business, Industry, Markets and Market Interest Rates
•Our business and results of operations may be adversely affected by the financial markets, fiscal, monetary, and regulatory policies, developments impacting the financial services industry specifically and economic conditions generally.
•Inflationary pressures present a potential threat to our results of operations and financial condition.
•Our trust and wealth management business may be negatively impacted by changes in economic and market conditions.
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
•Failure to keep pace with technological change could adversely affect our business.
•Other financial services institutions could experience financial or business stress which could expose us to counter-party risks.
•The value of securities in our investment portfolio may decline in the future.
•Our deposit insurance premiums could be higher in the future, which could reduce our earnings.
Risks Related to Our Lending and Mortgage Banking Activities
•If we fail to effectively manage credit risk, our business and financial condition will suffer.
•Our allowance for credit losses may be insufficient to absorb credit losses, which may adversely affect us.
•We are exposed to higher credit risk by commercial and industrial and commercial real estate lending.
•A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.
•Nonperforming assets may adversely affect our results of operations and financial condition.
•Our mortgage revenue is cyclical and is sensitive to changes in interest rates, economic conditions, housing prices and other factors that could adversely impact our profitability, and we are subject to other risks related to originating and selling mortgage loans that could have a material adverse effect on our financial condition and results of operations.
•U.S. government policy changes could impact our ability to originate and sell mortgages.
•We may be terminated as a servicer of mortgage loans or incur costs if we fail to satisfy our servicing obligations.
•We may be required to repurchase mortgage loans or indemnify buyers against losses in some circumstances.
Risks Related to Our Operations
•We are subject to losses due to errors, omissions or fraudulent behavior by our employees, clients or others.
•Fraud is a major, and increasing, operational risk for us and all banks, and we are at a risk of increased losses from fraud.
•Our ability to conduct and grow our businesses depends on our ability to create, maintain, expand, and evolve an appropriate operational and organizational infrastructure, manage expenses, and recruit and retain personnel.
•We are exposed to the possibility of technology failure and a disruption in our operations.
•A failure in, or breach of, our operational or security systems or infrastructure, or those of our third-party vendors or others, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, result in litigation or investigations, damage our reputation, increase our costs and cause losses.

•Our risk management framework may not be effective in mitigating risks and/or losses.
•Our reputation, which is critical to our success as a community bank, could be damaged by operational failures.
•A failure to retain or hire key employees could harm our business.
•Technological innovations and changes in client habits may change rapidly, which could disrupt or displace traditional financial service providers.
•Our business needs and growth may require us to raise additional capital, which may not be available or may be dilutive.
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
•We may issue stock in mergers and acquisitions that could dilute stockholders and cause our stock price to decline.
•We will be subject to heightened regulatory requirements if we exceed $10 billion in assets, which could increase costs.
•We may be unable to grow our business organically, which could adversely affect our business.
•New lines of business or new products and services may subject us to additional risk.
Legal, Accounting, Tax, Regulatory and Compliance Risks
•We are heavily regulated and that regulation could limit or restrict our activities and adversely affect our results of operations.
•We are, or may become, subject to regulatory requests, reviews, investigations and proceedings.
•Failure to maintain certain regulatory capital levels and ratios could result in regulatory actions.
•We face risks related to noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
•We are subject to numerous laws to protect consumers, including Community Reinvestment Act and fair lending laws, and failure to comply with these laws could result in material penalties or materially restrict our growth and expansion activity.
•The Federal Reserve may require us to commit capital resources to support Sunflower Bank.
•We are party to various claims and lawsuits incidental to our banking and trust and wealth management businesses.
•The expanding laws and regulations and licensing of loan servicing, collection or other aspects of our business and loan sales to third parties may increase our costs of compliance and risks of noncompliance.
•We face regulatory uncertainty due to changing federal regulatory agency priorities and state-level enforcement activity.
•Political dysfunction and volatility within the federal government creates significant potential for major and abrupt shifts in federal policy regarding bank regulation, taxes and the economy.
•Data privacy is a major political concern and laws governing it are new, and they are likely to evolve and expand.
•The preparation of our financial statements in accordance with GAAP requires us to make significant assumptions, estimates and judgments that affect our financial statements and which, if incorrect, could adversely affect our financial results.
•Changes in tax laws, regulations and interpretations or challenges to our income tax provision may adversely affect us.
•Our internal controls and procedures may fail or be circumvented.
Risks Related to Our Common Stock
•The trading volume of our common stock may not provide sufficient liquidity for investors and the trading price of our stock may be subject to significant fluctuations and volatility.
•Our large stockholders exercise significant influence over us, and their interests in us may be different than yours.
•Some provisions of our organizational documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others.
•We do not intend to pay dividends for the foreseeable future.
•An investment in our stock is not an insured deposit and is subject to risk of loss.
•We are an emerging growth company with reduced reporting requirements, which may make our stock less attractive.
•We may issue additional shares in the future.
•Sales by our larger stockholders of substantial amounts of our common stock could depress the market price of our stock.
Risks Related to Environmental, Social and Governance Risks and Climate Change
•We are subject to risk related to environmental liabilities. Additionally, natural disasters and weather-related events exacerbated by climate change could have a negative impact on our results of operations and financial condition.
•We are subject to environmental, social and governance risks that could adversely affect us.

Part I
Item 1. Business
In this report, unless the context suggests otherwise, references to the “Company” or “FirstSun” refers to FirstSun Capital Bancorp, a Delaware corporation, and references to “we,” “us,” and “our” refer to the combined business of FirstSun Capital Bancorp and its wholly-owned subsidiaries, including Sunflower Bank, National Association (“Sunflower Bank” or the “Bank”), Sunflower Wealth Advisors LLC, and FEIF Capital Partners, LLC.
Overview
We are a financial holding company headquartered in Denver, Colorado, providing a full spectrum of deposit, lending, treasury management, wealth management and online banking products and services through our two primary operating subsidiaries—Sunflower Bank, a national banking association headquartered in Dallas, Texas, that operates as Sunflower Bank, N.A. and First National 1870, a division of Sunflower Bank, N.A., and Sunflower Wealth Advisors LLC, a registered investment advisor organized under the laws of the State of Kansas that provides discretionary investment management to retail and institutional accounts. FirstSun has a third wholly-owned subsidiary, FEIF Capital Partners, LLC, a Delaware limited liability company, which is planned to serve as the investment manager of a prospective credit fund.
Sunflower Bank was founded in 1892 and offers a full range of specialized financial services to business customers as well as relationship-focused services to meet personal, business and wealth management financial objectives for its customers throughout Texas, Kansas, Colorado, New Mexico, Arizona, California and Washington and a mortgage lending platform with capabilities in 44 states. Our product line includes commercial and industrial loans and commercial real estate loans, residential mortgage and other consumer loans, a variety of commercial, consumer and private banking deposit products, including noninterest-bearing accounts, interest-bearing demand products, savings accounts, money market accounts and certificates of deposit. Additionally, Sunflower Bank provides treasury management products and services and together with Sunflower Wealth Advisors offers wealth management and trust products including private banking, personal trust and agency accounts, employee benefit and retirement related trust and agency accounts, investment management and advisory agency accounts, and foundation and endowment trust and agency accounts.
As of December 31, 2025, we had consolidated total assets of $8.5 billion, total net loans held-for-investment of $6.6 billion, total deposits of $7.1 billion and total stockholders’ equity of $1.2 billion.
Pending Merger with First Foundation Inc.
On October 27, 2025, we entered into a merger agreement with First Foundation, the holding company of First Foundation Bank, headquartered in Irvine, California, as amended by amendment no. 1 to the merger agreement dated February 6, 2026. Under the merger agreement, First Foundation will merge with and into FirstSun, with FirstSun continuing as the surviving entity. Immediately following the merger, First Foundation Bank will merge with and into Sunflower Bank, with Sunflower Bank continuing as the surviving bank. The consummation of the proposed merger will expand our markets in California and Texas, as well as add new markets in Florida, Nevada and Hawaii.
The merger agreement, as amended, was unanimously approved by the boards of directors of FirstSun and First Foundation, and is subject to customary closing conditions, including receipt of remaining required regulatory approvals. The stockholders of FirstSun and First Foundation approved the merger agreement and transactions contemplated thereby at special stockholders’ meetings held on February 27, 2026. The merger is expected to close early in the second quarter of 2026.
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
In November 2023, the Bank relocated its main office from Denver, Colorado, to Dallas, Texas.
In December 2024, we made the decision to rebrand our mortgage division as Sunflower Bank Mortgage Lending and cease operating under the Guardian Mortgage tradename.
In June 2025, we made the decision to rebrand our registered investment advisor as Sunflower Wealth Advisors LLC and cease operating under the Logia Portfolio Management tradename.
In November 2025, we established Sunflower Insurance Solutions Inc., a wholly owned subsidiary of Sunflower Bank, N.A. Sunflower Insurance Solutions will offer life, long-term care and disability coverage, alongside estate planning and generational wealth transfer solutions.
Our Market Areas
We currently operate our principal executive office at 1400 16th Street, Suite 250, Denver, Colorado 80202, with Sunflower Bank’s main office at 8117 Preston Road, Suite 220, Dallas, Texas 75225. We have a model of delivering relationship-driven banking services with local decision-making to communities throughout Texas, Kansas, Colorado, New Mexico, Arizona, California and Washington. The Bank’s national lines of business include specialty commercial services and a mortgage lending platform with capabilities in 44 states.
Our Business Strategy
Our goal is to build a premier regional bank serving our key markets, primarily through our organic growth strategy of investing in people, technology and infrastructure to create a top-tier banking platform. Our business is focused on providing specialized commercial and consumer banking services to our clients, with an emphasis on key Southwest and Western growth markets. Upon completion of our proposed merger with First Foundation, we will expand our markets in California and Texas, and also add new markets in Florida, Nevada and Hawaii. Our commitment to serving local communities has led to a high-quality core deposit franchise focused in higher growth metropolitan markets as well as stable, non-metropolitan markets that provides a low-cost funding base for our lending opportunities. In addition, our mortgage, wealth management, private banking and treasury management offerings provide revenue diversification and generate fee income. Lastly, we believe our experience as an acquirer with a successful track record of integrating and re-positioning acquired companies complements and will further fuel our organic growth strategy.
Leverage our Relationships and Service Capabilities to Drive Organic Growth. From our modest beginning in 1892, our founders understood that our success would be closely tied to that of the communities in which we operate, and that long-term value creation would require an uncompromising commitment to service and the establishment of enduring relationships with our clients. That vision continues to drive us today, as our 1,177 full-time equivalent employee base, as of December 31, 2025, serves our business and consumer customers throughout Texas, Kansas, Colorado, New Mexico, Arizona, California and Washington. Our core competencies include a relationship-centered and multi-line sales approach, a focus on collaboration across a highly skilled and seasoned team of bankers and a dynamic ability to provide our clients with the highest quality services and solutions. This strategy has enabled us to attract commercial and industrial business customers across our traditional and expanded geographic footprint. The objective is to be a trusted advisor to our clients as they build their businesses with our resources, support and advice.
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

Continue our Greater Texas and Southern California Market Expansion Strategy. The greater Texas market has been a top strategic priority for our organization from an organic and acquisition perspective. We deployed our organic growth strategy in the Dallas, Texas market beginning in late 2019 with a commercial team lift-out that by December 2020 generated significant loans and deposits, making Dallas our fastest growing loan market over this period. In addition to our organic expansion in Dallas, we closed our merger with Pioneer on April 1, 2022, which further increased our Texas loan and deposit portfolios. The Bank’s headquarters was relocated to Dallas, Texas in November 2023. We anticipate continuing to grow our Texas loan and deposit customer base. Beyond our greater Texas strategy, we have also expanded our presence in Southern California markets. With a team of bankers hired during 2024, we now deliver relationship banking to communities around Southern California. In early 2025, we established two new depository branches, one in each of San Diego and Los Angeles, California to support our team of bankers in these areas and further service customers and businesses in these communities. We plan to continue to explore opportunities to serve this market.
Engage in Opportunistic M&A. An important component of the FirstSun story is our expertise and experience in mergers and acquisitions. Our executive team has extensive experience with successful acquisitions and integrations. We plan to continue to evaluate acquisitions that we believe are strategic and could produce attractive returns for our stockholders. These could include fee-based businesses, whole bank or branch acquisitions that we believe would improve or expand our market position into geographies with attractive demographics and business trends, expand our existing branch network in existing or new markets, enhance our earnings power or product and service offerings, or expand our wealth management activities.
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
Commercial and Industrial Loans
Our commercial and industrial loans are typically made to small- and medium-sized manufacturing, service, wholesale and retail businesses for working capital and operational needs and business expansions, including the purchase of capital equipment. Commercial and industrial loans include our specialty lending verticals such as structured finance products, asset based lending and family office. Commercial and industrial also includes our healthcare, SBA and other small business lending products. Commercial and industrial loans generally include lines of credit and loans with maturities of five years or less. Because we have long standing ties to the businesses and professionals operating in our geographic footprint, we seek to tailor our commercial and industrial loan programs to meet the needs of our clients.
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
•Commercial Real Estate Loans. Our commercial real estate (“CRE”) loans consist of both owner-occupied and non-owner occupied commercial real estate loans, construction and land loans, as well as multifamily loans. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as offices, warehouses, production facilities, health care facilities, hotels, mixed-use residential/commercial, retail centers, restaurants, assisted living facilities and self-storage facilities. Non-owner occupied CRE loans were

62.5% of the Company’s risk-based capital, or 11.1% of total loans as of December 31, 2025. Non-owner occupied CRE loans associated with office space were $48.9 million, or 0.7% of total loans as of December 31, 2025. Owner occupied CRE loans associated with office space were $215.5 million, or 3.2% of total loans as of December 31, 2025. We are primarily focused on growing the owner-occupied portion of our commercial real estate loan portfolio.
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
We look to originate quality mortgage loans with a focus on purchase money mortgages. In accordance with our lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight that satisfies secondary market standards as outlined by our investors to the size and complexity of the lending relationship. Mortgage loans are subject to the same uniform lending policies referenced below and consist primarily of loans with relatively stronger borrower credit scores, with an average FICO score of 743 in 2025.
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
•observing appropriate loan-to-value guidelines for collateral-secured loans;
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
Sunflower Bank’s legal lending limit as of December 31, 2025, on loans to a single borrower was $168.0 million (15%) and $279.9 million (25%), for fully secured loans.
Human Capital Resources
We are committed to provide, develop and retain a high performing and highly qualified workforce that fosters a healthy, safe and productive work environment for our employees to maximize individual and organizational potential and position us as an employer of choice.
Employee Profile. As of December 31, 2025, we had 1,186 total employees and 1,177 full-time equivalent employees, primarily located throughout Texas, Kansas, Colorado, New Mexico, Arizona, California and Washington. Our employees are not covered by a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
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
We expect that we will cease to qualify as an emerging growth company beginning with our Annual Report on Form 10-K for the year ended December 31, 2026.
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
In the past year, the scope of the laws and regulations and the intensity of the supervision to which we are subject have decreased in response to the Trump administration’s deregulatory policies. We expect that our business will remain subject to extensive regulation and supervision despite the recent deregulatory environment.
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
Bank Holding Company Regulation
FirstSun owns 100% of the outstanding capital stock of Sunflower Bank, and, therefore, we are considered to be a bank holding company registered under the federal Bank Holding Company Act of 1956 (the “BHC Act”). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Federal Reserve under the BHC Act and its regulations promulgated thereunder.
Permitted Activities
FirstSun is a bank holding company, and has elected to be a financial holding company, which permits us to engage in expanded financial activities as a bank holding company. Under the BHC Act, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, the following activities:
•banking or managing or controlling banks;
•furnishing services to or performing services for our subsidiaries; and
•any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.
Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include, but are not limited to:
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
Financial Holding Company
A bank holding company that qualifies and elects to be treated as a “financial holding company,” such as FirstSun, may engage in a broader array of activities. In summary, a financial holding company can engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities.
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
In 2024, the OCC issued a revised statement of policy on bank merger transactions that introduced additional requirements for reviewing applications under the Bank Merger Act (the “BMA”) and adding a policy statement on the OCC’s substantive approach to evaluating bank mergers under the BMA. However, in May 2025, the OCC rescinded its 2024 policy statement on its review of applications under the BMA and restored the streamlined application and expedited review procedures for evaluating applications under the BMA. Additionally, the DOJ announced its withdrawal from the 1995 Bank Merger Competitive Review Guidelines, indicating that it would apply its 2023 Merger Guidelines to the banking industry.
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
Dividend Payments to Stockholders
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
Banks and holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, off-balance-sheet exposures of 25% or less of total consolidated assets and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed “qualifying community banking organizations” are eligible to opt into the “community bank leverage ratio framework.” A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% is considered to have satisfied the generally applicable risk-based and leverage capital requirements under the Basel III rules and, if applicable, is considered to have met the “well capitalized” ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules, discussed below. In November 2025, federal banking regulators proposed changes to increase flexibility under the community bank leverage ratio framework, including lowering the leverage ratio threshold from 9% to 8%. Public comments on the proposal were open through January 30, 2026; the ultimate scope and timing of any final rule is uncertain. We have not elected to use the community bank leverage ratio framework.
In July 2023, the banking agencies released proposed rules, referred to as the “Basel III Endgame,” to implement major changes to the capital rules for banking organizations with $100 billion or more in assets intended to bring the U.S. capital rules into conformance with the current international capital standards issued by the Basel Committee on Banking Supervision. It is expected that the proposal, if enacted, would significantly increase capital requirements for banking organizations with $100 billion or more in assets, which could indirectly impact smaller institutions, such as FirstSun and the Bank, if larger banking organizations make changes in response to the increased capital requirements. The timeline for finalization of these rules has been delayed and implementation remains uncertain.
Prompt Corrective Action
As an insured depository institution, we are required to comply with the capital requirements promulgated under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). The FDICIA requires each federal banking agency to take prompt corrective action (“PCA”) to resolve the problems of insured depository institutions, including those that fall below one or more prescribed minimum capital ratios. The law requires each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of capital ratios: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” As of December 31, 2025, we maintained capital ratios that exceeded the minimum ratios established for a “well capitalized” institution.
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

Undercapitalized—The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution:
•has a total risk-based capital ratio of less than 8%; or
•has a Tier 1 risk-based capital ratio of less than 6%; or
•has a common equity Tier 1 risk-based capital ratio of less than 4.5%; or
•has a leverage capital ratio of less than 4%.
Significantly Undercapitalized—The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution:
•has a total risk-based capital ratio of less than 6%; or
•has a Tier 1 risk-based capital ratio of less than 4%; or
•has a common equity Tier 1 risk-based capital ratio of less than 3%; or
•has a leverage capital ratio of less than 3%.
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
Dividend Payments to FirstSun
The primary source of funds for FirstSun is dividends from Sunflower Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2025. Notwithstanding the availability of funds for dividends, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain the 2.5% capital conservation buffer. See “Capital and Related Requirements” above.
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
On October 24, 2023, the federal banking agencies issued a final rule to amend the regulations implementing the CRA. The rule significantly expanded the number of areas in which a bank is evaluated, materially changing the tests used to evaluate a bank in those areas and expands the data a bank must collect and report. The final rule was expected to take effect April 1, 2024, with the majority of its operative provisions to become effective January 1, 2026. However, in March 2024, a federal judge granted an injunction to extend the CRA final rule’s effective date, and in July 2025, the federal banking agencies issued a proposal, which, if finalized, will rescind the October 2023 final rule and revert to the CRA framework that existed prior to the October 2023 final rule. Implementation of the October 2023 final rule, which was subject to an injunction and has not taken effect, would have materially changed the CRA framework, including imposing additional costs and changing how CRA performance would be assessed.
Fair Lending Requirements
We are subject to certain fair lending requirements and reporting obligations involving lending operations. A number of laws and regulations provide these fair lending requirements and reporting obligations, including, at the federal level, the Equal Credit Opportunity Act, or the “ECOA,” as amended by the Dodd-Frank Act, and Regulation B, as well as the Fair Housing Act, or the “FHA,” and regulations implementing the FHA. ECOA and Regulation B prohibit discrimination in any aspect of a credit transaction based on a number of prohibited factors, including race or color, religion, national origin, sex, marital status, age, the applicant’s receipt of income derived from public assistance programs, and the applicant’s exercise, in good faith, of any right under the Consumer Credit Protection Act. ECOA and Regulation B include lending acts and practices that are specifically prohibited, permitted, or required, and these laws and regulations proscribe data collection requirements, legal action statute of limitations, and disclosure of the consumer’s ability to receive a copy of any appraisal(s) and valuation(s) prepared in connection with certain loans secured by dwellings. FHA prohibits discrimination in all aspects of residential real-estate related transactions based on prohibited factors, including race or color, national origin, religion, sex, familial status, and handicap. In April 2025, President Trump issued Executive Order 14281 directing federal agencies to eliminate the use of disparate impact liability in their enforcement and supervisory activities. Following the Executive Order, the OCC removed references to “disparate impact” from its fair lending guidance. However, federal fair lending statutes and existing judicial precedent have historically recognized both disparate treatment and disparate impact theories of liability, and the ultimate impact of the Executive Order on supervisory and enforcement practices remains uncertain.
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
•The Secure and Fair Enforcement for Mortgage Licensing Act, the “SAFE Act,” which mandates a nationwide licensing and registration system for residential mortgage loan originators. The SAFE Act also prohibits individuals from engaging in the business of a residential mortgage loan originator without first obtaining and maintaining annual registration as either a federal or state licensed mortgage loan originator;
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
In 2025, the Trump administration initiated a major reduction in force (“RIF”) at the CFPB, which represented nearly 90% of the agency’s total workforce. However, the RIF is the subject of litigation, and the staffing cuts are currently stayed pending the U.S. Court of Appeals for the D.C. Circuit reviewing the case en banc. The impact of these developments on banking organizations subject to CFPB regulation and supervision is still uncertain. States and state attorneys general may increase regulatory, investigative and enforcement activity with respect to consumer protection, in response to changes in regulation, supervision and enforcement of consumer protection laws by federal regulators.
Anti-Money Laundering and the USA Patriot Act
Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The program must comply with the anti-money laundering provisions of the Bank Secrecy Act, or the “BSA.” FirstSun and the Bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions, foreign customers, and other high-risk customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and certain laws provide law enforcement authorities with increased access to financial information maintained by banks. Financial institutions must comply with requirements regarding risk-based procedures for conducting ongoing customer due diligence, which requires the institutions to take appropriate steps to understand the nature and purpose of customer relationships and identify and verify the identity of the beneficial owners of legal entity customers.
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
On January 1, 2021, Congress enacted the National Defense Authorization Act for Fiscal Year 2022, or “NDAA.” Among other things, the NDAA included the Anti-Money Laundering Act of 2020, which provides for one of the most significant overhauls of the BSA and related anti-money laundering laws since the USA Patriot Act. Notably, changes include:
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
Under the USA PATRIOT Act, FinCEN may provide federal banking agencies with lists of individuals suspected of involvement in terrorist activities. The Bank may be required to search its records for relationships or transactions involving individuals on such lists and, if identified, must file a suspicious activity report and notify FinCEN in accordance with applicable regulations.
Anti-money laundering legislation also led to the enactment of the Corporate Transparency Act (“CTA”), which requires certain entities to report beneficial ownership information to FinCEN. The CTA has been subject to legal challenges that created uncertainty regarding its implementation and enforcement. In February 2025, a federal court lifted a prior nationwide injunction that had temporarily blocked enforcement of the CTA, and in March 2025, FinCEN announced that it was eliminating beneficial ownership reporting requirements for domestic reporting companies. FinCEN has indicated that it continues to evaluate potential modifications to the CTA’s implementation in light of regulatory burden and public interest considerations.
The National Defense Authorization Act for Fiscal Year 2025, enacted December 2024, further reflects continued congressional focus on BSA/AML and national security priorities, including coordination among government agencies in monitoring and addressing illicit finance risks.
The Office of Foreign Assets Control
The Office of Foreign Assets Control, or “OFAC,” an office within the U.S. Department of the Treasury, is responsible for administering and enforcing U.S. economic and trade sanctions programs based on U.S. foreign policy and national security objectives. These sanctions, which are implemented through Executive Orders and Acts of Congress, generally prohibit or restrict U.S. persons, including banks, from engaging in transactions with sanctioned individuals, entities, or countries. OFAC publishes lists of designated persons and organizations subject to sanctions, including those suspected of aiding, harboring or engaging in terrorist acts; owned or controlled by, or acting on behalf of sanctioned jurisdictions, and narcotics traffickers. If a bank identifies a prohibited party or transaction involving a person or entity on an OFAC list, it must block or reject the transaction and comply with applicable reporting requirements.
Following Russia’s invasion of Ukraine in February 2022, President Biden expanded sanctions authorities under Executive Order 14024, pursuant to which OFAC imposed extensive sanctions targeting Russian financial institutions, sovereign debt transactions, and related parties, while increasing focus on sanctions evasion. In March 2022, FinCEN issued an alert advising financial institutions to exercise heightened vigilance for potential sanctions evasion and suspicious activity.
Globally, the Financial Action Task Force (“FATF”) periodically updates its lists of jurisdictions subject to increased monitoring, which may affect due diligence requirements for international transactions. BSA/AML compliance and sanctions oversight remain significant areas of supervisory and enforcement focus for federal banking regulators and FinCEN and require ongoing attention by financial institutions.
Financial Privacy and Cybersecurity
Under privacy protection provisions of the Gramm-Leach-Bliley Act of 1999, and related regulations, we are limited in our ability to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third-party. Federal banking agencies, including the OCC, have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the board of directors. These guidelines, along with related regulatory materials, increasingly focus on cybersecurity resilience, incident response preparedness and oversight of third-party relationships used in the provision of financial services.
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
The CFPB issued a final rule in October 2024 implementing Section 1033 of the Consumer Financial Protection Act, requiring covered institutions to provide consumers with access to certain financial data upon request. Although the rule became effective in January 2025, a federal court issued a nationwide injunction in October 2025 blocking enforcement, and the CFPB subsequently initiated a reconsideration process addressing, among other matters, the scope of authorized representatives, potential fees, and data security considerations, and the ultimate scope and timing of any revised rule remain uncertain.
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
As an institution with less than $10 billion in assets, our assessment rates are based on the level of risk we pose to the FDIC’s DIF. For established smaller institutions, such as us, the total base assessment rate is calculated by using supervisory ratings as well as (a) an initial base assessment rate (ranging between five and 32 basis points), (b) an unsecured debt adjustment (which can be positive or negative), and (c) a brokered deposit adjustment.
Upon consummation of our proposed merger with First Foundation, our assets will exceed $10 billion. For banks with over $10 billion in assets, the FDIC uses a performance score and loss-severity score to calculate the bank’s initial FDIC assessment rate. In calculating these scores, the FDIC uses the bank’s capital level and regulatory supervisory ratings and certain financial measures to assess the bank’s ability to withstand asset-related and funding related stress, and make certain adjustments based on risk factors that are not adequately captured in these calculations.
In addition to the ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances. For example, in November 2023, following the closures of Silicon Valley Bank and Signature Bank and in connection with its systemic risk determination announced on March 12, 2023, the FDIC announced a special deposit insurance assessment rate of 13.4 basis points beginning in the first quarterly assessment period of 2024, adjusted to exclude the first $5 billion in deposits for an anticipated total of eight quarterly assessment periods.
The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a notice and hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

CRE Guidance
In December 2015, the federal banking regulators released a statement entitled “Interagency Statement on Prudent Risk Management for Commercial Real Estate Lending,” or the “CRE Guidance.” In the CRE Guidance, the federal banking regulators (a) expressed concerns with institutions that ease CRE underwriting standards, (b) directed financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks, and (c) indicated that they will continue to pay special attention to CRE lending activities and concentrations. The federal banking regulators previously issued guidance in December 2006, entitled “Interagency Guidance on Concentrations in CRE Lending, Sound Risk Management Practices,” which stated that an institution that is potentially exposed to significant CRE concentration risk should employ enhanced risk management practices. Specifically, the guidance states that such institutions that are potentially exposed to significant CRE concentration risk and may warrant greater supervisory scrutiny are those institutions which have (i) total CRE loans representing 300% or more of the institution’s total capital and (ii) the outstanding balance of such institution’s CRE loan portfolio has increased by 50% or more during the prior 36 months. Since 2023, the OCC, FDIC and Federal Reserve have issued multiple reminders and risk bulletins emphasizing prudent CRE risk management due to rising interest rates, declining office valuations and stress in certain property sectors.
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
Fair Access to Financial Services
In recent years, certain states have enacted, or have proposed to enact, statutes, regulations or policies that prohibit financial institutions from denying or canceling products or services to a person or business, or otherwise discriminating against a person or business in making available products or services, on the basis of certain social or political factors or other activities. In August 2025, President Trump signed Executive Order 14331, “Guaranteeing Fair Banking Access for All Americans,” which states that it is the policy of the United States that no American should be denied access to financial services because of their constitutionally or statutorily protected beliefs, affiliations, or political views. The Executive Order directs the Treasury Secretary and federal banking regulators to address politicized or unlawful debanking activities.
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
Available Information
We file reports with the Securities and Exchange Commission (the “SEC”) including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statements, as well as any amendments to those reports and statements. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports and statements filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are also accessible at no cost on our internet website at http://ir.firstsuncb.com after they are electronically filed with the SEC. No information contained on our website is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Item 1A. Risk Factors
An investment in our securities involves various risks, many of which are beyond our control, which could cause our results to differ significantly from management’s expectations. Some of these risk factors are described below. Any risk factor discussed below could, by itself or together with one or more other factors, materially and adversely affect our business, results of operations and/or financial condition, and cause the loss of part or all of the value of an investment in FirstSun. Additional risks and uncertainties not currently known to us or that we currently consider to not be material also may materially and adversely affect us and the value of an investment in our securities. In assessing these risks, you should also refer to other information disclosed in this Form 10-K (and in our subsequent SEC filings), including the financial statements and notes thereto. Any of the risks discussed below could also cause our actual results to differ materially from those discussed, anticipated or implied in these forward-looking statements. See “CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS” above in this report.
Risks Related to Our Pending Merger with First Foundation
Combining FirstSun and First Foundation may be more difficult, costly or time-consuming than expected, and the anticipated benefits and cost savings of the merger and the bank merger may not be realized.
FirstSun and First Foundation have operated and, until the completion of the merger, must continue to operate, independently. The success of the merger and the bank merger, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate our businesses with First Foundation in a manner that permits growth opportunities and does not materially disrupt the existing customer relations or result in decreased revenues due to loss of customers. In addition, the success of the merger will depend, in part, on the successful execution of the planned balance sheet repositioning strategy which contemplates the sale or disposition of certain assets of First Foundation and pay down or run off certain liabilities of First Foundation as part of the balance sheet repositioning (the “balance sheet repositioning”). Execution of the balance sheet repositioning will inherently be subject to market conditions. There is a risk that such conditions will be less favorable than anticipated when the parties entered into the merger agreement and that the balance sheet repositioning may not have the expected effects on our net interest margin, liquidity, or portfolio positioning for potential changes in interest rates. If we are unable to successfully achieve these objectives, the anticipated benefits of the merger and the bank merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings of the merger and the bank merger could be less than anticipated, and integration may result in additional and unforeseen expenses.
An inability to realize the full extent of the anticipated benefits of the merger, as well as any delays encountered in the integration process and the implementation of the balance sheet repositioning, could have an adverse effect upon the revenues, levels of expenses and operating results of the combined company, which may adversely affect the value of our common stock after the completion of the merger. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger and the bank merger. If we experience difficulties with the integration process, the anticipated benefits of the merger and the bank merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause us and/or First Foundation to lose customers or cause customers to remove their accounts from us and/or First Foundation and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of us and First Foundation during this transition period and for an undetermined period after completion of the merger on the combined company.
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
All regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the merger.
Before the merger and the bank merger may be completed, various approvals, consents and non-objections must be obtained. While we have received approval for the bank merger from the Office of the Comptroller of the Currency, the merger and the bank merger remains subject to approval from the Federal Reserve Board and various other antitrust, insurance and other authorities in the United States. Other approvals, waivers or consents from regulators may also be required. In determining whether to grant these approvals, the regulators consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including due to: an adverse development in either party’s regulatory standing or in any other factors considered by regulators when granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment generally. These regulators also could impose conditions on the completion of the merger or the bank merger or require changes to the terms of the merger or the bank merger. Such conditions or changes could have the effect of delaying or preventing completion of the merger or the bank merger or imposing additional costs on or limiting the revenues of the combined company following the merger and the bank merger, any of which might have an adverse effect on the combined company following the merger.
Additionally, the completion of the merger is conditioned on the absence of certain orders, injunctions or decrees by any court or regulatory agency of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the merger agreement.
In addition, despite the parties’ commitments to use their reasonable best efforts to comply with conditions imposed by regulators, under the terms of the merger agreement, neither we nor First Foundation will be required, and neither party will be permitted without the prior written consent of the other party, to take actions or agree to conditions that would reasonably be expected to have a material adverse effect on the combined company, after giving effect to the merger.
The success of the merger and the bank merger and integration of FirstSun and First Foundation will depend on a number of uncertain factors.
The success of the merger and the bank merger will depend on a number of factors, including, without limitation:
•our ability to integrate the branches acquired from First Foundation in the merger into our current operations;
•our ability to implement the balance sheet repositioning strategy;
•our ability to limit the outflow of deposits held by First Foundation customers to successfully retain and manage interest-earning assets (i.e., loans) acquired in the merger;
•our ability to control the incremental non-interest expense acquired in the merger in a manner that enables us to maintain a favorable overall efficiency ratio;
•our ability to retain and attract the appropriate personnel to staff and manage the combined business;
•our ability to retain the customer relationships acquired in the merger; and
•our ability to earn acceptable levels of interest and non-interest income, including fee income.
Integrating our business with the business of First Foundation will be an operation of substantial size and expense, and may be affected by general market and economic conditions or government actions affecting the financial industry generally. Integration efforts will also likely divert our management’s attention and resources. No assurance can be given that we will be able to integrate First Foundation successfully, and the integration process could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees, or to achieve the anticipated benefits of the merger and the bank merger. We may also encounter unexpected difficulties or costs during the integration that could adversely affect our earnings and financial condition, perhaps materially. Additionally, no assurance can be given that the operation of the combined business will not adversely affect our existing profitability, that we will be able to achieve results in the future similar to those achieved by our existing banking business or that we will be able to manage any growth resulting from the merger and the bank merger effectively.
The merger agreement may be terminated in accordance with its terms and the merger and other transactions contemplated by the merger agreement may not be completed. If the merger is not completed, we will have incurred substantial expenses without realizing the expected benefits of the merger.
The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. These conditions to the closing may not be fulfilled in a timely manner or at all, and, accordingly, the merger may not be completed. In addition, the parties can mutually decide to terminate the merger agreement at any time, including after stockholder approval, or we or First Foundation may elect to terminate the merger agreement in certain other circumstances.
We and First Foundation have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement. If the merger is not completed, we and First Foundation would have to recognize these expenses without realizing the expected benefits of the merger.

If the merger is not completed for any reason, there may be various adverse consequences and we may experience negative reactions from the financial markets and from our customers and employees. Additionally, if the merger agreement is terminated, the market price of our common stock could decline to the extent that the current market prices reflect a market assumption that the merger will be completed. We also could be subject to litigation related to any failure to complete the merger or to proceedings commenced against us to perform our obligations under the merger agreement. If the merger agreement is terminated under certain circumstances, either FirstSun or First Foundation may be required to pay a termination fee of $45,089,000 or $31,390,000, respectively, to the other party.
Stockholder litigation could prevent or delay the completion of the merger or otherwise negatively impact our business and operations.
Our stockholders and/or stockholders of First Foundation may file lawsuits against us, First Foundation and/or the directors and officers of either company in connection with the merger and/or the other transactions contemplated by the merger agreement. Although we are not aware of any pending lawsuits relating to the merger or any of the transactions contemplated by the merger agreement as of the date of this report, lawsuits arising out of the merger or any of the transactions contemplated by the merger agreement could be filed in the future. One of the conditions to the closing is that no order, injunction or decree issued by any court or governmental entity of competent jurisdiction or other legal restraint preventing the consummation of the merger or any of the other transactions contemplated by the merger agreement be in effect. If any plaintiff were successful in obtaining an injunction prohibiting us or First Foundation defendants from completing the merger or other transactions contemplated by the merger agreement, then such injunction may delay or prevent the effectiveness of the merger or such other transactions and could result in significant costs to us and/or First Foundation, including any cost associated with the indemnification of directors and officers of each company. If a lawsuit is filed, we and First Foundation may incur costs in connection with the defense or settlement of any stockholder lawsuits filed in connection with the merger or any of the transactions contemplated by the merger agreement. Such litigation could have an adverse effect on the financial condition and results of operations of FirstSun and First Foundation and could prevent or delay the completion of the merger or the transactions contemplated by the merger agreement.
Issuance of shares of our common stock in connection with the merger may adversely affect the market price of our common stock.
In connection with the completion of the merger, we expect to issue approximately 18.7 million shares of our common stock to First Foundation stockholders and approximately 240,400 shares of our common stock to holders of First Foundation equity awards. The issuance of these new shares will significantly increase the number of outstanding shares of our common stock, which will result in dilution to our existing stockholders. The increased supply of our common stock in the market, as well as any sales of these shares, could result in fluctuations in the market price of our common stock, including a possible decrease in the stock price. The market price may also be affected by investor perceptions regarding the merger, the combined company’s future prospects, and other factors.
Risks Related to Our Business, Industry, Markets and Market Interest Rates
Our business and results of operations may be adversely affected by the financial markets, fiscal, monetary, and regulatory policies, developments impacting the financial services industry specifically and economic conditions generally.
General economic, political, social and health conditions in the U.S. and abroad affect markets in the U.S. and our business. In particular, markets in the U.S. may be affected by the level and volatility of interest rates, availability and market conditions of financing, unexpected changes in gross domestic product, economic growth or its sustainability, inflation, supply chain disruptions, consumer spending, employment levels, labor shortages, wage stagnation, federal government shutdowns, developments related to the U.S. federal debt ceiling, energy prices, home prices, commercial property values, bankruptcies, a default by a significant market participant or class of counterparties, fluctuations or other significant changes in both debt and equity capital markets and currencies, liquidity of the global financial markets, the growth of global trade and commerce, trade policies, tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars, the availability and cost of capital and credit, disruption of communication, transportation or energy infrastructure and investor sentiment and confidence. Markets may also be adversely affected by the current or anticipated impact of climate change, extreme weather events or natural disasters, the emergence or continuation of widespread health emergencies or pandemics, cyberattacks or campaigns, military conflict, acts of war or terrorism, international hostilities or other geopolitical events, including any escalation of or increased U.S. involvement in ongoing conflicts, such as those occurring with respect to Russia, Ukraine, Venezuela, Iran and the Middle East. Market fluctuations may impact net interest margin and affect our business liquidity. Also, any sudden or prolonged market downturn in the U.S., as a result of the above factors or otherwise, could result in a decline in net interest income and noninterest income and adversely affect our results of operations and financial condition, including capital and liquidity levels. Events in the financial services industry, such as the high-profile bank failures in 2023 and additional bank failures in 2024 and 2025, may also cause concern and uncertainty about the financial services industry generally, which may result in sudden deposit outflows, increased borrowing and funding costs, and increased competition for liquidity, any of which could have a material adverse impact on our business, financial condition, and results of operations.
Our financial performance generally, and in particular, the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer and whose success we rely on to drive our growth, is highly dependent upon the business environment in the primary markets where we operate and in the United States as a whole. Unlike larger financial institutions that are more geographically diversified, we are a regional bank that provides banking and financial services to customers primarily in Texas, Kansas, Colorado, New Mexico, Arizona, California and Washington. First Foundation operates in California, Florida, Texas, Nevada and Hawaii and, if completed, the proposed merger will provide additional geographic diversity. However, the economic conditions in our current, and potential future, markets may be different from, and in some instances worse than, the economic conditions in the United States as a whole. An economic downturn or prolonged recession can result in a deterioration of our credit quality, an increase in the number of loan delinquencies, defaults and charge-offs, foreclosures, additional provisions for loan losses, adverse asset values, an increase in deposit and funding costs, and a reduction in deposits and assets under management or administration. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that materially and adversely affect our business.
Inflationary pressures present a potential threat to our results of operation and financial condition.
The United States generally and the regions in which we operate specifically have experienced significant inflationary pressures, evidenced by higher gas prices, higher food prices and other consumer items. Inflation represents a loss in purchasing power because the value of investments does not keep up with inflation and erodes the purchasing power of money and the potential value of investments over time. In 2024 and early 2025, continued regional economic uncertainty, exacerbated by persistent inflation, supply chain disruptions and subdued consumer spending has further increased the risks in our primary markets. Accordingly, inflation can result in material adverse effects upon our customers, their businesses and, as a result, our financial position and results of operation. Inflation also can and does generally lead to higher interest rates, which have their own separate risks. Decreased deposit balances could result in our reliance upon higher cost funding sources.
Our trust and wealth management business may be negatively impacted by changes in economic and market conditions and clients may seek legal remedies for investment performance.
Our trust and wealth management business may be negatively impacted by changes in general economic and market conditions because the performance of these businesses is directly affected by conditions in the financial and securities markets. The financial markets and businesses operating in the securities industry are highly volatile (meaning that performance results can vary greatly within short periods of time) and are directly affected by, among other factors, domestic and foreign economic conditions and general trends in business and finance, and by the threat, as well as the occurrence of global conflicts or events, all of which are beyond our control. We cannot assure you that broad market performance will be favorable in the future. Declines in the financial markets or a lack of sustained growth may result in a decline in the performance of our trust and wealth management business and may adversely affect the market value and performance of the investment securities that we manage, which could lead to reductions in our trust and wealth management fees, because they are based primarily on the market value of the securities we manage, and could lead some of our clients to reduce their assets under management by us or seek legal remedies for investment performance. If any of these events occur, the financial performance of our trust and wealth management business could be materially and adversely affected.
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
Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to increases in nonperforming assets, charge-offs and delinquencies, further increases to the allowance for credit losses, and a reduction of income recognized, among others, which could have a material adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. At the same time, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets could have a material adverse impact on our net interest income. Changes in market values of investment securities classified as available for sale are also impacted by interest rates and can negatively impact our other comprehensive income and equity levels through accumulated other comprehensive income, which includes net unrealized gains and losses on those securities. Further, such losses could be realized into earnings should liquidity and/or business strategy necessitate the sales of securities in a loss position. We actively monitor and manage the balances of our maturing and re-pricing assets and liabilities to reduce the adverse impact of changes in interest rates, but there can be no assurance that we will be able to avoid material adverse effects on our net interest margin in all market conditions.
Our cost of funds may increase as a result of general economic conditions, FDIC insurance assessments, interest rates and competitive pressures.
We have traditionally obtained funds through local deposits and thus we have a base of lower cost transaction deposits. Generally, we believe local deposits are a cheaper and more stable source of funds than other borrowings because interest rates paid for local deposits are typically lower than interest rates charged for borrowings from the Federal Reserve or from other institutional lenders. Further, economic conditions and rising interest rates could result in a decrease of our transaction deposit account balances as customers seek to obtain maximum federal deposit insurance coverage or to seek higher interest rates. Additionally, our costs of funds and our profitability and liquidity are likely to be adversely affected if, and to the extent, we have to rely upon higher cost borrowings from the Federal Reserve or other institutional lenders, such as the Federal Home Loan Bank, or upon brokers to fund liquidity needs, and changes in our deposit mix, pricing, and growth could adversely affect our profitability and the ability to expand our loan portfolio. Further, as a result of bank closures or other factors, regulators could increase the cost of our FDIC insurance assessments and affect our profitability.
We are exposed to the possibility that more prepayments may be made by customers to pay down loan balances, which could reduce our interest income and profitability.
Prepayment rates stem from consumer behavior, conditions in the housing and financial markets, general U.S. economic conditions, and the relative interest rates on fixed-rate and adjustable-rate loans. Therefore, changes in prepayment rates are difficult to predict. Recognition of deferred loan origination costs and premiums paid in originating these loans are normally recognized over the contractual life of each loan. As prepayments occur, the rate at which net deferred loan origination costs and premiums are expensed will accelerate. The effect of the acceleration of deferred costs and premium amortization may be mitigated by prepayment penalties paid by the borrower when the loan is paid in part or in full within a certain period of time, which varies between loans. If prepayment occurs after the period of time when the loan is subject to a prepayment penalty, the effect of the acceleration of premium and deferred cost amortization is no longer mitigated.

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
We face substantial competition in all areas of our operations from a variety of different competitors, both within and beyond our principal markets, many of which are larger and may have more financial resources than us. Such competitors primarily include national, super-regional, and internet banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative and regulatory changes and continued consolidation. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can. Further, as a result of the GENIUS Act, passed in 2025, which establishes a regulatory framework for “payment stablecoins” in the U.S., increased competition may emerge from issuers of stablecoins and providers of related technology.
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
In addition, our ability to successfully attract and retain trust and wealth management clients is dependent on our ability to compete with competitors’ investment products, level of investment performance, client services and marketing and distribution capabilities. If we are not successful in attracting new and retaining existing clients, our business, financial condition, results of operations and prospects may be materially and adversely affected. Likewise, rapid adoption of AI by competitors, either in financial services or FinTech, could create significant pressure on pricing, automation, or client satisfaction. If we fail to keep pace with AI-enabled analytics and customer offerings, our competitive positioning could be detrimentally impacted.
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
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services, including those related to AI and migration to the cloud. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business, financial condition and results of operations.
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
As of December 31, 2025, we had a carrying amount of $502.8 million of investment securities. The fair value of our investment securities may be adversely affected by market conditions, including changes in interest rates, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio. We analyze our securities on a quarterly basis to determine if an expected credit loss has occurred. The process for determining whether a credit loss has occurred usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers, we may be required to recognize expected credit losses on our securities in future periods, which could have a material adverse effect on our business, financial condition or results of operations.
Our deposit insurance premiums could be higher in the future, which could have an adverse effect on our future earnings.
The FDIC insures deposits at FDIC-insured depository institutions, such as Sunflower Bank, up to the maximum federal deposit insurance level per account. Our regular assessments are based on average consolidated total assets minus average tangible equity as well as by risk classification, which includes regulatory capital levels and the level of supervisory concern. In addition to ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances.
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
Risks Related to Our Lending and Mortgage Banking Activities
If we fail to effectively manage credit risk, our business and financial condition will suffer.
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
We are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to ensure full repayment. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results and ability to meet our obligations. We evaluate the collectability of our loan portfolio and we maintain an allowance for credit losses on such loans that represents management’s best estimate of current expected losses in our loan portfolio considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the loan portfolio, and in accordance with applicable accounting standards. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. As a result, the determination of the appropriate level of allowance for credit losses uses models, estimates and assumptions which inherently involve a high degree of subjectivity and requires us to make significant estimates related to current and expected future credit risks and trends, all of which may undergo material changes. The ability of our borrowers to repay their obligations will likely be impacted by changes in future economic conditions, which in turn could impact the accuracy of our loss forecasts and allowance estimates. There is also the possibility that we have failed or will fail to accurately identify the appropriate economic indicators, to accurately estimate the timing of future changes in economic conditions, or to estimate accurately the impacts of future changes in economic conditions to our borrowers, which similarly could impact the accuracy of our loss forecasts and allowance estimates.
If the models, estimates, and assumptions we use to establish reserves or the judgments we make in extending credit to our borrowers prove inaccurate in predicting future events, we may suffer unexpected losses. The allowance for credit losses is our best estimate of expected credit losses; however, there is no guarantee that it will be sufficient to address credit losses, particularly if the economic outlook deteriorates significantly and quickly. In such an event, we may increase our allowance for credit losses, which would reduce our earnings and possibly capital. Additionally, to the extent that economic conditions worsen, impacting our consumer and commercial borrowers or underlying collateral, and credit losses are worse than expected, as may be caused by inflation, an economic recession or otherwise, we may increase our provision for loan losses, which could have a material adverse effect on our business, financial condition, and results of operations.
In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in credit loss expense or the recognition of further loan charge-offs, based on judgments different than those of management.
We are exposed to higher credit risk by commercial and industrial and commercial real estate lending.
Commercial and industrial lending and commercial real estate lending usually involves higher credit risks than that of single-family residential lending. At December 31, 2025, approximately 69.6% of our loan portfolio consisted of commercial and industrial and commercial real estate loans. These types of loans generally involve larger loan balances to a single borrower or groups of related borrowers.
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
As of December 31, 2025, our commercial real estate loans were equal to 161.8% of our total risk-based capital. The banking regulators give commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement enhanced underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.
A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.
A significant portion of our loans are secured by real estate. As of December 31, 2025, approximately 48.6% of our loan portfolio had real estate as primary collateral (owner occupied, non-owner occupied, non-residential construction, multifamily, and residential). Additionally, certain loans may have real estate as a secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Deterioration in the real estate market could cause us to adjust our opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an additional increase in our provisions for credit losses, which could also adversely affect our business, financial condition, and results of operations.
Nonperforming assets take significant time and resources to resolve and adversely affect our results of operations and financial condition.
At December 31, 2025, we had a total of approximately $72.3 million of nonperforming assets or approximately 0.85% of total assets. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs and adversely affecting our efficiency ratio. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels regulators believe are appropriate in light of the ensuing risk profile. In addition, the resolution of nonperforming assets requires significant commitments of time from management, which may materially and adversely impact their ability to perform their other responsibilities. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.
Our mortgage revenue is cyclical and sensitive to changes in interest rates, economic conditions, housing prices and other factors which would adversely impact our profitability.
Our mortgage division originates, sells and services residential mortgage loans. Changes in interest rates, economic conditions, housing prices, applicable government regulations and pricing decisions by our loan competitors may adversely affect demand for our residential mortgage loan products, the revenue realized on the sale of loans, the revenues received from servicing such loans for others and, ultimately, reduce our net income. In particular, when rates are higher, client activity (and our related income) tends to be muted. Lower rates tend to foster higher activity. In addition, new regulations, increased regulatory reviews, and/or changes in the structure of the secondary mortgage markets which we utilize to sell mortgage loans may increase costs and make it more difficult to operate a residential mortgage origination business. Our revenue from the mortgage banking business was $47.1 million in 2025 and $39.0 million in 2024. This revenue could decline in future periods if interest rates rise or remain elevated or if the other risks highlighted in this paragraph are realized, which will adversely affect our profitability.

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
Elimination of the traditional roles of Fannie Mae and Freddie Mac, or any changes to the nature or extent of the guarantees provided by Fannie Mae and Freddie Mac or the fees, terms and guidelines that govern our selling and servicing relationships with them, could also materially and adversely affect our ability to sell and securitize loans through our loan production segment, and the performance, liquidity and market value of our investments. Moreover, any changes to the nature of the GSEs or their guarantee obligations could redefine what constitutes an Agency MBS and could have broad adverse implications for the market and our business, financial condition, liquidity and results of operations. The U.S. government has also considered, and may in the future consider, the recapitalization or privatization of Fannie Mae and Freddie Mac, including through an initial public offering, which could alter the scope or perceived strength of their guarantees and increase uncertainty in the Agency MBS market.

We may be terminated as a servicer of mortgage loans, be required to repurchase a mortgage loan or reimburse investors for credit losses on a mortgage loan, or incur costs, liabilities, fines and other sanctions if we fail to satisfy our servicing obligations, including our obligations with respect to mortgage loan foreclosure actions.
We acted as servicer for approximately $6.3 billion of residential loans owned by third parties as of December 31, 2025. As a servicer for those loans we have certain contractual obligations, including foreclosing on defaulted mortgage loans or, to the extent applicable, considering alternatives to foreclosure such as loan modifications or short sales. If we commit a material breach of our obligations as servicer, we may be subject to termination if the breach is not cured within a specified period of time following notice, causing us to lose servicing income.
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
When mortgage loans are sold, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to purchasers, guarantors and insurers, including the GSEs, about the mortgage loans and the manner in which they were originated. Whole loan sale agreements may require repurchase or substitute mortgage loans, or may require that we indemnify buyers against losses, in the event we breach these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of early payment default of the borrower on a mortgage loan. If repurchase and indemnity demands increase and such demands are valid claims and are in excess of our provision for potential losses, our liquidity, results of operations and financial condition may be adversely affected.
Risks Related to Our Operations
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

Fraud is a major, and increasing, operational risk for us and all banks, and we are at risk of increased losses from fraud.
Increased and evolving activity perpetrated by bad actors intending to defraud, misappropriate property, or circumvent the law using different channels, products, and means may outpace and outmaneuver our anti-fraud measures, control environment and monitoring activities impacting clients, employees, and stakeholders. Fraud attacks in the banking sector have surged in recent years, driven by increasingly sophisticated and rapid techniques. Many bad actors, often linked to large criminal organizations, share strategies to execute schemes, such as debit and credit card fraud, peer-to-peer payment fraud, counterfeit checks, wire fraud, social engineering, ATM skimming, and phishing, and recent advances in artificial intelligence may make it more difficult to detect fraud. Fraudulent schemes exploit products like real-time payments, ACH, and wire transfers to steal funds. Fraudsters impersonate legitimate clients using stolen identities, employ other individuals to interact with Sunflower Bank, or create fraudulent identities. In some cases, fraud is even committed by existing clients. A failure to detect, prevent, and address fraud could result in financial loss to us or our clients, loss of confidence in our security measures, client dissatisfaction, litigation exposure, regulatory investigations, fines, penalties or intervention, reimbursement, or other compensatory costs (including the costs of credit monitoring services), additional compliance costs, and harm to our reputation, all of which could adversely affect us.
Our ability to conduct and grow our businesses is dependent in part upon our ability to create, maintain, expand, and evolve an appropriate operational and organizational infrastructure, manage expenses, and recruit and retain personnel with the ability to manage a complex business.
Operational risk can arise in many ways, including: errors related to failed or inadequate physical, operational, information technology, or other processes; faulty or disabled computer or other technology systems; fraud, theft, physical security breaches, electronic data and related security breaches, or other criminal conduct by associates or third parties; and exposure to other external events. Inadequacies may present themselves in myriad ways. Actions taken to manage one risk may be ineffective against others. For example, information technology systems may be sufficiently redundant to withstand a fire, incursion, malware, or other major casualty, but they may be insufficiently adaptable to new business conditions or opportunities. Efforts to make systems more robust may make them less adaptable, and vice-versa. Also, our efforts to control expenses, which is a priority for us, increases our operational challenges as we strive to maintain client service and compliance at high quality and lower-cost.
We are exposed to the possibility of technology failure and a disruption in our operations may adversely affect our business.
We rely on our computer systems and the technology of outside service providers. Our daily operations depend on the operational effectiveness of their technology. We rely on our systems to accurately track and record our assets and liabilities. If our computer systems or outside technology sources become unreliable, fail, or experience a breach of security, our ability to maintain accurate financial records may be impaired, which could materially affect our business operations and financial condition. In addition, a disruption in our operations resulting from failure of internet and telecommunication systems, loss of power, interruption of other utilities, natural disaster, fire, global climate changes, computer hacking or viruses, failure of technology, terrorist activity or the domestic and foreign response to such activity or other events outside of our control could have an adverse impact on the financial services industry as a whole and/or on our business. Our business recovery plan may not be adequate and may not prevent significant interruptions of our operations or substantial losses. The increased number of cyberattacks during the past few years has further heightened our attention to this risk. As such, we are continuously reviewing and implementing additional security controls and generally expanding our cybersecurity team to monitor and assist with the mitigation of this ever-increasing risk.
A failure in, or breach of, our operational or security systems or infrastructure, or those of our third-party vendors and other service providers or other third parties, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, result in litigation or investigations, and damage our reputation, increase our costs and cause losses.
We rely heavily on communications and information systems to conduct our business. Information security risks for financial institutions such as ours have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties, any of which may see their effectiveness increase as a result of artificial intelligence (“AI”), including the use of generative AI to conduct more sophisticated social engineering attacks on us or our clients. As client, public, and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting and data processing systems, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics (such as the COVID-19 pandemic); events arising from local or larger scale political or social matters, including terrorist acts; and cyber-attacks.
As noted above, our business relies on our digital technologies, computer and email systems, software, and networks to conduct our operations. Our computer systems and network infrastructure and those of our suppliers, service providers and clients are continuously targeted in cyberattacks and vulnerable to damage or interruption from, among other things, fraud, denial of service attacks, social engineering schemes (such as phishing), hacking, malware or ransomware intrusion, data corruption attempts, terrorist activities, or identity theft. Although we have information security procedures and controls in place, our technologies, systems, networks, and our clients’ devices may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our clients’ confidential, proprietary and other information, or otherwise disrupt our or our clients’ or other third parties’ business operations. Third parties with whom we do business or that facilitate our business activities, including financial intermediaries, or vendors that provide services or security solutions for our operations, and other third parties, have been and, in the future, could again be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. While regulatory expectations for vendor oversight have intensified, requiring enhanced due diligence and ongoing monitoring, failure of third-party controls could result in operational disruptions or data breaches, which could expose us to supervisory criticism, regulatory enforcement actions, customer remediation obligations, increased compliance costs, reputational harm and potential liability, any of which could materially adversely affect our business, financial condition and results of operations.
While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Our risk and exposure to these matters remains heightened because of the evolving nature of these threats. As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and clients, or cyber-attacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in client attrition, litigation, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.
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
If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, or at all, which could have a material adverse effect on our business, financial condition, results of operation and future prospects.
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

Our business needs and future growth may require us to raise additional capital, but that capital may not be available or may be dilutive.
We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. We may need to incur additional debt or equity financing in the future to make strategic acquisitions, fund future growth or investments or to strengthen our capital position. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control and our financial performance. Accordingly, we cannot provide assurance that such financing will be available to us on acceptable terms or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, our current stockholders’ interests could be diluted.
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
We anticipate we will continue to rely primarily on deposits, loan repayments, and cash flows from our investment securities to provide liquidity. However, from time to time, secondary sources may be used to augment our primary funding sources. Secondary sources may include FHLB advances, brokered deposits, secured and unsecured federal funds lines of credit from correspondent banks, Federal Reserve borrowings and/or accessing the equity or debt capital markets. The availability of these secondary funding sources is subject to broad economic conditions, to regulation and to investor assessment of our financial strength and, as such, the cost of funds may fluctuate significantly and/or the availability of such funds may be restricted, thus impacting our net interest income, our immediate liquidity and/or our access to additional liquidity. Additionally, if we fail to remain “well-capitalized” our ability to utilize brokered deposits may be restricted. We have somewhat similar risks to the extent high balance core deposits exceed the amount of deposit insurance coverage available.
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
We rely on bank deposits to be a low-cost and stable source of funding. In addition, our future growth will largely depend on our ability to maintain and grow a strong core deposit base. If we are unable to continue to attract and retain core deposits, to obtain third-party financing on favorable terms, or to have access to interbank or other liquidity sources, we may not be able to grow our assets as quickly. Deposit levels may be affected by various industry factors, including general interest rate levels, returns available to customers on alternative investments, conditions in the financial services industry specifically and general economic conditions that impact the amount of liquidity in the economy and savings levels, and also by factors that impact customers’ perception of our financial condition and capital and liquidity levels. If a large number of our depositors or depositors with a high concentration of deposits sought to withdraw their deposits suddenly, we could encounter difficulty meeting such a significant deposit outflow, which could negatively impact our profitability, reputation, and liquidity. Significant unanticipated deposit outflows have occurred at other financial institutions, and may occur in the future, compounded by advances in technology that increase the speed at which deposits can be moved from bank to bank or outside the banking system, as well as the speed and reach with which information, concerns, and rumors can spread through media, in each case potentially exacerbating liquidity concerns. While we believe our funding sources are adequate to meet any significant unanticipated deposit withdrawal, we may not be able to manage the risk of deposit volatility effectively, which could have a material adverse effect on our liquidity, business, financial condition, and results of operations. We also compete with banks and other financial services companies for deposits. If our competitors raise the rates they pay on deposits in response to interest rate changes initiated by the Federal Reserve or for other reasons of their choice, our funding costs may increase, either because we raise our rates to retain deposits or because of deposit outflows that require us to rely on more expensive sources of funding. In addition, we could experience deposit outflows as a result of depositors seeking to maximize deposit insurance by limiting their deposits at a single financial institution to the maximum federal deposit insurance level. Higher funding costs could reduce our net interest margin and net interest income. Any decline in available funding could adversely affect our ability to continue to implement our business strategy which could have a material adverse effect on our liquidity, business, financial condition and results of operations.
We may be adversely affected by risks associated with mergers and acquisitions, including execution risk, which could disrupt our business and dilute stockholder value.
In accordance with our strategic plan, we evaluate opportunities to acquire other banks and branch locations, as well as other service fee generating lines of business, such as service fee-based advisory and trust services. As a result, we may engage in mergers, acquisitions, such as our proposed merger with First Foundation, and other transactions that could have a material effect on our operating results and financial condition, including short and long‑term liquidity.
Our merger and acquisition activities could be material and could require us to issue a significant number of shares of our common stock or other securities and/or to use a substantial amount of cash, other liquid assets, and/or incur debt.
Our merger and acquisition activities, including our proposed merger with First Foundation, could involve a number of additional risks, including the risks of:
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
If the proposed First Foundation merger is completed, holders of our common stock will have a reduced ownership and voting interest in the combined company and will exercise less influence over management. See the risk factor entitled “Issuance of shares of our common stock in connection with the merger may adversely affect the market price of our common stock” for more information on the shares of common stock we expect to issue to First Foundation stockholders in the merger.
We will be subject to heightened regulatory requirements if we exceed $10 billion in assets, which could increase costs.
The Dodd-Frank Act imposes additional regulatory requirements on financial institutions with $10 billion or more in assets. We had $8.5 billion in assets as of December 31, 2025. Upon consummation of our proposed merger with First Foundation, our assets will exceed $10 billion. As a result, we will become subject to the additional regulatory requirements, increased supervision and increased costs, including the following:
•supervision, examination and enforcement by the CFPB with respect to consumer protection laws;
•a different methodology for calculating FDIC insurance assessments and potentially higher assessment rates for institutions with $10 billion or more in assets;
•heightened compliance standards under the Volcker Rule; and
•Enhanced supervision as a larger financial institution;
Under the Durbin Amendment to the Dodd-Frank Act, institutions with $10 billion or more in assets are also subject to a cap on the interchange fees that may be charged in certain electronic debit and prepaid card transactions. The imposition of these regulatory requirements and increased supervision may require us to commit additional financial resources to regulatory compliance and may increase our cost of operations.

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
Legal, Accounting, Tax, Regulatory and Compliance Risks
We are heavily regulated and that regulation could limit or restrict our activities and adversely affect our results of operations or financial condition.
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
Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our stockholders. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes, and regulations and laws may be modified at any time, and new legislation may be enacted that will affect us or our subsidiaries.

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
Pressures to maintain appropriate capital levels and address business needs in a changing economy could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could be dilutive or otherwise have an adverse effect on our stockholders. Such actions could include: reduction or elimination of dividends; the issuance of common or preferred stock, or securities convertible into stock; or the issuance of any class of stock having rights that are adverse to those of the holders of our existing classes of common or preferred stock. In addition, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions or make share repurchases or redemptions. Higher capital levels could also lower our return on equity. Additional information concerning these risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears: under the captions Capital and Related Requirements in Item 1 of this report; under the caption “Capital” of Part II, Item 7; and “Note 17 - Regulatory Capital Requirements,” under Part II, Item 8.
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
We are subject to numerous federal and state laws to protect consumers, including Community Reinvestment and fair lending laws, and failure to comply with these laws could lead to material penalties and materially restrict our organic growth and strategic growth and expansion activity.
Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The U.S. Department of Justice, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Regulatory standards and enforcement priorities in this area may change over time, including through changes in interpretations, supervisory guidance or enforcement approaches. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.
In addition, federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. Although it is our policy not to make predatory loans, these laws and related rules create the potential for increased liability with respect to our lending and loan investment activities. They also increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.
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
Some of the services we provide, such as trust and wealth management services, require us to act as fiduciaries for our customers and others. Customers make claims and on occasion take legal action pertaining to our performance of our fiduciary responsibilities. In addition, evolving regulatory standards, litigation theories and fiduciary expectations may increase the scope or frequency of such claims. Whether customer claims and legal action related to our performance of our fiduciary responsibilities are founded or unfounded, if such claims and legal action are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services as well as impact customer demand for those products and services. Any financial liability or reputational damage could have a material adverse effect on our business, which, in turn, could have a material adverse impact on our financial condition and results of operations.
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
We face regulatory uncertainty due to changes in federal banking agency priorities, potential shifts in government leadership and state-level enforcement activity.
Change in Congressional composition, presidential administrations and agency leadership may result in a shift in regulatory priorities and policy direction. Changes in policies and priorities or leadership at federal banking agencies, including the Federal Reserve, the OCC, the FDIC and the CFPB, likewise, could materially affect our regulatory obligations, supervisory expectations and enforcement environment. Under the Trump administration, federal regulatory agencies have scaled back certain supervisory and enforcement initiatives and proposed or adopted new standards focused on deregulation and fostering digital asset growth. Because regulatory priorities may change with future administrations or legislative action, the prospects for significant banking reform and the long-term regulatory framework applicable to our business remain uncertain.
At the same time, reductions or shifts in federal regulatory and enforcement activity in certain areas may lead to increased oversight and enforcement by states and state attorneys general. Although, as a national bank, we benefit from federal preemption under the National Bank Act with respect to certain state laws, the scope and application of preemption may be subject to legal challenge. As federal regulatory and enforcement activity in some areas has decreased, states and state attorneys general have increased their enforcement efforts under state consumer protection laws and, in some cases, by asserting authority to enforce federal statutes at the state level, leading to more fragmented and potentially conflicting enforcement environments across multiple jurisdictions. State enforcement actions and investigations may target areas such as consumer financial services, unfair and deceptive practices, lending and pricing practices and other conduct that might not currently be a focus of federal enforcement, creating compliance challenges and potential liability. The cumulative effect of these federal and state regulatory developments, and the potential for further changes in regulatory interpretation or enforcement priorities, increases uncertainty and could adversely affect our business, financial condition and results of operation.
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
Management must make significant assumptions and estimates and exercise significant judgment in selecting and applying accounting and reporting policies. In some cases, management must select a policy from two or more alternatives, any of which may be reasonable under the circumstances, which may result in reporting materially different results than would have been reported under a different alternative. The estimate that is consistently one of our most critical is the level of the allowance for credit losses. However, other estimates can be highly significant at discrete times or during periods of varying length, for example the valuation (or impairment) of our deferred tax assets. Estimates are made at specific points in time. As actual events unfold, estimates are adjusted accordingly. Due to the inherent nature of these estimates, it is possible that, at some time in the future, we may significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the provided allowance, or we may recognize a significant provision for impairment of assets, or we may make some other adjustment that will differ materially from the estimates that we make today. These judgments are often based on assumptions about future economic conditions, borrower behavior, interest rates and market conditions, which may materially differ from actual outcomes. Moreover, in some cases, especially concerning litigation and other contingency matters where critical information is inadequate, often we are unable to make estimates until fairly late in a lengthy process.
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
Risks Related to FirstSun Common Stock and Market Risk
The trading volume in our common stock, may not provide adequate liquidity for investors.
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
In addition, the total number of our outstanding shares less the shares beneficially owned by our directors, executive officers and greater than 5% stockholders, is quite limited. Accordingly, shareholders should consider the potential illiquid and long-term nature of an investment in our common stock.
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
Our larger stockholders exercise significant influence over us, and their interests may be different than yours.
Certain of our larger stockholders own, in the aggregate, approximately 69.1% of our common stock. As a result, our larger stockholders exercise significant influence over us through such ownership.
In addition, certain of our larger stockholders are currently entitled to designate nominees for three of our nine director seats, in each case, so long as certain stock ownership thresholds are maintained, and a fourth nominee designation right has been granted to a large stockholder to be effective upon the earlier of (i) the closing of the merger with First Foundation and (ii) our 2026 annual meeting of the stockholders. Pursuant to the merger agreement with First Foundation, if the merger is closed, the combined company’s board of directors will consist of thirteen members, and two additional nominee designation rights will be provided to two of First Foundation’s larger stockholders such that our larger stockholders will be entitled to designate nominees for six of the thirteen director seats. The directors nominated by these larger stockholders will have significant authority to make decisions affecting our business, including, among others, the issuance of additional capital stock, the incurrence of additional indebtedness, mergers and acquisitions, the decision of whether or not to declare dividends and other extraordinary corporate matters.
The interests of our larger stockholders may conflict with the interests of our stockholders. For example, some or all of our larger stockholders may support certain long-term strategies or objectives for us that may not be accretive to our stockholders in the short term. The concentration of ownership may also delay, defer or even prevent a change in control of FirstSun, even if such a change in control would benefit our other stockholders, and may make some transactions more difficult or impossible without the support of our larger stockholders.

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
In addition, we are in the process of declassifying our board of directors such that all members of the board will be elected annually; however, that process will not be complete until our 2028 annual meeting of stockholders. In addition, certain of our larger stockholders are currently entitled to designate nominees for three of our nine director seats, in each case, so long as certain stock ownership thresholds are maintained, and a fourth nominee designation right has been granted to a large stockholder to be effective upon the earlier of (i) the closing of the merger with First Foundation and (ii) our 2026 annual meeting of the stockholders. Pursuant to the merger agreement with First Foundation, if the merger is closed, the combined company’s board of directors will consist of thirteen members, and two additional nominee designation rights will be provided to two of First Foundation’s larger stockholders such that our larger stockholders will be entitled to designate nominees for six of the thirteen director seats.
We do not intend to pay dividends for the foreseeable future.
We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. As a result, a stockholder may only receive a return on their investment in our common stock if the trading price of our common stock increases.
Also, as a bank holding company, our ability to pay dividends is affected by the policies and enforcement powers of the Federal Reserve and any future payment of dividends will depend on the Bank’s ability to make distributions and payments to the Company as our principal source of funds to pay such dividends. The Bank is also subject to various legal, regulatory and other restrictions on its ability to make distributions and payments to the Company. In addition, in the future, we may enter into borrowing or other contractual arrangements that restrict our ability to pay dividends. As a consequence of these various limitations and restrictions, we may not be able to pay dividends on our common stock. See “Item 1. “Business –Supervision and Regulation—Bank Holding Company Regulation—Dividend Payments to Stockholders” for additional information.
An investment in our common stock is not an insured deposit and is subject to risk of loss.
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

We expect that we will cease to qualify as an emerging growth company beginning with our Annual Report on Form 10-K for the year ended December 31, 2026. We may take advantage of some or all of these provisions until we cease to qualify as an emerging growth company. We will cease to be an emerging growth company upon the earliest of: (i) the first fiscal year following the fifth anniversary of our first sale of common equity securities pursuant to an effective registration statement; (ii) the first fiscal year after our annual gross revenues are $1.235 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the date on which the market value of our common stock held by non-affiliates exceeded $700 million at the end of the second quarter of that fiscal year. Investors may find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.
We may issue additional shares of stock or equity derivative securities that may dilute the percentage ownership of existing stockholders and the book value per share of our common stock, which may cause the price of our common stock to decline and adversely affect the terms on which we may obtain additional capital.
Issuances of our common stock or equity derivative securities, or the perception that these issuances could occur, could cause the market price of our common stock to decline and make it more difficult for us to sell equity or equity-related securities in the future, at a time and place that we deem appropriate. Accordingly, the market price of our common stock could be adversely affected by actual or anticipated issuances of a significant number of shares of our common stock in the future.
We are currently authorized to issue up to 50,000,000 shares of our common stock, and to issue up to 10,000,000 shares of preferred stock, without further stockholder approval. As of March 5, 2026, we had 27,923,333 shares of common stock outstanding and no shares of preferred stock outstanding.
In connection with our proposed merger with First Foundation, our stockholders have approved an amendment to our certificate of incorporation to increase the number of authorized common shares we can issue from 50,000,000 to 80,000,000, and to authorize 20,000,000 shares of non-voting common stock (which is in addition to the 80,000,000 shares of authorized common stock), all of which we will be able to issue without further stockholder approval. We intend to file such amendment to our certificate of incorporation on or prior to the closing of our proposed merger with First Foundation and such amendment will become effective upon filing with the Secretary of State of the State of Delaware.
We may issue additional shares of our stock or equity derivative securities in the future pursuant to current or future equity compensation plans, in connection with future acquisitions or financings (including in connection with our proposed merger with First Foundation), or to raise additional capital to support our growth or to otherwise strengthen our balance sheet. Any issuance of shares of our stock or derivative equity securities will dilute the percentage ownership of our shareholders, may dilute the book value per share of our common stock, may dilute the economic and voting ownership interest of our existing stockholders, and could have a material negative effect on the value of our common stock.
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
Risks Related to Environmental and Climate Change
We are subject to risk related to environmental liabilities.
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
We are subject to environmental, social and governance, or ESG, risks that could adversely affect our reputation, the trading price of our common stock and/or our business, operations, and earnings.
We have multiple stakeholders, among them stockholders, customers, employees, federal and state regulatory authorities, and political entities. Often those stakeholders have differing, and sometimes conflicting, priorities and expectations regarding ESG issues. In addition, certain federal and state laws and regulations related to ESG issues may include provisions that conflict with other laws and regulations, which may increase our costs or limit our ability to conduct business in certain jurisdictions. For example, there is an increasing number of state-level anti-ESG initiatives in the U.S. that may conflict with other regulatory requirements or our various stakeholders’ expectations. In addition, corporate diversity, equity and inclusion (“DEI”) practices have come under increasing scrutiny. The federal executive branch agencies are expected to continue their focus on DEI programs and policies, including to further define what may constitute an “illegal” DEI program or policy. Such divergent, sometimes conflicting views on ESG-related matters increase the risk that any action or lack thereof by us on such matters will be perceived negatively by some stakeholders. Failing to comply with expectations and standards from investors, customers, regulators, policymakers and other stakeholders regarding ESG-related issues, or taking action in conflict with one or another of those stakeholder’s expectations, could also lead to loss of business, adverse publicity, an adverse impact on our reputation, customer complaints, or public protests.
Any adverse publicity or adverse impact on our reputation in connection with ESG, any shifts in investing priorities among investors, or any loss of business resulting from any of the foregoing, may result in adverse effects on the trading price of our common stock and/or our business, operations and earnings.

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
Additionally, we maintain an Incident Response Plan that provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to the appropriate management and/or executives. We have created and maintain a Crisis Management Plan as part of our overall Incident Response Plan which provides for the escalation path and management of an incident by the appropriate designated executives. The Incident Response Plan is coordinated through the CISO and key members of the information technology management team are embedded by design. The Crisis Management Plan facilitates coordination across multiple parts of our organization and is evaluated at least annually.
Further, our risk from cybersecurity threats includes failure in or breach of our operational or security systems or infrastructure managed by third-party vendors and extends to other third parties, which could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and/or cause losses.
While we have experienced cybersecurity incidents in the past, to date, risks from cybersecurity threats have not materially affected, nor are they reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition. For further discussion of risks from cybersecurity threats, see the section captioned “A failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers or other third parties, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.” in Item 1A. Risk Factors.
Governance
Our CISO is accountable for leading the enterprise information security department and overseeing the delivery of our information security program. The department’s responsibilities include cybersecurity risk assessment, threat intelligence, control evaluation and testing, security monitoring and incident response, vulnerability management, and business resilience. In addition, information security actively participates in our third‑party risk management program and the enterprise change management process. The foregoing responsibilities are covered on a day-to-day basis by a first line of defense function. The second line of defense function is separated from the first line of defense function through organizational structure and overall cybersecurity management is independently reviewed by a third line through the audit function. The department consists of information security professionals with varying degrees of education and experience. Individuals within the department are generally subject to professional education and certification requirements. In particular, our CISO has substantial relevant expertise and formal training in the areas of information security and cybersecurity risk management.
Various management committees exist including the Information Security Committee, which focuses on technology risk, controls and the information security program. This committee provides oversight and governance of the information security program and technology risks. This committee is chaired by the CISO and includes other executives across the Bank, including the CIO and CTO. This committee meets quarterly to provide oversight of information security projects and services including strategy, standards, policies, practices, controls, and mitigation and prevention efforts employed to manage security risks.
The CISO reports summaries of key issues, including significant cybersecurity and/or privacy incidents, discussed at the meeting and the actions taken to the Risk Committee of the Board of Directors on a quarterly basis (or more frequently as may be required by the Incident Response Plan).
The Risk Committee of the Board of Directors is responsible for overseeing our information security program, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. Our CISO provides quarterly reports to the Risk Committee of the Board of Directors regarding the information security program, key enterprise cybersecurity initiatives and other matters relating to cybersecurity processes. The Risk Committee of the Board of Directors reviews and approves our information security policies and strategies. The Risk Committee of the Board of Directors provides a report of their activities to the full Board of Directors at each board meeting.

Item 2. Properties
Our principal executive office is located at 1400 16th Street, Suite 250, Denver, Colorado 80202. Sunflower Bank’s main office is located at 8117 Preston Road, Suite 220, Dallas, Texas 75225. In addition, we currently operate 23 branches located in Kansas, 21 branches located in Texas, 11 branches located in Colorado, nine branches located in New Mexico, four branches located in Arizona, two branches located in California and one branch located in Washington. We also operate 15 mortgage offices located in Arizona, California, Idaho, Michigan, New Mexico, Oregon, Texas and Washington.
We own 43 of our banking branches and lease our other 28 banking branches. In addition, we also lease our executive office. Our mortgage banking offices are typically leased for shorter-terms. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.
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
The Company’s common stock is traded on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “FSUN.” As of March 5, 2026, we had 27,923,333 shares of common stock outstanding and approximately 393 stockholders of record.
Dividends
We have not declared or paid any cash dividends on our common stock since we converted from an S corporation to a C corporation in 2016. For the foreseeable future, we do not intend to declare cash dividends and instead we plan to retain earnings to grow our business.
Although we have no current expectations to pay dividends, any future determination relating to our dividend policy will be made by our board of directors and will depend on a number of factors. As a Delaware corporation and a bank holding company, dividend payments are subject to numerous limitations. For additional information, see Item 1. “Business –Supervision and Regulation—Bank Holding Company Regulation—Dividend Payments to Stockholders”, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity” and Note 14 - Stockholders’ Equity included in our consolidated financial statements included elsewhere in this report.

Stockholder Return Performance
The following performance graph sets forth the cumulative total stockholder return for our common stock from July 12, 2024 (the date our stock first began trading on Nasdaq) to December 31, 2025, compared to an overall stock market index (Nasdaq composite) and three of our peer group indices (Nasdaq Bank Index, KBW Bank Index and the KBW Nasdaq Regional Banking Index). The graph assumes an investment of $100 on July 12, 2024 and the reinvestment of dividends.
We changed our peer group index from the Nasdaq Bank Index and KBW Bank Index, each of which we used in 2024, to the KBW Regional Banking Index, which consists of a peer group of companies that we use in our executive compensation program. We have included returns in the stock performance graph based on all three peer group indices. However, in future periods, we will no longer reference the Nasdaq Bank Index or the KBW Bank Index in comparing our total stockholder returns.
The performance graph represents past performance and should not be considered to be an indication of future performance. The stock performance graph and related table shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act of 1933, as amended, or the Exchange Act.

FSUN Stock Performance Graph
$150
$125
$100
July 2024
September 2024
December 2024
March 2025
June 2025
September 2025
December 2025
FSUN
Nasdaq
Nasdaq Bank Index
KBW Nasdaq Banking Index
KBW Nasdaq Regional Banking Index

	July 12, 2024	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
FSUN	$100	$120	$113	$102	$98	$109	$106
Nasdaq	100	98	104	93	110	122	125
Nasdaq Bank Index	100	107	113	105	111	114	118
KBW Nasdaq Banking Index	100	105	118	112	128	141	152
KBW Nasdaq Regional Banking Index	100	108	115	107	111	116	119
Item 6. [Reserved]

Item 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF FIRSTSUN
In this section, unless the context suggests otherwise, references to “we,” “us,” and “our” mean the combined business of FirstSun and its wholly-owned subsidiaries, Sunflower Bank, Sunflower Wealth Advisors, LLC, and FEIF Capital Partners, LLC.
The following discussion is an analysis of our consolidated results of operations for the years ended December 31, 2025, 2024 and 2023, and financial condition for the years ended December 31, 2025 and 2024. This discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying footnotes filed with this report in “Part II, Item 8. Financial Statements.” We have omitted discussion of 2023 results where it would be redundant to the discussion previously included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations of FirstSun” section of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 7, 2025. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate trends in operations or results of operations for any future periods.
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
General Overview
FirstSun Capital Bancorp, headquartered in Denver, Colorado, is the financial holding company for Sunflower Bank, National Association, which is headquartered in Dallas, Texas and operates as Sunflower Bank, First National 1870 and Sunflower Bank Mortgage Lending. We conduct a full-service community banking and trust business through our wholly-owned subsidiaries—Sunflower Bank, Sunflower Wealth Advisors, LLC and FEIF Capital Partners, LLC.
We offer a full range of relationship-focused services to meet our clients’ personal, business and wealth management financial objectives throughout Texas, Kansas, Colorado, New Mexico, Arizona, California and Washington and a mortgage lending platform with capabilities in 44 states. Our product line includes commercial and industrial loans, commercial real estate loans, residential mortgage, public finance and other consumer loans, and a variety of commercial and consumer deposit products, including noninterest-bearing accounts, interest-bearing demand products, savings accounts, money market accounts and certificates of deposit. We also offer wealth management and trust products including personal trust and agency accounts, employee benefit and retirement related trust and agency accounts, investment management and advisory agency accounts, and foundation and endowment trust and agency accounts. We also offer online banking and bill payment services, online cash management, safe deposit box rentals, debit card and ATM card services and the availability of a network of ATMs for our customers.
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

Pending merger with First Foundation Inc.
On October 27, 2025, we entered into a merger agreement with First Foundation, the holding company of First Foundation Bank, headquartered in Irvine, California, as amended by amendment no. 1 to the merger agreement dated February 6, 2026. Under the merger agreement, First Foundation will merge with and into FirstSun, with FirstSun continuing as the surviving entity. Immediately following the merger, First Foundation Bank will merge with and into Sunflower Bank, with Sunflower Bank continuing as the surviving bank. The consummation of the proposed merger will expand our markets in California and Texas, as well as add new markets in Florida, Nevada and Hawaii.
The merger agreement, as amended, was unanimously approved by the boards of directors of FirstSun and First Foundation, and is subject to customary closing conditions, including receipt of remaining required regulatory approvals. The stockholders of FirstSun and First Foundation approved the merger agreement and transactions contemplated thereby at special stockholders’ meetings held on February 27, 2026. The merger is expected to close early in the second quarter of 2026.
Financial Highlights For 2025
We delivered strong financial results in 2025, compared to 2024, which included:
•Net income of $97.9 million, $3.47 per diluted share (adjusted net income of $100.5 million1, $3.56 adjusted per diluted share1)
•Net interest margin of 4.10%
•Return on average total assets of 1.18% (adjusted return on average total assets of 1.21%1)
•Return on average stockholders’ equity of 8.88% (adjusted return on average stockholders’ equity of 9.11%1)
•Loan growth of 4.7%
•Average deposit growth of 6.6%
•24.3% noninterest income to total revenue (defined as net interest income plus noninterest income)
Net income totaled $97.9 million, or $3.47 per diluted share, in 2025, compared to $75.6 million, or $2.69 per diluted share, in 2024. Adjusted net income, a non-GAAP financial measure, was $100.5 million, or $3.56 per diluted share, in 2025 compared to $87.7 million, or $3.13 per adjusted diluted share, in 2024.
The return on average total assets was 1.18% in 2025, compared to 0.96% in 2024, and the return on average stockholders’ equity was 8.88% in 2025, compared to 7.56% in 2024. Adjusted return on average total assets and adjusted return on average stockholders’ equity, each a non-GAAP financial measure, were 1.21% and 9.11% respectively in 2025 compared to 1.12% and 8.77% respectively in 2024.
The following tables set forth certain financial highlights of FirstSun as of and for the years ended December 31,:

($ in thousands, except per share amounts)	2025	2024	2023
Income Statement:
Net interest income	$317,391	$296,910	$293,431
Provision for credit losses	24,600	27,550	18,247
Noninterest income	101,879	89,792	79,092
Noninterest expense	271,774	264,040	222,793
Income before income taxes	122,896	95,112	131,483
Provision for income taxes	24,960	19,484	27,950
Net income	97,936	75,628	103,533
Adjusted net income[1]	100,505	87,744	103,533
Balance Sheet:
Total assets	$8,485,162	$8,097,387	$7,879,724
Loans held-for-sale	100,539	61,825	54,212
Loans held-for-investment	6,673,180	6,376,357	6,267,096
Total deposits	7,107,356	6,672,260	6,374,103
Total borrowed funds	36,680	210,841	464,781
Total stockholders' equity	1,153,356	1,041,366	877,197
[1] See section entitled “Non-GAAP Financial Measures and Reconciliations” for information regarding these non-GAAP financial measures and a reconciliation to the most comparable GAAP equivalent.

($ in thousands, except per share amounts)	2025	2024	2023
Per Common Share Data:
Period end common shares outstanding	27,887,337	27,709,679	24,960,639
Weighted average common shares outstanding, basic	27,786,887	27,433,865	24,938,359
Basic earnings per share	$3.52	$2.76	$4.15
Weighted average common shares outstanding, diluted	28,249,796	28,067,273	25,387,196
Diluted earnings per share	$3.47	$2.69	$4.08
Adjusted diluted earnings per share[1]	3.56	3.13	4.08
Cash dividends	$—	$—	$—
Dividend payout ratio	—%	—%	—%
Book value per share	$41.36	$37.58	$35.14
Tangible book value per share[1]	37.83	33.94	30.96
Performance Ratios:
Return on average total assets	1.18%	0.96%	1.38%
Adjusted return on average total assets[1]	1.21%	1.12%	1.38%
Return on average stockholders' equity	8.88%	7.56%	12.50%
Adjusted return on average stockholders’ equity[1]	9.11%	8.77%	12.50%
Return on average tangible stockholders' equity[1]	9.95%	8.74%	14.88%
Adjusted return on average tangible stockholders' equity[1]	10.21%	10.09%	14.88%
Net interest margin	4.10%	4.06%	4.23%
Net interest margin (FTE basis)[1]	4.16%	4.12%	4.29%
Efficiency ratio	64.82%	68.28%	59.81%
Adjusted efficiency ratio[1]	64.17%	64.13%	59.81%
Noninterest income to total revenue[2]	24.3%	23.2%	21.2%
Balance Sheet Ratios:
Loan to deposit ratio	93.9%	95.6%	98.3%
Net charge-offs (recoveries) to average loans outstanding	0.43%	0.32%	0.13%
Allowance for credit losses to loans	1.27%	1.38%	1.28%
Nonperforming loans to total loans	0.91%	1.08%	1.01%
Capital Ratios:
Total risk-based capital to risk-weighted assets	15.73%	15.42%	13.25%
Tier 1 risk-based capital to risk-weighted assets	14.12%	13.18%	11.10%
Common Equity Tier 1 (CET 1) to risk-weighted assets	14.12%	13.18%	11.10%
Tier 1 leverage capital to average assets	12.75%	12.11%	10.52%
Average stockholders' equity to average total assets	13.33%	12.72%	11.05%
Tangible stockholders' equity to tangible assets[1]	12.58%	11.76%	9.94%
Tangible stockholders' equity to tangible assets reflecting net unrealized losses on HTM securities, net of tax[1]	12.54%	11.71%	9.90%
Nonfinancial Data:
Full-time equivalent employees	1,177	1,127	1,110
Banking branches	71	69	69
[1] See section entitled “Non-GAAP Financial Measures and Reconciliations” for information regarding these non-GAAP financial measures and a reconciliation to the most comparable GAAP equivalent.
[2] Total revenue is net interest income plus noninterest income.

Non-GAAP Financial Measures and Reconciliations
The non-GAAP financial measures presented below are used by our management and our board of directors on a regular basis in addition to our GAAP results to facilitate the assessment of our financial performance and the efficiency of our operations. Management believes these non-GAAP financial measures provide a greater understanding of our ongoing operations, enhance an investor’s understanding of our financial results by providing a meaningful basis for period-to-period comparisons, assisting in operating results analysis, and predicting future performance. This information supplements our GAAP reported results, and should not be viewed in isolation from, or as a substitute for, our GAAP results. Accordingly, this financial information should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2025, included elsewhere in this report. Non-GAAP financial measures exclude certain items that are included in the financial results presented in accordance with GAAP. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. These non-GAAP measures are not necessarily comparable to similar measures that may be represented by other companies.
The following table presents GAAP to non-GAAP reconciliations as of and for the years ended December 31,:

($ in thousands, except share and per share amounts)	2025	2024	2023
Tangible stockholders’ equity to tangible assets:
Total stockholders' equity (GAAP)	$1,153,356	$1,041,366	$877,197
Less: Goodwill and other intangible assets
Goodwill	(93,483)	(93,483)	(93,483)
Other intangible assets	(4,983)	(7,434)	(10,984)
Tangible stockholders' equity (non-GAAP)	$1,054,890	$940,449	$772,730
Total assets (GAAP)	$8,485,162	$8,097,387	$7,879,724
Less: Goodwill and other intangible assets
Goodwill	(93,483)	(93,483)	(93,483)
Other intangible assets	(4,983)	(7,434)	(10,984)
Tangible assets (non-GAAP)	$8,386,696	$7,996,470	$7,775,257
Total stockholders' equity to total assets (GAAP)	13.59%	12.86%	11.13%
Less: Impact of goodwill and other intangible assets	(1.01)%	(1.10)%	(1.19)%
Tangible stockholders' equity to tangible assets (non-GAAP)	12.58%	11.76%	9.94%
Tangible stockholders’ equity to tangible assets, reflecting net unrealized losses on HTM securities, net of tax:
Tangible stockholders' equity (non-GAAP)	$1,054,890	$940,449	$772,730
Less: Net unrealized losses on HTM securities, net of tax	(3,320)	(4,292)	(3,629)
Tangible stockholders’ equity less net unrealized losses on HTM securities, net of tax (non-GAAP)	$1,051,570	$936,157	$769,101
Tangible assets (non-GAAP)	$8,386,696	$7,996,470	$7,775,257
Less: Net unrealized losses on HTM securities, net of tax	(3,320)	(4,292)	(3,629)
Tangible assets less net unrealized losses on HTM securities, net of tax (non-GAAP)	$8,383,376	$7,992,178	$7,771,628
Tangible stockholders’ equity to tangible assets (non-GAAP)	12.58%	11.76%	9.94%
Less: Net unrealized losses on HTM securities, net of tax	(0.04)%	(0.05)%	(0.04)%
Tangible stockholders’ equity to tangible assets reflecting net unrealized losses on HTM securities, net of tax (non-GAAP)	12.54%	11.71%	9.90%
Tangible book value per share:
Total stockholders' equity (GAAP)	$1,153,356	$1,041,366	$877,197
Tangible stockholders' equity (non-GAAP)	$1,054,890	$940,449	$772,730
Total shares outstanding	27,887,337	27,709,679	24,960,639
Book value per share (GAAP)	$41.36	$37.58	$35.14
Tangible book value per share (non-GAAP)	$37.83	$33.94	$30.96

($ in thousands, except share and per share amounts)	2025	2024	2023
Adjusted net income:
Net income (GAAP)	$97,936	$75,628	$103,533
Add: Adjustments
Merger related expenses, net of tax	2,569	9,949	—
Write-off of Guardian Mortgage tradename, net of tax	—	625	—
Disposal of ATMs, net of tax	—	1,542	—
Total adjustments, net of tax	2,569	12,116	—
Adjusted net income (non-GAAP)	$100,505	$87,744	$103,533
Adjusted diluted earnings per share:
Diluted earnings per share (GAAP)	$3.47	$2.69	$4.08
Add: Impact of adjustments
Merger related expenses, net of tax	0.09	0.36	—
Write-off of Guardian Mortgage tradename, net of tax	—	0.02	—
Disposal of ATMs, net of tax	—	0.06	—
Adjusted diluted earnings per share (non-GAAP)	$3.56	$3.13	$4.08
Adjusted return on average total assets:
Return on average total assets (ROAA) (GAAP)	1.18%	0.96%	1.38%
Add: Impact of adjustments
Merger related expenses, net of tax	0.03%	0.13%	—%
Write-off of Guardian Mortgage tradename, net of tax	—%	0.01%	—%
Disposal of ATMs, net of tax	—%	0.02%	—%
Adjusted ROAA (non-GAAP)	1.21%	1.12%	1.38%
Adjusted return on average stockholders’ equity:
Return on average stockholders' equity (ROACE) (GAAP)	8.88%	7.56%	12.50%
Add: Impact of adjustments
Merger related expenses, net of tax	0.23%	1.00%	—%
Write-off of Guardian Mortgage tradename, net of tax	—%	0.06%	—%
Disposal of ATMs, net of tax	—%	0.15%	—%
Adjusted ROACE (non-GAAP)	9.11%	8.77%	12.50%
Return on average tangible stockholders’ equity
Return on average stockholders’ equity (ROACE) (GAAP)	8.88%	7.56%	12.50%
Add: Impact from goodwill and other intangible assets
Goodwill	0.88%	0.87%	1.85%
Other intangible assets	0.19%	0.31%	0.53%
Return on average tangible stockholders’ equity (ROATCE) (non-GAAP)	9.95%	8.74%	14.88%
Adjusted return on average tangible stockholders’ equity:
Return on average tangible stockholders' equity (ROATCE) (non-GAAP)	9.95%	8.74%	14.88%
Add: Impact of adjustments
Merger related expenses, net of tax	0.26%	1.11%	—%
Write-off of Guardian Mortgage tradename, net of tax	—%	0.07%	—%
Disposal of ATMs, net of tax	—%	0.17%	—%
Adjusted ROATCE (non-GAAP)	10.21%	10.09%	14.88%
Adjusted total noninterest expense:
Total noninterest expense (GAAP)	$271,774	$264,040	$222,793
Less: Adjustments
Merger related expenses	(2,743)	(13,178)	—
Write-off of Guardian Mortgage trade name	—	(828)	—
Disposal of ATMs	—	(2,042)	—
Total adjustments	(2,743)	(16,048)	—
Adjusted total noninterest expense (non-GAAP)	$269,031	$247,992	$222,793

($ in thousands, except share and per share amounts)	2025	2024	2023
Adjusted efficiency ratio:
Efficiency ratio (GAAP)	64.82%	68.28%	59.81%
Less: Impact of adjustments
Merger related expenses	(0.65)%	(3.41)%	—%
Write-off of Guardian Mortgage tradename	—%	(0.21)%	—%
Disposal of ATMs	—%	(0.53)%	—%
Adjusted efficiency ratio (non-GAAP)	64.17%	64.13%	59.81%
Fully tax equivalent (“FTE”) net interest income and net interest margin:
Net interest income (GAAP)	$317,391	$296,910	$293,431
Gross income effect of tax exempt income	4,777	4,767	5,086
FTE net interest income (non-GAAP)	$322,168	$301,677	$298,517
Average earning assets	$7,740,525	$7,320,696	$6,935,567
Net interest margin	4.10%	4.06%	4.23%
Net interest margin on FTE basis (non-GAAP)	4.16%	4.12%	4.29%
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
Comparison of fiscal years 2025 and 2024
Banking
Income before income taxes increased $18.3 million to $116.6 million in 2025, from $98.3 million in 2024. The period over period increase was primarily driven by an increase in net interest income, an increase in noninterest income, and a decrease in provision for credit losses, partially offset by an increase in noninterest expense. Net interest income increased $13.8 million to $297.0 million in 2025 compared to $283.2 million in 2024. The increase in net interest income was a result of lower interest expense primarily due to a decrease in balances and rates for certificates of deposit amidst the declining interest rate environment, partially offset by an increase in promotional rate money market deposit balances. Noninterest income increased $3.9 million to $52.3 million in 2025 compared to $48.4 million in 2024 primarily due to an increase in treasury management service fees and loan syndication and swap fees. Provision for credit losses decreased $1.7 million to $26.7 million in 2025 compared to $28.4 million in 2024. Noninterest expense increased $1.1 million to $206.0 million in 2025, compared to $204.9 million in 2024. The increase in noninterest expense was primarily the result of an increase in salary and employee benefits of $10.1 million primarily due to an increase in headcount of C&I bankers and support personnel, higher levels of variable compensation, and an increase in medical insurance costs. Merger related expenses decreased $8.1 million to $0.5 million in 2025 compared to $8.6 million in 2024. Identifiable assets for our Banking segment increased by $0.4 billion to $7.2 billion at December 31, 2025 from $6.8 billion at December 31, 2024.
Mortgage Operations
Income before income taxes increased $8.0 million to $17.6 million in 2025, from $9.7 million in 2024. The period over period increase was primarily driven by an increase in net interest income, an increase in mortgage banking service revenues, and a decrease in provision for (benefit from) credit losses, partially offset by an increase in noninterest expense. Net interest income increased $6.3 million to $24.9 million in 2025 compared to $18.6 million in 2024. The increase in net interest income was a result of a higher average balance and higher average yield on residential real estate loans and the impact of internal funds transfer pricing. Mortgage banking service revenues increased $8.2 million to $49.6 million in 2025 compared to $41.4 million in 2024, primarily due to an increase in gain on sales driven by higher origination volume and an increase in mortgage servicing revenue driven by higher servicing portfolio balances. Total mortgage loan originations for sale were $1.4 billion in 2025, an increase of $0.3 billion from $1.1 billion in 2024. The unpaid principal balance of mortgage loans serviced for others were $6.3 billion in 2025, an increase of $0.5 billion from $5.8 billion in 2024. Provision for (benefit from) credit losses decreased $1.3 million to $(2.1) million in 2025 compared to $(0.9) million in 2024. The increase in noninterest expense was primarily the result of an increase in salary and employee benefits of $6.2 million to $37.8 million in 2025, from $31.6 million in 2024 primarily due to higher levels of variable compensation associated with an increase in mortgage loan originations. Identifiable assets for our Mortgage Operations segment increased by $0.1 billion to $1.2 billion at December 31, 2025 from $1.1 billion at December 31, 2024.
Critical Accounting Estimates
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Our accounting and reporting estimates are in accordance with U.S. generally accepted accounting principles, or “GAAP,” and conform to general practices within the banking industry. Changes in underlying factors, estimates, assumptions or judgments could result in material changes in our consolidated financial position and/or results of operations.
Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. We have identified the determination of the allowance for credit losses (“ACL”) and fair value measurement of MSRs to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, we consider these policies to be critical accounting estimates and discuss them directly with the Audit Committee of our Board of Directors.
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
The macroeconomic scenarios utilized by management include variables that have historically been key drivers of increases and decreases in credit losses. These variables include, but are not limited to, unemployment rates, housing and commercial real estate prices, gross domestic product levels, corporate bond spreads and changes in equity market prices. Management derives the economic forecasts it uses in its ACL model from Moody’s Analytics. The latter has a large team of economists, database managers and operational engineers with a history of producing monthly economic forecasts for over 25 years.
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
Further, management periodically considers the need for qualitative adjustments to the ACL. Qualitative adjustments may be related to and include, but not limited to, factors such as the following: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions; (ii) organization specific risks such as credit concentrations, collateral specific risks, nature, and size of the portfolio and external factors that may ultimately impact credit quality, and (iii) other limitations associated with factors such as changes in underwriting and loan resolution strategies, among others. The qualitative factors applied on

December 31, 2025, and the importance and levels of the qualitative factors applied, may change in future periods depending on the level of changes to items such as the uncertainty of economic conditions and management’s assessment of the level of credit risk within the loan portfolio as a result of such changes, compared to the amount of ACL calculated by the model. The evaluation of qualitative factors is inherently imprecise and requires significant management judgment.
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
Results of Operations
Comparison of fiscal years 2025 and 2024
The following table sets forth our results of operations as of and for the year ended December 31,:

($ in thousands, except per share amounts)	2025	2024	2023
Net interest income	$317,391	$296,910	$293,431
Provision for credit losses	24,600	27,550	18,247
Noninterest income	101,879	89,792	79,092
Noninterest expense	271,774	264,040	222,793
Income before income taxes	122,896	95,112	131,483
Provision for income taxes	24,960	19,484	27,950
Net income	97,936	75,628	103,533

Diluted earnings per share	$3.47	$2.69	$4.08
Return on average total assets	1.18%	0.96%	1.38%
Return on average stockholders' equity	8.88%	7.56%	12.50%
Net interest margin	4.10%	4.06%	4.23%
Net interest margin (FTE basis)[1]	4.16%	4.12%	4.29%
Efficiency ratio	64.82%	68.28%	59.81%
Noninterest income to total revenue[2]	24.3%	23.2%	21.2%
[1] See section entitled “Non-GAAP Financial Measures and Reconciliations” for information regarding these non-GAAP financial measures and a reconciliation to the most comparable GAAP equivalent.
[2] Total revenue is net interest income plus noninterest income.

General
Our results of operations depend significantly on net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of interest income on loans and investment securities and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. Our results of operations are also dependent on our generation of noninterest income, consisting primarily of mortgage banking services, deposit account service fees, trust and investment advisory fees and credit and debit card fees. Other factors contributing to our results of operations include our provisions for credit losses, income taxes, and noninterest expenses, such as salaries and employee benefits, occupancy and equipment, amortization of intangible assets and other operating costs.
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
Interest earned on our loan portfolio is the largest component of our interest income. Our loan portfolios are presented at the principal amount outstanding net of deferred origination fees and unamortized discounts and premiums. Interest income is recognized based on the principal balance outstanding and the stated rate of the loan. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan. Non-PCD loans acquired are initially recorded at fair value and the resulting discount or premium is recognized as an adjustment of the yield on the related loans.
Our net interest income can be significantly influenced by a variety of factors, including overall loan demand, economic conditions, credit risk, the amount of non-earning assets including nonperforming loans and OREO, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities, exercise of call options on borrowings or securities, a general rise or decline in interest rates, changes in the slope of the yield curve, and balance sheet growth or contraction.
Our net interest income was $317.4 million in 2025, an increase of $20.5 million, or 6.9%, compared to 2024. Interest income on loans increased by $3.5 million in 2025, compared to 2024. Interest income on investment securities decreased by $1.0 million in 2025, compared to 2024. Interest income on cash and other assets increased $5.7 million in 2025, compared to 2024. Interest expense from total interest-bearing liabilities decreased by $12.3 million in 2025, compared to 2024.
Our net interest margin increased four basis points to 4.10% in 2025, compared to 2024. The increase in 2025, compared to the prior year, was driven by a decrease of 36 basis points in the cost of interest-bearing liabilities, partially offset by a decrease of 24 basis points in yield on earning assets.
Total average loans, including loans held-for-sale, grew to $6.6 billion in 2025, an increase of $0.2 billion, or 3.5%, compared to 2024, due to organic growth in our loan portfolios. Yield on loans decreased 17 basis points in 2025, compared to 2024, primarily due to the declining interest rate environment and its impact on variable rate loans in our loan portfolio. Average interest-bearing cash and other assets, grew to $0.6 billion in 2025, an increase of $0.2 billion. Yield on interest-bearing cash and other assets decreased 88 basis points in 2025, compared to 2024, primarily due to the declining interest rate environment.
Average interest-bearing liabilities grew to $5.4 billion in 2025, an increase of $0.2 billion, or 4.3%, compared to 2024, primarily to support the growth in our loan portfolio. Average interest-bearing deposits increased $0.4 billion, or 7.2%, in 2025, compared to 2024. Total cost of deposits decreased by 30 basis points to 2.73% in 2025, compared to 2024, primarily due to a decrease in balances and rates for certificates of deposit amidst the declining interest rate environment, partially offset by an increase in promotional rate money market deposit balances. Average FHLB borrowings decreased $117.0 million in 2025, compared to 2024. The cost of FHLB borrowings decreased by 87 basis points to 4.61% in 2025, compared to 2024.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods presented. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.
As of and for the year ended December 31,:

	2025			2024			2023
(In thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest Earning Assets
Loans[1]	$6,634,643	$425,459	6.41%	$6,410,520	$421,959	6.58%	$6,178,414	$385,637	6.24%
Investment securities	506,294	17,462	3.45%	529,209	18,468	3.49%	554,433	17,032	3.07%
Interest-bearing cash and other assets	599,588	24,848	4.14%	380,967	19,113	5.02%	202,720	11,015	5.43%
Total earning assets	7,740,525	467,769	6.04%	7,320,696	459,540	6.28%	6,935,567	413,684	5.96%
Other assets	536,383			543,650			556,083
Total assets	$8,276,908			$7,864,346			$7,491,650

Interest-bearing liabilities
Demand and NOW deposits	$785,777	$25,001	3.18%	$633,123	$23,013	3.63%	$385,424	$11,574	3.00%
Savings deposits	393,771	2,253	0.57%	412,941	2,834	0.69%	453,654	2,676	0.59%
Money market deposits	2,709,997	64,945	2.40%	2,161,618	45,643	2.11%	2,122,410	28,301	1.33%
Certificates of deposit	1,432,539	53,139	3.71%	1,756,755	79,161	4.51%	1,512,638	58,804	3.89%
Total deposits	5,322,084	145,338	2.73%	4,964,437	150,651	3.03%	4,474,126	101,355	2.27%
Repurchase agreements	8,956	150	1.67%	15,557	188	1.21%	28,316	225	0.80%
Total deposits and repurchase agreements	5,331,040	145,488	2.73%	4,979,994	150,839	3.03%	4,502,442	101,580	2.26%
FHLB borrowings	7,847	361	4.61%	124,833	6,836	5.48%	269,613	13,621	5.05%
Other long-term borrowings	66,094	4,529	6.85%	75,586	4,955	6.55%	78,654	5,052	6.42%
Total interest-bearing liabilities	5,404,981	150,378	2.78%	5,180,413	162,630	3.14%	4,850,709	120,253	2.48%
Noninterest-bearing deposits	1,615,511			1,542,808			1,678,240
Other liabilities	153,460			140,529			134,599
Stockholders’ equity	1,102,956			1,000,596			828,102
Total liabilities and stockholders’ equity	$8,276,908			$7,864,346			$7,491,650

Net interest income		$317,391			$296,910			$293,431
Net interest spread		3.26%			3.14%			3.48%
Net interest margin		4.10%			4.06%			4.23%
Net interest margin (on a FTE basis)[2]		4.16%			4.12%			4.29%
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

	For the year ended December 31,			For the year ended December 31,
	2025 Versus 2024 Increase (Decrease) Due to:			2024 Versus 2023 Increase (Decrease) Due to:
(In thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest Earning Assets
Loans[1]	$(11,034)	$14,534	$3,500	$21,512	$14,810	$36,322
Investment securities	(214)	(792)	(1,006)	2,158	(722)	1,436
Interest-bearing cash	(3,769)	9,504	5,735	(773)	8,871	8,098
Total earning assets	(15,017)	23,246	8,229	22,897	22,959	45,856
Interest-Bearing Liabilities
Demand and NOW deposits	(3,105)	5,093	1,988	2,822	8,617	11,439
Savings deposits	(454)	(127)	(581)	350	(192)	158
Money market deposits	6,703	12,599	19,302	16,810	532	17,342
Certificates of deposit	(12,732)	(13,290)	(26,022)	10,107	10,250	20,357
Total deposits	(9,588)	4,275	(5,313)	30,089	19,207	49,296
Repurchase agreements	58	(96)	(38)	(280)	243	(37)
Total deposits and repurchase agreements	(9,530)	4,179	(5,351)	29,809	19,450	49,259
FHLB borrowings	(939)	(5,536)	(6,475)	1,257	(8,042)	(6,785)
Other long-term borrowings	217	(643)	(426)	109	(206)	(97)
Total interest-bearing liabilities	(10,252)	(2,000)	(12,252)	31,175	11,202	42,377
Net interest income	$(4,765)	$25,246	$20,481	$(8,278)	$11,757	$3,479
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
The provision for credit losses totaled $24.6 million in 2025, primarily due to a combination of deterioration of two customer relationships in our commercial and industrial (C&I) portfolio, impacts from net portfolio downgrades, and impacts from growth in loan portfolio balances.
Net charge-offs in 2025 were $28.3 million, or a ratio of net charge-offs to average loans of 0.43%, compared to net charge-offs of $20.4 million, or a ratio of net charge-offs to average loans of 0.32%, in 2024. Net charge-offs in 2025 were elevated primarily due to write-downs of two customer relationships in our C&I loan portfolio.
The allowance for credit losses as a percentage of total loans was 1.27% at December 31, 2025, compared to 1.38% at December 31, 2024. The ratio of nonperforming assets to total assets was 0.85% at December 31, 2025, compared to 0.92% at December 31, 2024.
For a further discussion of the allowance for credit losses, refer to the “Allowance for Credit Losses” section of this financial review.

Noninterest Income
The following table presents noninterest income for the year ended December 31,:

(In thousands)	2025	2024	2023
Deposit account service fees	$8,321	$9,495	$9,940
Treasury management service fees	17,473	14,829	11,724
Credit and debit card fees	10,729	11,153	11,681
Trust and investment advisory fees	5,945	5,787	5,693
Mortgage banking services, net	47,072	39,014	31,384
Other noninterest income	12,339	9,514	8,670
Total noninterest income	$101,879	$89,792	$79,092
Noninterest income totaled $101.9 million in 2025, an increase of $12.1 million from 2024, primarily due to increases in mortgage banking services, treasury management service fees, and other noninterest income.
Deposit account service fees include overdraft and non-sufficient funds charges, and other maintenance fees on deposit accounts. Deposit account service fees decreased $1.2 million for the year ended December 31, 2025 compared to 2024, primarily due to a decrease in overdraft and non-sufficient funds charges.
Treasury management service fees include financial information management, accounts receivable management, accounts payable services, fraud mitigation services, and cash flow management. Treasury management service fees increased $2.6 million, primarily due to growth in services provided to our business customers.
Credit and debit card fees represent interchange income from credit and debit card activity and referral fees earned from processing fees on card transactions by our business customers. Credit and debit card fees decreased $0.4 million for the year ended December 31, 2025 compared to 2024, primarily due to a decrease in card transaction volumes.
Trust and investment advisory fees represent fees we receive in connection with our investment advisory and custodial management services of investment accounts. Trust and investment advisory fees increased $0.2 million for the year ended December 31, 2025 compared to 2024, primarily due to higher average assets under management.
The components of mortgage banking services, were as follows for the year ended December 31,:

(In thousands)	2025	2024	2023
Net sale gains and fees from mortgage loan originations, including loans held-for-sale changes in fair value and hedging	$23,907	$18,855	$14,275
Mortgage servicing income	18,667	16,973	15,674
Net MSR capitalization and changes in fair value, net of derivative activity	4,498	3,186	1,435
Mortgage banking services, net	$47,072	$39,014	$31,384
Mortgage banking services increased $8.1 million in 2025, compared to 2024. We experienced an increase of $5.1 million in 2025, compared to 2024, in revenue related to net sale gains and fees from mortgage loan originations, including fair value changes in the held-for-sale portfolio and hedging activity primarily due to an increase in gain on sales driven by higher origination volume. We retain servicing rights on the majority of mortgage loans that we sell, which drove the increase in servicing income of $1.7 million to $18.7 million in 2025, from $17.0 million in 2024. Net MSR capitalization and changes in fair value, net of derivative activity, increased $1.3 million in 2025, compared to 2024. Revenue was higher in 2025, compared to 2024 due to an increase in net MSR capitalization of $2.3 million partially offset by a decrease in MSR fair value, net of derivative activity of $1 million. We recognize fair value adjustments to our MSR asset, which includes changes in assumptions to the valuation model and pay-offs and pay-downs of the MSR portfolio. See the impact of changes to our key MSR valuation assumptions in the table below.

The following table shows the hypothetical effect on the fair value of our MSRs when applying certain unfavorable variations of key assumptions to these assets as of December 31, 2025.

(In thousands)	10%	20%
Discount rate	$(3,173)	$(6,209)
Total prepayment speeds	(3,032)	(5,903)
Cost of servicing each loan	(858)	(1,728)
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
We also maintain a hedging strategy to manage a portion of the risk associated with changes in the fair value of our MSR portfolio. Changes in fair value of the derivative instruments used to economically hedge the MSRs are also included as a component of mortgage banking services.
Other noninterest income increased $2.8 million for the year ended December 31, 2025 compared to 2024, primarily due to an increase in loan syndication fees and swap fee income.
Noninterest Expense
The following table presents noninterest expense for the year ended December 31,:

(In thousands)	2025	2024	2023
Salary and employee benefits	$171,824	$154,985	$133,231
Occupancy, equipment and software	38,244	36,282	33,426
Amortization and impairment of intangible assets	2,412	3,549	4,822
Merger related expenses	2,743	13,178	—
Other (Note 16 - Other noninterest expenses)	56,551	56,046	51,314
Total noninterest expenses	$271,774	$264,040	$222,793
Noninterest expenses totaled $271.8 million in 2025, an increase of $7.7 million from 2024, primarily due to an increase in salary and employee benefits due to the higher headcount of C&I bankers and support personnel, higher levels of variable compensation, including compensation associated with an increase in mortgage loan originations, and higher medical insurance costs, partially offset by a decrease in merger related expenses of $10.4 million in 2025 compared to 2024.
The efficiency ratio for 2025 was 64.82% compared to 68.28% in 2024. The adjusted efficiency ratio, a non-GAAP financial measure, in 2025 was 64.17% compared to 64.13% in 2024.
Income Taxes
We had income tax expense in 2025 of $25.0 million, compared to $19.5 million in 2024. The increase in income tax expense was primarily due to our increased income during 2025. Our effective tax rate was 20.3% in 2025, compared to 20.5% in 2024. For additional information on our income taxes, see Note 15 - Income Taxes included in our audited consolidated financial statements included elsewhere in this report.

Financial Condition
Balance Sheet
Our total assets were $8.5 billion at December 31, 2025, compared to $8.1 billion at December 31, 2024. Our total loans held-for-investment, net of deferred fees, costs, premiums and discounts were $6.7 billion at December 31, 2025, an increase of $0.3 billion from 2024, which was due to organic growth.
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
Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no trading securities in our investment portfolio as of December 31, 2025 and 2024. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest.
Our securities available-for-sale decreased by $0.1 million to $469.0 million at December 31, 2025, compared to December 31, 2024. The decrease was primarily due to amortization of the portfolio. Securities held-to-maturity decreased $1.4 million to $33.8 million at December 31, 2025, compared to December 31, 2024, due primarily to amortization of the portfolio.
The following table is a summary of our investment portfolio as of December 31,:

	2025		2024
(In thousands)	Carrying Amount	% of Portfolio	Carrying Amount	% of Portfolio
Available-for-sale:
U.S. treasury	$33,270	7.1%	$31,730	6.8%
U.S. agency	412	0.1%	656	0.2%
Obligations of states and political subdivisions	28,073	6.0%	25,699	5.5%
Mortgage backed - residential	96,176	20.5%	96,279	20.5%
Collateralized mortgage obligations	150,797	32.1%	164,347	35.0%
Mortgage backed - commercial	143,993	30.7%	134,827	28.7%
Other debt	16,249	3.5%	15,538	3.3%
Total available-for-sale	$468,970	100%	$469,076	100%

Held-to-maturity:
Obligations of states and political subdivisions	$25,890	76.5%	$25,713	73.0%
Mortgage backed - residential	5,467	16.2%	6,373	18.0%
Collateralized mortgage obligations	2,482	7.3%	3,156	9.0%
Total held-to-maturity	$33,839	100%	$35,242	100%

The following tables show the weighted average yield to average life of each category of investment securities as of December 31, 2025:

(In thousands)	One year or less		One to five years		Five to ten years		After ten years
	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield
Available-for-sale:
U.S. treasury	$—	—%	$33,270	1.28%	$—	—%	$—	—%
U.S. agency	20	4.84%	—	—%	392	5.28%	—	—%
Obligations of states and political subdivisions	—	—%	—	—%	25,083	3.23%	2,990	2.01%
Mortgage backed - residential	749	2.50%	26,239	2.64%	30,743	2.34%	38,445	3.27%
Collateralized mortgage obligations	37	3.00%	38,016	3.97%	104,613	2.86%	8,131	1.74%
Mortgage backed - commercial	944	2.56%	73,851	3.46%	69,198	2.83%	—	—%
Other debt	—	—%	9,811	3.13%	4,566	2.61%	1,872	3.75%
Total available-for-sale	$1,750	2.57%	$181,187	3.03%	$234,595	2.82%	$51,438	2.97%

Held-to-maturity:
Obligations of states and political subdivisions	$982	2.07%	$—	—%	$—	—%	$24,908	3.52%
Mortgage backed - residential	74	3.69%	3,637	2.43%	542	3.33%	1,214	3.23%
Collateralized mortgage obligations	34	2.50%	1,446	2.84%	1,002	3.10%	—	—%
Total held-to-maturity	$1,090	2.19%	$5,083	2.55%	$1,544	3.18%	$26,122	3.51%
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
Total loans, net of deferred fees, costs, premiums and discounts, as of December 31, 2025 and 2024 were $6.7 billion and $6.4 billion, respectively.
The following table sets forth the composition of our loan portfolio, as of December 31,:

	2025		2024
(In thousands)	Amount	% of total loans	Amount	% of total loans
Commercial and industrial	$2,937,867	44.0%	$2,627,591	41.2%
Commercial real estate:
Non-owner occupied	742,002	11.1%	752,628	11.8%
Owner occupied	700,774	10.5%	700,867	11.0%
Construction and land	268,652	4.0%	362,677	5.7%
Multifamily	210,368	3.2%	94,355	1.5%
Total commercial real estate	1,921,796	28.8%	1,910,527	30.0%
Residential real estate	1,221,086	18.3%	1,180,610	18.5%
Public finance	501,582	7.5%	554,784	8.7%
Consumer	32,651	0.5%	41,144	0.6%
Other	58,198	0.9%	61,701	1.0%
Total loans	$6,673,180	100.0%	$6,376,357	100.0%
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
Commercial real estate (“CRE”) loans include owner occupied and non-owner occupied commercial real estate mortgage loans to operating commercial and agricultural businesses, and include both loans for long-term financing of land and buildings and loans made for the initial development or construction of a commercial real estate project. Non-owner occupied CRE loans were 62.5% of the Company’s risk-based capital, or 11.1% of total loans as of December 31, 2025. Non-owner occupied CRE loans associated with office space were $48.9 million, or 0.7% of total loans as of December 31, 2025. Owner occupied CRE loans associated with office space were $215.5 million, or 3.2% of total loans as of December 31, 2025.
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

Maturities and Sensitivity of Loans to Changes in Interest Rates
The information in the following tables is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following tables summarize the loan maturity distribution by type and related interest rate characteristics as of December 31, 2025:

(In thousands)	One year or less	After one through five years	After five through 15 years	After 15 years	Total
Commercial and industrial	$639,033	$2,035,847	$241,756	$21,231	$2,937,867
Commercial real estate	408,545	1,206,960	258,555	47,736	1,921,796
Residential real estate	91,430	40,762	49,110	1,039,784	1,221,086
Public finance	17,444	187,206	248,148	48,784	501,582
Consumer	11,875	9,235	11,317	224	32,651
Other	3,890	31,024	18,999	4,285	58,198
Total loans	$1,172,217	$3,511,034	$827,885	$1,162,044	$6,673,180

(In thousands)	One year or less	After one through five years	After five through 15 years	After 15 years	Total	Total Loans Maturing After 1 Year
Loans maturing with:
Fixed interest rates
Commercial and industrial	$99,862	$202,210	$131,389	$509	$433,970	$334,108
Commercial real estate	164,896	508,324	51,596	4,510	729,326	564,430
Residential real estate	65,724	27,272	33,788	294,460	421,244	355,520
Public finance	14,330	187,206	245,143	48,784	495,463	481,133
Consumer	1,449	7,538	11,067	—	20,054	18,605
Other	1,359	19,294	16,100	4,285	41,038	39,679
Total fixed interest rate loans	$347,620	$951,844	$489,083	$352,548	$2,141,095	$1,793,475
Floating or adjustable interest rates
Commercial and industrial	$539,171	$1,833,637	$110,367	$20,722	$2,503,897	$1,964,726
Commercial real estate	243,649	698,636	206,959	43,226	1,192,470	948,821
Residential real estate	25,706	13,490	15,322	745,324	799,842	774,136
Public finance	3,114	—	3,005	—	6,119	3,005
Consumer	10,426	1,697	250	224	12,597	2,171
Other	2,531	11,730	2,899	—	17,160	14,629
Total floating or adjustable interest rate loans	$824,597	$2,559,190	$338,802	$809,496	$4,532,085	$3,707,488
Total loans	$1,172,217	$3,511,034	$827,885	$1,162,044	$6,673,180	$5,500,963
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

The following table presents, by loan type, the changes in the allowance for credit losses for the years ended December 31,:

(In thousands)	2025	2024	2023
Balance, beginning of year	$88,221	$80,398	$65,917
Impact of adopting ASC 326	—	—	5,256
Adjusted beginning balance	$88,221	$80,398	$71,173
Loan charge-offs:
Commercial and industrial	(25,800)	(20,743)	(9,242)
Commercial real estate	—	(475)	(83)
Residential real estate	(74)	(38)	(13)
Public finance	(1,922)	—	—
Consumer	(447)	(438)	(334)
Other	(743)	—	—
Total loan charge-offs	(28,986)	(21,694)	(9,672)
Recoveries of loans previously charged-off:
Commercial and industrial	441	1,181	1,118
Commercial real estate	11	9	12
Residential real estate	74	8	682
Public finance	—	—	—
Consumer	205	119	50
Other	—	—	—
Total loan recoveries	731	1,317	1,862
Net loan charge-offs	(28,255)	(20,377)	(7,810)
Provision for credit losses[1]	25,050	28,200	17,035
Balance, end of year	$85,016	$88,221	$80,398
Allowance for credit losses to total loans	1.27%	1.38%	1.28%
Ratio of net charge-offs to average loans outstanding	0.43%	0.32%	0.13%
[1] For the years ended December 31, 2025, 2024 and 2023 we recorded a (benefit) provision for credit losses on unfunded commitments of $(450), $(650) and $1,212, respectively. For further information, see Note 3 - Loans.

The following table presents net charge-offs to average loans outstanding by loan category for the years ended December 31,:

(In thousands)	2025	2024	2023
Commercial and industrial	0.89%	0.66%	0.29%
Commercial real estate	—%	0.03%	—%
Residential real estate	—%	—%	(0.07)%
Public finance	0.37%	—%	—%
Consumer	0.62%	0.79%	0.70%
Other	1.43%	—%	—%
Total	0.43%	0.32%	0.13%

Allocation of Allowance for Credit Losses
The following table presents the allocation of the allowance for credit losses by category and the percentage of the allocation of the allowance for credit losses by category to total loans listed as of December 31,:

	2025		2024
(In thousands)	Allowance Amount	% of loans in each category to total loans	Allowance Amount	% of loans in each category to total loans
Commercial and industrial	$42,902	44.0%	$38,489	41.2%
Commercial real estate	24,408	28.8%	28,323	30.0%
Residential real estate	13,323	18.3%	15,450	18.5%
Public finance	2,942	7.5%	4,750	8.7%
Consumer	721	0.5%	750	0.6%
Other	720	0.9%	459	1.0%
Total	$85,016	100.0%	$88,221	100.0%
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
The following table sets forth our nonperforming assets as of December 31,:

(In thousands)	2025	2024
Nonaccrual loans:
Commercial and industrial	$33,710	$28,314
Commercial real estate	5,199	9,302
Residential real estate	21,126	20,220
Public finance	—	7,226
Consumer	46	64
Other	—	2,391
Total nonaccrual loans	60,081	67,517
Accrual loans greater than 90 days past due	690	1,533
Total nonperforming loans	60,771	69,050
Other real estate owned and foreclosed assets, net	11,514	5,138
Total nonperforming assets	$72,285	$74,188
Nonaccrual loans to total loans	0.90%	1.06%
Nonperforming loans to total loans	0.91%	1.08%
Nonperforming assets to total assets	0.85%	0.92%
Allowance for credit losses to nonaccrual loans	141.50%	130.66%

Deposits
Deposits represent our primary source of funds. Total deposits increased by $0.4 billion to $7.1 billion at December 31, 2025, compared to December 31, 2024.
We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. The following table presents our deposits by customer type as of December 31,:

($ in thousands)	2025	2024
Consumer
Noninterest-bearing deposit accounts	$404,666	$410,303
Interest-bearing deposit accounts:
Demand and NOW	110,155	61,987
Savings	308,655	326,916
Money market	1,880,973	1,516,577
Certificates of deposit	809,401	1,069,704
Total interest-bearing deposit accounts	3,109,184	2,975,184
Total consumer deposits	$3,513,850	$3,385,487
Business
Noninterest-bearing deposit accounts	$1,246,707	$1,130,855
Interest-bearing deposit accounts:
Demand and NOW	738,506	669,417
Savings	69,976	75,422
Money market	1,056,044	915,208
Certificates of deposit	57,349	51,131
Total interest-bearing deposit accounts	1,921,875	1,711,178
Total business deposits	$3,168,582	$2,842,033
Wholesale deposits[1]	$424,924	$444,740
Total deposits	$7,107,356	$6,672,260
[1] Wholesale deposits consist of brokered deposits included in our consolidated balance sheets within interest-bearing accounts and in Note 9 - Deposits within certificates of deposit and savings and money market accounts.

	2025		2024
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid

Noninterest-bearing deposit accounts	$1,615,511	—%	$1,542,808	—%
Interest-bearing deposit accounts:
Demand and NOW	785,777	3.18%	633,123	3.63%
Savings	393,771	0.57%	412,941	0.69%
Money market	2,709,997	2.40%	2,161,618	2.11%
Certificates of deposit	1,432,539	3.71%	1,756,755	4.51%
Total interest-bearing deposit accounts	5,322,084	2.73%	4,964,437	3.03%
Total deposits	$6,937,595	2.09%	$6,507,245	2.32%
As of December 31, 2025 and December 31, 2024, approximately $2.6 billion or 36.6% and $2.3 billion or 34.8%, respectively, of our deposit portfolio was uninsured. As of December 31, 2025 and December 31, 2024, approximately $2.1 billion or 29.0% and $1.7 billion or 25.2%, respectively, of our deposit portfolio was uninsured and uncollateralized. The uninsured and uncollateralized amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.

We actively participate in the IntraFi Cash Service (“ICS”) / Certificate of Deposit Account Registry Service (“CDARS”) program which provides FDIC insurance coverage for clients that maintain larger deposit balances. Deposits in the ICS / CDARS program totaled $0.9 billion, or 12.2% of all deposits as of December 31, 2025, and $0.7 billion, or 11.1% of all deposits as of December 31, 2024.
The following table sets forth the portion of the Bank's certificates of deposit, by account, that are in excess of the FDIC insurance limit, by remaining time until maturity, as of December 31, 2025:

(In thousands)
Three months or less	$83,747
Over three months through six months	91,497
Over six through twelve months	33,174
Over twelve months through three years	1,292
Over three years	819
Total	$210,529
Liquidity
Liquidity refers to our ability to maintain cash flow that is adequate to fund operations, support asset growth, maintain reserve requirements and meet present and future obligations of deposit withdrawals, lending obligations and other contractual obligations.
FirstSun (Parent Company)
FirstSun has routine funding requirements consisting primarily of operating expenses, debt service, and funds used for acquisitions. FirstSun can obtain funding to meet its obligations from dividends collected from its subsidiaries, primarily the Bank, and through the issuance of FirstSun common stock and varying forms of debt. At December 31, 2025, FirstSun had available cash and cash equivalents of $66.7 million and debt outstanding of $38.9 million. Management believes FirstSun has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The Bank may declare dividends without prior regulatory approval that do not exceed the total of retained net income for the current year combined with its retained net income for the preceding two years, subject to maintenance of minimum capital requirements. Prior regulatory approval to pay dividends was not required in 2024 or 2025 and is not currently required. At December 31, 2025, the Bank could pay dividends to FirstSun of approximately $268.3 million without prior regulatory approval. During the year ended December 31, 2025, the Bank paid dividends totaling $7.6 million to FirstSun. During the year ended December 31, 2025, Sunflower Wealth Advisors, LLC paid dividends totaling $0.2 million to FirstSun.
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
At December 31, 2025, our liquid assets, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $642.2 million, or 7.6% of total assets, compared to $607.6 million, or 7.5% of total assets, at December 31, 2024. At December 31, 2025, approximately 72% of the investment securities portfolio was pledged as collateral to secure public deposits and repurchase agreements. Our unencumbered available-for-sale securities at December 31, 2025 were $132.6 million, or 1.6% of total assets, compared to $34.5 million, or 0.4% of total assets, at December 31, 2024.
The liability portion of our balance sheet serves as a primary source of liquidity. We plan to meet our future cash needs primarily through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At December 31, 2025, loans as a percentage of customer deposits were 93.9%, compared with 95.6% at December 31, 2024. For additional information related to our deposits, see the “Deposits” section above. We are also a member of the FHLB and FRB, from which we can borrow for leverage or liquidity purposes. The FHLB and FRB require that securities and qualifying loans be pledged to secure any advances. Liquidity sources available to us for immediate funding at December 31, 2025, are as follows:

FHLB borrowings available	$1,350,157
Fed Funds lines	2,269,710
Unused lines with other financial institutions	160,000
Immediate funding availability	$3,779,867
Management believes the Bank has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Capital
Stockholders’ equity at December 31, 2025 was $1.2 billion, compared to $1.0 billion at 2024, an increase of $0.1 billion, or 10.8%. The increase in stockholders’ equity relates primarily to net income for the year ended December 31, 2025. We did not pay a dividend to our common shareholders during the years ended December 31, 2025 or 2024.
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
The following table summarizes our material contractual obligations as of December 31, 2025. Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.

(In thousands)	Note Reference	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Deposits:
Deposits without a stated maturity	9	$5,815,682	$5,815,682	$—	$—	$—
Certificates of deposit	9	1,291,674	1,263,759	21,878	4,636	1,401
Securities sold under agreements to repurchase	10	11,160	11,160	—	—	—
Long-term debt:
Subordinated debt	11	38,919	—	—	—	38,919
Operating leases	23	31,963	8,000	11,969	8,143	3,851
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
Our Asset Liability Committee, or ALCO, which is composed of our executive officers and certain other members of management, monitors interest rate risk on an ongoing basis in accordance with policies approved by our board of directors. The ALCO reviews interest rate positions and considers the impact that projected interest rate scenarios have on earnings, liquidity, business strategies and other factors. However, management has the latitude to change interest rate positions within certain limits if, in management’s judgment, the change will enhance profitability or minimize risk.
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
The primary impact of inflation on operations is reflected in increasing operating costs and noninterest expense. Our interest-bearing assets and liabilities are monetary in nature and changes in interest rates will impact our performance on net interest margin more than changes in the general rate of inflation.
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

	% Change in Net Interest Income As of December 31,		% Change in Economic Value of Equity As of December 31,
Changes in Interest Rate (Basis Points)	2025	2024	2025	2024

+300	10.1%	5.4%	(4.5)%	(8.9)%
+200	6.7%	3.6%	(2.5)%	(5.8)%
+100	3.2%	1.6%	(0.9)%	(2.7)%
Base	—%	—%	—%	—%
-100	2.0%	1.2%	1.6%	2.8%
-200	2.7%	1.0%	1.3%	3.4%
-300	1.8%	(0.7)%	(0.8)%	2.0%

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and the Board of Directors of
FirstSun Capital Bancorp
Denver, Colorado
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FirstSun Capital Bancorp (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
Dallas, Texas
March 6, 2026

FIRSTSUN CAPITAL BANCORP
Consolidated Balance Sheets
As of December 31,

(In thousands, except par and share amounts)	2025	2024
Assets
Cash and cash equivalents	$652,592	$615,917
Securities available-for-sale, at fair value	468,970	469,076
Securities held-to-maturity, fair value of $29,446 and $29,563, respectively	33,839	35,242
Loans held-for-sale, at fair value	100,539	61,825
Loans, net of allowance for credit losses of $85,016 and $88,221, respectively	6,588,164	6,288,136
Mortgage servicing rights, at fair value	86,651	84,258
Premises and equipment, net	81,523	82,483
Other real estate owned and foreclosed assets, net	11,514	5,138
Bank-owned life insurance	83,286	81,115
Restricted equity securities	24,775	28,917
Goodwill	93,483	93,483
Core deposits and other intangible assets, net	4,983	7,434
Accrued interest receivable	32,255	32,102
Deferred tax assets, net	34,873	41,195
Prepaid expenses and other assets	187,715	171,066
Total assets	$8,485,162	$8,097,387

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing accounts	$1,651,373	$1,541,158
Interest-bearing accounts	5,455,983	5,131,102
Total deposits	7,107,356	6,672,260
Securities sold under agreements to repurchase	11,160	14,699
Federal Home Loan Bank advances	—	135,000
Subordinated debt, net	36,680	75,841
Accrued interest payable	6,680	8,705
Accrued expenses and other liabilities	169,930	149,516
Total liabilities	7,331,806	7,056,021

Commitments and contingencies (Note 22)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued or outstanding, respectively	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 27,887,337 and 27,709,679 shares issued; 27,887,337 and 27,709,679 shares outstanding, respectively	3	3
Additional paid-in capital	549,617	547,325
Retained earnings	631,086	533,150
Accumulated other comprehensive loss, net	(27,350)	(39,112)
Total stockholders’ equity	1,153,356	1,041,366
Total liabilities and stockholders’ equity	$8,485,162	$8,097,387
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
Consolidated Statements of Income and Comprehensive Income
For the years ended December 31,

(In thousands, except per share amounts)	2025	2024	2023
Interest income:
Interest and fee income on loans:
Taxable	$407,520	$404,040	$366,523
Tax exempt	17,939	17,919	19,114
Interest and dividend income on securities:
Taxable	17,430	18,454	17,014
Tax exempt	32	14	18
Other interest income	24,848	19,113	11,015
Total interest income	467,769	459,540	413,684
Interest expense:
Interest expense on deposits	145,338	150,651	101,355
Interest expense on securities sold under agreements to repurchase	150	188	225
Interest expense on other borrowed funds	4,890	11,791	18,673
Total interest expense	150,378	162,630	120,253
Net interest income	317,391	296,910	293,431
Provision for credit losses	24,600	27,550	18,247
Net interest income after credit loss expense	292,791	269,360	275,184
Noninterest income:
Deposit account service fees	8,321	9,495	9,940
Treasury management service fees	17,473	14,829	11,724
Credit and debit card fees	10,729	11,153	11,681
Trust and investment advisory fees	5,945	5,787	5,693
Mortgage banking services, net	47,072	39,014	31,384
Other noninterest income	12,339	9,514	8,670
Total noninterest income	101,879	89,792	79,092
Noninterest expense:
Salary and employee benefits	171,824	154,985	133,231
Occupancy, equipment and software	38,244	36,282	33,426
Amortization and impairment of intangible assets	2,412	3,549	4,822
Merger related expenses	2,743	13,178	—
Other noninterest expenses	56,551	56,046	51,314
Total noninterest expense	271,774	264,040	222,793
Income before income taxes	122,896	95,112	131,483
Provision for income taxes	24,960	19,484	27,950
Net income	$97,936	$75,628	$103,533
Other comprehensive income:
Net unrealized gain on securities available-for-sale	11,762	3,895	976
Other comprehensive income	11,762	3,895	976
Comprehensive income	$109,698	$79,523	$104,509

Earnings per share:
Net income available to common stockholders	$97,936	$75,628	$103,533
Basic	$3.52	$2.76	$4.15
Diluted	$3.47	$2.69	$4.08
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
Consolidated Statements of Stockholders’ Equity
For the years ended December 31,

(in thousands, except share amounts)	Issued shares of common stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance as of January 1, 2023	24,920,984	$2	$460,720	$—	$357,797	$(43,983)	$774,536
Cumulative effect of accounting change	—	—	—	—	(3,808)	—	(3,808)
Adjusted beginning balance	24,920,984	2	460,720	—	353,989	(43,983)	770,728
Net income	—	—	—	—	103,533	—	103,533
Other comprehensive income	—	—	—	—	—	976	976
Share-based compensation expense, net of forfeitures	—	—	2,127	—	—	—	2,127
Restricted stock activity, net of forfeitures (See Note 14 - Stockholders’ Equity)	15,007	—	—	—	—	—	—
Stock option exercises, net	24,648	—	(167)	—	—	—	(167)
Balance as of December 31, 2023	24,960,639	$2	$462,680	$—	$457,522	$(43,007)	$877,197
Net income	—	—	—	—	75,628	—	75,628
Other comprehensive income	—	—	—	—	—	3,895	3,895
Share-based compensation expense, net of forfeitures	—	—	2,375	—	—	—	2,375
Issuance of common stock, net of issuance costs	2,461,538	1	79,433	—	—	—	79,434
Restricted stock activity, net of forfeitures (See Note 14 - Stockholders’ Equity)	10,998	—	—	—	—	—	—
Stock option exercises, net	276,504	—	2,837	—	—	—	2,837
Balance as of December 31, 2024	27,709,679	$3	$547,325	$—	$533,150	$(39,112)	$1,041,366
Net income	—	—	—	—	97,936	—	97,936
Other comprehensive income	—	—	—	—	—	11,762	11,762
Share-based compensation expense, net of forfeitures	—	—	3,536	—	—	—	3,536
Restricted stock activity, net of forfeitures (See Note 14 - Stockholders’ Equity)	82,415	—	(699)	—	—	—	(699)
Stock option exercises, net	95,243	—	(545)	—	—	—	(545)
Balance as of December 31, 2025	27,887,337	$3	$549,617	$—	$631,086	$(27,350)	$1,153,356
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
Consolidated Statements of Cash Flows
For the year ended December 31,

(In thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$97,936	$75,628	$103,533
Adjustments to reconcile income to net cash provided by operating activities:
Provision for credit losses	24,600	27,550	18,247
Depreciation and amortization on premises and equipment	8,248	7,375	7,420
Deferred tax expense	2,759	3,347	3,012
Amortization of net premium on securities	512	729	1,004
Accretion of net discount on acquired loans	(1,316)	(2,530)	(3,204)
Net change in deferred loan origination fees and costs	4,401	(132)	(1,178)
Amortization of core deposits and other intangible assets	2,412	2,769	4,822
Amortization of premium on acquired deposits	(79)	(340)	(966)
Accretion of discount on subordinated debt	272	383	286
Amortization of issuance costs on subordinated debt	124	147	147
Accretion of discount on convertible notes payable	—	—	101
Increase in cash surrender value of bank-owned life insurance	(2,171)	(1,989)	(1,928)
Impairment of other real estate owned and foreclosed assets	711	133	286
Impairment of other intangible assets	—	780	—
Federal Home Loan Bank stock dividends	(586)	(789)	(1,560)
Share-based compensation expense	3,536	2,375	2,127
Decrease in fair value of mortgage servicing rights	12,191	4,714	6,649
Net loss on disposal of premises and equipment	179	397	120
Net loss on other real estate owned and foreclosed assets activity	373	28	106
Net gain on sales of loans held-for-sale	(10,965)	(6,959)	(3,491)
Net loss on subordinated notes issuance costs due to early redemption	444	—	—
Origination of loans held-for-sale	(1,403,999)	(1,088,457)	(791,017)
Proceeds from sales of loans held-for-sale	1,361,666	1,075,747	788,367
Changes in operating assets and liabilities:
Lease right-of-use assets	(106)	(304)	(660)
Accrued interest receivable	(153)	4,997	(8,556)
Prepaid expenses and other assets	23,597	(16,086)	(11,397)
Accrued interest payable	(2,025)	(4,875)	7,782
Accrued expenses and other liabilities	(11,078)	16,482	5,124
Net cash provided by operating activities	$111,483	$101,120	$125,176
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
Consolidated Statements of Cash Flows (continued)
For the years ended December 31,

(In thousands)	2025	2024	2023
Cash flows from operating activities: (previous page)	$111,483	$101,120	$125,176
Cash flows from investing activities:
Proceeds from maturities of held-to-maturity securities	1,533	1,849	2,007
Purchases of available-for-sale securities	(23,694)	(9,425)	(21,555)
Proceeds from paydowns, sales or maturities of available-for-sale securities	38,734	60,309	41,669
Loan originations, net of repayments	(337,954)	(129,465)	(362,778)
Purchases of premises and equipment	(7,509)	(5,412)	(4,268)
Proceeds from sales of premises and equipment	41	—	—
Proceeds from sales of other real estate owned and foreclosed assets	2,331	1,077	5,952
Proceeds from bank-owned life insurance	—	725	—
Purchases of restricted equity securities	(693)	(44,721)	(51,076)
Proceeds from the sale or redemption of restricted equity securities	5,419	54,665	64,779
Purchase of other investments	(9,177)	(11,769)	(2,677)
Proceeds from the sale or redemption of other investments	770	1,296	668
Net cash used in investing activities	(330,199)	(80,871)	(327,279)
Cash flows from financing activities:
Net change in deposits	435,174	298,497	610,007
Net change in securities sold under agreements to repurchase	(3,539)	(9,994)	(12,028)
Proceeds from Federal Home Loan Bank advances	293,000	5,460,410	2,041,468
Repayments of Federal Home Loan Bank advances	(428,000)	(5,714,878)	(2,295,885)
Repayments of convertible notes payable	—	—	(5,456)
Repayments of subordinated notes	(40,000)	—	—
Proceeds from issuance of common stock, net of issuance costs and taxes paid on cashless exercise of equity awards	(1,244)	82,271	(167)
Net cash provided by financing activities	255,391	116,306	337,939
Net increase in cash and cash equivalents	36,675	136,555	135,836
Cash and cash equivalents, beginning of year	615,917	479,362	343,526
Cash and cash equivalents, end of year	$652,592	$615,917	$479,362

Supplemental disclosures of cash flow information:
Interest paid on deposits	$146,009	$155,027	$92,085
Interest paid on borrowed funds	$4,909	$12,099	$20,459
Cash paid for income taxes, net	$15,707	$14,940	$28,459
Non-cash investing and financing activities:
Right-of-use lease assets obtained in exchange for lessee operating lease liabilities	$14,993	$4,960	$2,696
Net change in unrealized gain (loss) on available-for-sale securities	$15,570	$5,156	$1,291
Loan charge-offs	$28,986	$21,694	$9,672
Loans transferred to other real estate owned and foreclosed assets	$9,791	$2,275	$4,086
Mortgage servicing rights resulting from sale or securitization of mortgage loans	$14,584	$12,271	$9,253
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
Notes to Consolidated Financial Statements
($ in thousands, except share and per share amounts)
NOTE 1 - Basis of Presentation, Description of Business and Summary of Significant Accounting Policies
a.Principles of Consolidation - The consolidated financial statements include the accounts of FirstSun Capital Bancorp (“FirstSun” or “Parent Company”) and its wholly-owned subsidiaries, Sunflower Bank, N.A. (the “Bank”), Sunflower Wealth Advisors LLC, and FEIF Capital Partners, LLC, and have been prepared using U.S. generally accepted accounting principles (“U.S. GAAP”) and prevailing practices in the banking industry. All significant intercompany balances and transactions have been eliminated. These entities are collectively referred to as “our”, “us”, “we”, or “the Company”.
b.Nature of Operations - The Bank’s headquarters are located in Dallas, Texas. The Bank primarily operates throughout Texas, Kansas, Colorado, New Mexico, Arizona and California providing a full range of commercial and consumer banking and financial services to small and medium-sized companies. Its primary deposit products are checking, savings and term certificate accounts. Its primary wealth management and trust products are private banking, personal trust and agency accounts, employee benefit and retirement related trust and agency accounts, investment management and advisory agency accounts, and foundation and endowment trust and agency accounts. Its primary lending products are commercial, residential mortgage and consumer loans. Substantially all loans are secured by specific items of collateral, including business assets, consumer assets, and commercial and residential real estate. Commercial and industrial loans are generally expected to be repaid from the borrower’s cash flow from operations.
c.Pending Merger with First Foundation - On October 27, 2025, FirstSun and First Foundation Inc. (“First Foundation”) entered into an Agreement and Plan of Merger, as amended by Amendment No. 1 dated February 6, 2026. Under the merger agreement, First Foundation will merge with and into FirstSun, with FirstSun continuing as the surviving corporation (the “Merger”). Immediately following the completion of the Merger, First Foundation’s wholly-owned bank subsidiary, First Foundation Bank, a California state-chartered bank, will merge with and into FirstSun’s wholly-owned bank subsidiary, Sunflower Bank, N.A., a national banking association, with Sunflower Bank continuing as the surviving bank.
If the Merger is completed, at the effective time of the Merger (i) each outstanding share of First Foundation common stock will be converted into the right to receive 0.16083 of a share of FirstSun common stock, plus cash in lieu of fractional shares, subject to certain exceptions; and (ii) each outstanding share of First Foundation Series A Noncumulative Convertible Preferred Stock and each outstanding share of First Foundation Series C Non-Voting Common Equity Equivalent Stock (collectively, the “First Foundation Preferred Stock”) will be converted into the right to receive 0.16083 of a share of FirstSun common stock, plus cash in lieu of fractional shares, for the number of shares of First Foundation common stock into which such shares of First Foundation Preferred Stock were convertible immediately prior to the effective time of the Merger, subject to certain exceptions. Immediately prior to the effective time of the Merger, each outstanding warrant to acquire shares of First Foundation Series C Non-Voting Common Equity Equivalent Stock will be exercised and terminated pursuant to a Warrant Exercise and Termination Agreement. Immediately prior to the effective time of the Merger, each holder of First Foundation warrants will automatically exercise its warrants on a cashless basis and receive First Foundation Series C Non-Voting Common Equity Equivalent Stock together with its pro rata share of an aggregate cash payment of approximately $17.5 million to all warrant holders. The First Foundation Series C Non-Voting Common Equity Equivalent Stock received by warrant holders upon exercise will be exchanged in the Merger for shares of FirstSun common stock as described above.
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
f.Concentration of Credit Risk - We have a significant concentration in commercial and industrial loans and residential real estate within Texas, Kansas, Colorado, New Mexico and Arizona. When necessary, we perform credit evaluations on our customers' financial condition and often request additional guarantees and forms of collateral from our customers. These financial evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, historical payment patterns, cash flow needs and deposit balances (particularly in light of recent developments in the banking industry) and bad debt write-off experience. Declines in the local or statewide economies could have an adverse impact on our borrowers’ financial condition. Specifically, inflation and higher interest rates, along with monetary events, can cause some of our business customers who have greater operating cash needs to draw on their deposits with us to meet expenses. Adverse developments affecting real estate values in one or more of our markets could increase our credit risk associated with our loan portfolio. Additionally, if loans are not repaid according to their terms, the collateral securing the loans, in those cases where real estate serves as the primary collateral, may not have value equal to the amounts owed under the loan. We did not exceed regulatory concentration monitoring levels as of December 31, 2025 or 2024.
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
In March of 2023, the FASB issued ASU 2023-02, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” ASU 2023-02 allows entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. We adopted the amendments in this ASU as of January 1, 2025. The adoption did not have a significant effect on our financial statements.
In December of 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740: Improvements to Income Tax Disclosures, which requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. It also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. We adopted the amendments in this ASU for our annual financial statements in 2025, prospectively. See Note 15 - Income Taxes.
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
j.Cash and Cash Equivalents - Cash and cash equivalents include cash, cash items in process of collection, deposits with other financial institutions and federal funds sold. For purposes of the consolidated statements of cash flows, we consider all federal funds sold and interest-bearing deposits at other financial institutions to be cash and cash equivalents, all with original maturities of less than 90 days. Cash held at depository institutions at times may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. Cash deposits are with financial institutions that we believe to be reputable and we do not anticipate realizing any losses from these cash deposits. As of December 31, 2025 and 2024, we have complied with all regulatory cash reserve and clearing requirements. Cash and cash equivalents were as follows as of December 31,:

	2025	2024
Federal Reserve Bank	$602,632	$560,142
Federal Home Loan Bank	3,376	2,470
Other	15,421	13,120
Total cash due from depository institutions	621,429	575,732
Cash on hand and noninterest-bearing accounts	31,163	40,185
Total cash and cash equivalents	$652,592	$615,917
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
l.Loans Held-for-Sale - Mortgage loans originated and intended for sale in the secondary market are classified as loans held-for-sale and recorded at fair value. Most of these loans are sold with servicing rights retained. The changes in fair value of loans held-for-sale are measured and recorded in mortgage banking services. Loan origination fees are recorded in the period of origination.
m.Loans Receivable - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff, are reported at the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs, fair value hedge accounting adjustments, and an allowance for credit losses.
Interest on loans receivable is accrued and credited to income based upon the principal amount outstanding using primarily a simple interest calculation. Loan origination fees and related direct loan origination costs for a given loan are offset and only the net amount is deferred and amortized and recognized in interest income over the life of the loan using the interest method without anticipating prepayments. The accrual of interest income on loans is discontinued when, in management’s judgment, the interest is uncollectible in the normal course of business, and a loan is moved to nonaccrual status in accordance with the Bank’s policy, typically after 90 or 120 days of non-payment, as follows: interest income on consumer, commercial real estate and commercial and industrial loans is typically discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in the process of collection; interest income on residential real estate loans is typically discontinued at the time the loan is 120 days delinquent unless the loan is well-secured and in the process of collection. Consumer and credit card loans are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest in full is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual are classified as nonperforming loans.
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
Our MSRs are initially recorded and subsequently measured at fair value. The fair value of the MSRs is based upon the present value of the expected future net cash flows related to servicing these loans. We receive a base servicing fee, generally ranging from 0.25% to 0.50% annually on the remaining outstanding principal balances of the loans. The servicing fees are collected from investors. We determine the fair value of the MSRs by the use of a discounted cash flow model that incorporates prepayment speeds, delinquencies, discount rate, ancillary revenues and other assumptions (including costs to service) that management believes are consistent with the assumptions other market participants use in valuing MSRs. The nature of the loans underlying the MSRs affects the assumptions used in the cash flow models. We obtain third-party valuations quarterly to assess the reasonableness of the fair value calculated by the cash flow model. Changes in the fair value of MSRs are charged or credited to mortgage banking services, net.
As a part of our mortgage servicing responsibilities, we advance funds when the borrower fails to meet contractual payments (e.g., principal, interest, property taxes, and insurance). We also advance funds to maintain, report, and market foreclosed real estate properties on behalf of investors. These advances are collectively known as servicer related advances. Such advances are recovered from borrowers for reinstated and performing loans and from investors for foreclosed loans. We record an ACL on outstanding servicer advances when we determine that based on all available information, that a credit loss is expected, and that all contractual amounts due will not be recovered. There was no ACL on outstanding servicer advances as of December 31, 2025 and 2024, respectively.
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
Restricted equity securities consisted of the following:

	2025	2024
Federal Home Loan Bank stock	$7,510	$11,739
Federal Reserve Bank stock	17,265	17,178
Total restricted equity securities	$24,775	$28,917
t.Goodwill - The excess purchase price of acquired businesses over the fair value of identifiable assets acquired and liabilities assumed is recognized as goodwill. Goodwill is evaluated for impairment on an annual basis, or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. Our evaluation may consist of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. Factors considered in the qualitative assessment include general economic conditions, conditions of the industry and markets in which we operate, regulatory developments, cost factors, and our overall financial performance. We performed our most recent annual goodwill impairment test as of December 31, 2025 and concluded that no impairment existed. No impairment losses have been recognized during the years ended December 31, 2025, 2024 and 2023.
u.Core Deposits and Other Intangible Assets - Core deposits related to the depositor relationship of customers acquired from our business combinations are recognized in the value of core deposits. Our core deposits were valued based on the expected future benefit or earnings capacity attributable to the acquired deposits. These assets have been assigned 10 year lives from the date of acquisition. Other intangible assets include the First National 1870 trade name. The trade name provides a source of market recognition to attract potential clients/relationships and retain existing customers. Management has indicated that portions of the business will utilize the First National 1870 trade name into perpetuity; therefore, this trade name has been classified as an indefinite-lived asset. In December 2024, a decision was made to discontinue the use of the Guardian Mortgage tradename (see Note 6 - Core Deposits and Other Intangible Assets). We also have acquired certain customer relationships relating to wealth management. These customer relationships have been assigned amortization periods of 10 to 16 years.
v.Impairment of Long-lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When events or changes in circumstances indicate an asset may not be recoverable, we estimate the future cash flows expected to result from the use of the asset. If impairment is indicated, an adjustment is made to reduce the carrying amount based on the difference between the future cash flows expected and the carrying amount of the asset. During the year ended December 31, 2025, 2024 and 2023 there was no impairment of long-lived assets, respectively.
w.Transfers of Financial Assets - Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
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
Risk Management Objective of Using Derivatives
Banking Activities - We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our assets and liabilities and the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments principally related to our loan portfolio. The initial and subsequent changes in value, as well as the offsetting gain or loss of banking derivative financial instruments that qualify as fair value hedges, and any fee income generated are recorded as a component of interest and fee income on loans in our consolidated statements of income and comprehensive income.
Mortgage Banking Activities - Our mortgage bankers enter into interest rate lock commitments (IRLC) with prospective borrowers. An IRLC represents an agreement to purchase loans from a third-party originator or an agreement to extend credit to a mortgage applicant, whereby the interest rate is set prior to funding. The loan commitment binds us (subject to the loan approval process) to fund the loan at the specified rate, regardless of whether interest rates have changed between the commitment date and the loan funding date. Outstanding interest rate lock commitments are subject to interest rate risk and related price risk during the period from the date of the commitment through the loan funding date or expiration date. The borrower is not obligated to obtain the loan; thus, we are subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLC. Our interest rate exposure on these derivative loan commitments is hedged with forward sales of mortgage-based securities as described below. Our IRLCs are carried at fair value in accordance with ASC Topic 815, and recorded at fair value in prepaid expenses and other assets on our consolidated balance sheets. ASC Topic 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair values of IRLCs are based on the fair value of the related mortgage loans which is based upon observable market data. The initial and subsequent changes in value of IRLCs are recorded as a component of mortgage banking services, net, in our consolidated statements of income and comprehensive income.
We actively manage the risk profiles of our IRLCs and mortgage loans held-for-sale on a daily basis. To manage the price risk associated with IRLCs, we enter into forward sales of mortgage-backed securities (MBS) in an amount equal to the portion of the IRLC expected to close, assuming no change in mortgage interest rates. In addition, to manage the interest rate risk associated with mortgage loans held-for-sale, we enter into forward sales of MBS to deliver mortgage loans to third-party investors. The estimated fair values of forward sales of MBS and forward sales commitments are based on exchange prices or the dealer market price. The initial and subsequent changes in value on forward sales of MBS and forward sales commitments are a component of mortgage banking services, net, in our consolidated statements of income and comprehensive income.
We also occasionally enter into contracts with other mortgage bankers to purchase residential mortgage loans at a future date, which we refer to as Loan Purchase Commitments (LPCs). LPCs are accounted for as derivatives under ASC Topic 815 and recorded at fair value in prepaid expenses and other assets on our consolidated balance sheets. Subsequent changes in LPCs are recorded as a charge or credit to mortgage banking services, net, in our consolidated statements of income and comprehensive income.
We utilize derivative instruments to help manage the fair value changes in our MSRs. These derivative instruments are intended to economically hedge certain risks related to our MSRs. As such, these derivative instruments are not designated as accounting hedges. These derivatives may include To Be Announced (TBA) MBS, interest rate swaps, and options contracts and are valued based on quoted prices for similar assets in an active market with inputs that are observable. These derivative products are accounted for and recorded at fair value in prepaid expenses and other assets or accrued expenses and other liabilities on our consolidated balance sheets. Subsequent changes are recorded to mortgage banking services, net, in our consolidated statements of income and comprehensive income.
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
ac.Earnings Per Share - Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during each period, excluding outstanding participating securities. Participating securities include unexercised stock options, non-vested restricted stock awards/share units with a service condition and non-vested performance share units, including market-based awards. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding determined for basic earnings per share plus the dilutive effect of stock compensation using the treasury stock method.

ad.Share-Based Compensation - Compensation cost is recognized for stock options, non-vested restricted stock awards/stock units, performance share units, and market-based awards issued to employees and directors, based on the fair value of these awards at the date of the grant. A Black-Scholes model is utilized to estimate the fair value of stock options. The fair value of non-vested stock awards/stock units and performance share units is generally the market price of our stock on the date of grant. A Monte Carlo simulation is utilized to estimate the fair value of market-based awards. The Monte Carlo simulation model is built on certain assumption including our stock volatility. We cannot predict the prices at which our common stock will trade in the future.
Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. Compensation cost related to awards with market conditions are recognized regardless of whether the market condition is satisfied and is not reversed provided that the requisite service period has been completed. We recognize forfeitures as they occur.
ae.Retirement Plan - We have an employee savings plan and trust (the Plan) which qualifies under Section 401(k) of the Internal Revenue Service Code. The Bank’s Trust and Wealth Management department is the Trustee. Substantially all of our full-time employees are eligible to participate in the Plan. Eligible employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. Additional contributions are allowed per the Internal Revenue Service Code for participants who have attained age 50 before the end of the Plan year. We make a matching contribution for each eligible participant equal to 100% of the participant’s elective deferrals which does not exceed 6% of the participant’s compensation. Participants are immediately vested in the matching contribution. Matching contributions to the Plan charged to salary and employee benefits amounted to $6.5 million, $6.0 million and $5.3 million in 2025, 2024 and 2023, respectively.
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
We recognize the financial effects of a tax position only when we believe it can “more likely than not” support the position upon a tax examination by the relevant taxing authority, with a tax examination being presumed to occur. We are no longer subject to examination by taxing authorities for years before 2022. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.
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
aj.Recent Accounting Pronouncements Not Yet Adopted - ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 will be effective for us, on a prospective basis, for annual periods beginning in 2027, and interim periods within fiscal years beginning in 2028, though early adoption and retrospective application is permitted. ASU 2024-03 is not expected to have a significant impact on our financial statements.
ASU No. 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” ASU 2025-05 provides all entities, when developing reasonable and supportable forecasts as part of estimating expected credit losses on current accounts receivable and/or current contract assets arising from transactions under ASC Topic 606 - Revenue from Contracts with Customers, a practical expedient whereby entities can assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 will be effective in 2026 and is not expected to have a significant impact on our financial statements.
ASU No. 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” ASU 2025-06 simplifies and modernizes the accounting for internal-use software by removing prescriptive project stage guidance and introducing a new capitalization threshold. Under the revised standard, software development costs are capitalized when management authorizes and commits funding for the project and it is probable the software will be completed and used as intended. ASU 2025-05 will be effective in 2028 and is not expected to have a significant impact on our financial statements.
ASU 2025‑08, “Financial Instruments - Credit Losses (Topic 326): Purchased Loans.” ASU 2025-08 expands the scope of the “gross‑up” method, formerly applicable only to purchased credit‑deteriorated (“PCD”) assets, to include acquired non‑PCD loans that meet certain criteria, now referred to as “purchased seasoned loans” (PSLs). Under this model, an allowance for expected credit losses is recognized at acquisition, offsetting the loan’s amortized cost basis, thereby eliminating the day-one credit‑loss expense previously required for non‑PCD assets. PSLs are defined as non‑PCD loans acquired either (i) through a business combination, or (ii) purchased more than 90 days after origination when the acquirer was not involved in origination. ASU 2025-08 will be effective for us, on a prospective basis for loans acquired on or after the adoption date, for interim and annual reporting periods beginning in 2027, though early adoption is permitted. ASU 2025-08 is not expected to have a significant impact on our financial statements and we plan to early adopt on January 1, 2026.
ASU 2025‑09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements.” ASU 2025-09 amends ASC 815 to align hedge accounting more closely with an entity’s economic risk management practices. Key amendments include (i) to allow designating a variable price component of a nonfinancial forecasted purchase or sale as the hedged risk, (ii) to allow grouping individual forecasted transactions with similar (not identical) risk exposures, (iii) a new model for hedging forecasted interest on variable-rate debt, enabling changes in index or tenor without dedesignation, subject to simplifying assumptions, and (iv) additional clarifications related to hedge accounting of nonfinancial components, net written options, and dual-hedge strategies. ASU 2025-09 will be effective for us beginning in 2027, though early adoption is permitted. ASU 2025-09 is not expected to have a significant impact on our financial statements.
ASU 2025‑11, “Interim Reporting (Topic 270): Narrow‑Scope Improvements.” ASU 2025-11 clarifies and enhances guidance under ASC 270 on interim financial reporting by (i) clarifying the scope of ASC 270 such that it now explicitly applies only to entities that issue complete interim financial statements and related notes under U.S. GAAP, (ii) establishing clear guidance on the form of interim statements and notes, incorporating a comprehensive list of required interim disclosures drawn from across the ASC, and (iii) introducing a requirement to disclose material events and changes occurring after the end of the last annual period that could impact interim results. ASU 2025-11 will be effective for us for interim periods beginning in 2028, though early adoption is permitted. ASU 2025-11 is not expected to have a significant impact on our financial statements.
NOTE 2 - Securities
The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity debt securities by type follows as of December 31,:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2025
Available-for-sale:
U.S. treasury	$35,164	$—	$(1,894)	$33,270
U.S. agency	418	—	(6)	412
Obligations of states and political subdivisions	29,590	67	(1,584)	28,073
Mortgage backed - residential	107,113	326	(11,263)	96,176
Collateralized mortgage obligations	165,229	—	(14,432)	150,797
Mortgage backed - commercial	151,905	951	(8,863)	143,993
Other debt	15,755	494	—	16,249
Total available-for-sale	$505,174	$1,838	$(38,042)	$468,970
Held-to-maturity:
Obligations of states and political subdivisions	$25,890	$—	$(3,932)	$21,958
Mortgage backed - residential	5,467	1	(363)	5,105
Collateralized mortgage obligations	2,482	—	(99)	2,383
Total held-to-maturity	$33,839	$1	$(4,394)	$29,446
2024
Available-for-sale:
U.S. treasury	$35,224	$—	$(3,494)	$31,730
U.S. agency	665	—	(9)	656
Obligations of states and political subdivisions	27,709	31	(2,041)	25,699
Mortgage backed - residential	111,038	128	(14,887)	96,279
Collateralized mortgage obligations	183,718	3	(19,374)	164,347
Mortgage backed - commercial	147,374	357	(12,904)	134,827
Other debt	15,122	416	—	15,538
Total available-for-sale	$520,850	$935	$(52,709)	$469,076
Held-to-maturity:
Obligations of states and political subdivisions	$25,713	$—	$(4,899)	$20,814
Mortgage backed - residential	6,373	1	(576)	5,798
Collateralized mortgage obligations	3,156	—	(205)	2,951
Total held-to-maturity	$35,242	$1	$(5,680)	$29,563
There was no allowance for credit losses related to our investment securities as of December 31, 2025 and 2024.
As of December 31, 2025 and 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Fair value and unrealized losses on debt securities by type and length of time in a continuous unrealized loss position without an allowance for credit losses were as follows as of December 31,:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Number of Securities
2025
Available-for-sale:
U.S. treasury	$—	$—	$33,270	$(1,894)	$33,270	$(1,894)	4
U.S. agency	—	—	412	(6)	412	(6)	2
Obligations of states and political subdivisions	—	—	22,837	(1,584)	22,837	(1,584)	16
Mortgage backed - residential	1,802	(4)	78,014	(11,259)	79,816	(11,263)	82
Collateralized mortgage obligations	10,048	(8)	140,749	(14,424)	150,797	(14,432)	59
Mortgage backed - commercial	2,885	(19)	108,983	(8,844)	111,868	(8,863)	24
Total available-for-sale	$14,735	$(31)	$384,265	$(38,011)	$399,000	$(38,042)	187
Held-to-maturity:
Obligations of states and political subdivisions	$—	$—	$21,631	$(3,932)	$21,631	$(3,932)	8
Mortgage backed - residential	18	—	5,050	(363)	5,068	(363)	11
Collateralized mortgage obligations	—	—	2,383	(99)	2,383	(99)	5
Total held-to-maturity	$18	$—	$29,064	$(4,394)	$29,082	$(4,394)	24

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Number of Securities
2024
Available-for-sale:
U.S. treasury	$—	$—	$31,730	$(3,494)	$31,730	$(3,494)	4
U.S. agency	—	—	656	(9)	656	(9)	7
Obligations of states and political subdivisions	—	—	22,253	(2,041)	22,253	(2,041)	17
Mortgage backed - residential	3,788	(49)	86,626	(14,838)	90,414	(14,887)	81
Collateralized mortgage obligations	10,785	(12)	146,740	(19,362)	157,525	(19,374)	62
Mortgage backed - commercial	1,705	(51)	112,801	(12,853)	114,506	(12,904)	23
Total available-for-sale	$16,278	$(112)	$400,806	$(52,597)	$417,084	$(52,709)	194
Held-to-maturity:
Obligations of states and political subdivisions	$329	$—	$20,485	$(4,899)	$20,814	$(4,899)	9
Mortgage backed - residential	—	—	5,703	(576)	5,703	(576)	10
Collateralized mortgage obligations	—	—	2,951	(205)	2,951	(205)	5
Total held-to-maturity	$329	$—	$29,139	$(5,680)	$29,468	$(5,680)	24
We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. We do not have plans to sell any of the available-for-sale debt securities with unrealized losses as of December 31, 2025, and we believe it is more likely than not that we would not be required to sell such available-for-sale debt securities before recovery of their amortized cost.
We continue to monitor unrealized loss positions for potential credit impairments. During the years ended December 31, 2025, 2024 and 2023, there were no credit impairments related to our investment securities.
The amortized cost and fair value of our debt securities by contractual maturity as of December 31, 2025 are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or earlier redemptions that may occur.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due within 1 year	$368	$367
Due after 1 year through 5 years	112,491	109,812
Due after 5 years through 10 years	124,204	116,650
Due after 10 years	268,111	242,141
Total available-for-sale	$505,174	$468,970
Held-to-maturity:
Due within 1 year	$696	$692
Due after 1 year through 5 years	360	361
Due after 5 years through 10 years	3,334	3,164
Due after 10 years	29,449	25,229
Total held-to-maturity	$33,839	$29,446

Securities with a carrying value of $361,877 and $460,387 were pledged to secure public deposits, securities sold under agreements to repurchase and borrowed funds at December 31, 2025 and 2024, respectively.
There were proceeds from sales and calls of securities of $1,895 for the year ended December 31, 2025. There were no proceeds from sales and calls of securities the years ended December 31, 2024 and 2023. For the years ended December 31, 2025, 2024 and 2023 there were no gross investment gains or losses resulting from the sale of securities.
NOTE 3 - Loans
Loans held-for-investment by portfolio type consist of the following as of December 31,:

	2025	2024
Commercial and industrial	$2,937,867	$2,627,591
Commercial real estate:
Non-owner occupied	742,002	752,628
Owner occupied	700,774	700,867
Construction and land	268,652	362,677
Multifamily	210,368	94,355
Total commercial real estate	1,921,796	1,910,527
Residential real estate	1,221,086	1,180,610
Public finance	501,582	554,784
Consumer	32,651	41,144
Other	58,198	61,701
Total loans	$6,673,180	$6,376,357
Allowance for credit losses	(85,016)	(88,221)
Loans, net of allowance for credit losses	$6,588,164	$6,288,136
As of December 31, 2025 and 2024, we had net deferred fees, costs, premiums and discounts of $13,538 and $10,222, respectively, on our loan portfolio.
Accrued interest receivable on loans totaled $30,031 and $29,971 at December 31, 2025 and 2024, respectively, and is included in accrued interest receivable in the accompanying consolidated balance sheets.

The following table presents the activity in the allowance for credit losses by portfolio type for the years ended December 31,:

	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Public Finance	Consumer	Other	Total
2025
Allowance for credit losses:
Balance, beginning of year	$38,489	$28,323	$15,450	$4,750	$750	$459	$88,221
Provision for (benefit from) credit losses	29,772	(3,926)	(2,127)	114	213	1,004	25,050
Loans charged-off	(25,800)	—	(74)	(1,922)	(447)	(743)	(28,986)
Recoveries	441	11	74	—	205	—	731
Balance, end of year	$42,902	$24,408	$13,323	$2,942	$721	$720	$85,016
2024
Allowance for credit losses:
Balance, beginning of year	$29,830	$27,546	$16,345	$5,337	$717	$623	$80,398
Provision for (benefit from) credit losses	28,221	1,243	(865)	(587)	352	(164)	28,200
Loans charged-off	(20,743)	(475)	(38)	—	(438)	—	(21,694)
Recoveries	1,181	9	8	—	119	—	1,317
Balance, end of year	$38,489	$28,323	$15,450	$4,750	$750	$459	$88,221
2023
Allowance for credit losses:
Balance, beginning of year	$40,908	$19,743	$2,963	$1,664	$351	$288	$65,917
Impact of adopting ASC 326	(13,583)	3,867	10,256	3,890	249	577	5,256
Provision for (benefit from) credit losses	10,629	4,007	2,457	(217)	401	(242)	17,035
Loans charged-off	(9,242)	(83)	(13)	—	(334)	—	(9,672)
Recoveries	1,118	12	682	—	50	—	1,862
Balance, end of year	$29,830	$27,546	$16,345	$5,337	$717	$623	$80,398
We determine the allowance for credit losses estimate on at least a quarterly basis.
As of December 31, 2025 and 2024, we had an allowance for credit losses on unfunded commitments of $1,209 and $1,659, respectively. For the years ended December 31, 2025, 2024 and 2023, we recorded a provision (benefit) for credit losses on unfunded commitments of $(450), $(650) and $1,212, respectively.

The following table presents our loan portfolio aging analysis as of December 31,:

	Loans Not Past Due	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans Greater than 90 Days Past Due, Still Accruing	Nonaccrual	Total
2025
Commercial and industrial	$2,890,507	$8,149	$5,501	$—	$33,710	$2,937,867
Commercial real estate:
Non-owner occupied	723,930	13,891	—	—	4,181	742,002
Owner occupied	699,342	414	—	—	1,018	700,774
Construction and land	264,238	—	4,414	—	—	268,652
Multifamily	210,368	—	—	—	—	210,368
Total commercial real estate	1,897,878	14,305	4,414	—	5,199	1,921,796
Residential real estate	1,177,999	16,657	4,614	690	21,126	1,221,086
Public Finance	501,582	—	—	—	—	501,582
Consumer	32,528	70	7	—	46	32,651
Other	50,244	7,954	—	—	—	58,198
Total loans	$6,550,738	$47,135	$14,536	$690	$60,081	$6,673,180
2024
Commercial and industrial	$2,592,274	$6,331	$672	$—	$28,314	$2,627,591
Commercial real estate:
Non-owner occupied	748,004	274	—	—	4,350	752,628
Owner occupied	695,733	1,856	—	—	3,278	700,867
Construction and land	362,677	—	—	—	—	362,677
Multifamily	92,681	—	—	—	1,674	94,355
Total commercial real estate	1,899,095	2,130	—	—	9,302	1,910,527
Residential real estate	1,140,193	17,065	3,117	15	20,220	1,180,610
Public Finance	547,558	—	—	—	7,226	554,784
Consumer	41,044	36	—	—	64	41,144
Other	50,248	7,156	388	1,518	2,391	61,701
Total loans	$6,270,412	$32,718	$4,177	$1,533	$67,517	$6,376,357
Interest income recorded on nonperforming loans was not material for the years ended December 31, 2025, 2024 and 2023.
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
Pass/Watch – Pass/Watch loans require close attention by bank management and enhanced monitoring due to quantitative or qualitative concerns linked to adverse trends or near-term uncertainty. A covenant default or other type of requirement shortfall may have arisen subsequent to a loan's booking or borrower now shows signs of weakness in the overall base of confirmable financial resources available to repay the loan. However, overall financial capacity & performance are considered sufficient to support an expectation of continued payment performance and / or mitigating factors exist that are expected to limit the risk of near-term default and loss.
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
Substandard - Accruing – Substandard - Accruing loans are inadequately protected by the current sound net worth and paying capacity of the obligor(s). Loans classified as Substandard - Accruing possess one or more well-defined weaknesses that are expected to jeopardize their liquidation, but the weaknesses have not progressed to a point where recent late payments on the loan have become more than 90 days past due. These loans are characterized by the distinct possibility that the bank may sustain up to a moderate but not significant level of loss if such weaknesses are not corrected. Losses for Substandard - Accruing loans are moderated by the lower likelihood of ultimate default and the existence of relatively favorable secondary repayment protection.
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

The following table presents the amortized costs by segment of loans by risk category and origination date as of December 31, 2025 and gross charge-offs by origination date for the year ended December 31, 2025:

	2025	2024	2023	2022	2021	Prior	Revolving Loans Converted to Term	Revolving	Total
Commercial and industrial:
Pass	$740,012	$298,940	$169,246	$149,909	$121,886	$80,362	$57,063	$1,039,368	$2,656,786
Pass/Watch	2,217	26,707	11,607	26,316	1,005	2,868	2,195	9,782	82,697
Special Mention	—	13,948	20,570	23,243	3,338	295	17,330	14,443	93,167
Substandard - Accruing	1,522	—	24,860	9,031	13,523	4,387	5,571	12,613	71,507
Substandard - Nonaccrual	—	—	—	10,950	1,487	3,011	16,657	237	32,342
Doubtful	—	—	—	959	—	—	—	409	1,368
Total commercial and industrial	$743,751	$339,595	$226,283	$220,408	$141,239	$90,923	$98,816	$1,076,852	$2,937,867
Gross charge-offs	$—	$983	$1,765	$16,676	$83	$1,846	$2,973	$1,474	$25,800
Commercial real estate:
Non-owner occupied:
Pass	$161,082	$38,766	$58,184	$100,232	$103,191	$190,446	$7,616	$19,647	$679,164
Pass/Watch	—	—	—	8,964	28,923	7,023	1,759	10,162	56,831
Special Mention	—	—	—	—	—	246	—	—	246
Substandard - Accruing	—	—	—	1,366	—	214	—	—	1,580
Substandard - Nonaccrual	—	—	—	—	—	4,181	—	—	4,181
Total non-owner occupied	$161,082	$38,766	$58,184	$110,562	$132,114	$202,110	$9,375	$29,809	$742,002
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Owner occupied:
Pass	$101,496	$88,319	$70,010	$37,308	$77,652	$207,336	$34,639	$5,351	$622,111
Pass/Watch	—	93	558	8,403	5,275	17,174	—	—	31,503
Special Mention	—	12,465	2,010	6,676	—	5,417	—	—	26,568
Substandard - Accruing	—	—	9,556	—	441	9,577	—	—	19,574
Substandard - Nonaccrual	—	—	—	—	—	1,018	—	—	1,018
Total owner occupied	$101,496	$100,877	$82,134	$52,387	$83,368	$240,522	$34,639	$5,351	$700,774
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & land:
Pass	$32,191	$46,025	$59,674	$48,126	$6,319	$7,779	$19,081	$10,372	$229,567
Pass/Watch	1,050	905	—	3,246	—	—	—	—	5,201
Special Mention	—	1,736	7,375	24,773	—	—	—	—	33,884
Total construction & land	$33,241	$48,666	$67,049	$76,145	$6,319	$7,779	$19,081	$10,372	$268,652
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multifamily:
Pass	$35,233	$4,457	$1,309	$109,040	$29,471	$17,717	$10,460	$—	$207,687
Pass/Watch	—	—	—	—	—	878	—	—	878
Special Mention	—	—	—	—	1,803	—	—	—	1,803
Total multifamily	$35,233	$4,457	$1,309	$109,040	$31,274	$18,595	$10,460	$—	$210,368
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	2025	2024	2023	2022	2021	Prior	Revolving Loans Converted to Term	Revolving	Total
Total commercial real estate:
Pass	$330,002	$177,567	$189,177	$294,706	$216,633	$423,278	$71,796	$35,370	$1,738,529
Pass/Watch	1,050	998	558	20,613	34,198	25,075	1,759	10,162	94,413
Special Mention	—	14,201	9,385	31,449	1,803	5,663	—	—	62,501
Substandard - Accruing	—	—	9,556	1,366	441	9,791	—	—	21,154
Substandard - Nonaccrual	—	—	—	—	—	5,199	—	—	5,199
Total commercial real estate:	$331,052	$192,766	$208,676	$348,134	$253,075	$469,006	$73,555	$45,532	$1,921,796
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate:
Pass	$151,678	$135,326	$100,216	$502,785	$101,673	$157,612	$2,160	$16,254	$1,167,704
Pass/Watch	4,248	2,263	2,565	6,467	5,888	7,450	54	—	28,935
Special Mention	1,644	431	388	626	—	183	—	—	3,272
Substandard - Accruing	—	—	—	—	—	49	—	—	49
Substandard - Nonaccrual	—	568	505	12,512	378	7,005	133	25	21,126
Total residential real estate	$157,570	$138,588	$103,674	$522,390	$107,939	$172,299	$2,347	$16,279	$1,221,086
Gross charge-offs	$—	$—	$—	$—	$—	$74	$—	$—	$74
Public Finance:
Pass	$6,725	$30,469	$1,066	$—	$41,450	$418,758	$—	$3,114	$501,582
Total public finance	$6,725	$30,469	$1,066	$—	$41,450	$418,758	$—	$3,114	$501,582
Gross charge-offs	$—	$—	$—	$—	$—	$1,922	$—	$—	$1,922
Consumer:
Pass	$2,469	$2,121	$767	$759	$2,930	$9,535	$150	$13,026	$31,757
Pass/Watch	27	—	3	5	100	508	61	144	848
Substandard - Nonaccrual	—	—	—	—	2	44	—	—	46
Total consumer	$2,496	$2,121	$770	$764	$3,032	$10,087	$211	$13,170	$32,651
Gross charge-offs	$—	$8	$17	$58	$42	$197	$1	$124	$447
Other:
Pass	$11,659	$4,945	$—	$7,321	$9,128	$6,545	$—	$14,924	$54,522
Pass/Watch	—	—	—	—	672	—	—	3,004	3,676
Total other	$11,659	$4,945	$—	$7,321	$9,800	$6,545	$—	$17,928	$58,198
Gross charge-offs	$—	$—	$—	$—	$—	$743	$—	$—	$743
Total loans:
Pass	$1,242,545	$649,368	$460,472	$955,480	$493,700	$1,096,090	$131,169	$1,122,056	$6,150,880
Pass/Watch	7,542	29,968	14,733	53,401	41,863	35,901	4,069	23,092	210,569
Special Mention	1,644	28,580	30,343	55,318	5,141	6,141	17,330	14,443	158,940
Substandard - Accruing	1,522	—	34,416	10,397	13,964	14,227	5,571	12,613	92,710
Substandard - Nonaccrual	—	568	505	23,462	1,867	15,259	16,790	262	58,713
Doubtful	—	—	—	959	—	—	—	409	1,368
Total loans	$1,253,253	$708,484	$540,469	$1,099,017	$556,535	$1,167,618	$174,929	$1,172,875	$6,673,180
Gross charge-offs	$—	$991	$1,782	$16,734	$125	$4,782	$2,974	$1,598	$28,986

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

The following table presents information about collateral dependent loans that were individually evaluated for purposes of determining the ACL as of December 31,:

	Collateral Dependent Loans With Allowance		Collateral Dependent Loans With No Related Allowance	Total Collateral Dependent Loans
	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
2025
Commercial & industrial	$11,977	$5,194	$21,733	$33,710	$5,194
Commercial real estate:
Non-owner occupied	3,617	102	564	4,181	102
Owner occupied	—	—	1,018	1,018	—
Total commercial real estate	3,617	102	1,582	5,199	102
Residential real estate	1,976	101	19,150	21,126	101
Consumer	43	43	3	46	43
Total loans	$17,613	$5,440	$42,468	$60,081	$5,440
2024
Commercial & industrial	$20,890	$8,460	$7,424	$28,314	$8,460
Commercial real estate:
Non-owner occupied	—	—	4,350	4,350	—
Owner occupied	—	—	3,278	3,278	—
Multifamily	—	—	1,674	1,674	—
Total commercial real estate	—	—	9,302	9,302	—
Residential real estate	1,409	154	18,811	20,220	154
Public Finance	7,226	1,460	—	7,226	1,460
Consumer	64	64	—	64	64
Other	2,391	159	—	2,391	159
Total loans	$31,980	$10,297	$35,537	$67,517	$10,297
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

Loan Modifications Made to Borrowers Experiencing Financial Difficulty:
The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company uses a PD/LGD model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made at the time of a modification. The loan modifications in the table below did not significantly impact our determination of the allowance for credit losses on loans during 2025.
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
The following tables present loan modifications for borrowers experiencing financial difficulty for the years ended December 31, 2025 and 2024, segregated by modification type, regardless of whether such modifications resulted in a new loan.
For the years ended December 31,:

	Principal Forgiveness	Payment Delay / Deferral	Term Extension	Interest Rate Reduction	Combination Principal Forgiveness and Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Payment Delay / Deferral, Interest Rate Reduction, and Interest Only Period	% of Total Class of Loans
2025
Commercial and industrial	$—	$20,079	$18,517	$—	$—	$—	$341	1.3%
Commercial real estate:
Owner occupied	—	1,018	—	1,215	—	—	—	0.3%
Total commercial real estate	—	1,018	—	1,215	—	—	—	0.1%
Residential real estate	—	—	1,189	—	—	—	—	0.1%
Total loans	$—	$21,097	$19,706	$1,215	$—	$—	$341	0.6%
2024
Commercial and industrial	$952	$15,661	$365	$—	$525	$—	$190	0.7%
Commercial real estate:
Non-owner occupied	—	—	—	—	—	1,936	—	0.3%
Owner occupied	—	3,748	—	2,737	—	—	—	0.9%
Total commercial real estate	—	3,748	—	2,737	—	1,936	—	0.4%
Residential real estate	—	—	519	—	287	—	—	0.1%
Total loans	$952	$19,409	$884	$2,737	$812	$1,936	$190	0.4%
Modifications made to the loans presented in the tables above to borrowers experiencing financial difficulty for the years ended December 31, 2025 and 2024 were short-term in nature, generally less than one year.
There were commitments to lend additional funds to these borrowers of $3,050 at December 31, 2025.
The financial effects of our loan modifications made to borrowers experiencing financial difficulty during the years ended December 31, 2025 and 2024 were not significant.

We closely monitor the performance of loan modifications made to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts. The following table depicts the performance of loan modifications made to borrowers experiencing financial difficulty that have been modified in the last 12 months:

	Loans Not Past Due	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans Greater than 90 Days Past Due, Still Accruing	Nonaccrual	Total
December 31, 2025
Commercial and industrial	$20,712	$65	$—	$—	$18,160	$38,937
Commercial real estate:
Owner occupied	1,215	—	—	—	1,018	2,233
Residential real estate	426	763	—	—	—	1,189
Total loans	$22,353	$828	$—	$—	$19,178	$42,359
NOTE 4 - Mortgage Servicing Rights
The unpaid principal loan balance of our servicing portfolio is presented in the following table as of December 31,:

	2025	2024
Federal National Mortgage Association	$2,674,584	$2,578,587
Federal Home Loan Mortgage Corporation	2,058,343	1,876,095
Government National Mortgage Association	1,420,376	1,259,513
Federal Home Loan Bank	121,476	98,582
Other	1,012	1,169
Total	$6,275,791	$5,813,946
The activity of MSRs carried at fair value is as follows for the years ended December 31,:

	2025	2024	2023
Balance, beginning of year	$84,258	$76,701	$74,097
Additions:
Servicing resulting from transfers of financial assets	14,584	12,271	9,253
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	(1,760)	3,707	30
Changes in fair value due to pay-offs, pay-downs, and runoff	(10,431)	(8,421)	(6,679)
Balance, end of year	$86,651	$84,258	$76,701
The following represents the weighted-average key assumptions used to estimate the fair value of MSRs as of December 31,:

	2025	2024	2023
Discount rate	9.81%	10.09%	10.06%
Total prepayment speeds	9.04%	7.90%	7.79%
Cost of servicing each loan	$91/per loan	$92/per loan	$90/per loan

Total servicing and ancillary fees earned from the mortgage servicing portfolio is presented in the following table for the years ended December 31,:

	2025	2024	2023
Servicing fees	$17,731	$16,074	$14,913
Late and ancillary fees	936	899	761
Total	$18,667	$16,973	$15,674
NOTE 5 - Premises and Equipment
A summary of premises and equipment is as follows:

	Estimated Useful Lives	2025	2024
Land	N/A	$18,903	$18,903
Buildings and improvements	5 - 39 years	83,529	81,958
Equipment	3 - 10 years	27,945	27,220
Automobiles	5 years	212	212
Software	1 - 7 years	13,197	10,678
Construction in progress	N/A	3,165	1,747
Premises and equipment		146,951	140,718
Less: Accumulated depreciation and amortization		(65,428)	(58,235)
Premises and equipment, net		$81,523	$82,483
We had depreciation and amortization expense as follows for the years ended December 31,:

	2025	2024	2023
Depreciation expense	$6,259	$6,057	$6,553
Software amortization expense	$1,989	$1,318	$867
Total depreciation and amortization expense	$8,248	$7,375	$7,420

NOTE 6 - Core Deposits and Other Intangible Assets
Activity in our core deposits and other intangible assets was as follows as of and for the years ended December 31,:

	Indefinite-Lived Assets	Finite Lived Assets
	Tradenames	Core Deposits Intangibles	Customer Relationships	Non-compete Agreements	Total
2025
Balance, beginning of year	$1,020	$6,026	$388	$—	$7,434
Amortization	—	(2,196)	(216)	—	(2,412)
Other	—	—	(39)	—	(39)
Balance, end of year	$1,020	$3,830	$133	$—	$4,983
2024
Balance, beginning of year	$1,800	$8,621	$563	$—	$10,984
Impairment	(780)	—	—	—	(780)
Amortization	—	(2,595)	(175)	—	(2,770)
Balance, end of year	$1,020	$6,026	$388	$—	$7,434
2023
Balance, beginning of year	$1,800	$13,159	$748	$99	$15,806
Amortization	—	(4,538)	(185)	(99)	(4,822)
Balance, end of year	$1,800	$8,621	$563	$—	$10,984
During the year ended December 31, 2024 we impaired the tradename for Guardian Mortgage related to the rebranding of our mortgage lending division as Sunflower Bank Mortgage Lending. During the years ended December 31, 2025, 2024 and 2023, there was no indication of impairment of our core deposits and other intangible assets.
Future amortization expense of our core deposits and other intangible assets is as follows:

2026	$1,929
2027	1,142
2028	845
2029	20
2030	16
Thereafter	11
Total future amortization	$3,963

NOTE 7 - Derivative Financial Instruments
Banking Derivative Financial Instruments:
We are exposed to changes in the fair value of certain of our fixed-rate assets due to changes in benchmark interest rates. We use interest rate swaps to manage our exposure to changes in fair value on these instruments attributable to changes a designated benchmark interest rate, such as SOFR. Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. The carrying amount of hedged loans receivable and available-for-sale securities as of December 31, 2025 and 2024 was $143,896 and $170,166, respectively. The cumulative amount of fair value hedge accounting adjustments included in the carrying amount of the hedged loans receivable as of December 31, 2025 and 2024 was $(4,835) and $(9,169), respectively. The cumulative amount of fair value hedge accounting adjustments included in the carrying amount of the hedged available-for-sale securities as of December 31, 2025 and 2024 was $(2,443) and $(4,285), respectively. The hedges were determined to be effective during all periods presented and we expect the hedges to remain effective during their remaining terms.
Derivatives not designated as hedges are not speculative and instead result from a service we provide to certain customers. We execute interest rate swaps with banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that we execute with a third-party, such that we minimize our net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. These instruments are a component of prepaid expenses and other assets and accrued expenses and other liabilities.
The components of our banking derivative financial instruments consisted of the following as of December 31,:

	Number of Transactions	Expiration Dates	Outstanding Notional	Estimated Fair Value
2025
Derivative financial instruments designated as hedging instruments:
Assets:
Interest Rate Products	32	2028-2036	$149,092	$7,274
Derivative financial instruments not designated as hedging instruments:
Assets:
Interest Rate Products	64	2026-2037	$698,702	$14,659
Other	4	2028	$8,388	$7
Liabilities:
Interest Rate Products	64	2026-2037	$698,702	$14,696
Other	6	2027-2029	$52,568	$41
2024
Derivative financial instruments designated as hedging instruments:
Assets:
Interest Rate Products	36	2029 - 2034	$175,967	$13,452
Derivative financial instruments not designated as hedging instruments:
Assets:
Interest Rate Products	57	2025 - 2037	$502,080	$22,062
Other	1	2025	$7,759	$—
Liabilities:
Interest Rate Products	57	2025 - 2037	$502,080	$21,830
Other	5	2027 - 2028	$38,756	$31

We recorded gains and losses on banking derivatives assets as follows for the years ended December 31,:

	2025	2024	2023
Recorded (loss) gain on banking derivative assets	$(1,048)	$10,118	$4,482
Recorded gain (loss) on banking derivative liabilities	$818	$(9,962)	$(4,820)
For the years ended December 31, 2025, 2024 and 2023 our banking derivative financial instruments not designated as hedging instruments generated fee income of $2,218, $704 and $1,451, respectively.
Credit-risk-related Contingent Features:
We have agreements with each of our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations.
We also have agreements with our derivative counterparties that contain a provision where if we fail to maintain our status as a well-capitalized institution, then our derivative counterparties have the right, but not the obligation to terminate existing swaps. As of December 31, 2025 and 2024, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $15,092 and $22,391, respectively. As of December 31, 2025 and 2024, we had minimum collateral posting thresholds with our derivative counterparties and have posted collateral of $7,120 and $5,890, respectively. If we had breached any of these provisions at December 31, 2025, we could have been required to settle our obligations under the agreements at their termination value of $15,092.
Mortgage Banking Derivative Financial Instruments:
The components of our mortgage banking derivative financial instruments consisted of the following as of December 31,:

	Expiration Dates	Outstanding Notional	Estimated Fair Value
2025
Derivative financial instruments
Assets:
Interest rate lock commitments (IRLC)	2026	$57,215	$444
Liabilities:
Forward MBS trades	2026	$116,500	$376
Futures	2026	$94,400	$418
2024
Derivative financial instruments
Assets:
Forward MBS trades	2025	$86,000	$464
Interest rate lock commitments (IRLC)	2025	$44,701	$110
Liabilities:
Futures	2025	$44,900	$1,002
We recorded gains and losses on mortgage banking derivatives assets as follows for the years ended December 31,:

	2025	2024	2023
Recorded gain (loss) on mortgage banking derivative assets	$334	$928	$(857)
Recorded gain (loss) on mortgage banking derivative liabilities	$1,264	$(4,370)	$(642)

NOTE 8 - Prepaid Expenses and Other Assets
The components of prepaid expenses and other assets consisted of the following as of December 31,:

	2025	2024
CRA investments	$59,564	$25,219
Loans subject to unilateral repurchase rights - Ginnie Mae	31,705	36,600
Right-of-use asset on leased property	27,256	22,476
Derivative financial instruments	22,384	36,088
Deferred compensation plan	18,278	15,390
Prepaid expenses	8,937	10,377
Fiserv ATM compensating balance	6,442	10,107
Escrows	4,516	5,180
Artwork	944	944
Federal and state tax receivables, net	163	2,061
SBA servicing rights	—	107
Other	7,526	6,517
Total prepaid expenses and other assets	$187,715	$171,066
For additional information regarding our right-of-use asset on leased property, see Note 23 - Lease Commitments.
NOTE 9 - Deposits
The composition of our deposits is as follows as of December 31,:

	2025	2024
Noninterest-bearing deposit accounts	$1,651,373	$1,541,158
Interest-bearing deposit accounts:
Demand and NOW	848,661	731,404
Savings	378,631	402,338
Money market	2,937,017	2,431,785
Certificates of deposit:
Less than $100	681,588	781,109
$100 through $250	282,386	388,571
Greater than $250	327,700	395,895
Total interest-bearing deposit accounts	5,455,983	5,131,102
Total deposits	$7,107,356	$6,672,260
The following table summarizes the interest expense incurred on our deposits for the years ended December 31,:

	2025	2024	2023
Interest-bearing deposit accounts:
Demand and NOW	$25,001	$23,013	$11,574
Savings	2,253	2,834	2,676
Money market	64,945	45,643	28,301
Certificates of deposit	53,139	79,161	58,804
Total interest-bearing deposit accounts	$145,338	$150,651	$101,355

The remaining maturity on certificates of deposit is as follows as of December 31, 2025:

2026	$1,263,918
2027	16,807
2028	4,912
2029	2,807
2030	1,829
Thereafter	1,401
Total certificates of deposit	$1,291,674
NOTE 10 - Securities Sold Under Agreements to Repurchase
Information concerning securities sold under agreements to repurchase is as follows as of and for years ended December 31,:

	2025	2024
Amount outstanding at period-end	$11,160	$14,699
Average daily balance during the period	$8,956	$15,557
Average interest rate during the period	1.66%	1.21%
Maximum month-end balance during the period	$11,681	$24,240
Weighted average interest rate at period-end	1.17%	1.05%
At December 31, 2025 and 2024, such agreements were secured by investment and mortgage-related securities with an approximate carrying amount of $18,044 and $20,818, respectively. Pledged securities are maintained by safekeeping agents at the direction of the Bank. Our agreements to repurchase generally mature daily and are considered to be in an overnight and continuous position.
NOTE 11 - Debt
FHLB advances:
The following is a breakdown of our FHLB advances and other borrowings outstanding as of December 31,:

	2025		2024
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Variable rate line-of-credit advance	$—	N/A	$—	N/A
Fixed rate term advance	$—	N/A	$135,000	4.60%
	$—		$135,000
Our FHLB advances are typically considered short-term borrowings with maturities less than one year and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings, or through increased customer deposits. The advances were collateralized by $2,761,116 and $2,733,150 of loans pledged to the FHLB as of December 31, 2025 and 2024, respectively.
As of December 31, 2025 and 2024, the Bank had total borrowing capacity with the FHLB that is based on qualified collateral lending values of $1,491,095 and $1,669,888, respectively. Our additional borrowing availability with the FHLB at December 31, 2025 was $1,350,157. These borrowings can be in the form of additional term advances or a line-of-credit.
FRB advances:
We also had a $2,269,710 line-of-credit with the FRB. The agreement bears interest at the Fed Funds target rate and is secured by municipal, agency, mortgage-related and corporate securities. The entire line was available at December 31, 2025.

Other borrowings:
We have lines-of-credit with certain other financial institutions totaling $160,000 as of December 31, 2025. No amounts were drawn on these lines-of-credit in 2025.
Subordinated Debt:
Subordinated Notes - 2020:
In June and August 2020, we issued a total of $40,000 subordinated notes. The notes pay interest at a fixed rate of 6.00% through June 30, 2025 and subsequently, until maturity, pay interest at a floating rate of three-month term SOFR plus 5.89% (10.18% as of September 30, 2025) reset quarterly. Interest is payable on July 1 and January 1 of each year. Such notes are due on July 1, 2030, but were redeemed in full on October 1, 2025.
We incurred and capitalized $933 of costs related to the issuance of the subordinated notes. As of and for the years ended December 31, 2025, 2024 and 2023, the amortization associated with the debt issuance costs totaled $514, $93 and $93, respectively.
Subordinated Note - 2022:
On January 13, 2022, we issued a subordinated note totaling $25,000. The note pays interest at a fixed rate of 3.375% through January 15, 2027 and subsequently, until maturity, pay interest at a floating rate of three-month term SOFR plus 2.03% reset quarterly. Interest is payable on July 15 and January 15 of each year. Such note is due on January 15, 2032. The note is not redeemable within the first five years of issuance, except under certain very limited conditions. After five years, we may redeem the note at our discretion.
We incurred and capitalized $534 of costs related to the issuance of the subordinated note. As of and for the years ended December 31, 2025, 2024 2023, the amortization associated with the debt issuance costs totaled $53 for all three years, respectively. Future amortization of the debt issuance costs is expected as follows:

2026	$53
2027	53
2028	53
2029	53
2030	53
Thereafter	58
Total future amortization	$323

Trust preferred securities:
We have issued $9,279 in trust preferred securities through a special-purpose trust, New Mexico Banquest Capital Trust I (“NMBCT I”). In addition, we have issued $4,640 in trust preferred securities through a special purpose trust, New Mexico Banquest Capital Trust II (“NMBCT II”, and together with NMBCT I, collectively referred to as “NMBCT Trusts”). Interest is payable quarterly at a rate of three-month LIBOR (which was amended to three-month term SOFR as of June 30, 2023) plus 3.35% (7.30% and 7.94% as of December 31, 2025 and 2024, respectively) for the trust preferred securities issued through NMBCT I and at a rate of three-month LIBOR (which was amended to three-month term SOFR as of June 30, 2023) plus 2.00% (6.14% and 6.78% as of December 31, 2025 and 2024, respectively) for the trust preferred securities issued through NMBCT II.
This subordinated debt of $13,919 was originally recorded at a discount of $4,293. As of and for the years ended December 31, 2025, 2024 and 2023, accretion associated with the fair value discount totaled $272, $383 and $286, respectively. Future accretion of the valuation discount is expected as follows:

2026	$241
2027	246
2028	241
2029	240
2030	249
Thereafter	699
Total future accretion	$1,916
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

NOTE 12 - Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities consisted of the following as of December 31,:

	2025	2024
Salary and employee benefits	$38,713	$37,266
LIHTC delayed equity contribution	36,341	10,366
Loans subject to unilateral repurchase rights - Ginnie Mae	31,705	36,600
Lease liability	29,049	24,376
Derivative financial instruments	15,531	22,863
FRB courtesy in-clearings	5,122	5,541
Property taxes payable	1,278	1,259
Allowance for credit losses on unfunded commitments	1,209	1,659
MPF servicing principal and interest payable	1,039	963
Professional fees	1,035	1,904
Other	8,908	6,719
Total accrued expenses and other liabilities	$169,930	$149,516
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
NOTE 13 - Earnings Per Share
Basic earnings per share, excluding dilution from participating securities, is computed by dividing earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that could then share in our earnings.
The following table sets forth the computation of basic and diluted earnings per share of common stock as of and for the years ended December 31,:

	2025	2024	2023
Net income applicable to common stockholders	$97,936	$75,628	$103,533
Weighted Average Shares
Weighted average common shares outstanding	27,786,887	27,433,865	24,938,359
Effect of dilutive securities
Stock-based awards	462,909	633,408	448,837
Weighted average diluted common shares	28,249,796	28,067,273	25,387,196
Earnings per common share
Basic earnings per common share	$3.52	$2.76	$4.15
Effect of dilutive securities
Stock-based awards	(0.05)	(0.07)	(0.07)
Diluted earnings per common share	$3.47	$2.69	$4.08
Long-term incentive plan grants for (43,789) shares of common stock were not considered in computing diluted earnings per share for the year ended December 31, 2025, because they were antidilutive. There were no antidilutive shares for the years ended December 31, 2024 and 2023, respectively.

NOTE 14 - Stockholders’ Equity
As of December 31, 2025 and 2024, the Company had 10,000,000 shares of preferred stock authorized, $0.0001 par value, of which none were issued or outstanding, respectively.
As of December 31, 2025 and 2024, the Company had 50,000,000 shares of common stock authorized, $0.0001 par value, of which 27,887,337 and 27,709,679 shares were issued and outstanding, respectively.
Dividends:
Dividends paid by the Company, if any, are substantially provided from Bank dividends. The Bank may declare dividends without prior regulatory approval that do not exceed the total of retained net income for the current year combined with its retained net income for the preceding two years, subject to maintenance of minimum capital requirements. Dividends received from subsidiaries were as follows for the years ended December 31,:

	2025	2024	2023
Dividends from the Bank	$7,600	$—	$26,000
Dividends from Sunflower Wealth Advisors, LLC	165	720	595
The Parent Company did not declare or pay any dividend to shareholder in 2025, 2024 or 2023.
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

The following table presents stock options outstanding as of and for the year ended December 31,:

	Shares	Weighted-Average Exercise Price, per Share	Weighted-Average Remaining Term (years)
2025
Outstanding, beginning of year	882,570	$20.39
Exercised	(183,741)	20.95
Outstanding, vested, and exercisable, end of year	698,829	$20.25	2.22
2024
Outstanding, beginning of year	1,245,000	$20.25
Exercised	(362,430)	19.92
Outstanding, end of year	882,570	$20.39	3.37
Options vested or expected to vest, end of year	882,570	$20.39
Options vested and exercisable, end of year	876,095	$20.30	3.34
At December 31, 2025, there was no unrecognized compensation cost related to non-vested stock options. At December 31, 2025 and 2024, the intrinsic value of the stock options was $11,918 and $17,439, respectively.
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
Restricted stock and restricted stock units:
The following table presents non-vested restricted stock units outstanding with only a service condition as of and for the years ended December 31,:

	Shares	Weighted-Average Issuance Price, per Share	Weighted-Average Remaining Term (years)
2025
Outstanding, beginning of year	11,739	$35.75
Issued	133,129	36.24
Vested, restriction released	(26,463)	37.39
Forfeited	(3,946)	35.80
Outstanding, end of year	114,459	$35.94	1.74
2024
Outstanding, beginning of year	15,007	$26.99
Issued	11,739	35.75
Vested, restriction released	(14,266)	26.99
Forfeited	(741)	26.99
Outstanding, end of year	11,739	$35.75	0.25
At December 31, 2025, there was $2,812 of total unrecognized compensation cost related to the non-vested restricted stock.

Performance share units:
We have issued performance share units to receive shares of FirstSun common stock at the end of the performance period, based on certain market or bank performance metrics. The market-based awards granted during 2025 utilized a Monte Carlo simulation to determine the grant-date fair value. The assumptions used in the simulation were as follows:

December 31, 2025
Simulation Period (years)	2.75
Risk-free rate	3.86%
Annualized volatility	29.70%
We determine the shares to be issued based on actual and forecast results during the requisite performance period to determine the probability the market or performance conditions will be achieved. Performance share units outstanding at December 31, 2025 are as follows:

			December 31, 2025
Grant Date	End of Performance Period	Conditions	Target Units	Probable Units	Unrecognized Compensation Cost
April 2025	April 2028	Market	64,290	—	$1,749
April 2024	April 2027	Performance	84,150	58,905	1,245
April 2023	April 2026	Performance	87,590	65,693	153
			236,030	124,598	$3,147
The following table presents performance share unit activity at target for the years ended December 31,:

	Performance Share Units at Target	Weighted-Average Grant Date Price, per Unit	Weighted-Average Remaining Term (years)
2025
Outstanding, beginning of year	261,621	$32.86
Issued	64,290	36.28
Vested	(71,262)	35.68
Forfeited	(18,619)	32.98
Outstanding, end of year	236,030	$32.93	1.15
2024
Outstanding, beginning of year	176,493	$31.43
Issued	93,868	35.50
Vested	(3,638)	33.04
Forfeited	(5,102)	31.87
Outstanding, end of year	261,621	$32.86	1.34
Actual achieved performance of vested performance share units resulted in the issuance of 42,403 and 2,405 shares of common stock for the years ended December 31, 2025 and 2024, respectively.

Acquired Equity Incentive Plans
In conjunction with the Pioneer merger, we assumed certain options that had been granted under Pioneer’s option plans. All assumed options were fully vested and exercisable. No further options will be granted under the Pioneer plans. The following table presents option activity for the years ended December 31,:

	Shares	Weighted-Average Exercise Price, per Share	Weighted-Average Remaining Term (years)
2025
Outstanding, beginning of year	74,919	$22.76
Exercised	(64,479)	22.45
Outstanding, vested, and exercisable, end of year	10,440	$24.66	3.49
2024
Outstanding, beginning of year	121,901	$22.76
Exercised	(46,460)	22.83
Forfeited	(522)	17.24
Outstanding, vested, and exercisable, end of year	74,919	$22.76	3.02
At December 31, 2025 and 2024, the intrinsic value of the stock options was $152 and $1,243, respectively.
For the years ended December 31, 2025, 2024 and 2023, we recorded total compensation cost from the Equity Incentive Plans of $3,536, $2,375 and $2,127, respectively.
NOTE 15 - Income Taxes
The components of income tax expense were as follows for the year ended December 31, 2025:

2025
Federal:
Current	$18,780
Deferred	2,291
Federal income tax expense	21,071
State:
Current	3,421
Deferred	468
State income tax expense	3,889
Total income tax expense	$24,960
For the year ended December 31, 2025, we have no current or deferred foreign income tax expense.
The provision for income tax is summarized as follows for the years ended December 31,:

	2024	2023
Current	$16,137	$24,938
Deferred	3,347	3,012
Federal income tax expense	$19,484	$27,950

The following tables present a reconciliation of the statutory federal income tax rate to the effective income tax rate for the years ended December 31,:

	2025
	Amount	Percent
U.S. federal statutory income tax	$25,808	21.0%
State and local income taxes, net of federal benefits[1]	3,170	2.6%
Tax credits:
Proportional Amortization of LIHTC Credits[2]	1,072	0.9%
Nontaxable or nondeductible items:
Tax Exempt Interest	(3,867)	(3.1)%
Share-based payment awards	133	0.1%
Non-deductible professional fees	427	0.3%
Other adjustments:
Permanent RTP[3]	(1,208)	(1.0)%
Other	(575)	(0.5)%
Income tax expense	$24,960	20.3%
[1] The majority of state and local income taxes are from Colorado, Illinois, Kansas, Texas and Arizona.
2 LIHTC tax credits are net of amortization and other income tax benefits.
[3] 2024 Provision to Return adjustment.

	2024		2023
	Amount	Percent	Amount	Percent
Taxes at statutory federal income tax rate	$19,974	21.0%	$27,611	21.0%
Tax effect from:
State income taxes, net of federal benefits	4,012	4.2%	3,718	2.9%
Tax exempt income	(3,827)	(4.0)%	(4,017)	(3.1)%
Net increase in cash surrender value of BOLI	(588)	(0.6)%	(405)	(0.3)%
Federal tax credits	(380)	(0.4)%	—	—%
Executive compensation	107	0.1%	301	0.2%
Other	186	0.2%	742	0.6%
Income tax provision	$19,484	20.5%	$27,950	21.3%
The following table presents income taxes paid for the year ended December 31, 2025:

Federal	$12,691
State:
Texas	640
Kansas	416
California	332
Arizona	227
Other States	1,401
Federal and state income taxes paid	$15,707

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows at December 31,:

	2025	2024
Deferred tax assets:
Acquired federal and state net operating loss	$18,421	$20,620
Allowance for credit losses	19,907	20,794
Unrealized loss on securities	8,396	12,203
Deferred compensation	4,324	3,679
Fair value adjustments on securities	2,185	2,449
Deferred loan fees	2,011	877
Accrued expenses	1,534	1,615
Share-based compensation	1,143	1,374
Fair value adjustments on loans	759	1,073
Lease liability	420	448
Unfunded commitment liability	283	—
Fair value adjustments on deposits	—	19
Other	655	1,682
Total deferred tax assets	60,038	66,833

Deferred tax liabilities:
Mortgage servicing rights	20,196	19,623
Prepaid expenses	1,601	1,661
Fair value adjustments on intangible assets	1,562	2,098
Premises and equipment	1,002	978
Fair value adjustments on debt	433	516
FHLB stock	100	100
Partnership investment	—	485
Other	271	177
Total deferred tax liabilities	25,165	25,638
Total deferred tax assets, net	$34,873	$41,195
As of December 31, 2025, we had net operating loss carryforwards of approximately $86,648, which begin to expire between 2030 and 2037, and operating loss carryforwards generated after 2017 of $341 that do not expire. As of December 31, 2025, we had net operating loss carryforwards for state tax purposes of approximately $142, which will begin to expire in 2033. Utilization of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. We believe that all of the net operating loss carryforwards will be used prior to expiration.
We evaluate uncertain tax positions at the end of each reporting period. We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit recognized in the financial statements from any such position is measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2025 and 2024, we concluded there were no material uncertain tax positions.

NOTE 16 - Other Noninterest Expenses
Significant components of other noninterest expenses are as follows for the years ended December 31,:

	2025	2024	2023
Data processing expenses	$18,405	$19,437	$14,933
Professional fees	5,815	6,330	7,663
Insurance expenses	5,705	5,965	6,422
Loan appraisal, servicing, and collection expenses	5,232	4,999	4,179
Office expenses	4,653	4,632	4,698
Travel and entertainment	4,528	4,351	3,873
Deposit expenses and other operational losses	3,203	2,672	1,894
Advertising and marketing expenses	2,846	3,259	2,810
Interchange expenses	1,798	1,587	1,495
Other real estate owned expenses	1,030	323	545
Other	3,336	2,491	2,802
Total other noninterest expenses	$56,551	$56,046	$51,314
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
The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. As of December 31, 2025, both the Parent Company and the Bank met all capital adequacy requirements to which they were subject.
Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2025 and 2024, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Actual and required capital amounts for the Parent Company are as follows as of December 31,:

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2025
Total risk-based capital to risk-weighted assets:	$1,187,736	15.73%	$604,008	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$1,065,783	14.12%	$453,006	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$1,065,783	14.12%	$339,755	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$1,065,783	12.75%	$334,328	4.00%	N/A	N/A
2024
Total risk-based capital to risk-weighted assets:	$1,128,334	15.42%	$585,567	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$964,517	13.18%	$439,175	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$964,517	13.18%	$329,381	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$964,517	12.11%	$318,646	4.00%	N/A	N/A
Actual and required capital amounts for the Bank are as follows as of December 31,:

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2025
Total risk-based capital to risk-weighted assets:	$1,119,717	14.85%	$603,066	8.00%	$753,832	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$1,034,444	13.72%	$452,299	6.00%	$603,066	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$1,034,444	13.72%	$339,225	4.50%	$489,991	6.50%
Tier 1 leverage capital to average assets:	$1,034,444	12.38%	$334,290	4.00%	$417,862	5.00%
2024
Total risk-based capital to risk-weighted assets:	$1,018,866	13.94%	$584,594	8.00%	$730,742	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$930,890	12.74%	$438,445	6.00%	$584,594	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$930,890	12.74%	$328,834	4.50%	$474,982	6.50%
Tier 1 leverage capital to average assets:	$930,890	11.69%	$318,647	4.00%	$398,308	5.00%

NOTE 18 - Transactions with Related Parties
We have and may be expected to have in the future, banking transactions in the ordinary course of business with directors, significant stockholders, principal officers and their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties).
Loans:
As of December 31, 2025 and 2024, outstanding loans with related parties totaled $1,605 and $2,591, respectively. As of December 31, 2025, there were unused lines of credit with directors or officers totaling $708.
Deposits:
As of December 31, 2025 and 2024, deposits with related parties totaled $2,669 and $5,410, respectively.
Director Fees:
Fees paid to non-employee directors of the Company and the Bank for the years ended December 31, 2025, 2024 and 2023 totaled $471, $531 and $535, respectively. We also grant our non-employee directors annual equity awards in the form of restricted stock units. These awards vest on the first anniversary of the grant date. Fair value of the equity awards as of grant date for the years ended December 31, 2025, 2024 and 2023 totaled $351, $420 and $405, respectively.
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
Loans held-for-sale - Mortgage loans originated and intended for sale in the secondary market are classified as mortgage loans held-for-sale and recorded at fair value. The changes in fair value of mortgage loans held-for-sale are measured and recorded as a component of mortgage banking services, net, in our consolidated statements of income and comprehensive income. Since estimated fair value is based on sale, exchange, or dealer market prices, these assets are classified within Level 2 of the valuation hierarchy.
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
Mortgage Banking Activities - The estimated fair value of forward mortgage sales of mortgage-backed securities and forward sale commitments are based on exchange prices or the dealer market price and are recorded as a component of prepaid expenses and other assets, mortgage loans held-for-sale, and/or accrued expenses and other liabilities on the consolidated balance sheet. The initial and subsequent changes in value on forward sales of mortgage-based securities and forward sale commitments are a component of gain on mortgage loans held-for-sale. The estimated fair value of IRLCs is based on the fair value of the related mortgage loans which is based on observable market data for similar loan product type. We adjust the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised, and the loan will be funded. The initial and subsequent changes in the value of IRLCs are a component of gain on mortgage loans held-for-sale.
Derivative financial instruments are classified within Level 2 of the valuation hierarchy.
The following table sets forth our assets and liabilities measured at fair value on a recurring basis as of December 31,:

	Level 1	Level 2	Level 3
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total Estimated Fair Value
2025
Available-for-sale securities	$33,270	$435,700	$—	$468,970
Loans held-for-sale	—	100,539	—	100,539
Mortgage servicing rights	—	—	86,651	86,651
Derivative financial instruments - assets	—	22,384	—	22,384
Derivative financial instruments - liabilities	—	(15,531)	—	(15,531)
Total	$33,270	$543,092	$86,651	$663,013
2024
Available-for-sale securities	$31,730	$437,346	$—	$469,076
Loans held-for-sale	—	61,825	—	61,825
Mortgage servicing rights	—	—	84,258	84,258
Derivative financial instruments - assets	—	36,088	—	36,088
Derivative financial instruments - liabilities	—	(22,863)	—	(22,863)
Total	$31,730	$512,396	$84,258	$628,384
There were no transfers between Level 2 and Level 3 during the years ended December 31, 2025 and 2024.
The following table presents a reconciliation for our Level 3 assets measured at fair value on a recurring basis as of and for the years ended December 31,:

	2025	2024	2023
Balance, beginning of year	$84,258	$76,701	$74,097
Total fair value adjustments included in earnings	(12,191)	(4,714)	(6,649)
Purchases, issuances, sales and settlements:
Issuances	14,584	12,271	9,253
Balance, end of year	$86,651	$84,258	$76,701

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis include the following:
Collateral dependent loans - Collateral dependent loans are financial assets. Loan impairment is reported when full payment under the loan terms is not expected. Fair value is generally based on recent third-party appraisals which are updated on a periodic basis. Loans are carried at the fair value of collateral, less cost to sell, if the loan is collateral dependent. A portion of the allowance for credit loss is allocated to the loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for credit loss to require an increase, such increase is reported as a component of the provision for credit losses. Credit losses are charged against the allowance for credit losses when management believes the uncollectibility of a loan is confirmed. When loans are partially charged off, the resulting valuation would be considered Level 3, consisting of appraisals of underlying collateral.
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
The following table sets forth our assets and liabilities that were measured at fair value on a non-recurring basis as of December 31,:

	Level 3
	2025	2024
Collateral dependent loans:
Commercial and industrial	$6,783	$12,430
Commercial real estate	3,515	—
Residential real estate	1,875	1,255
Public finance	—	5,766
Other	—	2,232
Total collateral dependent loans	$12,173	$21,683

Other real estate owned and foreclosed assets, net:
Commercial real estate	$8,960	$2,911
Residential real estate	880	2,227
Other	1,674	—
Total other real estate owned and foreclosed assets, net:	$11,514	$5,138
The fair value of other real estate owned and foreclosed assets in the table above utilizes the market approach valuation technique, with discount adjustments for differences between comparable sales.

Fair value of financial instruments not carried at fair value:
The carrying amounts and estimated fair values of financial instruments not carried at fair value are as follows as of December 31,:

		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
2025
Assets:
Cash and cash equivalents	$652,592	$652,592	$652,592	$—	$—
Securities held-to-maturity	33,839	29,446	—	29,446	—
Loans (excluding collateral dependent loans)	6,613,099	6,544,724	—	—	6,544,724
Restricted equity securities	24,775	24,775	—	24,775	—
Accrued interest receivable	32,255	32,255	—	2,224	30,031

Liabilities:
Deposits (excluding demand deposits)	$4,645,527	$4,602,421	$3,315,648	$1,286,773	$—
Securities sold under agreements to repurchase	11,160	11,160	—	11,160	—
FHLB advances	—	—	—	—	—
Subordinated debt, net	36,680	35,981	—	—	35,981
Accrued interest payable	6,680	6,680	—	6,680	—

2024
Assets:
Cash and cash equivalents	$615,917	$615,917	$615,917	$—	$—
Securities held-to-maturity	35,242	29,563	—	29,563	—
Loans (excluding collateral dependent loans)	6,344,377	6,191,461	—	—	6,191,461
Restricted equity securities	28,917	28,917	—	28,917	—
Accrued interest receivable	32,102	32,102	—	2,131	29,971

Liabilities:
Deposits (excluding demand deposits)	$4,445,237	$4,436,305	$2,879,662	$1,556,643	$—
Securities sold under agreements to repurchase	14,699	14,699	—	14,699	—
FHLB advances	135,000	135,000	—	135,000	—
Subordinated debt, net	75,841	73,326	—	—	73,326
Accrued interest payable	8,705	8,705	—	8,705	—

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
Condensed Balance Sheets
As of December 31,

	2025	2024
Assets
Cash and cash equivalents	$66,728	$108,999
Deferred tax assets	11,241	11,111
Prepaid expenses and other assets	20,814	17,387
Investment in and advances to subsidiaries	1,111,308	997,329
Total assets	$1,210,091	$1,134,826
Liabilities
Subordinated debt, net	$36,680	$75,841
Accrued expenses and other liabilities	20,055	17,619
Total liabilities	56,735	93,460
Total stockholders’ equity	1,153,356	1,041,366
Total liabilities and stockholders’ equity	$1,210,091	$1,134,826

Condensed Statements of Income and Comprehensive Income
For the years ended December 31,

	2025	2024	2023
Income:
Dividends received from subsidiaries	$7,765	$720	$26,595
Interest income	31	35	36
Total income	7,796	755	26,631
Expense:
Interest expense	4,525	4,951	5,049
Salary and employee benefits	2,437	1,854	1,888
Occupancy, equipment and software	293	240	189
Merger related expenses	2,234	4,537	—
Other noninterest expenses, net	1,903	1,289	2,039
Total expenses	11,392	12,871	9,165
(Loss) income before income taxes and undistributed earnings from subsidiaries	(3,596)	(12,116)	17,466
Equity in undistributed earnings from subsidiaries	99,213	84,609	83,837
Income before income taxes	95,617	72,493	101,303
Benefit from income taxes	(2,319)	(3,135)	(2,230)
Net income	$97,936	$75,628	$103,533
Other comprehensive income, net	11,762	3,895	976
Comprehensive income	$109,698	$79,523	$104,509

Condensed Statements of Cash Flows
For the years ended December 31,

	2025	2024	2023
Cash flows from operating activities:
Net income	$97,936	$75,628	$103,533
Adjustments to reconcile income to net cash (used in) provided by operating activities:
Amortization and accretion	839	529	533
Equity in undistributed income of subsidiaries	(99,213)	(84,609)	(83,837)
Changes in operating assets and liabilities:
Other assets	(3,577)	(1,293)	(419)
Other liabilities	2,967	2,923	2,911
Net cash (used in) provided by operating activities	(1,048)	(6,822)	22,721
Cash flows from investing activities:
Proceeds from sale of other investments	21	—	—
Cash paid to acquire FEIF Capital Partners, LLC	—	—	(150)
Contributions to subsidiaries	—	(500)	(210)
Net cash provided by (used in) investing activities	21	(500)	(360)
Cash flows from financing activities:
Repayments of convertible notes payable	—	—	(5,456)
Repayments of subordinated debt	(40,000)	—	—
Proceeds from issuance of common stock, net of issuance costs	(1,244)	82,271	(167)
Net cash (used in) provided by financing activities	(41,244)	82,271	(5,623)
Net (decrease) increase in cash and cash equivalents	(42,271)	74,949	16,738
Cash and cash equivalents, beginning of year	108,999	34,050	17,312
Cash and cash equivalents, end of year	$66,728	$108,999	$34,050

NOTE 21 - Segment Information
The Company’s Chief Executive Officer has been identified as the chief operating decision maker (“CODM”), who oversees the operations conducted through our two primary operating segments: Banking and Mortgage Operations. Corporate represents costs not allocated to the operating segments, including those of FirstSun and our non-bank subsidiaries.
The Banking segment originates loans and provides deposits and fee-based services to consumer, business, and mortgage lending customers. Products offered include a full range of commercial and consumer banking and financial services. The interest income on loans held-for-investment is recognized in the Banking segment, excluding newly originated residential first mortgages within the Mortgage Operations segment.
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

Significant segment totals, including significant expense categories provided to the CODM are reconciled to the financial statements as follows for the year ended December 31,:

	Banking	Mortgage Operations	Corporate	Total Segments
2025
Summary of Operations
Interest income	$420,276	$47,462	$31	$467,769
Interest expense	123,245	22,608	4,525	150,378
Net interest income (expense)	297,031	24,854	(4,494)	317,391

Provision for (benefit from) credit losses	26,727	(2,127)	—	24,600

Noninterest income:
Deposit account service fees	8,321	—	—	8,321
Treasury management service fees	17,473	—	—	17,473
Credit and debit card fees	10,725	4	—	10,729
Trust and investment advisory fees	5,945	—	—	5,945
Mortgage banking services, net	(2,549)	49,621	—	47,072
Other noninterest income	12,384	(45)	—	12,339
Total noninterest income	52,299	49,580	—	101,879

Noninterest expense:
Salary and employee benefits	131,548	37,839	2,437	171,824
Occupancy, equipment and software	34,735	3,217	292	38,244
Amortization and impairment of intangible assets	2,412	—	—	2,412
Merger related expenses	509	—	2,234	2,743
Other noninterest expenses	36,777	17,871	1,903	56,551
Total noninterest expense	205,981	58,927	6,866	271,774

Income (loss) before income taxes	$116,622	$17,634	$(11,360)	$122,896

Other Information
Depreciation expense and amortization on premises and equipment	$8,099	$149	$—	$8,248
Identifiable assets	$7,181,077	$1,205,301	$98,784	$8,485,162

	Banking	Mortgage Operations	Corporate	Total Segments
2024
Summary of Operations
Interest income	$420,386	$39,119	$35	$459,540
Interest expense	137,147	20,532	4,951	162,630
Net interest income (expense)	283,239	18,587	(4,916)	296,910

Provision for (benefit from) credit losses	28,415	(865)	—	27,550

Noninterest income:
Deposit account service fees	9,499	(4)	—	9,495
Treasury management service fees	14,829	—	—	14,829
Credit and debit card fees	11,148	5	—	11,153
Trust and investment advisory fees	5,787	—	—	5,787
Mortgage banking services, net	(2,405)	41,419	—	39,014
Other noninterest income	9,514	—	—	9,514
Total noninterest income	48,372	41,420	—	89,792

Noninterest expense:
Salary and employee benefits	121,492	31,639	1,854	154,985
Occupancy, equipment and software	32,864	3,179	239	36,282
Amortization of intangible assets	3,549	—	—	3,549
Merger related expenses	8,641	—	4,537	13,178
Other noninterest expenses	38,363	16,393	1,290	56,046
Total noninterest expense	204,909	51,211	7,920	264,040

Income (loss) before income taxes	$98,287	$9,661	$(12,836)	$95,112

Other Information
Depreciation expense and amortization on premises and equipment	$7,189	$186	$—	$7,375
Identifiable assets	$6,812,204	$1,147,686	$137,497	$8,097,387

	Banking	Mortgage Operations	Corporate	Total Segments
2023
Summary of Operations
Interest income	$386,535	$27,113	$36	$413,684
Interest expense	93,962	21,242	5,049	120,253
Net interest income (expense)	292,573	5,871	(5,013)	293,431

Provision for credit losses	15,790	2,457	—	18,247

Noninterest income:
Deposit account service fees	9,940	—	—	9,940
Treasury management service fees	11,724	—	—	11,724
Credit and debit card fees	11,681	—	—	11,681
Trust and investment advisory fees	5,693	—	—	5,693
Mortgage banking services, net	(1,676)	33,060	—	31,384
Other noninterest income	8,670	—	—	8,670
Total noninterest income	46,032	33,060	—	79,092

Noninterest expense:
Salary and employee benefits	106,030	25,313	1,888	133,231
Occupancy, equipment and software	30,461	2,775	190	33,426
Amortization of intangible assets	4,822	—	—	4,822
Merger related expenses	—	—	—	—
Other noninterest expenses	34,343	14,933	2,038	51,314
Total noninterest expense	175,656	43,021	4,116	222,793

Income (loss) before income taxes	$147,159	$(6,547)	$(9,129)	$131,483

Other Information
Depreciation expense and amortization on premises and equipment	$7,187	$233	$—	$7,420
Identifiable assets	$6,907,741	$910,728	$61,255	$7,879,724

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
Undistributed portion of committed loans and unused lines of credit:
Loan commitments are agreements to lend to a customer as long as there is no customer violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee. As of December 31, 2025 and 2024, commitments included the funding of fixed-rate loans totaling $130,867 and $184,780 and variable-rate loans totaling $1,372,506 and $1,615,505, respectively. The fixed-rate loan commitments have interest rates ranging from 1.00% to 18.00% at December 31, 2025 and 2024, respectively, and maturities ranging from 1 month to 17 years at December 31, 2025 and from 1 month to 18 years at December 31, 2024.
Standby letters of credit:
Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third-party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since many loan commitments and letters of credit expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, owner-occupied real estate, and/or income-producing commercial properties. As of December 31, 2025 and 2024, our standby letters of credit commitment totaled $39,356 and $39,586, respectively.
MPF Master Commitments:
The Bank has executed MPF Master Commitments (Commitments) with the FHLB to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB’s first loss account for mortgages delivered under the Commitments. The Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to manage the credit risk of the MPF Program mortgage loans. As of December 31, 2025 and 2024, the Bank considered the amount of any of its liability for the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments to be immaterial, and had not recorded a liability and offsetting receivable. As of December 31, 2025 and 2024 the maximum potential amount of future payments that the Bank would have been required to make under the Commitments was $4,600 and $3,887, respectively. Under the Commitments, the Bank agrees to service the loans and therefore, is responsible for any necessary foreclosure proceedings. Any future recoveries on any losses would not be paid by the FHLB under the Commitments. The Bank has not experienced any material losses under these guarantees.
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
Litigation
Check Fraud Litigation
Rodeo Electrical Services, Inc. and its owner (collectively, “RESI”) filed a civil action against the Bank on June 23, 2020 in the Santa Fe County, New Mexico District Court. The complaint alleged that the Bank conspired with or otherwise aided a former RESI employee’s embezzlement of approximately $0.4 million from RESI. The complaint sought compensatory, exemplary, statutory and punitive damages, as well as payment of RESI’s legal fees and expenses. On January 18, 2024, the jury awarded RESI approximately $2.1 million which included punitive damages. Judgment on the jury’s award was entered on July 25, 2024. On June 6, 2025, a supplemental award of RESI’s legal fees of $0.8 million was entered. On June 30, 2025 the Bank filed an appeal, and on August 20, 2025, after mediation, the parties reached a settlement, all of which was paid by the Bank’s insurance carrier in January 2026. The appeals were dismissed on January 30, 2026, at which time the case was concluded. Because the settlement was fully covered by insurance, the settlement had no material effect on the financial condition or results of operations of the Bank.
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

	2025	2024
ROU asset on leased property, gross	$44,376	$38,779
Accumulated amortization	(17,120)	(16,303)
ROU asset, net (Note 8)	$27,256	$22,476
Lease liability (Note 12)	$29,049	$24,376
The following table reconciles future undiscounted lease payments due under non-cancelable operating leases to the aggregate operating lessee lease liability as of December 31, 2025:

2026	$8,000
2027	6,159
2028	5,810
2029	4,930
2030	3,213
Thereafter	3,851
Total undiscounted operating lease liability	31,963
Imputed interest	2,914
Total operating lease liability included in the accompanying balance sheet	$29,049
Weighted Average Remaining Life - Operating Leases (years)	5.09
Weighted Average Rate - Operating Leases	3.52%
The components of total lease expense was as follows for the years ended December 31,:

	2025	2024
Operating leases	$7,960	$7,422
Short-term leases	331	395
Sublease income	(181)	(188)
Net lease expense	$8,110	$7,629
Total lease expense for the year ended December 31, 2023 was $7,670.
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
The disaggregation of our revenue from contracts with customers included in our Banking segment is provided below for the years ended December 31,:

	2025	2024	2023
Deposit account service fees	$8,321	$9,495	$9,940
Treasury management service fees	17,473	14,829	11,724
Credit and debit card fees	10,729	11,153	11,681
Trust and investment advisory fees	5,945	5,787	5,693
Other income	7,967	4,545	4,930
Total	$50,435	$45,809	$43,968
A description of our revenue streams accounted for under ASC 606 is as follows:
Deposit account service fees:
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
Treasury management service fees:
We charge business customers various service fees for products and account management services provided, including financial information, accounts receivable, accounts payable, fraud mitigation, and cash flow management. These service fees are generated from a depositor’s election to purchase services offered under the contract and are only considered a contract when the depositor elects to purchase these products and account services. Therefore, we deem the term of our contracts with depositors to be month to month and do not extend beyond the services already provided.
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

Other income:
Other income consists of service fee income received in connection with administering customer accommodation interest rate swaps, loan syndication fees, insurance commissions and miscellaneous charges for services provided to our customers. Customer accommodation interest rate swap fees and loan syndication fees are earned and recognized at the time of loan origination or syndication. Insurance commissions from insurance carriers are earned and recognized at the time of policy origination. Miscellaneous charges for services provided to our customers consists of service fees that are generated from a customer’s option to purchase services offered under the contract and are only considered a contract when the customer exercises their option to purchase these services. Therefore, we deem the term of our contracts with these customers to be day-to-day and do not extend beyond the services already provided.
NOTE 25 - Subsequent Events
The Company has evaluated subsequent events for potential recognition and disclosure through the filing date of this Form 10-K.
Regulatory approval from the Office of the Comptroller of the Currency:
On February 25, 2026, FirstSun and First Foundation announced receipt of regulatory approval from the Office of the Comptroller of the Currency to complete the merger of their respective bank subsidiaries, Sunflower Bank, N.A. and First Foundation Bank, as part of the previously announced merger between FirstSun and First Foundation.
Completion of the merger remains subject to receipt of regulatory approval from the Board of Governors of the Federal Reserve System.
FirstSun Special Meeting of Stockholders:
FirstSun held a special meeting of stockholders on February 27, 2026 (the “FirstSun special meeting”). At the FirstSun special meeting, the following four proposals were considered:
•Proposal 1: a proposal to adopt the Agreement and Plan of Merger, dated as of October 27, 2025, by and between FirstSun and First Foundation Inc. (“First Foundation”), as it may be amended from time to time (the “merger agreement”), under which First Foundation will merge with and into FirstSun, and to approve the consummation of the transactions contemplated thereby, including the issuance of shares of FirstSun common stock as merger consideration (the “FirstSun merger proposal”);
•Proposal 2: a proposal to approve an amendment to FirstSun’s certificate of incorporation to increase the number of authorized shares of FirstSun common stock (the “FirstSun authorized common increase proposal”);
•Proposal 3: a proposal to approve an amendment to FirstSun’s certificate of incorporation to create a class of non-voting common stock, to be available, among other things, for issuance to certain former First Foundation stockholders in connection with the merger (the “FirstSun non-voting common stock proposal”); and
•Proposal 4: a proposal to adjourn the FirstSun special meeting, if necessary or appropriate, to permit further solicitation of proxies in favor of the FirstSun merger proposal, the FirstSun authorized common increase proposal or the FirstSun non-voting common stock proposal (the “FirstSun adjournment proposal”).
Each proposal considered and voted on was approved by the requisite vote of FirstSun’s stockholders. The final voting results for the FirstSun merger proposal can be found in the 8-K filed with the SEC on February 27, 2026. Because a quorum was present at the special meeting and proposals 1, 2, and 3 each received the requisite vote needed for approval, a vote on the FirstSun adjournment proposal was withdrawn and not called. For more information on each of these proposals, see the definitive joint proxy statement/prospectus filed by FirstSun with the U.S. Securities and Exchange Commission (“SEC”) on January 15, 2026, as supplemented by the supplement to joint proxy statement/prospectus filed by FirstSun with the SEC on February 6, 2026.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision, and with the participation of our management (including our principal executive officer and principal financial officer), we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of December 31, 2025. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There were no changes in the internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
The management of FirstSun is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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
Management has assessed the effectiveness of the internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls. Based on our assessment, management concluded that as of December 31, 2025, FirstSun’s internal control over financial reporting was effective.

Item 9B. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements: During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
a.Information Regarding Directors and Executive Officers. The information required by this Item 10. regarding our directors and director nominees as well as our executive officers, contained, respectively, under the captions “Election of Directors” and “Biographical Information for Executive Officers” in the 2026 Proxy Statement is incorporated herein by reference.
b.Compliance with Section 16(a) of the Exchange Act. Information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act, will be contained under the caption “Delinquent Section 16(a) Reports”, if applicable, in the 2026 Proxy Statement, and is incorporated herein by reference.
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
e.Audit Committee Information. Information required by this Item 10 regarding our Audit Committee and our audit committee financial experts, contained under the caption “Committees of the Board of Directors — Audit Committee” in the 2026 Proxy Statement, is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this Item 11 regarding director and executive officer compensation, is contained under the captions “Compensation of Directors” and “Compensation of Executive Officers” in the 2026 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The information required by this Item 12 is contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2026 Proxy Statement and is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes information relating to our equity compensation plans, pursuant to which securities are authorized for issuance, as of December 31, 2025:

Plan Category	Number of Shares to be issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)

Equity compensation plans approved by security holders[1]	948,326	$20.32	2,127,957
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	948,326	$20.32	2,127,957
[1] Column (a) consists of the following shares of our common stock issuable upon the exercise; 698,829 stock options issued under our 2017 Equity Incentive Plan; 10,440 under the Pioneer Plans; 41,263 shares of restricted stock issued under our 2021 Equity Incentive Plan; 65,693 probable restricted shares from the 2023 LTIP issued under our 2021 Equity Incentive Plan; 58,905 probable restricted shares from the 2024 LTIP issued under our 2021 Equity Incentive Plan; and 73,196 probable restricted shares from the 2025 LTIP issued under our 2021 Equity Incentive Plan. Column (b) includes the weighted average exercise price of outstanding stock options under our 2017 Equity Incentive Plan and the Pioneer Plans. Column (c) consists of an aggregate of 97,667 shares reserved for future issuance under our 2017 Equity Incentive Plan, which was approved by our stockholders on May 9, 2018, and 2,030,290 shares reserved for future issuance under our 2021 Equity Incentive Plan, which was approved by our stockholders on October 29, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 regarding certain relationships and related transactions, contained under the caption “Certain Relationships and Related Party Transactions” in the 2026 Proxy Statement, is incorporated herein by reference. The information required by this Item 13 regarding director independence, contained under the caption “Director Independence” in the 2026 Proxy Statement, is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 regarding fees we paid to our principal accountant, Crowe LLP, and the pre-approval policies and procedures established by the Audit Committee of our Board is contained under the caption “Independent Auditor Fees” in the 2026 Proxy Statement, is incorporated herein by reference.

Part IV
Item 15. Exhibits
The following is a list of documents filed as a part of this report:
1.Financial Statements
The following consolidated financial statements of the Company and related reports of our independent registered public accounting firm are set forth in Part II, Item 8 of this Annual Report on Form 10-K:
•Reports of Independent Registered Public Accounting Firm (PCAOB ID 173);
•Consolidated Balance Sheets as of December 31, 2025 and 2024;
•Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2025, 2024, and 2023;
•Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025, 2024, and 2023;
•Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023;
•Notes to Consolidated Financial Statements for the years ended December 31, 2025, 2024, and 2023.
2.Financial Statement Schedules
All schedules are omitted since they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.
3.Exhibits
The exhibits index set forth below, which lists all exhibits that are filed or incorporated by reference to this Annual Report on Form 10-K, is incorporated herein by reference.

Exhibit No.	Description
2.1
Agreement and Plan of Merger by and between FirstSun Capital Bancorp, Pioneer Bancshares, Inc. and FSCB Merger Subsidiary, Inc. dated as of May 11, 2021, as amended (incorporated by reference to Annex A of the Company’s Registration Statement on Form S-4 (File No. 333-258176) filed on July 26, 2021).*

2.2
Agreement and Plan of Merger by and between FirstSun Capital Bancorp and First Foundation Inc. dated October 27, 2025 (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on October 30, 2025).*

2.3
Amendment to Agreement and Plan of Merger, dated February 6, 2026, by and between FirstSun Capital Bancorp and First Foundation Inc. (including revised Exhibit E (Form of Certificate of Amendment)) (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on February 6, 2026).*

3.1	Amended and Restated Certificate of Incorporation of FirstSun Capital Bancorp, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q for the Quarter Ended March 31, 2025).

3.2	Bylaws of FirstSun Capital Bancorp as amended and restated through May 7, 2025 (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q for the Quarter Ended March 31, 2025).

4.1
Form of common stock certificate of FirstSun Capital Bancorp (incorporated by reference to Exhibit 4.1 to the proxy statement/prospectus contained in the Registration Statement on Form S-4 (File No. 333-258176) filed with the SEC on July 26, 2021).

4.2	FirstSun Capital Bancorp is a party to long-term debt instruments with respect to subordinated notes, under which the total amount of securities authorized does not exceed 10% of the total assets of FirstSun Capital Bancorp and its subsidiaries on a consolidated basis. Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, FirstSun Capital Bancorp agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

4.3	Description of the Company’s Capital Stock.

4.4
Form of Registration Rights Agreement dated as of June 19, 2017 by and among FirstSun and the parties signatories thereto (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-4 (File No. 333-258176) filed on July 26, 2021).*

4.5
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

4.7	Form of Board Representative Letter Agreement (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on February 25, 2025).

4.8	Schedule of Stockholders who have executed a Board Representative Letter Agreement in the form of Board Representative Letter Agreement.

Exhibit No.	Description
4.9
Form of Board Representative Letter Agreement with Castle Creek Capital Partners IX, LP, dated December 3, 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K/A filed on December 10, 2025).

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

10.20	Form of FirstSun Capital Bancorp Time-Based Long-Term Incentive Plan Award Agreement (incorporated by reference to Exhibit 10.21 of the Company’s Form 10-K for the Year Ended December 31, 2025).^

10.21	Form of FirstSun Capital Bancorp Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q for the Quarter Ended March 31, 2025).^

10.22	Form of FirstSun Capital Bancorp Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q for the Quarter Ended March 31, 2025).^

10.23
Change in Control Severance Agreement dated May 13, 2020 by and between Laura Frazier and FirstSun Capital Bancorp (incorporated by reference to Exhibit 10.22 of the Company’s Form 10-K for the Year Ended December 31, 2024).^

10.24
Change in Control Severance Agreement dated August 5, 2020 by and between Jennifer Norris and FirstSun Capital Bancorp (incorporated by reference to Exhibit 10.23 of the Company’s Form 10-K for the Year Ended December 31, 2024).^

19.1	Policy regarding insider trading and related securities law matters (incorporated by reference to Exhibit 19.1 of the Company’s Form 10-K for the Year Ended December 31, 2024).

Exhibit No.	Description
21.1	Subsidiaries of FirstSun Capital Bancorp.

23.1	Consent of Crowe LLP (Independent Registered Public Accounting Firm).

24.1	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Policy relating to recovery of erroneously awarded compensation (incorporated by reference to Exhibit 19.1 of the Company’s Form 10-K for the Year Ended December 31, 2024).

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024; (ii) Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2025, 2024 and 2023; (iii) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2025, 2024 and 2023; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

104	The cover page from the Company’s Annual Report on Form 10-K Report for the year ended December 31, 2025, formatted in inline XBRL and contained in Exhibit 101.
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

FIRSTSUN CAPITAL BANCORP
(Registrant)
/s/ Neal E. Arnold
Date:	March 6, 2026
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

Signature	Title	Date

/s/ Neal E. Arnold	Chief Executive Officer and President	March 6, 2026
Neal E. Arnold	(Principal Executive Officer)

/s/ Robert A. Cafera, Jr.	Senior Executive Vice President and Chief Financial Officer	March 6, 2026
Robert A. Cafera, Jr.	(Principal Financial Officer & Principal Accounting Officer)

/s/ Mollie H. Carter	Executive Chairman of the Board	March 6, 2026
Mollie H. Carter

/s/ Isabella Cunningham	Director	March 6, 2026
Isabella Cunningham

/s/ Beverly O. Elving	Director	March 6, 2026
Beverly O. Elving

/s/ John S. Fleshood	Director	March 6, 2026
John S. Fleshood

/s/ Kevin T. Hammond	Director	March 6, 2026
Kevin T. Hammond

/s/ David W. Levy	Director	March 6, 2026
David W. Levy

/s/ Diane L. Merdian	Director	March 6, 2026
Diane L. Merdian

/s/ Peter E. Murphy	Director	March 6, 2026
Peter E. Murphy