Form 10-Q
period 2026-03-31
FIRSTSUN CAPITAL BANCORP
filed 2026-05-08
CIK 1709442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
1400 16th Street, Suite 250
Denver, Colorado 80202
(303) 831-6704
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
__________________________________

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Voting Common Stock, $0.0001 Par Value	FSUN	Nasdaq Global Select Market
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 7, 2026, there were approximately 44,123,875 shares of voting common stock outstanding and 2,612,830 shares of non-voting common stock outstanding.

In this Quarterly Report on Form 10-Q, except as otherwise indicated or the context suggests otherwise, references to “FirstSun” refer to FirstSun Capital Bancorp, and the terms “the Company,” “we,” “us,” and “our” refer to FirstSun and its direct and indirect subsidiaries, including Sunflower Bank, N.A., which we refer to as the “Bank.”
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current views with respect to, among other things, statements regarding our merger with First Foundation Inc. (“First Foundation”), statements relating to our assets, business, cash flows, condition (financial or otherwise), the impact of changes to our key mortgage servicing right valuation assumptions, credit quality, financial performance, liquidity, short and long-term performance goals, prospects, results of operations, strategic initiatives, the benefits, cost and synergies of completed acquisitions or dispositions, and the timing, benefits, costs and synergies of future acquisitions, dispositions and other growth opportunities. They are not statements of historical or current fact nor are they assurances of future performance, and they generally can be identified by the use of forward-looking terminology, such as “believe,” “expect,” “anticipate,” “intend,” “target,” “estimate,” “continue,” “positions,” “plan,” “predict,” “project,” “forecast,” “guidance,” “goal,” “objective,” “prospects,” “possible,” or “potential,” by future conditional verbs such as “assume,” “will,” “would,” “should,” “could,” or “may,” or by variations of such words or by similar expressions. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time, are difficult to predict and are generally beyond our control and should be viewed with caution.
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
•ongoing geopolitical conflicts, including hostilities involving Iran and the Middle East, which may contribute to volatility in energy prices, inflation, financial markets, cybersecurity threats, and broader macroeconomic conditions, any of which could adversely affect our borrowers, deposit base, liquidity, capital and results of operations;
•the possibility that the anticipated benefits of the First Foundation acquisition, including anticipated cost savings and strategic gains, are not realized when expected or at all;
•the integration of the businesses and operations of the Company and First Foundation may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results relating to the combined company’s business;
•the execution of the planned balance sheet repositioning related to the First Foundation acquisition may be more difficult, costly or time consuming than expected and we may fail to realize the anticipated benefits;
•the diversion of management’s attention from ongoing business operations and opportunities due to the First Foundation acquisition;
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
•risks related to enhanced regulatory requirements and scrutiny as a result of our assets exceeding $10 billion in assets following the First Foundation acquisition, including increased regulatory compliance costs;
•the risks of expansion into new geographic or product markets;
•the inability to manage strategic initiatives and/or organizational changes;
•our ability to attract and retain key employees;
•an insufficient allowance for credit losses or volatility in the allowance for credit losses resulting from the CECL methodology, either alone or as that may be affected by changing economic conditions, credit concentrations, inflation, changing interest rates, or other factors;
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
•limitations on our ability to declare and pay dividends and other distributions from our bank to our holding company, which could affect our holding company’s liquidity, including its ability to pay dividends to stockholders or take other capital actions; and
•other factors, many of which are beyond our control.
We caution readers that the foregoing list of factors is not exclusive, is not necessarily in order of importance and readers should not place undue reliance on any forward-looking statements. You should also consider the risks, assumptions and uncertainties set forth under “Item 1.A. Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on March 6, 2026 (our “2025 Annual Report”), as well as any additional factors that might be reported in future filings that we make with the SEC. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we do not intend to and disclaim any obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, unless required to do so under the federal securities laws.

Part I - Financial Information
Item 1. Financial Statements (Unaudited)

FIRSTSUN CAPITAL BANCORP
Consolidated Balance Sheets
As of

	(Unaudited)
(In thousands, except par and share amounts)	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$413,732	$652,592
Securities available-for-sale, at fair value	458,543	468,970
Securities held-to-maturity, fair value of $29,045 and $29,446, respectively	33,553	33,839
Loans held-for-sale, at fair value	144,407	100,539
Loans, net of allowance for credit losses of $82,955 and $85,016, respectively	6,857,017	6,588,164
Mortgage servicing rights, at fair value	88,993	86,651
Premises and equipment, net	81,138	81,523
Other real estate owned and foreclosed assets, net	10,908	11,514
Bank-owned life insurance	83,834	83,286
Restricted equity securities	26,230	24,775
Goodwill	93,483	93,483
Core deposits and other intangible assets, net	4,476	4,983
Accrued interest receivable	33,087	32,255
Deferred tax assets, net	35,042	34,873
Prepaid expenses and other assets	200,680	187,715
Total assets	$8,565,123	$8,485,162

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing accounts	$1,599,919	$1,651,373
Interest-bearing accounts	5,487,594	5,455,983
Total deposits	7,087,513	7,107,356
Securities sold under agreements to repurchase	7,670	11,160
Federal Home Loan Bank advances	75,000	—
Subordinated debt, net	36,754	36,680
Accrued interest payable	6,356	6,680
Accrued expenses and other liabilities	176,323	169,930
Total liabilities	7,389,616	7,331,806

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued or outstanding, respectively	—	—
Common stock, $0.0001 par value; 80,000,000 and 50,000,000 voting shares authorized, respectively; 27,935,888 and 27,887,337 voting shares issued and outstanding, respectively; 20,000,000 and zero non-voting shares authorized, respectively; No non-voting shares issued and outstanding, respectively	3	3
Additional paid-in capital	550,709	549,617
Retained earnings	652,669	631,086
Accumulated other comprehensive loss, net	(27,874)	(27,350)
Total stockholders’ equity	1,175,507	1,153,356
Total liabilities and stockholders’ equity	$8,565,123	$8,485,162
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
Consolidated Statements of Income and Comprehensive Income
For the three months ended March 31,
(Unaudited)

	Three months ended March 31,
(In thousands, except per share amounts)	2026	2025
Interest income:
Interest and fee income on loans:
Taxable	$103,065	$96,201
Tax exempt	4,493	4,479
Interest and dividend income on securities:
Taxable	4,054	4,366
Tax exempt	12	4
Other interest income	4,502	5,397
Total interest income	116,126	110,447
Interest expense:
Interest expense on deposits	32,779	34,394
Interest expense on securities sold under agreements to repurchase	41	37
Interest expense on other borrowed funds	527	1,538
Total interest expense	33,347	35,969
Net interest income	82,779	74,478
Provision for credit losses	8,250	3,800
Net interest income after credit loss expense	74,529	70,678
Noninterest income:
Deposit account service fees	2,096	2,027
Treasury management service fees	4,613	4,194
Credit and debit card fees	2,713	2,586
Trust and investment advisory fees	1,489	1,421
Mortgage banking services, net	14,315	9,055
Other noninterest income	1,949	2,446
Total noninterest income	27,175	21,729
Noninterest expense:
Salary and employee benefits	47,356	39,561
Occupancy, equipment and software	10,006	9,536
Amortization and impairment of intangible assets	507	628
Merger related expenses	2,681	—
Other noninterest expenses	14,791	12,997
Total noninterest expense	75,341	62,722
Income before income taxes	26,363	29,685
Provision for income taxes	4,780	6,116
Net income	$21,583	$23,569
Other comprehensive income:
Net unrealized (loss) gain on securities available-for-sale	(524)	3,201
Other comprehensive (loss) income	(524)	3,201
Comprehensive income	$21,059	$26,770

Earnings per share:
Net income available to common stockholders	$21,583	$23,569
Basic	$0.77	$0.85
Diluted	$0.76	$0.83
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
Consolidated Statements of Stockholders’ Equity
For the three months ended March 31,
(Unaudited)

(in thousands, except share amounts)	Issued shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
2026
Balance, beginning of period	27,887,337	$3	$549,617	$631,086	$(27,350)	$1,153,356
Net income	—	—	—	21,583	—	21,583
Other comprehensive loss	—	—	—	—	(524)	(524)
Share-based compensation expense, net of forfeitures	—	—	1,255	—	—	1,255
Restricted stock activity, net of forfeitures (See Note 10 - Stockholders’ Equity)	39,770	—	2	—	—	2
Stock option exercises, net	8,781	—	(165)	—	—	(165)
Balance, end of period	27,935,888	$3	$550,709	$652,669	$(27,874)	$1,175,507

2025
Balance, beginning of period	27,709,679	$3	$547,325	$533,150	$(39,112)	$1,041,366
Net income	—	—	—	23,569	—	23,569
Other comprehensive income	—	—	—	—	3,201	3,201
Share-based compensation expense, net of forfeitures	—	—	636	—	—	636
Restricted stock activity, net of forfeitures (See Note 10 - Stockholders’ Equity)	2,997	—	—	—	—	—
Stock option exercises, net	41,242	—	(477)	—	—	(477)
Balance, end of period	27,753,918	$3	$547,484	$556,719	$(35,911)	$1,068,295
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
Consolidated Statements of Cash Flows
For the three months ended March 31,
(Unaudited)

(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$21,583	$23,569
Adjustments to reconcile income to net cash provided by operating activities:
Provision for credit losses	8,250	3,800
Depreciation and amortization on premises and equipment	2,137	2,035
Amortization of net premium on securities	65	124
Accretion of net discount on acquired loans	(121)	(296)
Net change in deferred loan origination fees and costs	4,125	1,317
Amortization of core deposits and other intangible assets	507	628
Amortization of premium on acquired deposits	—	(28)
Accretion of discount on subordinated debt	60	91
Amortization of issuance costs on subordinated debt	13	37
Increase in cash surrender value of bank-owned life insurance	(548)	(522)
Impairment of other real estate owned and foreclosed assets	2	29
Federal Home Loan Bank stock dividends	(101)	(217)
Share-based compensation expense	1,255	636
Decrease in fair value of mortgage servicing rights	1,929	3,984
Net loss on disposal of premises and equipment	—	125
Net loss (gain) on other real estate owned and foreclosed assets activity	93	(17)
Net gain on sales of loans held-for-sale	(3,403)	(1,707)
Origination of loans held-for-sale	(429,824)	(255,085)
Proceeds from sales of loans held-for-sale	385,088	251,200
Changes in operating assets and liabilities:
Lease right-of-use assets	145	(57)
Accrued interest receivable	(832)	(1,566)
Prepaid expenses and other assets	(5,394)	2,763
Accrued interest payable	(324)	355
Accrued expenses and other liabilities	2,927	(4,845)
Net cash provided by operating activities	$(12,368)	$26,353
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
Consolidated Statements of Cash Flows (continued)
For the three months ended March 31,
(Unaudited)

(In thousands)	2026	2025
Cash flows from operating activities: (previous page)	$(12,368)	$26,353

Cash flows from investing activities:
Proceeds from maturities of held-to-maturity securities	322	360
Purchases of available-for-sale securities	—	(19,249)
Proceeds from pay-downs, sales or maturities of available-for-sale securities	9,597	12,870
Loan originations, net of repayments	(281,383)	(110,145)
Purchases of premises and equipment	(1,753)	(2,010)
Proceeds from sales of other real estate owned and foreclosed assets	537	211
Purchases of restricted equity securities	(2,709)	(619)
Proceeds from the sale or redemption of restricted equity securities	1,356	5,023
Purchase of other investments	(17,911)	(2,950)
Proceeds from the sale or redemption of other investments	13,947	270
Net cash used in investing activities	(277,997)	(116,239)

Cash flows from financing activities:
Net change in deposits	(19,842)	202,007
Net change in securities sold under agreements to repurchase	(3,490)	(6,184)
Proceeds from Federal Home Loan Bank advances	75,000	293,000
Repayments of Federal Home Loan Bank advances	—	(393,000)
Proceeds from issuance of common stock, net of issuance costs and taxes paid on cashless exercise of equity awards	(163)	(477)
Net cash provided by financing activities	51,505	95,346
Net increase in cash and cash equivalents	(238,860)	5,460
Cash and cash equivalents, beginning of period	652,592	615,917
Cash and cash equivalents, end of period	$413,732	$621,377

Supplemental disclosures of cash flow information:
Interest paid on deposits	$33,500	$33,858
Interest paid on borrowed funds	$528	$1,552
Cash paid for income taxes, net	$90	$103
Non-cash investing and financing activities:
Net change in unrealized (loss) gain on available-for-sale securities	$(695)	$4,237
Loan charge-offs	$10,648	$812
Mortgage servicing rights resulting from sale or securitization of mortgage loans	$4,271	$2,653
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
Notes to Consolidated Financial Statements
(Unaudited)
($ in thousands, except share and per share amounts)
NOTE 1 - Organization and Basis of Presentation
Nature of Operations - The consolidated financial statements include the accounts of FirstSun Capital Bancorp (“FirstSun” or “Parent Company”) and its wholly-owned subsidiaries, Sunflower Bank, N.A. (the “Bank”), Sunflower Wealth Advisors LLC, and FEIF Capital Partners, LLC, and have been prepared using U.S. generally accepted accounting principles (“GAAP”) and prevailing practices in the banking industry. All significant intercompany balances and transactions have been eliminated. These entities are collectively referred to as “our”, “us”, “we”, or “the Company”.
Basis of Presentation - The consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP for interim financial information, but do not include all of the information and footnotes required by GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the SEC. These interim financial statements are unaudited, and include, in our opinion, all adjustments necessary for a fair statement of the results for the periods indicated, which are not necessarily indicative of results which may be expected for the full year. These unaudited consolidated financial statements and notes should be read in conjunction with FirstSun’s audited consolidated financial statements and footnotes thereto for the year ended December 31, 2025, included in our 2025 Annual Report.
Use of Estimates - The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Reclassifications - Some items in the prior year financial statements were reclassified to conform to the current presentation. Previously, deposit amounts related to certain NOW accounts with limited monthly transaction activity were able to be reclassified to money market accounts to reduce reserve requirements at the Federal Reserve. As there is no longer any impact to reserve requirements across different deposit products, we have discontinued this product reclassification practice and have revised the presentation of those deposits to conform to the current presentation for periods prior to March 31, 2026. Reclassifications had no effect on prior years net income or stockholders’ equity.
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
ASU No. 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” ASU 2025-05 provides all entities, when developing reasonable and supportable forecasts as part of estimating expected credit losses on current accounts receivable and/or current contract assets arising from transactions under ASC Topic 606 - Revenue from Contracts with Customers, a practical expedient whereby entities can assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 became effective for us in 2026 and did not have a significant impact on our financial statements.

Recent Accounting Pronouncements Not Yet Adopted - ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 will be effective for us, on a prospective basis, for annual periods beginning in 2027, and interim periods within fiscal years beginning in 2028, though early adoption and retrospective application is permitted. ASU 2024-03 is not expected to have a significant impact on our financial statements.
ASU No. 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” ASU 2025-06 simplifies and modernizes the accounting for internal-use software by removing prescriptive project stage guidance and introducing a new capitalization threshold. Under the revised standard, software development costs are capitalized when management authorizes and commits funding for the project and it is probable the software will be completed and used as intended. ASU 2025-06 will be effective in 2028 and is not expected to have a significant impact on our financial statements.
ASU 2025‑08, “Financial Instruments - Credit Losses (Topic 326): Purchased Loans.” ASU 2025-08 expands the scope of the “gross‑up” method, formerly applicable only to purchased credit‑deteriorated (“PCD”) assets, to include acquired non‑PCD loans that meet certain criteria, now referred to as “purchased seasoned loans” (PSLs). Under this model, an allowance for expected credit losses is recognized at acquisition, offsetting the loan’s amortized cost basis, thereby eliminating the day-one credit‑loss expense previously required for non‑PCD assets. PSLs are defined as non‑PCD loans acquired either (i) through a business combination, or (ii) purchased more than 90 days after origination when the acquirer was not involved in origination. ASU 2025-08 will be effective for us, on a prospective basis for loans acquired on or after the adoption date, for interim and annual reporting periods beginning in 2027, though early adoption is permitted. We plan to early adopt on April 1, 2026 in conjunction with our acquisition of First Foundation Inc. We are not currently able to estimate the impact adoption will have on our financial statements, as our purchase accounting estimates are not yet complete.
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
NOTE 2 - Acquisition of First Foundation Inc.
On April 1, 2026, FirstSun completed its previously announced acquisition of First Foundation Inc. (“First Foundation”), pursuant to the Agreement and Plan of Merger dated October 27, 2025, by and between FirstSun and First Foundation, as amended (the “Merger Agreement”). At the effective time of the merger (the “Effective Time”), First Foundation merged with and into FirstSun, with FirstSun surviving the merger. Immediately following the merger, First Foundation Bank, a California-chartered banking corporation and wholly owned subsidiary of First Foundation, merged with and into the Bank, with the Bank continuing as the surviving bank. Because the merger closed after quarter-end, the historical consolidated financial results of First Foundation are not included in FirstSun’s consolidated financial results for the quarter ended March 31, 2026.

Under the terms of the Merger Agreement, at the Effective Time, each share of First Foundation common stock issued and outstanding immediately prior to the Effective Time (other than certain excluded shares specified in the Merger Agreement) became entitled to receive 0.16083 of a share of FirstSun common stock (the “exchange ratio”), with cash paid in lieu of any fractional shares. In addition, at the Effective Time, each then-outstanding share of First Foundation Series A Noncumulative Convertible Preferred Stock (the “Series A stock”) and Series C Non-Voting Common Equity Equivalent Stock (the “Series C stock” and together with the Series A stock, the “First Foundation Preferred Stock”) was converted into the right to receive 0.16083 of a share of FirstSun common stock for each share of First Foundation common stock into which the First Foundation Preferred Stock was convertible into immediately prior to the Effective Time, subject to certain exceptions. In connection with the merger, we issued approximately 16.1 million voting shares and 2.6 million non-voting shares of FirstSun common stock to stockholders of First Foundation, with the stock consideration valued at approximately $682.8 million as of March 31, 2026, the last trading day before consummation of the acquisition. In addition, we made an aggregate cash payment of $17.5 million to First Foundation warrant holders and assumed First Foundation non-vested restricted stock awards with an estimated pre-combination vesting value of $3.3 million.
NOTE 3 - Securities
The amortized cost, gross unrealized gains and losses, and fair values of available-for-sale and held-to-maturity debt securities by type follows as of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2026
Available-for-sale:
U.S. treasury	$35,149	$—	$(1,952)	$33,197
U.S. agency	404	—	(4)	400
Obligations of states and political subdivisions	29,526	63	(1,700)	27,889
Mortgage backed - residential	103,218	263	(11,229)	92,252
Collateralized mortgage obligations	160,745	26	(14,713)	146,058
Mortgage backed - commercial	150,689	657	(8,693)	142,653
Other debt	15,710	384	—	16,094
Total available-for-sale	$495,441	$1,393	$(38,291)	$458,543
Held-to-maturity:
Obligations of states and political subdivisions	$25,935	$—	$(4,021)	$21,914
Mortgage backed - residential	5,290	—	(379)	4,911
Collateralized mortgage obligations	2,328	—	(108)	2,220
Total held-to-maturity	$33,553	$—	$(4,508)	$29,045
December 31, 2025
Available-for-sale:
U.S. treasury	$35,164	$—	$(1,894)	$33,270
U.S. agency	418	—	(6)	412
Obligations of states and political subdivisions	29,590	67	(1,584)	28,073
Mortgage backed - residential	107,113	326	(11,263)	96,176
Collateralized mortgage obligations	165,229	—	(14,432)	150,797
Mortgage backed - commercial	151,905	951	(8,863)	143,993
Other debt	15,755	494	—	16,249
Total available-for-sale	$505,174	$1,838	$(38,042)	$468,970
Held-to-maturity:
Obligations of states and political subdivisions	$25,890	$—	$(3,932)	$21,958
Mortgage backed - residential	5,467	1	(363)	5,105
Collateralized mortgage obligations	2,482	—	(99)	2,383
Total held-to-maturity	$33,839	$1	$(4,394)	$29,446

There was no allowance for credit losses related to our investment securities as of March 31, 2026 and December 31, 2025.
As of March 31, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
Fair value and unrealized losses on debt securities by type and length of time in a continuous unrealized loss position without an allowance for credit losses were as follows:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Number of Securities
March 31, 2026
Available-for-sale:
U.S. treasury	$—	$—	$33,197	$(1,952)	$33,197	$(1,952)	4
U.S. agency	—	—	400	(4)	400	(4)	2
Obligations of states and political subdivisions	—	—	22,690	(1,700)	22,690	(1,700)	15
Mortgage backed - residential	2,787	(11)	75,070	(11,218)	77,857	(11,229)	83
Collateralized mortgage obligations	2,408	(3)	126,447	(14,710)	128,855	(14,713)	55
Mortgage backed - commercial	4,692	(41)	106,139	(8,652)	110,831	(8,693)	23
Total available-for-sale	$9,887	$(55)	$363,943	$(38,236)	$373,830	$(38,291)	182
Held-to-maturity:
Obligations of states and political subdivisions	$—	$—	$21,588	$(4,021)	$21,588	$(4,021)	8
Mortgage backed - residential	18	—	4,865	(379)	4,883	(379)	11
Collateralized mortgage obligations	—	—	2,220	(108)	2,220	(108)	5
Total held-to-maturity	$18	$—	$28,673	$(4,508)	$28,691	$(4,508)	24

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Number of Securities
December 31, 2025
Available-for-sale:
U.S. treasury	$—	$—	$33,270	$(1,894)	$33,270	$(1,894)	4
U.S. agency	—	—	412	(6)	412	(6)	2
Obligations of states and political subdivisions	—	—	22,837	(1,584)	22,837	(1,584)	16
Mortgage backed - residential	1,802	(4)	78,014	(11,259)	79,816	(11,263)	82
Collateralized mortgage obligations	10,048	(8)	140,749	(14,424)	150,797	(14,432)	59
Mortgage backed - commercial	2,885	(19)	108,983	(8,844)	111,868	(8,863)	24
Total available-for-sale	$14,735	$(31)	$384,265	$(38,011)	$399,000	$(38,042)	187
Held-to-maturity:
Obligations of states and political subdivisions	$—	$—	$21,631	$(3,932)	$21,631	$(3,932)	8
Mortgage backed - residential	18	—	5,050	(363)	5,068	(363)	11
Collateralized mortgage obligations	—	—	2,383	(99)	2,383	(99)	5
Total held-to-maturity	$18	$—	$29,064	$(4,394)	$29,082	$(4,394)	24

We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. We do not have plans to sell any of the available-for-sale debt securities with unrealized losses as of March 31, 2026, and we believe it is more likely than not that we would not be required to sell such available-for-sale debt securities before recovery of their amortized cost.
We continue to monitor unrealized loss positions for potential credit impairments. During the three months ended March 31, 2026 and 2025, there were no credit impairments related to our investment securities.
The amortized cost and fair value of our debt securities by contractual maturity as of March 31, 2026 are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or earlier redemptions that may occur.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due within 1 year	$246	$245
Due after 1 year through 5 years	113,937	111,067
Due after 5 years through 10 years	122,663	114,979
Due after 10 years	258,595	232,252
Total available-for-sale	$495,441	$458,543
Held-to-maturity:
Due within 1 year	$679	$675
Due after 1 year through 5 years	353	353
Due after 5 years through 10 years	3,163	2,989
Due after 10 years	29,358	25,028
Total held-to-maturity	$33,553	$29,045
Securities with a carrying value of $359,625 and $361,877 were pledged to secure public deposits, securities sold under agreements to repurchase, and borrowed funds at March 31, 2026 and December 31, 2025, respectively.
Available-for-sale debt securities with a carrying value of $38,894 and $39,114 were designated in fair value hedges at March 31, 2026 and December 31, 2025, respectively. See Note 6 - Derivative Financial Instruments for further information.
There were no proceeds from sales and calls of securities for the three months ended March 31, 2026. There were $946 proceeds from sales and calls of securities for the three months ended March 31, 2025.

NOTE 4 - Loans
Loans held-for-investment by portfolio type consist of the following as of:

	March 31, 2026	December 31, 2025
Commercial and industrial	$3,160,777	$2,937,867
Commercial real estate:
Non-owner occupied	778,778	742,002
Owner occupied	694,190	700,774
Construction and land	280,781	268,652
Multifamily	227,980	210,368
Total commercial real estate	1,981,729	1,921,796
Residential real estate	1,216,810	1,221,086
Public finance	494,539	501,582
Consumer	31,875	32,651
Other	54,242	58,198
Total loans	$6,939,972	$6,673,180
Allowance for credit losses	(82,955)	(85,016)
Loans, net of allowance for credit losses	$6,857,017	$6,588,164
As of March 31, 2026 and December 31, 2025, we had net deferred fees, costs, premiums and discounts of $17,543 and $13,538, respectively, on our loan portfolio.
Accrued interest receivable on loans totaled $30,909 and $30,031 at March 31, 2026 and December 31, 2025, respectively, and is included in accrued interest receivable in the accompanying consolidated balance sheets.
The following table presents the activity in the allowance for credit losses by portfolio type for the three months ended March 31,:

	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Public Finance	Consumer	Other	Total
2026
Allowance for credit losses:
Balance, beginning of period	$42,902	$24,408	$13,323	$2,942	$721	$720	$85,016
Provision (benefit) for credit losses	8,423	198	180	(254)	(2)	(45)	8,500
Loans charged off	(10,584)	—	—	—	(64)	—	(10,648)
Recoveries	68	—	—	—	19	—	87
Balance, end of period	$40,809	$24,606	$13,503	$2,688	$674	$675	$82,955
2025
Allowance for credit losses:
Balance, beginning of period	$38,489	$28,323	$15,450	$4,750	$750	$459	$88,221
Provision (benefit) for credit losses	5,434	(1,639)	(262)	493	98	76	4,200
Loans charged off	(643)	—	—	—	(169)	—	(812)
Recoveries	119	—	23	—	39	—	181
Balance, end of period	$43,399	$26,684	$15,211	$5,243	$718	$535	$91,790

We determine the allowance for credit losses estimate on at least a quarterly basis.
As of March 31, 2026 and December 31, 2025, we had an allowance for credit losses on unfunded commitments of $959 and $1,209, respectively, included in accrued expenses and other liabilities within the consolidated balance sheets. For the three months ended March 31, 2026 and 2025 we recorded a benefit for credit losses on unfunded commitments of $250 and $400, respectively.
The following table presents our loan portfolio aging analysis as of:

	Loans Not Past Due	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans Greater than 90 Days Past Due, Still Accruing	Nonaccrual	Total
March 31, 2026
Commercial and industrial	$3,117,069	$11,069	$4,100	$295	$28,244	$3,160,777
Commercial real estate:
Non-owner occupied	774,333	300	—	—	4,145	778,778
Owner occupied	690,136	908	1,661	—	1,485	694,190
Construction and land	272,934	7,207	—	—	640	280,781
Multifamily	227,980	—	—	—	—	227,980
Total commercial real estate	1,965,383	8,415	1,661	—	6,270	1,981,729
Residential real estate	1,179,257	12,749	—	—	24,804	1,216,810
Public Finance	494,539	—	—	—	—	494,539
Consumer	31,773	59	—	—	43	31,875
Other	54,242	—	—	—	—	54,242
Total loans	$6,842,263	$32,292	$5,761	$295	$59,361	$6,939,972
December 31, 2025
Commercial and industrial	$2,890,507	$8,149	$5,501	$—	$33,710	$2,937,867
Commercial real estate:
Non-owner occupied	723,930	13,891	—	—	4,181	742,002
Owner occupied	699,342	414	—	—	1,018	700,774
Construction and land	264,238	—	4,414	—	—	268,652
Multifamily	210,368	—	—	—	—	210,368
Total commercial real estate	1,897,878	14,305	4,414	—	5,199	1,921,796
Residential real estate	1,177,999	16,657	4,614	690	21,126	1,221,086
Public Finance	501,582	—	—	—	—	501,582
Consumer	32,528	70	7	—	46	32,651
Other	50,244	7,954	—	—	—	58,198
Total loans	$6,550,738	$47,135	$14,536	$690	$60,081	$6,673,180
Interest income recorded on nonperforming loans was not material for the three months ended March 31, 2026 and 2025.
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

The following table presents the amortized cost by segment of loans by risk category and origination date as of March 31, 2026 and gross charge-offs by origination date for the three months ended March 31, 2026:

	2026	2025	2024	2023	2022	Prior	Revolving Loans Converted to Term	Revolving	Total
Commercial and industrial:
Pass	$183,400	$695,020	$265,228	$160,073	$140,150	$184,667	$38,590	$1,224,930	$2,892,058
Pass/Watch	290	6,439	24,990	15,253	17,573	9,972	2,590	23,595	100,702
Special Mention	—	—	14,864	11,143	3,979	5,628	15,068	18,962	69,644
Substandard - Accruing	—	1,628	46	10,520	30,102	11,061	1,027	15,745	70,129
Substandard - Nonaccrual	—	—	—	—	—	10,418	147	125	10,690
Doubtful	—	—	—	15,612	959	—	350	633	17,554
Total commercial and industrial	$183,690	$703,087	$305,128	$212,601	$192,763	$221,746	$57,772	$1,283,990	$3,160,777
Gross charge-offs	$—	$—	$—	$7,072	$—	$140	$3,372	$—	$10,584

Commercial real estate:
Non-owner occupied:
Pass	$50,871	$161,625	$38,554	$62,889	$87,343	$273,693	$7,896	$28,751	$711,622
Pass/Watch	—	737	—	—	21,551	20,510	1,757	10,109	54,664
Special Mention	—	—	—	—	—	7,891	—	—	7,891
Substandard - Accruing	—	—	—	—	—	456	—	—	456
Substandard - Nonaccrual	—	—	—	—	—	4,145	—	—	4,145
Total non-owner occupied	$50,871	$162,362	$38,554	$62,889	$108,894	$306,695	$9,653	$38,860	$778,778
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Owner occupied:
Pass	$16,450	$100,218	$87,564	$68,230	$44,031	$271,113	$34,368	$5,192	$627,166
Pass/Watch	—	—	93	553	2,761	15,557	—	—	18,964
Special Mention	—	—	12,417	1,985	6,653	3,731	—	—	24,786
Substandard - Accruing	—	—	—	10,755	—	11,034	—	—	21,789
Substandard - Nonaccrual	—	—	—	—	—	1,485	—	—	1,485
Total owner occupied	$16,450	$100,218	$100,074	$81,523	$53,445	$302,920	$34,368	$5,192	$694,190
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & land:
Pass	$16,254	$45,744	$48,040	$48,613	$29,145	$14,784	$20,865	$13,424	$236,869
Pass/Watch	—	1,053	905	—	7,632	—	—	—	9,590
Special Mention	—	—	1,696	7,338	24,648	—	—	—	33,682
Substandard - Nonaccrual	—	429	211	—	—	—	—	—	640
Total construction & land	$16,254	$47,226	$50,852	$55,951	$61,425	$14,784	$20,865	$13,424	$280,781
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily:
Pass	$15,364	$34,732	$4,315	$1,301	$114,599	$44,570	$10,436	$—	$225,317
Special Mention	—	—	—	—	—	1,787	—	—	1,787
Substandard - Accruing	—	—	—	—	—	876	—	—	876
Total multifamily	$15,364	$34,732	$4,315	$1,301	$114,599	$47,233	$10,436	$—	$227,980
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	2026	2025	2024	2023	2022	Prior	Revolving Loans Converted to Term	Revolving	Total
Total commercial real estate:
Pass	$98,939	$342,319	$178,473	$181,033	$275,118	$604,160	$73,565	$47,367	$1,800,974
Pass/Watch	—	1,790	998	553	31,944	36,067	1,757	10,109	83,218
Special Mention	—	—	14,113	9,323	31,301	13,409	—	—	68,146
Substandard - Accruing	—	—	—	10,755	—	12,366	—	—	23,121
Substandard - Nonaccrual	—	429	211	—	—	5,630	—	—	6,270
Total commercial real estate:	$98,939	$344,538	$193,795	$201,664	$338,363	$671,632	$75,322	$57,476	$1,981,729
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate:
Pass	$36,779	$154,147	$119,579	$95,273	$491,532	$249,614	$2,195	$14,354	$1,163,473
Pass/Watch	—	2,931	501	3,189	5,578	10,417	35	—	22,651
Special Mention	—	943	432	388	2,069	2,007	—	—	5,839
Substandard - Accruing	—	—	—	—	—	43	—	—	43
Substandard - Nonaccrual	—	—	2,703	581	14,311	7,076	109	24	24,804
Total residential real estate	$36,779	$158,021	$123,215	$99,431	$513,490	$269,157	$2,339	$14,378	$1,216,810
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Public Finance:
Pass	$—	$6,723	$30,460	$1,067	$—	$454,102	$—	$2,187	$494,539
Total public finance	$—	$6,723	$30,460	$1,067	$—	$454,102	$—	$2,187	$494,539
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$598	$2,130	$1,773	$571	$658	$11,401	$984	$12,773	$30,888
Pass/Watch	148	26	—	2	5	615	3	144	943
Special Mention	—	—	—	—	—	—	—	1	1
Substandard - Nonaccrual	—	—	—	—	—	43	—	—	43
Total consumer	$746	$2,156	$1,773	$573	$663	$12,059	$987	$12,918	$31,875
Gross charge-offs	$—	$—	$—	$—	$—	$58	$—	$6	$64

Other:
Pass	$—	$11,002	$5,138	$—	$7,314	$14,084	$—	$13,701	$51,239
Pass/Watch	—	—	—	—	—	—	—	3,003	3,003
Total other	$—	$11,002	$5,138	$—	$7,314	$14,084	$—	$16,704	$54,242
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans:
Pass	$319,716	$1,211,341	$600,651	$438,017	$914,772	$1,518,028	$115,334	$1,315,312	$6,433,171
Pass/Watch	438	11,186	26,489	18,997	55,100	57,071	4,385	36,851	210,517
Special Mention	—	943	29,409	20,854	37,349	21,044	15,068	18,963	143,630
Substandard - Accruing	—	1,628	46	21,275	30,102	23,470	1,027	15,745	93,293
Substandard - Nonaccrual	—	429	2,914	581	14,311	23,167	256	149	41,807
Doubtful	—	—	—	15,612	959	—	350	633	17,554
Total loans	$320,154	$1,225,527	$659,509	$515,336	$1,052,593	$1,642,780	$136,420	$1,387,653	$6,939,972
Gross charge-offs	$—	$—	$—	$7,072	$—	$198	$3,372	$6	$10,648

The following table presents the amortized cost by segment of loans by risk category and origination date as of December 31, 2025 and gross charge-offs by origination date for the year ended December 31, 2025:

	2025	2024	2023	2022	2021	Prior	Revolving Loans Converted to Term	Revolving	Total
Commercial and industrial:
Pass	$740,012	$298,940	$169,246	$149,909	$121,886	$80,362	$57,063	$1,039,368	$2,656,786
Pass/Watch	2,217	26,707	11,607	26,316	1,005	2,868	2,195	9,782	82,697
Special Mention	—	13,948	20,570	23,243	3,338	295	17,330	14,443	93,167
Substandard - Accruing	1,522	—	24,860	9,031	13,523	4,387	5,571	12,613	71,507
Substandard - Nonaccrual	—	—	—	10,950	1,487	3,011	16,657	237	32,342
Doubtful	—	—	—	959	—	—	—	409	1,368
Total commercial and industrial	$743,751	$339,595	$226,283	$220,408	$141,239	$90,923	$98,816	$1,076,852	$2,937,867
Gross charge-offs	$—	$983	$1,765	$16,676	$83	$1,846	$2,973	$1,474	$25,800

Commercial real estate:
Non-owner occupied:
Pass	$161,082	$38,766	$58,184	$100,232	$103,191	$190,446	$7,616	$19,647	$679,164
Pass/Watch	—	—	—	8,964	28,923	7,023	1,759	10,162	56,831
Special Mention	—	—	—	—	—	246	—	—	246
Substandard - Accruing	—	—	—	1,366	—	214	—	—	1,580
Substandard - Nonaccrual	—	—	—	—	—	4,181	—	—	4,181
Total non-owner occupied	$161,082	$38,766	$58,184	$110,562	$132,114	$202,110	$9,375	$29,809	$742,002
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Owner occupied:
Pass	$101,496	$88,319	$70,010	$37,308	$77,652	$207,336	$34,639	$5,351	$622,111
Pass/Watch	—	93	558	8,403	5,275	17,174	—	—	31,503
Special Mention	—	12,465	2,010	6,676	—	5,417	—	—	26,568
Substandard - Accruing	—	—	9,556	—	441	9,577	—	—	19,574
Substandard - Nonaccrual	—	—	—	—	—	1,018	—	—	1,018
Total owner occupied	$101,496	$100,877	$82,134	$52,387	$83,368	$240,522	$34,639	$5,351	$700,774
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & land:
Pass	$32,191	$46,025	$59,674	$48,126	$6,319	$7,779	$19,081	$10,372	$229,567
Pass/Watch	1,050	905	—	3,246	—	—	—	—	5,201
Special Mention	—	1,736	7,375	24,773	—	—	—	—	33,884
Total construction & land	$33,241	$48,666	$67,049	$76,145	$6,319	$7,779	$19,081	$10,372	$268,652
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily:
Pass	$35,233	$4,457	$1,309	$109,040	$29,471	$17,717	$10,460	$—	$207,687
Pass/Watch	—	—	—	—	—	878	—	—	878
Special Mention	—	—	—	—	1,803	—	—	—	1,803
Total multifamily	$35,233	$4,457	$1,309	$109,040	$31,274	$18,595	$10,460	$—	$210,368
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	2025	2024	2023	2022	2021	Prior	Revolving Loans Converted to Term	Revolving	Total
Total commercial real estate:
Pass	$330,002	$177,567	$189,177	$294,706	$216,633	$423,278	$71,796	$35,370	$1,738,529
Pass/Watch	1,050	998	558	20,613	34,198	25,075	1,759	10,162	94,413
Special Mention	—	14,201	9,385	31,449	1,803	5,663	—	—	62,501
Substandard - Accruing	—	—	9,556	1,366	441	9,791	—	—	21,154
Substandard - Nonaccrual	—	—	—	—	—	5,199	—	—	5,199
Total commercial real estate:	$331,052	$192,766	$208,676	$348,134	$253,075	$469,006	$73,555	$45,532	$1,921,796
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate:
Pass	$151,678	$135,326	$100,216	$502,785	$101,673	$157,612	$2,160	$16,254	$1,167,704
Pass/Watch	4,248	2,263	2,565	6,467	5,888	7,450	54	—	28,935
Special Mention	1,644	431	388	626	—	183	—	—	3,272
Substandard - Accruing	—	—	—	—	—	49	—	—	49
Substandard - Nonaccrual	—	568	505	12,512	378	7,005	133	25	21,126
Total residential real estate	$157,570	$138,588	$103,674	$522,390	$107,939	$172,299	$2,347	$16,279	$1,221,086
Gross charge-offs	$—	$—	$—	$—	$—	$74	$—	$—	$74

Public Finance:
Pass	$6,725	$30,469	$1,066	$—	$41,450	$418,758	$—	$3,114	$501,582
Total public finance	$6,725	$30,469	$1,066	$—	$41,450	$418,758	$—	$3,114	$501,582
Gross charge-offs	$—	$—	$—	$—	$—	$1,922	$—	$—	$1,922

Consumer:
Pass	$2,469	$2,121	$767	$759	$2,930	$9,535	$150	$13,026	$31,757
Pass/Watch	27	—	3	5	100	508	61	144	848
Substandard - Nonaccrual	—	—	—	—	2	44	—	—	46
Total consumer	$2,496	$2,121	$770	$764	$3,032	$10,087	$211	$13,170	$32,651
Gross charge-offs	$—	$8	$17	$58	$42	$197	$1	$124	$447

Other:
Pass	$11,659	$4,945	$—	$7,321	$9,128	$6,545	$—	$14,924	$54,522
Pass/Watch	—	—	—	—	672	—	—	3,004	3,676
Total other	$11,659	$4,945	$—	$7,321	$9,800	$6,545	$—	$17,928	$58,198
Gross charge-offs	$—	$—	$—	$—	$—	$743	$—	$—	$743

Total loans:
Pass	$1,242,545	$649,368	$460,472	$955,480	$493,700	$1,096,090	$131,169	$1,122,056	$6,150,880
Pass/Watch	7,542	29,968	14,733	53,401	41,863	35,901	4,069	23,092	210,569
Special Mention	1,644	28,580	30,343	55,318	5,141	6,141	17,330	14,443	158,940
Substandard - Accruing	1,522	—	34,416	10,397	13,964	14,227	5,571	12,613	92,710
Substandard - Nonaccrual	—	568	505	23,462	1,867	15,259	16,790	262	58,713
Doubtful	—	—	—	959	—	—	—	409	1,368
Total loans	$1,253,253	$708,484	$540,469	$1,099,017	$556,535	$1,167,618	$174,929	$1,172,875	$6,673,180
Gross charge-offs	$—	$991	$1,782	$16,734	$125	$4,782	$2,974	$1,598	$28,986

The following table presents information about collateral dependent loans that were individually evaluated for purposes of determining the ACL as of:

	Collateral Dependent Loans With Allowance		Collateral Dependent Loans With No Related Allowance	Total Collateral Dependent Loans
	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
March 31, 2026
Commercial & industrial	$23,731	$7,303	$4,513	$28,244	$7,303
Commercial real estate:
Non-owner occupied	3,617	102	528	4,145	102
Owner occupied	—	—	1,485	1,485	—
Construction and land	—	—	640	640	—
Total commercial real estate	3,617	102	2,653	6,270	102
Residential real estate	3,211	182	21,593	24,804	182
Consumer	40	40	3	43	40
Total loans	$30,599	$7,627	$28,762	$59,361	$7,627
December 31, 2025
Commercial & industrial	$11,977	$5,194	$21,733	$33,710	$5,194
Commercial real estate:
Non-owner occupied	3,617	102	564	4,181	102
Owner occupied	—	—	1,018	1,018	—
Total commercial real estate	3,617	102	1,582	5,199	102
Residential real estate	1,976	101	19,150	21,126	101
Consumer	43	43	3	46	43
Total loans	$17,613	$5,440	$42,468	$60,081	$5,440
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
Loan Modifications Made to Borrowers Experiencing Financial Difficulty:
The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. We use a PD/LGD model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made at the time of a modification. The loan modifications in the table below did not significantly impact our determination of the allowance for credit losses on loans during the three months ended March 31, 2026.

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
For the three months ended March 31,:

	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Class of Loans
2026
Commercial and industrial	$32,198	$751	$—	$6,028	1.2%
Commercial real estate:
Non-owner occupied	246	—	—	—	—%
Residential real estate	—	845	—	—	0.1%
Total loans	$32,444	$1,596	$—	$6,028	0.6%
2025
Commercial and industrial	$1,321	$—	$—	$—	0.1%
Commercial real estate:
Owner occupied	—	—	1,198	—	0.2%
Residential real estate	—	771	—	—	0.1%
Total loans	$1,321	$771	$1,198	$—	0.1%
There were commitments to lend additional funds to these borrowers of $3,416 at March 31, 2026.

We closely monitor the performance of loan modifications made to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts. The following table depicts the performance of loan modifications made to borrowers experiencing financial difficulty that have been modified in the preceding 12 months:

	Loans Not Past Due	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans Greater than 90 Days Past Due, Still Accruing	Nonaccrual	Total
March 31, 2026
Commercial and industrial	$41,879	$1,102	$—	$—	$14,102	$57,083
Commercial real estate:
Non-owner occupied	246	—	—	—	—	246
Owner occupied	37	—	—	—	988	1,025
Total commercial real estate	283	—	—	—	988	1,271
Residential real estate	1,455	751	—	—	431	2,637
Total loans	$43,617	$1,853	$—	$—	$15,521	$60,991
March 31, 2025
Commercial and industrial	$1,511	$—	$—	$—	$16,406	$17,917
Commercial real estate:
Non-owner occupied	—	1,920	—	—	—	1,920
Owner occupied	7,000	—	—	—	—	7,000
Total commercial real estate	7,000	1,920	—	—	—	8,920
Residential real estate	771	—	—	—	927	1,698
Total loans	$9,282	$1,920	$—	$—	$17,333	$28,535
NOTE 5 - Mortgage Servicing Rights
We have investments in mortgage servicing rights (“MSRs”) that result from the sale of loans to the secondary market for which we retain the servicing. We account for these MSRs at their fair value.
The unpaid principal loan balance of our servicing portfolio is presented in the following table as of:

	March 31, 2026	December 31, 2025
Federal National Mortgage Association	$2,697,849	$2,674,584
Federal Home Loan Mortgage Corporation	2,062,412	2,058,343
Government National Mortgage Association	1,429,930	1,420,376
Federal Home Loan Bank	164,512	121,476
Other	993	1,012
Total	$6,355,696	$6,275,791

The activity of MSRs carried at fair value is as follows:

	For the three months ended March 31,
	2026	2025
Balance, beginning of period	$86,651	$84,258
Additions:
Servicing resulting from transfers of financial assets	4,271	2,653
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	1,350	(1,389)
Changes in fair value due to pay-offs, pay-downs, and runoff	(3,279)	(2,595)
Balance, end of period	$88,993	$82,927
The following represents the weighted-average key assumptions used to estimate the fair value of MSRs as of:

	March 31, 2026	December 31, 2025	March 31, 2025
Discount rate	9.72%	9.81%	10.14%
Total prepayment speeds	8.66%	9.04%	8.62%
Cost of servicing each loan	$91/per loan	$91/per loan	$93/per loan
Total servicing and ancillary fees earned from the mortgage servicing portfolio is presented in the following table:

	For the three months ended March 31,
	2026	2025
Servicing fees	$4,698	$4,260
Late and ancillary fees	271	245
Total	$4,969	$4,505
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

The components of our banking derivative financial instruments consisted of the following as of:

	Number of Transactions	Expiration Dates	Outstanding Notional	Estimated Fair Value
March 31, 2026
Derivative financial instruments designated as hedging instruments:
Assets:
Interest Rate Products	32	2028-2036	$148,714	$7,494
Derivative financial instruments not designated as hedging instruments:
Assets:
Interest Rate Products	64	2026-2037	$733,661	$13,516
Other	4	2028	$8,388	$5
Liabilities:
Interest Rate Products	64	2026-2037	$733,661	$13,566
Other	8	2027-2029	$84,707	$41
December 31, 2025
Derivative financial instruments designated as hedging instruments:
Assets:
Interest Rate Products	32	2028-2036	$149,092	$7,274
Derivative financial instruments not designated as hedging instruments:
Assets:
Interest Rate Products	64	2026-2037	$698,702	$14,659
Other	4	2028	$8,388	$7
Liabilities:
Interest Rate Products	64	2026-2037	$698,702	$14,696
Other	6	2027-2029	$52,568	$41
We recorded gains and losses on banking derivative assets and liabilities as follows:

	For the three months ended March 31,
	2026	2025
Recorded gain (loss) on banking derivative assets	$856	$(2,374)
Recorded (loss) gain on banking derivative liabilities	$(869)	$2,291
For the three months ended March 31, 2026 and 2025, our banking derivative financial instruments not designated as hedging instruments generated fee income of $577 and $465, respectively.
The carrying amount of hedged loans receivable as of March 31, 2026 and December 31, 2025 was $143,233 and $143,896, respectively. The cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged loans receivable as of March 31, 2026 and December 31, 2025 was $(4,895) and $(4,835), respectively. The fair value hedging adjustment included in other noninterest income for the three months ended March 31, 2026 and 2025 was $(60) and $2,216, respectively.
The carrying amount of hedged available-for-sale debt securities as of March 31, 2026 and December 31, 2025 was $38,894 and $39,114, respectively. The cumulative amount of fair value hedging adjustment included in the amortized cost amount of the hedged available-for-sale debt securities as of March 31, 2026 and December 31, 2025 was $(2,600), and

$(2,443), respectively. The fair value hedging adjustment included in interest income for the three months ended March 31, 2026 and 2025 was $(158) and $1,075, respectively.
Credit-risk-related Contingent Features:
We have agreements with each of our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations.
We also have agreements with our derivative counterparties that contain a provision where if we fail to maintain our status as a well-capitalized institution, then our derivative counterparties have the right but not the obligation to terminate existing swaps. As of March 31, 2026 and December 31, 2025, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $14,138 and $15,092, respectively. As of March 31, 2026 and December 31, 2025, we have minimum collateral posting thresholds with our derivative counterparties and have posted collateral of $7,960 and $5,890, respectively. If we had breached any of these provisions at March 31, 2026, we could have been required to settle our obligations under the agreements at their termination value of $14,138.
Mortgage Banking Derivative Financial Instruments:
The components of our mortgage banking derivative financial instruments consisted of the following as of:

	Expiration Dates	Outstanding Notional	Estimated Fair Value
March 31, 2026
Derivative financial instruments
Assets:
Forward MBS trades	2027	$177,000	$979
Interest rate lock commitments (IRLC)	2027	$115,970	$767
Liabilities:
Futures	2027	$90,500	$2,141
December 31, 2025
Derivative financial instruments
Assets:
Interest rate lock commitments (IRLC)	2026	$57,215	$444
Liabilities:
Forward MBS trades	2026	$116,500	$376
Futures	2026	$94,400	$418
We recorded gains and losses on mortgage banking derivative assets and liabilities as follows:

	For the three months ended March 31,
	2026	2025
Recorded gain on mortgage banking derivative assets	$1,678	$2,448
Recorded loss on mortgage banking derivative liabilities	$(1,347)	$(411)

NOTE 7 - Deposits
The composition of our deposits is as follows as of:

	March 31, 2026	December 31, 2025
Noninterest-bearing deposit accounts	$1,599,919	$1,651,373
Interest-bearing deposit accounts:
Demand and NOW	1,569,910	1,483,841
Savings	387,140	378,631
Money market	2,318,768	2,301,837
Certificates of deposit:
Less than $100	617,180	681,588
$100 through $250	273,941	282,386
Greater than $250	320,655	327,700
Total interest-bearing deposit accounts	5,487,594	5,455,983
Total deposits	$7,087,513	$7,107,356
The following table summarizes the interest expense incurred on our deposits:

	For the three months ended March 31,
	2026	2025
Interest-bearing deposit accounts:
Demand and NOW	$6,357	$5,982
Savings	474	569
Money market	16,071	12,923
Certificates of deposit	9,877	14,920
Total interest-bearing deposit accounts	$32,779	$34,394
The remaining maturity on certificate of deposit accounts is as follows as of:

March 31, 2026
Remainder of 2026	$1,156,098
2027	43,783
2028	5,498
2029	2,907
2030	1,768
Thereafter	1,722
Total certificates of deposit	$1,211,776

NOTE 8 - Debt
FHLB advances
The following is a breakdown of our FHLB advances and other borrowings outstanding as of:

	March 31, 2026		December 31, 2025
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Fixed rate term advance	$75,000	3.96%	$—	N/A
Our FHLB advances are typically considered short-term borrowings with maturities less than one year and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. The advances were collateralized by $2,844,319 and $2,761,116 of loans pledged to the FHLB as of March 31, 2026 and December 31, 2025, respectively.
As of March 31, 2026 and December 31, 2025, the Bank had total borrowing capacity with the FHLB that is based on qualified collateral lending values of $1,538,919 and $1,491,095, respectively. Our additional borrowing availability with the FHLB at March 31, 2026 was $1,350,880. These borrowings can be in the form of additional term advances or a line-of-credit.
FRB advances
We also had a $2,181,928 line-of-credit with the FRB. The agreement bears interest at the Fed Funds target rate plus 0.50% and is secured by $2,581,150 of investment securities and loans pledged to the FRB as collateral. No amounts were drawn on the line-of-credit as of March 31, 2026.
Other borrowings
We have lines-of-credit with certain other financial institutions totaling $125,000 as of March 31, 2026. No amounts were drawn on these lines-of-credit at March 31, 2026.
Subordinated Debt
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
Trust preferred securities
We have issued $9,279 in trust preferred securities through a special-purpose trust, New Mexico Banquest Capital Trust I (“NMBCT I”). In addition, we have issued $4,640 in trust preferred securities through a special purpose trust, New Mexico Banquest Capital Trust II (“NMBCT II”, and together with NMBCT I, collectively referred to as “NMBCT Trusts”). Interest is payable quarterly at a rate of three-month term SOFR plus 3.35% (7.31% and 7.91% as of March 31, 2026 and 2025, respectively) for the trust preferred securities issued through NMBCT I and at a rate of three-month term SOFR plus 2.00% (5.93% and 6.59% as of March 31, 2026 and 2025, respectively) for the trust preferred securities issued through NMBCT II.
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
The following table sets forth the computation of basic and diluted earnings per share of common stock:

	For the three months ended March 31,
	2026	2025
Net income applicable to common stockholders	$21,583	$23,569
Weighted Average Shares
Weighted average common shares outstanding	27,851,041	27,721,760
Effect of dilutive securities
Stock-based awards	465,567	572,152
Weighted average diluted common shares	28,316,608	28,293,912
Earnings per common share
Basic earnings per common share	$0.77	$0.85
Effect of dilutive securities
Stock-based awards	(0.01)	(0.02)
Diluted earnings per common share	$0.76	$0.83
Long-term incentive plan grants for 43,604 shares of common stock were not considered in computing diluted earnings per share for the three months ended March 31, 2026, because they were antidilutive. There were no antidilutive shares for the three months ended March 31, 2025.
NOTE 10 - Stockholders’ Equity
Preferred stock
As of March 31, 2026 and December 31, 2025, the Company had 10,000,000 shares of preferred stock authorized, $0.0001 par value, of which none were issued or outstanding, respectively.
Common stock
Voting
As of March 31, 2026 and December 31, 2025, the Company had 80,000,000 and 50,000,000 shares of voting common stock authorized, respectively, $0.0001 par value, of which 27,935,888 and 27,887,337 shares were issued and outstanding, respectively.
Non-Voting
As of March 31, 2026 the Company had 20,000,000 shares of non-voting common stock authorized, $0.0001 par value, of which none were issued and outstanding. As of December 31, 2025 the Company was not authorized to issue shares of non-voting common stock.

Dividends:
Dividends paid by the Company, if any, are substantially provided from Bank dividends. The Bank may declare dividends without prior regulatory approval that do not exceed the total of retained net income for the current year combined with its retained net income for the preceding two years, subject to maintenance of minimum capital requirements. Dividends received from subsidiaries were as follows for the three months ended March 31,:

	2026	2025
Dividends from the Bank	$—	$—
Dividends from Sunflower Wealth Advisors, LLC	—	75
The Parent Company did not declare or pay any dividend to stockholders for the three months ended March 31, 2026 and 2025.
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
The following table presents stock options outstanding as of and for the three months ended March 31,:

	Shares	Weighted-Average Exercise Price, per Share	Weighted-Average Remaining Term (years)
2026
Outstanding, beginning of period	698,829	$20.25
Exercised	(27,536)	20.34
Outstanding, vested and exercisable, end of period	671,293	$20.24	1.97
2025
Outstanding, beginning of period	882,570	$20.39
Exercised	(97,256)	19.88
Outstanding, vested or expected to vest, end of period	785,314	$20.46	3.09
At March 31, 2026, there was no unrecognized compensation cost related to non-vested stock options. At March 31, 2026 and 2025, the intrinsic value of the stock options was $10,653 and $14,089, respectively.
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

Restricted stock and restricted stock units:
The following table presents non-vested restricted stock units outstanding with only a service condition as of and for the three months ended March 31,:

	Shares	Weighted-Average Issuance Price, per Share	Weighted-Average Remaining Term (years)
2026
Outstanding, beginning of period	114,459	$35.94
Issued	46,973	36.30
Vested, restriction released	(50)	39.93
Outstanding, end of period	161,382	$36.05	1.61
2025
Outstanding, beginning of period	11,739	$35.75
Issued	4,276	43.03
Vested, restriction released	(16,015)	37.69
Outstanding, end of period	—	$—	0.00
At March 31, 2026, there was $3,845 of total unrecognized compensation cost related to the non-vested restricted stock.
Performance share units:
We determine the shares to be issued based on actual and forecast results during the requisite performance period to determine the probability the market or performance conditions will be achieved. Performance share units outstanding at March 31, 2026 are as follows:

Grant Date	End of Performance Period	Conditions	Target Units	Probable Units	Unrecognized Compensation Cost
April 2025	April 2028	Market	64,290	—	$3,263
April 2024	April 2027	Performance	84,150	58,905	697
April 2023	April 2026	Performance	87,590	64,721	—
			236,030	123,626	$3,960
The following table presents performance share unit activity at target for the three months ended March 31,:

	Performance Share Units at Target	Weighted-Average Grant Date Price, per Unit	Weighted-Average Remaining Term (years)
2026
Outstanding, beginning of period	236,030	$32.93
Issued	347	36.28
Outstanding, end of period	236,377	$32.93	0.91
2025
Outstanding, end of period	261,621	$32.86	1.09

Acquired Equity Incentive Plans
In conjunction with the Pioneer merger, we assumed certain options that had been granted under Pioneer’s option plans. All assumed options were fully vested and exercisable. No further options will be granted under the Pioneer plans. The following table presents option activity for the three months ended March 31,:

	Shares	Weighted-Average Exercise Price, per Share	Weighted-Average Remaining Term (years)
2026
Outstanding, vested, and exercisable, end of period	10,440	$24.66	3.24
2025
Outstanding, vested, and exercisable, end of period	74,919	$22.78	2.77
At March 31, 2026 and 2025, the intrinsic value of the stock options was $120 and $1,167, respectively.
For the three months ended March 31, 2026 and 2025, we recorded total compensation cost from the Equity Incentive Plans of $1,255 and $636, respectively.
NOTE 11 - Income Taxes
The provision for income taxes in interim periods requires us to make an estimate of the effective tax rate expected to be applicable for the full year, adjusted for any discrete items for the applicable period. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes.
The provision for income tax is summarized as follows:

	For the three months ended March 31,
	2026	2025
Provision for income taxes	$4,780	$6,116
Effective tax provision rate	18.1%	20.6%
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
The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. As of March 31, 2026, both the Parent Company and the Bank met all capital adequacy requirements to which they were subject.
Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of March 31, 2026 and December 31, 2025, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.
Actual and required capital amounts for the Parent Company are as follows as of:

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2026
Total risk-based capital to risk-weighted assets:	$1,210,539	15.29%	$633,193	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$1,089,871	13.77%	$474,895	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$1,089,871	13.77%	$356,171	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$1,089,871	13.06%	$333,819	4.00%	N/A	N/A
December 31, 2025
Total risk-based capital to risk-weighted assets:	$1,187,736	15.73%	$604,008	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$1,065,783	14.12%	$453,006	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$1,065,783	14.12%	$339,755	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$1,065,783	12.75%	$334,328	4.00%	N/A	N/A

Actual and required capital amounts for the Bank are as follows as of:

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2026
Total risk-based capital to risk-weighted assets:	$1,144,278	14.48%	$632,247	8.00%	$790,309	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$1,060,364	13.42%	$474,185	6.00%	$632,247	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$1,060,364	13.42%	$355,639	4.50%	$513,701	6.50%
Tier 1 leverage capital to average assets:	$1,060,364	12.70%	$333,887	4.00%	$417,358	5.00%
December 31, 2025
Total risk-based capital to risk-weighted assets:	$1,119,717	14.85%	$603,066	8.00%	$753,832	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$1,034,444	13.72%	$452,299	6.00%	$603,066	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$1,034,444	13.72%	$339,225	4.50%	$489,991	6.50%
Tier 1 leverage capital to average assets:	$1,034,444	12.38%	$334,290	4.00%	$417,862	5.00%
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
The following table sets forth our assets and liabilities measured at fair value on a recurring basis as of:

	Level 1	Level 2	Level 3
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total Estimated Fair Value
March 31, 2026
Available-for-sale securities	$33,197	$425,346	$—	$458,543
Loans held-for-sale	—	144,407	—	144,407
Mortgage servicing rights	—	—	88,993	88,993
Derivative financial instruments - assets	—	22,761	—	22,761
Derivative financial instruments - liabilities	—	(15,748)	—	(15,748)
Total	$33,197	$576,766	$88,993	$698,956

December 31, 2025
Available-for-sale securities	$33,270	$435,700	$—	$468,970
Loans held-for-sale	—	100,539	—	100,539
Mortgage servicing rights	—	—	86,651	86,651
Derivative financial instruments - assets	—	22,384	—	22,384
Derivative financial instruments - liabilities	—	(15,531)	—	(15,531)
Total	$33,270	$543,092	$86,651	$663,013
For further details on our Level 3 inputs related to MSRs, see Note 5 - Mortgage Servicing Rights.
The following table presents a reconciliation for our Level 3 assets measured at fair value on a recurring basis:

	For the three months ended March 31,
	2026	2025
Balance, beginning of period	$86,651	$84,258
Total fair value adjustments included in earnings	(1,929)	(3,984)
Purchases, issuances, sales and settlements:
Issuances	4,271	2,653
Balance, end of period	$88,993	$82,927

Certain financial assets and financial liabilities are regularly measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Financial assets measured at fair value on a non-recurring basis during the reported periods include certain collateral dependent loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and other real estate owned and foreclosed assets, which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for credit losses, and subsequent to their initial recognition, were remeasured at fair value through a write-down included in other noninterest expense. The following table sets forth our assets and liabilities that were measured at fair value on a non-recurring basis as of:

	Level 3
	March 31, 2026	December 31, 2025
Collateral dependent loans:
Commercial and industrial	$16,428	$6,783
Commercial real estate	3,515	3,515
Residential real estate	3,029	1,875
Total collateral dependent loans	$22,972	$12,173

Other real estate owned and foreclosed assets, net:
Commercial real estate	$8,961	$8,960
Residential real estate	273	880
Other	1,674	1,674
Total other real estate owned and foreclosed assets, net:	$10,908	$11,514
The fair value of the financial assets in the table above utilizes the market approach valuation technique, with discount adjustments for differences between comparable sales.

Fair value of financial instruments not carried at fair value:
The carrying amounts and estimated fair values of financial instruments not carried at fair value are as follows as of:

		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
March 31, 2026
Assets:
Cash and cash equivalents	$413,732	$413,732	$413,732	$—	$—
Securities held-to-maturity	33,553	29,045	—	29,045	—
Loans (excluding collateral dependent loans)	6,880,611	6,826,658	—	—	6,826,658
Restricted equity securities	26,230	26,230	—	26,230	—
Accrued interest receivable	33,087	33,087	—	2,178	30,909

Liabilities:
Deposits (excluding demand deposits)	$4,634,447	$3,913,506	$2,705,908	$1,207,598	$—
Securities sold under agreements to repurchase	7,670	7,670	—	7,670	—
Subordinated debt, net	36,754	37,391	—	—	37,391
Accrued interest payable	6,356	6,356	—	6,356	—
December 31, 2025
Assets:
Cash and cash equivalents	$652,592	$652,592	$652,592	$—	$—
Securities held-to-maturity	33,839	29,446	—	29,446	—
Loans (excluding collateral dependent loans)	6,655,567	6,544,724	—	—	6,544,724
Restricted equity securities	24,775	24,775	—	24,775	—
Accrued interest receivable	32,255	32,255	—	2,224	30,031

Liabilities:
Deposits (excluding demand deposits)	$4,645,526	$4,602,421	$3,315,648	$1,286,773	$—
Securities sold under agreements to repurchase	11,160	11,160	—	11,160	—
FHLB advances	—	—	—	—	—
Subordinated debt, net	36,680	35,981	—	—	35,981
Accrued interest payable	6,680	6,680	—	6,680	—

NOTE 14 - Segment Information
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

Significant segment totals are reconciled to the financial statements as follows for the three months ended March 31,:

	Banking	Mortgage Operations	Corporate	Total Segments
2026
Summary of Operations
Interest income	$103,319	$12,800	$7	$116,126
Interest expense	27,063	5,760	524	33,347
Net interest income (expense)	76,256	7,040	(517)	82,779

Provision for (benefit from) credit losses	8,070	180	—	8,250

Noninterest income:
Deposit account service fees	2,096	—	—	2,096
Treasury management service fees	4,613	—	—	4,613
Credit and debit card fees	2,713	—	—	2,713
Trust and investment advisory fees	1,489	—	—	1,489
Mortgage banking services, net	(656)	14,971	—	14,315
Other noninterest income	1,949	—	—	1,949
Total noninterest income	12,204	14,971	—	27,175

Noninterest expense:
Salary and employee benefits	34,658	11,720	978	47,356
Occupancy, equipment and software	8,710	1,229	67	10,006
Amortization of intangible assets	507	—	—	507
Merger related expenses	2,322	—	359	2,681
Other noninterest expenses	9,291	5,095	405	14,791
Total noninterest expense	55,488	18,044	1,809	75,341

Income (loss) before income taxes	$24,902	$3,787	$(2,326)	$26,363

Other Information
Depreciation expense on premises and equipment and amortization on software, respectively	$2,103	$34	$—	$2,137
Identifiable assets	$7,206,916	$1,263,102	$95,105	$8,565,123

	Banking	Mortgage Operations	Corporate	Total Segments
2025
Summary of Operations
Interest income	$99,476	$10,963	$8	$110,447
Interest expense	29,138	5,631	1,200	35,969
Net interest income (expense)	70,338	5,332	(1,192)	74,478

Provision for (benefit from) credit losses	4,062	(262)	—	3,800

Noninterest income:
Deposit account service fees	2,027	—	—	2,027
Treasury management service fees	4,194	—	—	4,194
Credit and debit card fees	2,585	1	—	2,586
Trust and investment advisory fees	1,421	—	—	1,421
Mortgage banking services, net	(622)	9,677	—	9,055
Other noninterest income	2,491	(45)	—	2,446
Total noninterest income	12,096	9,633	—	21,729

Noninterest expense:
Salary and employee benefits	31,056	7,867	638	39,561
Occupancy, equipment and software	8,680	795	61	9,536
Amortization of intangible assets	628	—	—	628
Other noninterest expenses	8,347	4,218	432	12,997
Total noninterest expense	48,711	12,880	1,131	62,722

Income (loss) before income taxes	$29,661	$2,347	$(2,323)	$29,685

Other Information
Depreciation expense on premises and equipment and amortization on software, respectively	$1,996	$39	$—	$2,035
Identifiable assets	$6,928,554	$1,152,956	$134,948	$8,216,458

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
Undistributed portion of committed loans and unused lines of credit
Loan commitments are agreements to lend to a customer as long as there is no customer violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee. As of March 31, 2026 and December 31, 2025, commitments included the funding of fixed-rate loans totaling $130,411 and $130,867 and variable-rate loans totaling $1,413,607 and $1,372,506, respectively. The fixed-rate loan commitments have interest rates ranging from 1.00% to 18.00% at March 31, 2026 and December 31, 2025, and maturities ranging from 7 months to 17 years at March 31, 2026 and 1 month to 17 years at December 31, 2025.
Standby letters of credit
Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third-party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since many loan commitments and letters of credit expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, owner occupied real estate, and/or income-producing commercial properties. As of March 31, 2026 and December 31, 2025, our standby letters of credit commitment totaled $37,005 and $39,356, respectively.
MPF Master Commitments
The Bank has executed MPF Master Commitments (Commitments) with the FHLB to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB’s first loss account for mortgages delivered under the Commitments. The Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to manage the credit risk of the MPF Program mortgage loans. As of March 31, 2026 and December 31, 2025, the Bank considered the amount of any of its liability for the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments to be immaterial, and has not recorded a liability and offsetting receivable. As of March 31, 2026 and December 31, 2025, the maximum potential amount of future payments that the Bank would have been required to make under the Commitments was $5,888 and $4,600, respectively. Under the Commitments, the Bank agrees to service the loans and therefore, is responsible for any necessary foreclosure proceedings. Any future recoveries on any losses would not be paid by the FHLB under the Commitments. The Bank has not experienced any material losses under these guarantees.
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

Litigation
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

	March 31, 2026	December 31, 2025
ROU asset on leased property, gross	$45,551	$44,376
Accumulated amortization	(18,511)	(17,120)
ROU asset, net (included in prepaid expenses and other assets in our consolidated balance sheets)	$27,040	$27,256
Lease liability (included in accrued expenses and other liabilities in our consolidated balance sheets)	$28,978	$29,049
Weighted Average Remaining Life - Operating Leases (years)		5.09
Weighted Average Rate - Operating Leases		3.52%
The following table reconciles future undiscounted lease payments due under non-cancelable operating leases to the aggregate operating lessee lease liability as of March 31, 2026:

Remainder of 2026	$6,609
2027	6,544
2028	6,162
2029	5,291
2030	3,584
Thereafter	3,867
Total undiscounted operating lease liability	32,057
Imputed interest	3,079
Total operating lease liability included in the accompanying balance sheet	$28,978
Total lease expense for three months ended March 31, 2026 and 2025 was $2,268 and $2,036, respectively. The components of total lease expense were as follows:

	For the three months ended March 31,
	2026	2025
Operating leases	$2,213	$1,970
Short-term leases	109	102
Sublease income	(54)	(36)
Net lease expense	$2,268	$2,036
We do not currently have any significant finance leases in which we are the lessee, material related-party leases, leases containing residual value guarantees or restrictive covenants.

NOTE 17 - Subsequent Events
The Company has evaluated subsequent events for potential recognition and disclosure through the filing date of this Form 10-Q.
See Note 2 - Acquisition of First Foundation Inc. for details on the completion of our previously announced merger with First Foundation on April 1, 2026.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
General Overview
FirstSun Capital Bancorp, headquartered in Denver, Colorado, is the financial holding company for Sunflower Bank, National Association, which is headquartered in Dallas, Texas and operates as Sunflower Bank and First National 1870. We conduct a full-service community banking and trust business through our wholly-owned subsidiaries, which as of March 31, 2026, consisted of Sunflower Bank, Sunflower Wealth Advisors, LLC, and FEIF Capital Partners, LLC. The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and accompanying footnotes included in Item 1 of this Form 10-Q as well as our audited consolidated financial statements and footnotes for the year ended December 31, 2025 included in our 2025 Annual Report that we filed with the SEC on March 6, 2026. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate trends in operations or results of operations for any future periods.
Acquisition of First Foundation Inc.
On April 1, 2026, we completed our merger with First Foundation, the holding company for First Foundation Bank, a California-chartered banking corporation. The consummation of the acquisition with First Foundation expanded our markets in Southern California and Texas and added new markets in Florida, Nevada and Hawaii. The acquisition also added wealth management capabilities through the acquisition of First Foundation Advisors, a registered investment adviser under the Investment Advisers Act, and former wholly owned subsidiary of First Foundation.
Because the merger closed after quarter end, the historical consolidated financial results of First Foundation are not included in our consolidated financial results for the quarter ended March 31, 2026.
Deposits Classification
Previously, deposit amounts related to certain NOW accounts with limited monthly transaction activity were able to be reclassified to money market accounts to reduce reserve requirements at the Federal Reserve. As there is no longer any impact to reserve requirements across different deposit products, we have discontinued this product reclassification practice and have revised the presentation of those deposits to conform to the current presentation for periods prior to March 31, 2026. Reclassifications had no effect on prior years net income or stockholders’ equity.

Financial Summary
First Quarter 2026 Highlights:
•Net interest margin of 4.25%
•Loan growth of 16.2%, annualized
•24.7% noninterest income to total revenue1
•Net income of $21.6 million, $0.76 per diluted share (adjusted, $23.7 million, $0.84 per diluted share, see “Non-GAAP Financial Measures and Reconciliations” below)
•Return on average total assets of 1.04% (adjusted, 1.14%, see “Non-GAAP Financial Measures and Reconciliations” below)
•Return on average stockholders’ equity of 7.47% (adjusted, 8.20%, see “Non-GAAP Financial Measures and Reconciliations” below)
Net income totaled $21.6 million for the first quarter of 2026 compared to net income of $23.6 million for the first quarter of 2025. Earnings per diluted share were $0.76 for the first quarter of 2026 compared to $0.83 for the first quarter of 2025. Adjusted net income, a non-GAAP financial measure, was $23.7 million or $0.84 per diluted share for the first quarter of 2026.
The following table sets forth certain summary financial and other information of FirstSun:

	As of and for the three months ended
($ in thousands, except per share amounts)	March 31, 2026	March 31, 2025
Income Statement:
Net interest income	$82,779	$74,478
Provision for credit losses	8,250	3,800
Noninterest income	27,175	21,729
Noninterest expense	75,341	62,722
Income before income taxes	26,363	29,685
Provision for income taxes	4,780	6,116
Net income	21,583	23,569
Adjusted net income[1]	23,673	23,569
Balance Sheet:
Total assets	$8,565,123	$8,216,458
Loans held-for-sale	144,407	65,603
Loans held-for-investment	6,939,972	6,484,008
Total deposits	7,087,513	6,874,239
Total borrowed funds	111,754	110,969
Total stockholders' equity	1,175,507	1,068,295
Per Common Share Data:
Period end common shares outstanding	27,935,888	27,753,918
Weighted average common shares outstanding, basic	27,851,041	27,721,760
Basic earnings per share	$0.77	$0.85
Weighted average common shares outstanding, diluted	28,316,608	28,293,912
Diluted earnings per share	$0.76	$0.83
Adjusted diluted earnings per share[1]	0.84	0.83
Cash dividends	$—	$—
Dividend payout ratio	—%	—%
Book value per share	$42.08	$38.49
Tangible book value per share[1]	38.57	34.88
[1] See section entitled “Non-GAAP Financial Measures and Reconciliations” for information regarding these non-GAAP financial measures and a reconciliation to the most comparable GAAP equivalent.

1 Total revenue is net interest income plus noninterest income.

	As of and for the three months ended
($ in thousands, except per share amounts)	March 31, 2026	March 31, 2025
Performance Ratios:
Return on average total assets	1.04%	1.20%
Adjusted return on average total assets[1]	1.14%	1.20%
Return on average stockholders' equity	7.47%	9.03%
Adjusted return on average stockholders’ equity[1]	8.20%	9.03%
Return on average tangible stockholders' equity[1]	8.31%	10.18%
Adjusted return on average tangible stockholders' equity[1]	9.10%	10.18%
Net interest margin	4.25%	4.07%
Net interest margin (FTE basis)[1]	4.31%	4.13%
Efficiency ratio	68.52%	65.19%
Adjusted efficiency ratio[1]	66.08%	65.19%
Noninterest income to total revenue[2]	24.7%	22.6%
Balance Sheet Ratios:
Loan to deposit ratio	97.9%	94.3%
Net charge-offs (recoveries) to average loans outstanding	0.63%	0.04%
Allowance for credit losses to loans	1.20%	1.42%
Nonperforming loans to total loans[3]	0.86%	1.21%
Capital Ratios:
Total risk-based capital to risk-weighted assets	15.29%	15.52%
Tier 1 risk-based capital to risk-weighted assets	13.77%	13.26%
Common Equity Tier 1 (CET 1) to risk-weighted assets	13.77%	13.26%
Tier 1 leverage capital to average assets	13.06%	12.47%
Average stockholders' equity to average total assets	13.91%	13.28%
Tangible stockholders' equity to tangible assets[1]	12.73%	11.93%
Tangible stockholders' equity to tangible assets reflecting net unrealized losses on HTM securities, net of tax[1]	12.69%	11.89%
Nonfinancial Data:
Full-time equivalent employees	1,210	1,151
Banking branches	70	69
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

Non-GAAP Financial Measures and Reconciliations
The non-GAAP financial measures presented below are used by our management and our Board of Directors on a regular basis in addition to our GAAP results to facilitate the assessment of our financial performance and the efficiency of our operations. Management believes these non-GAAP financial measures provide greater understanding of our ongoing operations, enhance an investor’s understanding of our financial results by providing a meaningful basis for period-to-period comparisons, assisting in operating results analysis, and predicting future performance. This information supplements our GAAP reported results, and should not be viewed in isolation from, or as a substitute for, our GAAP results. Accordingly, this financial information should be read in conjunction with our consolidated financial statements and notes thereto for the three months ended March 31, 2026, included elsewhere in this report. Non-GAAP financial measures exclude certain items that are included in the financial results presented in accordance with GAAP. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. These non-GAAP measures are not necessarily comparable to similar measures that may be represented by other companies.
The following table presents GAAP to non-GAAP reconciliations:

	As of and for the three months ended
($ in thousands, except share and per share amounts)	March 31, 2026	March 31, 2025
Tangible stockholders’ equity to tangible assets:
Total stockholders' equity (GAAP)	$1,175,507	$1,068,295
Less: Goodwill and other intangible assets
Goodwill	(93,483)	(93,483)
Other intangible assets	(4,476)	(6,806)
Tangible stockholders' equity (non-GAAP)	$1,077,548	$968,006
Total assets (GAAP)	$8,565,123	$8,216,458
Less: Goodwill and other intangible assets
Goodwill	(93,483)	(93,483)
Other intangible assets	(4,476)	(6,806)
Tangible assets (non-GAAP)	$8,467,164	$8,116,169
Total stockholders' equity to total assets (GAAP)	13.72%	13.00%
Less: Impact of goodwill and other intangible assets	(0.99)%	(1.07)%
Tangible stockholders' equity to tangible assets (non-GAAP)	12.73%	11.93%
Tangible stockholders’ equity to tangible assets, reflecting net unrealized losses on HTM securities, net of tax:
Tangible stockholders' equity (non-GAAP)	$1,077,548	$968,006
Less: Net unrealized losses on HTM securities, net of tax	(3,407)	(3,803)
Tangible stockholders’ equity less net unrealized losses on HTM securities, net of tax (non-GAAP)	$1,074,141	$964,203
Tangible assets (non-GAAP)	$8,467,164	$8,116,169
Less: Net unrealized losses on HTM securities, net of tax	(3,407)	(3,803)
Tangible assets less net unrealized losses on HTM securities, net of tax (non-GAAP)	$8,463,757	$8,112,366
Tangible stockholders’ equity to tangible assets (non-GAAP)	12.73%	11.93%
Less: Net unrealized losses on HTM securities, net of tax	(0.04)%	(0.04)%
Tangible stockholders’ equity to tangible assets reflecting net unrealized losses on HTM securities, net of tax (non-GAAP)	12.69%	11.89%
Tangible book value per share:
Total stockholders' equity (GAAP)	$1,175,507	$1,068,295
Tangible stockholders' equity (non-GAAP)	$1,077,548	$968,006
Total shares outstanding	27,935,888	27,753,918
Book value per share (GAAP)	$42.08	$38.49
Tangible book value per share (non-GAAP)	$38.57	$34.88
Adjusted net income:
Net income (GAAP)	$21,583	$23,569
Add: Adjustments
Merger related expenses, net of tax	2,090	—
Total adjustments, net of tax	2,090	—
Adjusted net income (non-GAAP)	$23,673	$23,569

	As of and for the three months ended
($ in thousands, except share and per share amounts)	March 31, 2026	March 31, 2025
Adjusted diluted earnings per share:
Diluted earnings per share (GAAP)	$0.76	$0.83
Add: Impact of adjustments
Merger related expenses, net of tax	0.08	—
Adjusted diluted earnings per share (non-GAAP)	$0.84	$0.83
Adjusted return on average total assets:
Return on average total assets (ROAA) (GAAP)	1.04%	1.20%
Add: Impact of adjustments
Merger related expenses, net of tax	0.10%	—%
Adjusted ROAA (non-GAAP)	1.14%	1.20%
Adjusted return on average stockholders’ equity:
Return on average stockholders' equity (ROAE) (GAAP)	7.47%	9.03%
Add: Impact of adjustments
Merger related expenses, net of tax	0.73%	—%
Adjusted ROAE (non-GAAP)	8.20%	9.03%
Return on average tangible stockholders’ equity:
Return on average stockholders’ equity (ROAE) (GAAP)	7.47%	9.03%
Add: Impact from goodwill and other intangible assets
Goodwill	0.69%	0.94%
Other intangible assets	0.15%	0.21%
Return on average tangible stockholders’ equity (ROATE) (non-GAAP)	8.31%	10.18%
Adjusted return on average tangible stockholders’ equity:
Return on average tangible stockholders' equity (ROATE) (non-GAAP)	8.31%	10.18%
Add: Impact of adjustments
Merger related expenses, net of tax	0.79%	—%
Adjusted ROATE (non-GAAP)	9.10%	10.18%
Adjusted total noninterest expense:
Total noninterest expense (GAAP)	$75,341	$62,722
Less: Adjustments
Merger related expenses	(2,681)	—
Total adjustments	(2,681)	—
Adjusted total noninterest expense (non-GAAP)	$72,660	$62,722
Adjusted efficiency ratio:
Efficiency ratio (GAAP)	68.52%	65.19%
Less: Impact of adjustments
Merger related expenses	(2.44)%	—%
Adjusted efficiency ratio (non-GAAP)	66.08%	65.19%
Fully tax equivalent (“FTE”) net interest income and net interest margin:
Net interest income (GAAP)	$82,779	$74,478
Gross income effect of tax exempt income	1,198	1,192
FTE net interest income (non-GAAP)	$83,977	$75,670
Average earning assets	$7,900,665	$7,423,376
Net interest margin	4.25%	4.07%
Net interest margin on FTE basis (non-GAAP)	4.31%	4.13%

Segments
Banking
Three months ended March 31, 2026 and 2025
Income before income taxes decreased $4.8 million to $24.9 million for the first quarter of 2026, from $29.7 million for the same period in 2025. The period over period decrease was primarily due to an increase in provision for credit losses, an increase in salary and employee benefits, and an increase in merger related expenses, partially offset by an increase in net interest income. Provision for credit losses increased $4.0 million to $8.1 million for the first quarter of 2026, compared to $4.1 million for the same period in 2025, primarily due to net portfolio downgrades and impacts from growth in loan portfolio balances. Salary and employee benefits increased $3.6 million to $34.7 million for the first quarter of 2026, from $31.1 million for the same period in 2025, primarily due to an increase in headcount of commercial and industrial bankers and support personnel and higher medical insurance costs. Net interest income increased $5.9 million to $76.3 million for the first quarter of 2026, compared to $70.3 million for the same period in 2025, primarily due to a decrease in the cost of interest-bearing liabilities. Identifiable assets for our Banking segment increased $0.3 billion to $7.2 billion at March 31, 2026 from $6.9 billion at March 31, 2025. The growth in identifiable assets was primarily driven by organic growth in our loan portfolio.
Mortgage Operations
Three months ended March 31, 2026 and 2025
Income before income taxes increased $1.4 million to $3.8 million for the first quarter of 2026, compared to $2.3 million for the same period in 2025. The period over period increase was primarily due to an increase in revenue from mortgage banking services and increase in net interest income, partially offset by an increase in salary and employee benefits. Revenue from mortgage banking services increased $5.3 million to $15.0 million for the first quarter of 2026, compared to $9.7 million for the same period in 2025, primarily due to an increase in loan originations sold and higher net MSR capitalization. Net interest income increased $1.7 million to $7.0 million for the first quarter of 2026, compared to $5.3 million for the same period in 2025, primarily due to a decrease in the cost of interest-bearing liabilities. Salary and employee benefits increased $3.9 million to $11.7 million for the first quarter of 2026, compared to $7.9 million for the same period in 2025, primarily due to higher levels of variable compensation associated with an increase in mortgage loan originations. Identifiable assets for our Mortgage Operations segment increased $0.1 billion to $1.3 billion at March 31, 2026 from $1.2 billion at March 31, 2025. The growth in identifiable assets was primarily driven by organic growth in our residential mortgage portfolio.
Critical Accounting Estimates
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Our accounting and reporting estimates are in accordance with U.S. generally accepted accounting principles, or “ GAAP,” and conform to general practices within the banking industry. Changes in underlying factors, estimates, assumptions or judgements could result in material changes in our consolidated financial position and/or results of operations.
Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. We have identified the determination of the allowance for credit losses and fair value measurements of MSRs to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, we consider the estimates underlying these policies to be critical accounting estimates and we discuss them directly with the Audit Committee of our Board of Directors.
We provide additional information about our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2025 Annual Report. There have been no material changes to our critical accounting policies or the estimates made pursuant to those policies during the most recent quarter from those disclosed in our 2025 Annual Report.
Our significant accounting policies are discussed in Note 1—Basis of Presentation, Description of Business and Summary of Significant Accounting Policies in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of our 2025 Annual Report.

Results of Operations
The following table sets forth components of our results of operations:

	For the three months ended March 31,
($ in thousands, except per share amounts)	2026	2025
Net interest income	$82,779	$74,478
Provision for credit losses	8,250	3,800
Noninterest income	27,175	21,729
Noninterest expense	75,341	62,722
Income before income taxes	26,363	29,685
Provision for income taxes	4,780	6,116
Net income	21,583	23,569
Diluted earnings per share	$0.76	$0.83
Return on average total assets	1.04%	1.20%
Return on average stockholders' equity	7.47%	9.03%
Net interest margin	4.25%	4.07%
Net interest margin - FTE basis (non-GAAP)[1]	4.31%	4.13%
Efficiency ratio	68.52%	65.19%
Noninterest income to total revenue[2]	24.7%	22.6%
[1] See section entitled “Non-GAAP Financial Measures and Reconciliations” for information regarding non-GAAP financial measures and a reconciliation to the most comparable GAAP equivalent.
[2] Total revenue is net interest income plus noninterest income.
General
Our results of operations depend significantly on net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of interest income on loans and investment securities and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. Our results of operations are also dependent on our generation of noninterest income, consisting primarily of mortgage banking services, treasury management service fees, deposit account service fees, trust and investment advisory fees and credit and debit card fees. Other factors contributing to our results of operations include our provisions for credit losses, income taxes, and noninterest expenses, such as salaries and employee benefits, occupancy, equipment and software, amortization of intangible assets and other operating costs.
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
Three months ended March 31, 2026 and 2025
Our net interest income was $82.8 million for the first quarter of 2026, an increase of $8.3 million, or 11.1%, compared to the same period in 2025. Interest income on loans increased by $6.9 million for the first quarter of 2026, compared to the same period in 2025. Interest income on investment securities decreased by $0.3 million for the first quarter of 2026, compared to the same period in 2025. Interest income on interest-bearing cash and other assets decreased by $0.9 million for the first quarter of 2026, compared to the same period in 2025. Interest expense from total interest-bearing liabilities decreased by $2.6 million for the first quarter of 2026, compared to the same period in 2025.
Our net interest margin was 4.25% for the first quarter of 2026, compared to 4.07% for the same period in 2025, an increase of 18 basis points. We experienced a seven basis point decrease in yield from earning assets, while our total cost of interest-bearing liabilities decreased by 31 basis points for the first quarter of 2026 as compared to the same period in 2025. Total earning assets increased $0.5 billion while total interest-bearing liabilities increased $0.2 billion, for the first quarter of 2026 as compared to the same period in 2025.
Total average loans grew to $6.9 billion at March 31, 2026, an increase of $0.4 billion or 6.8%, compared to March 31, 2025, due to organic growth in our loan portfolio. Yield on loans remained unchanged for the first quarter of 2026, compared to the same period in 2025 as the impact of the declining interest rate environment and its impact on variable rate loans in the portfolio was offset by several factors including higher loan yields on new originations as compared to amortizing and maturing amounts. Interest-bearing cash and other assets increased $42.5 million, or 8.5%, for the first quarter of 2026, compared to the same period in 2025. Yield on interest-bearing cash and other assets decreased 101 basis points for the first quarter of 2026, compared to the same period in 2025, primarily due to the declining interest rate environment.
Average interest-bearing liabilities increased $0.2 billion, or 4.4%, for the first quarter of 2026, compared to the same period in 2025, primarily to support the growth in our loan portfolio. Average interest-bearing deposits increased $0.3 billion, or 5.8%, for the first quarter of 2026, compared to the same period in 2025, which included a decrease of $0.3 billion, or 22.0%, in average certificates of deposit balances. Cost of interest-bearing deposits decreased 27 basis points for the first quarter of 2026, compared to the same period in 2025, primarily due to the declining interest rate environment and change in deposit product mix, particularly the decrease in certificates of deposit balances. Average FHLB borrowings decreased $28.4 million, or 96.3%, for the first quarter of 2026, compared to the same period in 2025. Cost of FHLB borrowings decreased 148 basis points, for the first quarter of 2026, compared to the same period in 2025. Average other long-term borrowings decreased $39.2 million, or 51.6%, for the first quarter of 2026, compared to the same period in 2025. Cost of other long-term borrowings decreased 71 basis points, for the first quarter of 2026, compared to the same period in 2025.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods presented. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.
As of and for the three months ended March 31,:

	2026			2025
(In thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest Earning Assets
Loans[1]	6,857,477	107,558	6.36%	6,420,710	100,680	6.36%
Investment securities	499,792	4,066	3.30%	501,809	4,370	3.53%
Interest-bearing cash and other assets	543,396	4,502	3.36%	500,857	5,397	4.37%
Total earning assets	7,900,665	116,126	5.96%	7,423,376	110,447	6.03%
Other assets	523,094			548,976
Total assets	$8,423,759			$7,972,352

Interest-bearing liabilities
Demand and NOW deposits	$1,526,124	$6,357	1.69%	$1,471,584	$5,982	1.65%
Savings deposits	382,025	474	0.50%	400,801	569	0.58%
Money market deposits	2,291,494	16,071	2.84%	1,690,853	12,923	3.10%
Certificates of deposit	1,206,411	9,877	3.32%	1,547,634	14,920	3.91%
Total deposits	5,406,054	32,779	2.46%	5,110,872	34,394	2.73%
Repurchase agreements	9,712	41	1.70%	9,615	37	1.57%
Total deposits and repurchase agreements	5,415,766	32,820	2.46%	5,120,487	34,431	2.73%
FHLB borrowings	1,100	8	3.12%	29,489	334	4.60%
Other long-term borrowings	36,719	519	5.72%	75,907	1,204	6.43%
Total interest-bearing liabilities	5,453,585	33,347	2.48%	5,225,883	35,969	2.79%
Noninterest-bearing deposits	1,623,528			1,532,150
Other liabilities	175,292			155,337
Stockholders' equity	1,171,354			1,058,982
Total liabilities and stockholders' equity	$8,423,759			$7,972,352

Net interest income		$82,779			$74,478
Net interest spread		3.48%			3.24%
Net interest margin		4.25%			4.07%
Net interest margin - FTE basis (non-GAAP)[2]		4.31%			4.13%
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

	For the three months ended March 31,
	2026 Versus 2025 Increase (Decrease) Due to:
(In thousands)	Rate	Volume	Total
Interest Earning Assets
Loans[1]	$27	$6,851	$6,878
Investment securities	(286)	(18)	(304)
Interest-bearing cash	(1,325)	430	(895)
Total earning assets	(1,584)	7,263	5,679
Interest-Bearing Liabilities
Demand and NOW deposits	150	225	375
Savings deposits	(69)	(26)	(95)
Money market deposits	(1,136)	4,284	3,148
Certificates of deposit	(2,048)	(2,995)	(5,043)
Total deposits	(3,103)	1,488	(1,615)
Repurchase agreements	4	—	4
Total deposits and repurchase agreements	(3,099)	1,488	(1,611)
FHLB borrowings	(82)	(244)	(326)
Other long-term borrowings	(120)	(565)	(685)
Total interest-bearing liabilities	(3,301)	679	(2,622)
Net interest income	$1,717	$6,584	$8,301
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
We recorded a provision for credit losses of $8.3 million for the first quarter of 2026, compared to $3.8 million for the same period in 2025. The increase in our provision for credit losses for the first quarter of 2026 was primarily due to net portfolio downgrades and impacts from growth in loan portfolio balances.

Noninterest Income
The following table presents noninterest income:

	For the three months ended March 31,
(In thousands)	2026	2025
Deposit account service fees	$2,096	$2,027
Treasury management service fees	4,613	4,194
Credit and debit card fees	2,713	2,586
Trust and investment advisory fees	1,489	1,421
Mortgage banking services, net	14,315	9,055
Other noninterest income	1,949	2,446
Total noninterest income	$27,175	$21,729
Three months ended March 31, 2026 and 2025
Our noninterest income increased $5.4 million to $27.2 million for the first quarter of 2026 from $21.7 million for the same period in 2025, primarily due to an increase in mortgage banking services, net.
Deposit account service fees include overdraft and non-sufficient funds charges, and other service fees. Deposit account service fees increased $0.1 million for the first quarter of 2026, compared to the same period in 2025, primarily due to an increase in non-sufficient funds and overdraft fees.
Treasury management service fees include financial information management, accounts receivable management, accounts payable services, fraud mitigation services, and cash flow management. Treasury management service fees increased $0.4 million for the first quarter of 2026 compared to the same period in 2025, primarily due to an overall increase in our business customer base as well as an increase in products and services provided to our existing customer base.
Credit and debit card fees represent interchange income from credit and debit card activity and referral fees earned from processing fees on card transactions by our business customers. Credit and debit card fees increased $0.1 million for the first quarter of 2026 compared to the same period in 2025, as card transaction volumes increased slightly.
Trust and investment advisory fees represent fees we receive in connection with our investment advisory and custodial management services of investment accounts. Trust and investment advisory fees increased $0.1 million for the first quarter of 2026 compared to the same period in 2025, as assets under management increased slightly.
The components of mortgage banking services were as follows:

	For the three months ended March 31,
(In thousands)	2026	2025
Net sale gains and fees from mortgage loan originations, including loans held-for-sale changes in fair value and hedging	$8,351	$4,563
Mortgage servicing income	4,969	4,505
Net MSR capitalization and changes in fair value, net of derivative activity	995	(13)
Mortgage banking services, net	$14,315	$9,055
For the first quarter of 2026, mortgage banking services increased $5.3 million, compared to the same period in 2025. Total loan originations for sale were $426.0 million for the first quarter of 2026, an increase of $175.0 million from $251.0 million for the same period in 2025. The increase in loan originations sold resulted in the increase in revenue related to net sale gains and fees from loan originations, including fair value changes in the held-for-sale portfolio and hedging activity. We retain servicing rights on the majority of mortgage loans that we sell, which drove the increase in servicing income of $0.5 million to $5.0 million for the first quarter of 2026, from $4.5 million for the same period in 2025. Net MSR capitalization and changes in fair value, net of derivative activity, increased $1.0 million in the first quarter of 2026, compared to the same period in 2025. The increase in revenue related to our MSRs was due to higher net MSR capitalization.

The following table shows the hypothetical effect on the fair value of our MSRs when applying certain unfavorable variations of key assumptions to these assets as of March 31, 2026.

(In thousands)	10%	20%
Discount rate	$(3,336)	$(6,515)
Total prepayment speeds	(3,023)	(5,887)
Cost of servicing each loan	(894)	(1,796)
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
Other noninterest income decreased $0.5 million for the first quarter of 2026 compared to the same period in 2025, primarily due to a decrease in interest rate swap and loan syndication revenue.
Noninterest Expense
The following table presents noninterest expense:

	For the three months ended March 31,
(In thousands)	2026	2025
Salary and employee benefits	$47,356	$39,561
Occupancy, equipment and software	10,006	9,536
Amortization and impairment of intangible assets	507	628
Merger related expenses	2,681	—
Other noninterest expenses	14,791	12,997
Total noninterest expenses	$75,341	$62,722
Three months ended March 31, 2026 and 2025
Our noninterest expenses increased $12.6 million to $75.3 million for the first quarter of 2026, from $62.7 million for the same period in 2025, primarily due to increases in salary and employee benefits, merger related expenses related to our acquisition of First Foundation, and other noninterest expenses.
Salary and employee benefits increased $7.8 million to $47.4 million for the first quarter of 2026, from $39.6 million for the same period in 2025, primarily due to an increase in headcount of commercial and industrial bankers and support personnel, higher levels of variable compensation associated with an increase in residential mortgage loan originations, and higher medical insurance costs.
Occupancy, equipment and software increased $0.5 million to $10.0 million for the first quarter of 2026, from $9.5 million for the same period in 2025, primarily due to higher software subscriptions and license fees.
Other noninterest expense increased $1.8 million to $14.8 million for the first quarter of 2026, from $13.0 million for the same period in 2025, primarily due to an increase in data processing expense and appraisal, servicing, and collection expense.
Income Taxes
Three months ended March 31, 2026 and 2025
We recorded income tax expense for the first quarter of 2026 of $4.8 million, compared to income tax expense of $6.1 million for the same period in 2025. The decrease in income tax expense was due to a decrease in income during the first quarter of 2026, compared to the same period in 2025. Our effective tax rate was 18.1% for the first quarter of 2026, compared to 20.6% for the same period in 2025.

Financial Condition
Balance Sheet
Our total assets were $8.6 billion and $8.5 billion, total liabilities were $7.4 billion and $7.3 billion, and total stockholders’ equity was $1.2 billion and $1.2 billion at March 31, 2026 and December 31, 2025, respectively.
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
Our securities available-for-sale decreased by $10.4 million to $458.5 million at March 31, 2026, compared to December 31, 2025. During the period ended March 31, 2026, the securities held-to-maturity decreased $0.3 million to $33.6 million.
The following table is a summary of our investment portfolio as of:

	March 31, 2026		December 31, 2025
(In thousands)	Carrying Amount	% of Portfolio	Carrying Amount	% of Portfolio
Available-for-sale:
U.S. treasury	$33,197	7.2%	$33,270	7.1%
U.S. agency	400	0.1%	412	0.1%
Obligations of states and political subdivisions	27,889	6.1%	28,073	6.0%
Mortgage backed - residential	92,252	20.1%	96,176	20.5%
Collateralized mortgage obligations	146,058	31.9%	150,797	32.1%
Mortgage backed - commercial	142,653	31.1%	143,993	30.7%
Other debt	16,094	3.5%	16,249	3.5%
Total available-for-sale	$458,543	100.0%	$468,970	100.0%
Held-to-maturity:
Obligations of states and political subdivisions	$25,935	77.3%	$25,890	76.5%
Mortgage backed - residential	5,290	15.8%	5,467	16.2%
Collateralized mortgage obligations	2,328	6.9%	2,482	7.3%
Total held-to-maturity	$33,553	100.0%	$33,839	100.0%

The following table shows the weighted average yield to average life, which considers expected prepayments, of each category of investment securities as of March 31, 2026:

(In thousands)	One year or less		One to five years		Five to ten years		After ten years
	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield
Available-for-sale:
U.S. treasury	$—	—%	$33,197	1.28%	$—	—%	$—	—%
U.S. agency	10	4.19%	—	—%	390	4.79%	—	—%
Obligations of states and political subdivisions	—	—%	2,080	3.03%	22,878	3.25%	2,931	2.01%
Mortgage backed - residential	1,812	4.33%	25,398	2.79%	26,793	2.57%	38,249	2.90%
Collateralized mortgage obligations	270	2.52%	36,369	3.82%	97,293	2.81%	12,126	1.75%
Mortgage backed - commercial	4,970	3.22%	97,662	2.84%	40,021	3.70%	—	—%
Other debt	—	—%	9,709	3.13%	6,385	2.93%	—	—%
Total available-for-sale	$7,062	3.48%	$204,415	2.77%	$193,760	3.02%	$53,306	2.59%
Held-to-maturity:
Obligations of states and political subdivisions	$978	2.07%	$—	—%	$—	—%	$24,957	3.52%
Mortgage backed - residential	54	3.72%	2,913	2.52%	535	3.33%	1,788	3.24%
Collateralized mortgage obligations	8	2.53%	1,339	2.80%	981	3.10%	—	—%
Total held-to-maturity	$1,040	2.15%	$4,252	2.61%	$1,516	3.18%	$26,745	3.50%

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
Total loans held-for-investment, net of deferred fees, costs, premiums and discounts were $6.9 billion at March 31, 2026 and $6.7 billion at December 31, 2025.
The following table sets forth the composition of our loan portfolio, as of:

	March 31, 2026		December 31, 2025
(In thousands)	Amount	% of total loans	Amount	% of total loans
Commercial and industrial	$3,160,777	45.5%	$2,937,867	44.0%
Commercial real estate:
Non-owner occupied	778,778	11.2%	742,002	11.1%
Owner occupied	694,190	10.0%	700,774	10.5%
Construction and land	280,781	4.1%	268,652	4.0%
Multifamily	227,980	3.3%	210,368	3.2%
Total commercial real estate	1,981,729	28.6%	1,921,796	28.8%
Residential real estate[1]	1,216,810	17.5%	1,221,086	18.3%
Public finance	494,539	7.1%	501,582	7.5%
Consumer	31,875	0.5%	32,651	0.5%
Other	54,242	0.8%	58,198	0.9%
Total loans	$6,939,972	100.0%	$6,673,180	100.0%
[1] Includes 1-4 family residential construction.
Commercial and industrial loans include loans to commercial customers for use in normal business operations to finance working capital needs, equipment and inventory purchases, other expansion projects and loans to non-depository financial institutions. These loans are made primarily in our market areas and are underwritten on the basis of the borrower’s ability to service the debt from revenue, and are generally extended under our normal credit standards, controls and monitoring systems.
Commercial real estate (“CRE”) loans include owner occupied and non-owner occupied commercial real estate mortgage loans to operating commercial and agricultural businesses, and include both loans for long-term financing of land and buildings and loans made for the initial development or construction of a commercial real estate project. Non-owner occupied CRE loans were 64.3% of the Company’s risk-based capital, or 11.2% of total loans as of March 31, 2026. Non-owner occupied CRE loans associated with office space were $48.4 million, or 0.7% of total loans as of March 31, 2026. Owner occupied CRE loans associated with office space were $217.2 million, or 3.1% of total loans as of March 31, 2026.
Residential real estate loans represent loans to consumers collateralized by a mortgage on a residence and include purchase money, refinancing, secondary mortgages, and home equity loans and lines-of-credit.
Public finance loans include loans to our charter school and municipal based customers.
Consumer loans include direct consumer installment loans, credit card accounts, overdrafts and other revolving loans.
Other loans consist of lease financing receivables and loans for agricultural production.

Maturities and Sensitivity of Loans to Changes in Interest Rates
The information in the following tables is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following tables summarize the loan maturity distribution by type and related interest rate characteristics as of March 31, 2026:

(In thousands)	One year or less	After one through five years	After five through 15 years	After 15 years	Total
Commercial and industrial	$634,354	$2,302,389	$205,095	$18,939	$3,160,777
Commercial real estate	388,178	1,312,583	234,785	46,183	1,981,729
Residential real estate	86,768	38,360	48,373	1,043,309	1,216,810
Public finance	16,453	194,387	242,518	41,181	494,539
Consumer	11,869	9,197	10,575	234	31,875
Other	3,873	27,157	18,928	4,284	54,242
Total loans	$1,141,495	$3,884,073	$760,274	$1,154,130	$6,939,972

(In thousands)	One year or less	After one through five years	After five through 15 years	After 15 years	Total	Total Loans Maturing After 1 Year
Loans maturing with:
Fixed interest rates
Commercial and industrial	$34,671	$243,298	$107,462	$503	$385,934	$351,263
Commercial real estate	168,838	528,473	47,950	4,484	749,745	580,907
Residential real estate	65,778	27,187	33,620	295,604	422,189	356,411
Public finance	14,266	194,387	239,514	41,181	489,348	475,082
Consumer	1,546	7,274	10,398	—	19,218	17,672
Other	1,420	16,850	15,933	4,284	38,487	37,067
Total fixed interest rate loans	$286,519	$1,017,469	$454,877	$346,056	$2,104,921	$1,818,402
Floating or adjustable interest rates
Commercial and industrial	$599,683	$2,059,091	$97,633	$18,436	$2,774,843	$2,175,160
Commercial real estate	219,340	784,110	186,835	41,699	1,231,984	1,012,644
Residential real estate	20,990	11,173	14,753	747,705	794,621	773,631
Public finance	2,187	—	3,004	—	5,191	3,004
Consumer	10,323	1,923	177	234	12,657	2,334
Other	2,453	10,307	2,995	—	15,755	13,302
Total floating or adjustable interest rate loans	$854,976	$2,866,604	$305,397	$808,074	$4,835,051	$3,980,075
Total loans	$1,141,495	$3,884,073	$760,274	$1,154,130	$6,939,972	$5,798,477
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

The following table presents, by loan type, the changes in the allowance for credit losses:

	For the three months ended March 31,
(In thousands)	2026	2025
Balance, beginning of period	$85,016	$88,221
Loan charge-offs:
Commercial and industrial	(10,584)	(643)
Consumer	(64)	(169)
Total loan charge-offs	(10,648)	(812)
Recoveries of loans previously charged-off:
Commercial and industrial	68	119
Residential real estate	—	23
Consumer	19	39
Total loan recoveries	87	181
Net loan charge-offs	(10,561)	(631)
Provision for credit losses[1]	8,500	4,200
Balance, end of period	$82,955	$91,790
Allowance for credit losses to total loans	1.20%	1.42%
Ratio of net charge-offs to average loans outstanding	0.63%	0.04%
[1] For the three months ended March 31, 2026 and 2025 we recorded a benefit for credit losses on unfunded commitments of $250 and $400, respectively. For further information, see Note 4 - Loans.
The following table presents net charge-offs (recoveries) to average loans outstanding by loan category:

	For the three months ended March 31,
(In thousands)	2026	2025
Commercial and industrial	1.41%	0.07%
Commercial real estate	—%	—%
Residential real estate	—%	(0.01)%
Public finance	—%	—%
Consumer	0.54%	1.34%
Other	—%	—%
Allocation of Allowance for Credit Losses
The following table presents the allocation of the allowance for credit losses by category and the percentage of loans by category to total loans as of:

	March 31, 2026		December 31, 2025
(In thousands)	Allowance Amount	% of loans in each category to total loans	Allowance Amount	% of loans in each category to total loans
Commercial and industrial	$40,809	45.5%	$42,902	44.0%
Commercial real estate	24,606	28.6%	24,408	28.8%
Residential real estate	13,503	17.5%	13,323	18.3%
Public finance	2,688	7.1%	2,942	7.5%
Consumer	674	0.5%	721	0.5%
Other	675	0.8%	720	0.9%
Total	$82,955	100.0%	$85,016	100.0%

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
The following table sets forth our nonperforming assets as of:

(In thousands)	March 31, 2026	December 31, 2025
Nonaccrual loans:
Commercial and industrial	$28,244	$33,710
Commercial real estate	6,270	5,199
Residential real estate	24,804	21,126
Consumer	43	46
Total nonaccrual loans	59,361	60,081
Accrual loans greater than 90 days past due	295	690
Total nonperforming loans	59,656	60,771
Other real estate owned and foreclosed assets, net	10,908	11,514
Total nonperforming assets	$70,564	$72,285
Nonaccrual loans to total loans	0.86%	0.90%
Nonperforming loans to total loans	0.86%	0.91%
Nonperforming assets to total assets	0.82%	0.85%
Allowance for credit losses to nonaccrual loans	139.75%	141.50%

Deposits
Deposits represent our primary source of funds. Total deposits of $7.1 billion were largely unchanged at March 31, 2026, compared to December 31, 2025.
We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. The following table presents our deposits by customer type as of:

($ in thousands)	March 31, 2026	December 31, 2025
Consumer
Noninterest-bearing deposit accounts	$410,296	$404,666
Interest-bearing deposit accounts:
Demand and NOW	607,465	590,535
Savings	313,910	308,655
Money market	1,397,890	1,400,593
Certificates of deposit	793,503	809,401
Total interest-bearing deposit accounts	3,112,768	3,109,184
Total consumer deposits	$3,523,064	$3,513,850
Business
Noninterest-bearing deposit accounts	$1,189,623	$1,246,707
Interest-bearing deposit accounts:
Demand and NOW	962,445	893,306
Savings	73,230	69,976
Money market	920,878	901,244
Certificates of deposit	51,940	57,349
Total interest-bearing deposit accounts	2,008,493	1,921,875
Total business deposits	$3,198,116	$3,168,582
Wholesale deposits[1]	$366,333	$424,924
Total deposits	$7,087,513	$7,107,356
[1] Wholesale deposits primarily consist of brokered deposits included in our consolidated balance sheets within certificate of deposits.
The following table sets forth the average balance amounts and the average rates paid on deposits held by us:

	For the three months ended March 31,
	2026		2025
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing deposit accounts	$1,623,528	—%	$1,532,150	—%
Interest-bearing deposit accounts:
Demand and NOW	1,526,124	1.69%	1,471,584	1.65%
Savings	382,025	0.50%	400,801	0.58%
Money market	2,291,494	2.84%	1,690,853	3.10%
Certificates of deposit	1,206,411	3.32%	1,547,634	3.91%
Total interest-bearing deposit accounts	5,406,054	2.46%	5,110,872	2.73%
Total deposits	$7,029,582	1.89%	$6,643,022	2.10%
As of March 31, 2026 and December 31, 2025, approximately $2.5 billion or 35.4% and $2.6 billion or 36.6%, respectively, of our deposit portfolio was uninsured. As of March 31, 2026 and December 31, 2025, approximately $2.0 billion or 28.6% and $2.1 billion or 29.0%, respectively, of our deposit portfolio was uninsured and uncollateralized. The uninsured, and uninsured and uncollateralized amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.
We actively participate in the IntraFi Cash Service (“ICS”) / Certificate of Deposit Account Registry Service (“CDARS”) program which provides FDIC insurance coverage for clients that maintain larger deposit balances. Deposits in the ICS /

CDARS program totaled $0.9 billion, or 12.8% of all deposits as of March 31, 2026, and $0.9 billion, or 12.2% of all deposits as of December 31, 2025.
The following table sets forth the portion of the Bank's time deposits, by account, that are in excess of the FDIC insurance limit, by remaining time until maturity, as of March 31,:

(In thousands)	2026
Three months or less	$91,340
Over three months through six months	83,827
Over six through twelve months	34,984
Over twelve months through three years	425
Over three years	830
Total	$211,406
Liquidity
Liquidity refers to our ability to maintain cash flow that is adequate to fund operations, support asset growth, maintain reserve requirements and meet present and future obligations of deposit withdrawals, lending obligations and other contractual obligations.
FirstSun (Parent Company)
FirstSun has routine funding requirements consisting primarily of operating expenses, debt service, and funds used for acquisitions. FirstSun can obtain funding to meet its obligations from dividends collected from its subsidiaries, primarily the Bank, and through the issuance of varying forms of debt. At March 31, 2026, FirstSun had available cash and cash equivalents of $63.4 million and debt outstanding of $38.9 million. Management believes FirstSun has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The Bank may declare dividends without prior regulatory approval that do not exceed the total of retained net income for the current year combined with its retained net income for the preceding two years, subject to maintenance of minimum capital requirements. Prior regulatory approval to pay dividends was not required in 2025 and is not currently required. At March 31, 2026, the Bank could pay dividends to FirstSun of approximately $207.9 million without prior regulatory approval. During the three months ended March 31, 2026, the Bank did not pay dividends to FirstSun.
Bank

As more fully discussed in our 2025 Annual Report, we regularly monitor our liquidity position and make adjustments to the balance between sources and uses of funds as we deem appropriate. At March 31, 2026, our liquid assets, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $400.0 million, or 4.7% of total assets, compared to $642.2 million, or 7.6% of total assets, at December 31, 2025. The decrease in our liquid assets was primarily due to a decrease in cash held at the Federal Reserve. At March 31, 2026, approximately 73% of the investment securities portfolio was pledged as collateral to secure public deposits and repurchase agreements. Our unencumbered available-for-sale securities at March 31, 2026 were $124.4 million, or 1.5% of total assets, compared to $132.6 million, or 1.6% of total assets, at December 31, 2025.

The liability portion of our balance sheet serves as a primary source of liquidity. We plan to meet our future cash needs primarily through the generation of deposits. Customer deposits have historically provided a sizable source of relatively stable and low-cost funds. At March 31, 2026, loans as a percentage of customer deposits were 97.9%, compared with 93.9% at December 31, 2025. For additional information related to our deposits, see Deposits section above. We are also a member of the FHLB and FRB, from which we can borrow for leverage or liquidity purposes. The FHLB and FRB require that securities and qualifying loans be pledged to secure any advances. Liquidity sources available to us for immediate funding at March 31, 2026, are as follows:

(In thousands)
FHLB borrowings available	$1,350,880
Fed Funds lines	2,181,928
Unused lines with other financial institutions	125,000
Immediate funding availability	$3,657,808
Management believes the Bank has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Capital
Stockholders’ equity was $1.2 billion at March 31, 2026 and December 31, 2025, an increase of $22.2 million, or 1.9%.
We did not pay a dividend to our common stockholders for the three months ended March 31, 2026 and 2025.
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
The following table summarizes our material contractual obligations as of March 31, 2026. Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.

(In thousands)	Note Reference	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Deposits:
Deposits without a stated maturity	7	$5,875,737	$5,875,737	$—	$—	$—
Certificates of deposit	7	1,211,776	1,191,932	15,162	3,357	1,325
Securities sold under agreements to repurchase		7,670	7,670	—	—	—
Short-term debt:
FHLB term advances	8	75,000	75,000	—	—	—
Long-term debt:
Subordinated debt	8	38,919	—	—	—	38,919
Operating leases	16	25,448	6,544	11,453	3,584	3,867
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
Additionally, our simulation model incorporates various key assumptions, which we believe are reasonable, but may have an impact on the results such as: (1) we assume certain correlation rates, often referred to as “deposit beta,” for interest-bearing deposits, wherein the rates paid to customers change relative to changes in benchmark interest rates, (2) cash flows and maturities of interest sensitive assets and liabilities, (3) re-pricing characteristics for market rate sensitive instruments, (4) prepayment rates and product mix of assets and liabilities, and (5) simulations do not contemplate any actions management may undertake in response to changes in interest rates. Because of limitations in any approach used to measure interest rate risk, simulation results are not intended to forecast actual results driven by the effect of a change in market rates but to better plan and execute appropriate asset-liability management strategies and manage our interest rate risk.
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

	% Change in Net Interest Income As of March 31,		% Change in Economic Value of Equity As of March 31,
Changes in Interest Rate (Basis Points)	2026	2025	2026	2025

+300	9.1%	5.6%	(4.0)%	(7.7)%
+200	6.2%	3.9%	(2.1)%	(4.7)%
+100	3.2%	2.0%	(0.7)%	(2.0)%
Base	—%	—%	—%	—%
-100	2.8%	1.8%	3.2%	2.2%
-200	4.3%	2.5%	4.7%	2.4%
-300	3.6%	1.7%	3.8%	0.7%

Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2026. Based on that evaluation, our principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
b.Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended March 31, 2026, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
FirstSun and its subsidiaries are from time to time subject to claims and litigation arising in the ordinary course of business. For further information regarding legal proceedings, see Note 15 - Commitments and Contingencies under the subheading “Litigation” in our unaudited consolidated financial statements contained in this report.
Item 1A. Risk Factors
During the quarter ended March 31, 2026, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A. “Risk Factors” in our 2025 Annual Report.

An investment in our securities involves risks. In addition to the other information set forth in this Quarterly Report, including the information addressed under “Cautionary Note Regarding Forward-Looking Statements,” investors in our securities should carefully consider the risk factors discussed in our 2025 Annual Report. These factors could materially and adversely affect our business, financial condition, liquidity, results of operations, and capital position and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report, in which case the trading price of our securities could decline.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities:
There were no unregistered sales of equity securities or issuer repurchases of equity securities during the first quarter of 2026.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements: During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of October 27, 2025, by and between FirstSun Capital Bancorp and First Foundation Inc. (incorporated by reference to Exhibit 2.1 to FirstSun Capital Bancorp’s Current Report on Form 8-K filed with the SEC on October 30, 2025).*

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated as of February 6, 2026, by and between FirstSun Capital Bancorp and First Foundation Inc. (including revised Exhibit E (Form of Certificate of Amendment) (incorporated by reference to Exhibit 2.1 to FirstSun Capital Bancorp’s Current Report on Form 8-K filed with the SEC on February 6, 2026)).

3.1	Amended and Restated Certificate of Incorporation of FirstSun Capital Bancorp (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q for the quarter ended March 31, 2025).

3.2	Bylaws of FirstSun Capital Bancorp as amended and restated through May 7, 2025 (incorporated by reference to Exhibit 3.2 of the Company's Form 10-Q for the quarter ended March 31, 2025).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 1, 2026).

4.1
Indenture, dated January 24, 2022, between First Foundation Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to First Foundation Inc.’s Current Report on Form 8-K filed with the SEC on January 24, 2022).

4.2
First Supplemental Indenture, dated January 24, 2022, between First Foundation Inc. and U.S. Bank National Association, as trustee and Form of 3.50% Fixed-to-Floating Rate Subordinated Notes due 2032 (incorporated by reference to Exhibit 4.2 to First Foundation Inc.’s Current Report on Form 8-K filed with the SEC on January 24, 2022).

4.3
Second Supplemental Indenture, dated March 31, 2026, by and among FirstSun Capital Bancorp, First Foundation Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.7 of the Company’s Current Report on Form 8-K filed on April 1, 2026).

10.1	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 1, 2026).

10.2
Employment Agreement, dated February 11, 2025, among First Foundation Inc., First Foundation Bank and Thomas C. Shafer (incorporated by reference to Exhibit 10.1 to First Foundation Inc.’s Current Report on Form 8-K filed with the SEC on February 13, 2025).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

* Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted schedules or similar attachment to the SEC upon request.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTSUN CAPITAL BANCORP
(Registrant)
/s/ Neal E. Arnold

Date:	May 8, 2026
Neal E. Arnold
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Robert A. Cafera, Jr.

Date:	May 8, 2026
Robert A. Cafera, Jr.
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)