Form 10-Q
period 2026-06-30
FIRSTSUN CAPITAL BANCORP
filed 2026-08-10
CIK 1709442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 7, 2026, there were approximately 43,950,366 shares of voting common stock outstanding and 2,633,607 shares of non-voting common stock outstanding.

In this Quarterly Report on Form 10-Q, except as otherwise indicated or the context suggests otherwise, references to “FirstSun” refer to FirstSun Capital Bancorp, and the terms “the Company,” “we,” “us,” and “our” refer to FirstSun and its direct and indirect subsidiaries, including Sunflower Bank, N.A., which we refer to as the “Bank.”
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current views with respect to, among other things, statements regarding our merger with First Foundation Inc. (“First Foundation”), statements relating to our assets, business, cash flows, condition (financial or otherwise), the impact of changes to our key mortgage servicing right valuation assumptions, credit quality, financial performance, liquidity, short and long-term performance goals, prospects, results of operations, strategic initiatives, the benefits, costs and synergies of completed acquisitions or dispositions, and the timing, benefits, costs and synergies of future acquisitions, dispositions and other growth opportunities. They are not statements of historical or current fact nor are they assurances of future performance, and they generally can be identified by the use of forward-looking terminology, such as “believe,” “expect,” “anticipate,” “intend,” “target,” “estimate,” “continue,” “positions,” “plan,” “predict,” “project,” “forecast,” “guidance,” “goal,” “objective,” “prospects,” “possible,” or “potential,” by future conditional verbs such as “assume,” “will,” “would,” “should,” “could,” or “may,” or by variations of such words or by similar expressions. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time, are difficult to predict and are generally beyond our control and should be viewed with caution.
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
•the possibility that the anticipated benefits of the completed First Foundation acquisition, including anticipated cost savings and strategic gains, are not realized when expected or at all;
•the integration of the businesses and operations of the Company and First Foundation may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results relating to the combined company’s business;
•the diversion of management’s attention from ongoing business operations and opportunities due to the completed First Foundation acquisition and related integration;
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
•market conditions related to and the impact of our stock repurchase program;

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
•risks related to enhanced regulatory requirements and scrutiny as a result of our assets exceeding $10 billion following the First Foundation acquisition, including increased regulatory compliance costs;
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
We caution readers that the foregoing list of factors is not exclusive, is not necessarily in order of importance and readers should not place undue reliance on any forward-looking statements. You should also consider the risks, assumptions and uncertainties set forth under “Item 1A. Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on March 6, 2026 (our “2025 Annual Report”), as well as any additional factors that might be reported in future filings that we make with the SEC. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we do not intend to and disclaim any obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, unless required to do so under the federal securities laws.

Part I - Financial Information
Item 1. Financial Statements (Unaudited)

FIRSTSUN CAPITAL BANCORP
Consolidated Balance Sheets
As of

	(Unaudited)
(In thousands, except par and share amounts)	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$989,511	$652,592
Securities available-for-sale, at fair value	1,907,374	468,970
Securities held-to-maturity, fair value of $28,572 and $29,446, respectively	33,274	33,839
Loans held-for-sale, at fair value	140,706	100,539
Loans, net of allowance for credit losses of $173,551 and $85,016, respectively	11,394,892	6,588,164
Mortgage servicing rights, at fair value	99,736	86,651
Premises and equipment, net	118,967	81,523
Other real estate owned and foreclosed assets, net	16,808	11,514
Bank-owned life insurance	136,533	83,286
Restricted equity securities	50,155	24,775
Goodwill	102,536	93,483
Core deposits and other intangible assets, net	90,452	4,983
Accrued interest receivable	60,163	32,255
Deferred tax assets, net	255,567	34,873
Prepaid expenses and other assets	321,311	187,715
Total assets	$15,717,985	$8,485,162

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing accounts	$2,673,289	$1,651,373
Interest-bearing accounts	10,744,715	5,455,983
Total deposits	13,418,004	7,107,356
Securities sold under agreements to repurchase	17,475	11,160
Subordinated debt, net	205,256	36,680
Accrued interest payable	16,897	6,680
Accrued expenses and other liabilities	222,961	169,930
Total liabilities	13,880,593	7,331,806

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued or outstanding, respectively	—	—
Common stock, $0.0001 par value; 80,000,000 and 50,000,000 voting shares authorized, respectively; 44,131,827 and 27,887,337 voting shares issued and outstanding, respectively; 20,000,000 and zero non-voting shares authorized, respectively; 2,633,607 and zero non-voting shares issued and outstanding, respectively	5	3
Additional paid-in capital	1,238,000	549,617
Retained earnings	629,819	631,086
Accumulated other comprehensive loss, net	(30,432)	(27,350)
Total stockholders’ equity	1,837,392	1,153,356
Total liabilities and stockholders’ equity	$15,717,985	$8,485,162
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income
For the three and six months ended June 30,
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Interest income:
Interest and fee income on loans:
Taxable	$186,808	$101,590	$289,873	$197,791
Tax exempt	8,232	4,527	12,725	9,006
Interest and dividend income on securities:
Taxable	25,024	4,430	29,078	8,796
Tax exempt	38	3	50	7
Other interest income	9,914	6,371	14,416	11,768
Total interest income	230,016	116,921	346,142	227,368
Interest expense:
Interest expense on deposits	81,894	37,185	114,673	71,579
Interest expense on securities sold under agreements to repurchase	152	36	193	73
Interest expense on other borrowed funds	4,775	1,201	5,302	2,739
Total interest expense	86,821	38,422	120,168	74,391
Net interest income	143,195	78,499	225,974	152,977
Provision for credit losses	40,400	4,500	48,650	8,300
Net interest income after credit loss expense	102,795	73,999	177,324	144,677
Noninterest income:
Deposit account service fees	2,292	2,016	4,388	4,043
Treasury management service fees	5,067	4,333	9,680	8,527
Credit and debit card fees	2,952	2,728	5,665	5,314
Trust and investment advisory fees	9,413	1,473	10,902	2,894
Mortgage banking services, net	15,958	13,274	30,273	22,329
Other noninterest income	5,266	3,249	7,215	5,695
Total noninterest income	40,948	27,073	68,123	48,802
Noninterest expense:
Salary and employee benefits	68,744	43,921	116,100	83,482
Occupancy, equipment and software	15,504	9,541	25,510	19,077
Customer service costs	2,742	—	2,742	—
Amortization and impairment of intangible assets	4,237	578	4,744	1,206
Merger related expenses	57,559	285	60,240	285
Other noninterest expenses	22,926	13,785	37,717	26,782
Total noninterest expense	171,712	68,110	247,053	130,832
(Loss) income before income taxes	(27,969)	32,962	(1,606)	62,647
(Benefit) provision for income taxes	(5,119)	6,576	(339)	12,692
Net (loss) income	$(22,850)	$26,386	$(1,267)	$49,955
Other comprehensive (loss) income:
Net unrealized (loss) gain on securities available-for-sale	(2,560)	255	(3,084)	3,456
Reclassification adjustments for net loss on sales of available-for-sale securities	2	—	2	—
Other comprehensive (loss) income	(2,558)	255	(3,082)	3,456
Comprehensive (loss) income	$(25,408)	$26,641	$(4,349)	$53,411

Earnings per share:
Net (loss) income available to common stockholders	$(22,850)	$26,386	$(1,267)	$49,955
Basic	$(0.49)	$0.95	$(0.03)	$1.80
Diluted	$(0.49)	$0.93	$(0.03)	$1.77
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
Consolidated Statements of Stockholders’ Equity
For the three months ended June 30,
(Unaudited)

(in thousands, except share amounts)	Issued shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
2026
Balance, beginning of period	27,935,888	$3	$550,709	$652,669	$(27,874)	$1,175,507
Net loss	—	—	—	(22,850)	—	(22,850)
Other comprehensive loss	—	—	—	—	(2,558)	(2,558)
Acquisition of First Foundation Inc.	18,726,885	2	686,037	—	—	686,039
Share-based compensation expense, net of forfeitures	—	—	2,410	—	—	2,410
Restricted stock activity, net of forfeitures	99,307	—	(1,092)	—	—	(1,092)
Stock option exercises, net	3,354	—	(64)	—	—	(64)
Balance, end of period	46,765,434	$5	$1,238,000	$629,819	$(30,432)	$1,837,392

2025
Balance, beginning of period	27,753,918	$3	$547,484	$556,719	$(35,911)	$1,068,295
Net income	—	—	—	26,386	—	26,386
Other comprehensive income	—	—	—	—	255	255
Share-based compensation expense, net of forfeitures	—	—	1,056	—	—	1,056
Restricted stock activity, net of forfeitures	68,032	—	(424)	—	—	(424)
Stock option exercises, net	12,575	—	(166)	—	—	(166)
Balance, end of period	27,834,525	$3	$547,950	$583,105	$(35,656)	$1,095,402
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
Consolidated Statements of Stockholders’ Equity
For the six months ended June 30,
(Unaudited)

(in thousands, except share amounts)	Issued shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
2026
Balance, beginning of period	27,887,337	$3	$549,617	$631,086	$(27,350)	$1,153,356
Net loss	—	—	—	(1,267)	—	(1,267)
Other comprehensive loss	—	—	—	—	(3,082)	(3,082)
Acquisition of First Foundation Inc.	18,726,885	2	686,037	—	—	686,039
Share-based compensation expense, net of forfeitures	—	—	3,665	—	—	3,665
Restricted stock activity, net of forfeitures	139,077	—	(1,090)	—	—	(1,090)
Stock option exercises, net	12,135	—	(229)	—	—	(229)
Balance, end of period	46,765,434	$5	$1,238,000	$629,819	$(30,432)	$1,837,392

2025
Balance, beginning of period	27,709,679	$3	$547,325	$533,150	$(39,112)	$1,041,366
Net income	—	—	—	49,955	—	49,955
Other comprehensive income	—	—	—	—	3,456	3,456
Share-based compensation expense, net of forfeitures	—	—	1,692	—	—	1,692
Restricted stock activity, net of forfeitures	71,029	—	(479)	—	—	(479)
Stock option exercises, net	53,817	—	(588)	—	—	(588)
Balance, end of period	27,834,525	$3	$547,950	$583,105	$(35,656)	$1,095,402
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
Consolidated Statements of Cash Flows
For the six months ended June 30,
(Unaudited)

(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$(1,267)	$49,955
Adjustments to reconcile income to net cash provided by operating activities:
Provision for credit losses	48,650	8,300
Depreciation and amortization on premises and equipment	4,931	4,103
Deferred tax expense	584	4,677
(Accretion) amortization of net (discount) premium on securities	(3,715)	253
Accretion of net discount on acquired loans	(21,251)	(851)
Net change in deferred loan origination fees and costs	4,634	2,302
Amortization of core deposits and other intangible assets	4,744	1,206
Amortization of premium on acquired deposits	(3,227)	(45)
Accretion of issuance costs and net discount on subordinated debt	1,017	224
Increase in cash surrender value of bank-owned life insurance	(1,482)	(1,062)
Impairment of other real estate owned and foreclosed assets	79	642
Federal Home Loan Bank stock dividends	(196)	(369)
Share-based compensation expense	3,665	1,692
Decrease in fair value of mortgage servicing rights	4,296	6,295
Net loss on sales of available-for-sale securities	2	—
Net loss on disposal of premises and equipment	503	133
Net loss on other real estate owned and foreclosed assets activity	1,333	—
Net gain on sales of loans held-for-sale	(7,076)	(4,135)
Origination of loans held-for-sale	(891,577)	(641,544)
Proceeds from sales of loans held-for-sale	1,970,458	609,949
Changes in operating assets and liabilities:
Lease right-of-use assets	(9,406)	24
Accrued interest receivable	9,092	(1,802)
Prepaid expenses and other assets	23,097	12,056
Accrued interest payable	(32,003)	(1,458)
Accrued expenses and other liabilities	(14,226)	(4,084)
Deferred tax assets	245	(5,100)
Net cash provided by operating activities	$1,091,904	$41,361
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
Consolidated Statements of Cash Flows (continued)
For the six months ended June 30,
(Unaudited)

(In thousands)	2026	2025
Cash flows from operating activities: (previous page)	$1,091,904	$41,361

Cash flows from investing activities:
Cash acquired in excess of cash paid in connection with First Foundation acquisition	1,726,008	—
Proceeds from maturities of held-to-maturity securities	637	725
Purchases of available-for-sale securities	—	(20,772)
Proceeds from pay-downs, sales or maturities of available-for-sale securities	1,413,482	20,246
Loan originations, net of repayments	(4,403)	(155,142)
Purchases of premises and equipment	(1,668)	(4,001)
Proceeds from sales of other real estate owned and foreclosed assets	616	249
Purchases of restricted equity securities	(55,978)	(634)
Proceeds from the sale or redemption of restricted equity securities	74,411	5,143
Purchase of other investments	(40,377)	(6,819)
Proceeds from the sale or redemption of other investments	42,584	486
Net cash provided by (used in) investing activities	3,155,312	(160,519)

Cash flows from financing activities:
Net change in deposits	(2,461,636)	427,949
Net change in securities sold under agreements to repurchase	(11,138)	(3,526)
Proceeds from Federal Home Loan Bank advances	228,296	293,000
Repayments of Federal Home Loan Bank advances	(1,652,000)	(428,000)
Repayments of other borrowings	(12,500)	—
Proceeds from issuance of common stock, net of issuance costs and taxes paid on cashless exercise of equity awards	(1,319)	(1,067)
Net cash (used in) provided by financing activities	(3,910,297)	288,356
Net increase in cash and cash equivalents	336,919	169,198
Cash and cash equivalents, beginning of period	652,592	615,917
Cash and cash equivalents, end of period	$989,511	$785,115

Supplemental disclosures of cash flow information:
Interest paid on deposits	$106,142	$72,973
Interest paid on borrowed funds	$5,291	$2,754
Cash paid for income taxes, net	$9,617	$9,720
Non-cash investing and financing activities:
Assets acquired from First Foundation Inc.	$11,184,713	$—
Liabilities assumed from First Foundation Inc.	$10,490,198	$—
Net change in unrealized (loss) gain on available-for-sale securities	$(4,082)	$4,575
Loan charge-offs	$53,221	$14,409
Loans transferred to other real estate owned and foreclosed assets	$—	$8,805
Mortgage servicing rights resulting from sale or securitization of mortgage loans	$9,730	$6,773
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
Notes to Consolidated Financial Statements
(Unaudited)
($ in thousands, except share and per share amounts)
NOTE 1 - Organization and Basis of Presentation
Nature of Operations - The consolidated financial statements include the accounts of FirstSun Capital Bancorp (“FirstSun” or “Parent Company”) and its wholly-owned subsidiaries, Sunflower Bank, N.A. (the “Bank”), First Foundation Advisors (which also operates as FirstSun Advisors and Sunflower Wealth Advisors), and FEIF Capital Partners, LLC, and have been prepared using U.S. generally accepted accounting principles (“GAAP”) and prevailing practices in the banking industry. All significant intercompany balances and transactions have been eliminated. These entities are collectively referred to as “our”, “us”, “we”, or “the Company”.
Basis of Presentation - The consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP for interim financial information, but do not include all of the information and footnotes required by GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the SEC. These interim financial statements are unaudited, and include, in our opinion, all adjustments necessary for a fair statement of the results for the periods indicated, which are not necessarily indicative of results which may be expected for the full year. These unaudited consolidated financial statements and notes should be read in conjunction with FirstSun’s audited consolidated financial statements and footnotes thereto for the year ended December 31, 2025, included in our 2025 Annual Report. See Note 1 - Basis of Presentation, Description of Business and Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data, in the Company’s 2025 Form 10-K and this Note 1 for additional information on the Company’s significant accounting policies. There have not been any significant changes to the Company’s accounting policies from those disclosed in the Company’s 2025 Form 10-K that could have a material effect on the Company’s financial statements, except as discussed below. The accounting policy on Loans Receivable, specifically with respect to acquired loans, is updated below to include additional guidance following the Company’s early adoption of ASU 2025‑08, “Financial Instruments - Credit Losses (Topic 326): Purchased Loans” in connection with its acquisition of First Foundation Inc.
Business Combination - On April 1, 2026, FirstSun completed its previously announced acquisition of First Foundation Inc. (“First Foundation”), pursuant to the Agreement and Plan of Merger dated October 27, 2025, by and between FirstSun and First Foundation, as amended (the “Merger Agreement”). At the effective time of the merger (the “Effective Time”), First Foundation merged with and into FirstSun, with FirstSun surviving the merger. Immediately following the merger, First Foundation Bank, a California-chartered banking corporation and wholly owned subsidiary of First Foundation, merged with and into the Bank, with the Bank continuing as the surviving bank. Further information is presented in Note 2 - Acquisition of First Foundation Inc.
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
ASU 2025‑08, “Financial Instruments - Credit Losses (Topic 326): Purchased Loans.” The amendments in ASU 2025-08 amend the guidance in ASC 326 to expand and clarify the accounting for acquired loans, including “purchased seasoned loans,” with the objective of addressing concerns about complexity and potential double counting of expected credit losses in acquisition accounting. ASU 2025-08 requires entities to apply the amendments prospectively to loans acquired on or after the initial application date and does not require retrospective restatement of prior periods. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods, and early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. The Company early adopted the provisions of ASU 2025-08 in connection with its acquisition of First Foundation, which was completed on April 1, 2026. The Company applied the guidance prospectively to loans acquired in the transaction and will apply the updated guidance to any subsequent acquisitions occurring on or after initial adoption. Early adoption of the ASU 2025-08 affected the timing and measurement of expected credit losses for acquired performing loans. The impact from adoption is included in the accompanying footnotes.
Updates to our Significant Accounting Policies
a. Loans Receivable
Acquired Loans – Loans acquired through a purchase or a business combination are recorded at their fair value as of the acquisition date.
Purchased Credit Deteriorated (“PCD”) Loans. Management performs an assessment of acquired loans to first determine if such loans have experienced a more than insignificant deterioration in credit quality since their origination and thus should be classified and accounted for as PCD loans using a gross-up method where the sum of the loan’s purchase price and allowance for credit losses (“ACL”) becomes its initial amortized cost basis. At acquisition, the ACL for PCD loans is measured in accordance with the Company’s credit loss methodology and is added to the purchase price to establish the initial amortized cost basis under the gross-up approach. Any difference between the amortized cost basis and the unpaid principal balance of the loans is considered to be a non-credit discount or premium. This non-credit discount or premium is accreted or amortized into interest income using the interest method. Subsequent to acquisition, the ACL for PCD loans is determined pursuant to the Bank ACL methodology in the same manner as all other loans. Characteristics of PCD loans include the following: delinquency, payment history since origination, credit scores migration and/or other factors the Bank may become aware of through its initial analysis of acquired loans that may indicate there has been a more than insignificant deterioration in credit quality since a loan’s origination.
Purchased Seasoned Loans. Loans acquired that have not experienced a more than insignificant deterioration in credit quality since origination are deemed purchased seasoned loans (“PSLs”) and are accounted for using the gross-up approach at acquisition described above for PCD loans. All non-PCD loans that are acquired in a business combination are deemed PSLs. Other non-PCD loans are PSLs if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. At acquisition, the ACL for PSLs is measured in accordance with the Company’s credit-loss methodology and is added to the purchase price to establish the initial amortized cost basis under the gross-up approach. Any difference between the amortized cost basis and the unpaid principal balance of the loans is considered to be a non-credit discount or premium. This non-credit discount or premium is accreted or amortized into interest income using the interest method. Subsequent to acquisition, the ACL for PSLs is determined pursuant to the Bank’s ACL methodology in the same manner as all other loans.

Non-Purchased Credit Deteriorated (non-PCD) Loans. Before the Company’s adoption of ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans in connection with the First Foundation acquisition on April 1, 2026, acquired loans that are not deemed to have experienced a more-than-insignificant credit deterioration since origination are considered non-PCD. Non-PCD loans are recorded at fair value, with any resulting discount or premium accreted or amortized into interest income over the remaining life of the loan using the interest method. Additionally, upon the purchase or acquisition of non-PCD loans, management measures and records an allowance for credit losses based on the Bank’s methodology for determining the ACL. The ACL for non-PCD loans is recorded through a charge to the provision for credit losses in the period in which the loans are purchased or acquired. Subsequent to acquisition, the allowance for credit losses for non-PCD loans is determined pursuant to the Bank’s ACL methodology in the same manner as all other loans.
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
NOTE 2 - Acquisition of First Foundation Inc.
As described under the title “Business Combination” in Note 1 - Organization and Basis of Presentation, on April 1, 2026, the Company completed its acquisition of First Foundation, the holding company for First Foundation Bank, a California-chartered banking corporation.
Consideration
Under the terms of the Merger Agreement, at the Effective Time, each share of First Foundation common stock issued and outstanding immediately prior to the Effective Time (other than certain excluded shares specified in the Merger Agreement) became entitled to receive 0.16083 of a share of FirstSun common stock (the “exchange ratio”), with cash paid in lieu of any fractional shares. In addition, at the Effective Time, each then-outstanding share of First Foundation Series A Noncumulative Convertible Preferred Stock (the “Series A stock”) and Series C Non-Voting Common Equity Equivalent

Stock (the “Series C stock” and together with the Series A stock, the “First Foundation Preferred Stock”) was converted into the right to receive 0.16083 of a share of FirstSun common stock for each share of First Foundation common stock into which the First Foundation Preferred Stock was convertible immediately prior to the Effective Time, subject to certain exceptions. In connection with the merger, we issued approximately 16.1 million voting shares and 2.6 million non-voting shares of FirstSun common stock to stockholders of First Foundation, with the stock consideration valued at approximately $682.8 million as of March 31, 2026, the last trading day before consummation of the acquisition. In addition, we made an aggregate cash payment of $17.5 million to First Foundation warrant holders and assumed First Foundation non-vested restricted stock awards with an estimated pre-combination vesting value of $3.3 million. Total aggregate consideration paid in the First Foundation merger was $703.6 million.
Fair Value
The acquisition of First Foundation constituted a business combination in accordance with ASC Topic 805, Business Combinations. Accordingly, the Company recorded the assets acquired and liabilities assumed at fair value as of the acquisition date. The determination of estimated fair value required management to make assumptions related to discount rates, expected future cash flows, market conditions and other future events that are subjective in nature and subject to change. Accordingly, these fair value estimates related to the assets and liabilities from First Foundation are considered preliminary as of June 30, 2026, and are subject to adjustment for up to one year after the closing date of the acquisition as additional information becomes available. Valuations subject to refinement include, but are not limited to, loans, certain deposits, certain other assets, and the core deposit intangible asset.
In connection with the acquisition of First Foundation, the Company recorded preliminary goodwill of $9.1 million, allocated entirely to the Company’s Banking segment, none of which is anticipated to be deductible for tax purposes. The preliminary goodwill is primarily attributable to expected synergies, operational efficiencies, and other factors to arise from the transaction.

Estimated fair values of the assets acquired and liabilities assumed in this transaction are as follows:

April 1, 2026
Cash and cash equivalents	$1,744,217
Investment securities	2,851,696
Loans held-for-sale	1,121,702
Loans, net of allowance for credit losses	4,835,795
Premises and equipment	41,292
Bank-owned life insurance	51,765
Core deposits and other intangible assets	90,214
Accrued interest receivable	38,032
Deferred tax assets, net	220,280
Prepaid expenses and other assets	189,720
Total assets acquired	11,184,713

Deposits	8,772,082
Borrowings	1,453,657
Subordinated debt	167,559
Accrued expenses and other liabilities	96,900
Total liabilities assumed	10,490,198
Fair value of net assets acquired	694,515
Purchase price	703,568
Goodwill	$9,053
The Company assessed the fair value based on the following methods for the significant assets acquired and liabilities assumed:
Cash and cash equivalents: The fair value was determined to approximate the carrying amount based on the short-term nature of these assets.
Investment securities: The fair value of the investment portfolio was based on pricing obtained by independent pricing services and quoted market prices.
Loans held for sale (“LHFS”): Fair values for LHFS were based on quotes or bids from third parties.

	Unpaid principal balance	Premium/ (discount)	Loans and leases	Allowance for credit losses	Net loans and leases
Loans held-for sale	1,228,357	(106,655)	1,121,702	—	1,121,702
Loans held for investment (“LHFI”): Fair values for LHFI were estimated using a discounted cash flow analysis that considered factors including loan type, interest rate type, prepayment speeds, duration, and current discount rates. The discount rate was developed considering the funding costs, a market participant’s required rate of return on equity capital, plus adjustments reflecting servicing costs and a liquidity premium. Expected cash flows were derived using inputs that considered estimated credit losses and prepayments.
The following tables reconcile the par value of the First Foundation loan portfolio as of the purchase date to the fair value indicated in the table above. For purchased seasoned loans and purchased credit-deteriorated loans, an initial allowance for credit losses is measured under the Company’s CECL methodology and added to the purchase price to establish the initial amortized cost basis (the “gross-up approach”). The remaining difference between the initial amortized cost basis and the unpaid principal balance represents the non-credit discount or premium.

	Unpaid principal balance	Premium/ (discount)	Loans and leases	Allowance for credit losses	Net loans and leases
Purchased Seasoned Loans	4,750,339	(261,778)	4,488,561	(55,136)	4,433,425
Purchased Credit Deteriorated	512,035	(72,301)	439,734	(37,364)	402,370
Total	5,262,374	(334,079)	4,928,295	(92,500)	4,835,795
Premises and equipment: The fair value of bank premises and equipment held for use was valued by obtaining recent market data for similar property types with adjustments for characteristics of individual properties.
Bank owned life insurance (“BOLI”): The fair value of BOLI is carried at its current cash surrender value, which is a reasonable estimate of fair value.
Core deposit intangible (“CDI”) and customer relationship intangible: CDI represents the future economic benefit of acquired customer deposits. The fair value of the CDI asset was estimated based on a discounted cash flow methodology that incorporated expected customer attrition rates, cost of deposit base, net maintenance cost associated with customer deposits, and the cost for alternative funding sources. The discount rates used were based on market rates. Customer relationship intangible assets represent the value associated with customer relationships related to the wealth management business that was acquired.
Deferred taxes: Deferred tax assets and liabilities were recognized for the estimated future tax consequences of temporary differences between the acquisition-date financial statement carrying amounts of the assets acquired and liabilities assumed and their respective tax bases, using enacted federal and state income tax rates expected to apply when those temporary differences reverse. The Company evaluated the realizability of the acquired deferred tax assets in accordance with ASC Topic 740 based on all available positive and negative evidence, including the expected future taxable income of the combined company, and recorded a valuation allowance to the extent it was more likely than not that any portion of the acquired deferred tax assets would not be realized.
Restricted stock: The carrying value approximates the fair value.
Lease Right of Use (“ROU”) assets and lease liabilities: The fair value of the lease ROU assets was measured at an amount equal to the lease liability and evaluated for favorable or unfavorable lease terms when compared with market terms on a lease-by-lease basis.
Deposits: The fair value of interest-bearing and non-interest-bearing deposits is the amount payable on demand at the acquisition date. The fair value of time deposits was estimated using a discounted cash flow calculation that includes a market rate analysis of the current rates offered by market participants for certificates of deposits that mature in the same period.
Borrowings: Acquired borrowings consist of $1.0 billion in Federal Home Loan Bank (“FHLB”) putable advances and $400 million in FHLB term advances. The fair value of FHLB advances was estimated based on the prepayment penalties incurred upon extinguishment of the borrowings on April 1, 2026.
Subordinated debt: The fair value of the subordinated debt was estimated using a discounted cash flow analysis, factoring in market terms and the structural terms of the borrowings.
Merger Related Expenses
Merger related expenses were $57.6 million and $0.3 million, for the three months ended June 30, 2026 and 2025 and were $60.2 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively, and are recorded in “Merger related expenses” on the Company’s Consolidated Statements of Income and have been expensed as incurred. Such costs included employee severance, other employee related costs, contract termination expenses, professional fees, and facilities related costs. On a net-of-tax basis, merger related expenses were $43.9 million and $0.2 million for the three months ended June 30, 2026 and 2025 and were $46.0 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively.
Pro Forma Financial Information
The following table presents for illustrative purposes only certain pro forma financial information as if the Company had acquired First Foundation on January 1, 2025. These results combine the historical results of First Foundation with the Company's historical consolidated results and while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2025. No adjustments have been made to the pro forma results regarding possible revenue enhancements, provision for credit losses, or expense efficiencies. Pro forma adjustments below include the net impact of First Foundation’s accretion and the elimination of merger-related costs, as disclosed below. The Company expects to achieve further operating cost savings and other business synergies, as a result of the acquisition, which are not reflected in the pro forma amounts below (dollars in thousands):

	Pro forma		Pro forma
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total revenues	$270,964	$260,515	$512,641	$517,331
Net income available to common shareholders	21,470	40,147	47,176	81,433
The Company’s operating results for the three and six months ended June 30, 2026 include the operating results of the acquired assets and assumed liabilities of First Foundation subsequent to the acquisition on April 1, 2026. Disclosure of the revenue and earnings of First Foundation since the acquisition date, as would otherwise be required by ASC 805-10-50-2(h), is impracticable. The Company has not converted First Foundation’s general ledger, deposit, loan servicing, and other operating systems onto the Company’s platforms, and this conversion is not expected to occur until late in the third quarter of 2026. As a result, First Foundation’s post-acquisition results are not separately captured in the Company’s financial reporting systems and cannot be reliably disaggregated from the combined operating results without unreasonable effort and expense.

NOTE 3 - Securities
The amortized cost, gross unrealized gains and losses, and fair values of available-for-sale and held-to-maturity debt securities by type follows as of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2026
Available-for-sale:
U.S. treasury	$35,637	$—	$(1,999)	$33,638
U.S. agency	6,575	22	(15)	6,582
Obligations of states and political subdivisions	31,280	65	(1,696)	29,649
Mortgage backed - residential	732,302	323	(15,073)	717,552
Collateralized mortgage obligations	724,145	2,147	(15,074)	711,218
Mortgage backed - commercial	402,137	2,016	(11,466)	392,687
Other debt	15,584	464	—	16,048
Total available-for-sale	$1,947,660	$5,037	$(45,323)	$1,907,374
Held-to-maturity:
Obligations of states and political subdivisions	$25,981	$—	$(4,170)	$21,811
Mortgage backed - residential	5,112	—	(414)	4,698
Collateralized mortgage obligations	2,181	—	(118)	2,063
Total held-to-maturity	$33,274	$—	$(4,702)	$28,572
December 31, 2025
Available-for-sale:
U.S. treasury	$35,164	$—	$(1,894)	$33,270
U.S. agency	418	—	(6)	412
Obligations of states and political subdivisions	29,590	67	(1,584)	28,073
Mortgage backed - residential	107,113	326	(11,263)	96,176
Collateralized mortgage obligations	165,229	—	(14,432)	150,797
Mortgage backed - commercial	151,905	951	(8,863)	143,993
Other debt	15,755	494	—	16,249
Total available-for-sale	$505,174	$1,838	$(38,042)	$468,970
Held-to-maturity:
Obligations of states and political subdivisions	$25,890	$—	$(3,932)	$21,958
Mortgage backed - residential	5,467	1	(363)	5,105
Collateralized mortgage obligations	2,482	—	(99)	2,383
Total held-to-maturity	$33,839	$1	$(4,394)	$29,446
There was no allowance for credit losses related to our investment securities as of June 30, 2026 and December 31, 2025.
As of June 30, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Fair value and unrealized losses on debt securities by type and length of time in a continuous unrealized loss position without an allowance for credit losses were as follows:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Number of Securities
June 30, 2026
Available-for-sale:
U.S. treasury	$500	$(3)	$33,138	$(1,996)	$33,638	$(1,999)	5
U.S. agency	2,459	(11)	392	(4)	2,851	(15)	14
Obligations of states and political subdivisions	—	—	22,547	(1,696)	22,547	(1,696)	15
Mortgage backed - residential	566,435	(3,520)	72,181	(11,553)	638,616	(15,073)	160
Collateralized mortgage obligations	738	(4)	120,888	(15,070)	121,626	(15,074)	58
Mortgage backed - commercial	56,729	(2,269)	90,300	(9,197)	147,029	(11,466)	31
Total available-for-sale	$626,861	$(5,807)	$339,446	$(39,516)	$966,307	$(45,323)	283
Held-to-maturity:
Obligations of states and political subdivisions	$—	$—	$21,486	$(4,170)	$21,486	$(4,170)	8
Mortgage backed - residential	—	—	4,658	(414)	4,658	(414)	10
Collateralized mortgage obligations	—	—	2,063	(118)	2,063	(118)	4
Total held-to-maturity	$—	$—	$28,207	$(4,702)	$28,207	$(4,702)	22

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Number of Securities
December 31, 2025
Available-for-sale:
U.S. treasury	$—	$—	$33,270	$(1,894)	$33,270	$(1,894)	4
U.S. agency	—	—	412	(6)	412	(6)	2
Obligations of states and political subdivisions	—	—	22,837	(1,584)	22,837	(1,584)	16
Mortgage backed - residential	1,802	(4)	78,014	(11,259)	79,816	(11,263)	82
Collateralized mortgage obligations	10,048	(8)	140,749	(14,424)	150,797	(14,432)	59
Mortgage backed - commercial	2,885	(19)	108,983	(8,844)	111,868	(8,863)	24
Total available-for-sale	$14,735	$(31)	$384,265	$(38,011)	$399,000	$(38,042)	187
Held-to-maturity:
Obligations of states and political subdivisions	$—	$—	$21,631	$(3,932)	$21,631	$(3,932)	8
Mortgage backed - residential	18	—	5,050	(363)	5,068	(363)	11
Collateralized mortgage obligations	—	—	2,383	(99)	2,383	(99)	5
Total held-to-maturity	$18	$—	$29,064	$(4,394)	$29,082	$(4,394)	24

We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. We do not have plans to sell any of the available-for-sale debt securities with unrealized losses as of June 30, 2026, and we believe it is more likely than not that we would not be required to sell such available-for-sale debt securities before recovery of their amortized cost.
We continue to monitor unrealized loss positions for potential credit impairments. During the three and six months ended June 30, 2026 and 2025, there were no credit impairments related to our investment securities.
The amortized cost and fair value of our debt securities by contractual maturity as of June 30, 2026 are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or earlier redemptions that may occur.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due within 1 year	$5,109	$5,079
Due after 1 year through 5 years	106,784	102,589
Due after 5 years through 10 years	120,640	113,279
Due after 10 years	1,715,127	1,686,427
Total available-for-sale	$1,947,660	$1,907,374
Held-to-maturity:
Due within 1 year	$663	$661
Due after 1 year through 5 years	346	347
Due after 5 years through 10 years	2,990	2,799
Due after 10 years	29,275	24,765
Total held-to-maturity	$33,274	$28,572
Securities with a carrying value of $1,790,841 and $361,877 were pledged to secure public deposits, securities sold under agreements to repurchase, and borrowed funds at June 30, 2026 and December 31, 2025, respectively.
Available-for-sale debt securities with a carrying value of $38,624 and $39,114 were designated in fair value hedges at June 30, 2026 and December 31, 2025, respectively. See Note 7 - Derivative Financial Instruments for further information.
There were proceeds of $1,279,997 from the sale of securities during the three and six months ended June 30, 2026. These securities were acquired in the First Foundation acquisition and were identified for disposition as part of the Company’s balance sheet repositioning strategy. Because the securities were recorded at fair value as of the acquisition date and were sold shortly thereafter, no gain or loss was recognized on sale. There were no proceeds from sales and calls of securities for the three months ended June 30, 2025. There were proceeds of $946 from sales and calls of securities for the six months ended June 30, 2025.

NOTE 4 - Loans
Loans held-for-investment1 by portfolio type consist of the following as of:

	June 30, 2026	December 31, 2025
Commercial and industrial	$3,579,772	$2,937,867
Commercial real estate:
Non-owner occupied	1,195,172	742,002
Owner occupied	951,226	700,774
Construction and land	218,441	268,652
Multifamily	2,613,194	210,368
Total commercial real estate	4,978,033	1,921,796
Residential real estate	1,913,575	1,221,086
Public finance	957,556	501,582
Consumer	29,569	32,651
Other	114,047	58,198
Total loans, excluding loan hedge fair value	$11,572,552	$6,673,180
Loan hedge fair value[2]	(4,109)	—
Total loans	11,568,443	6,673,180
Allowance for credit losses	(173,551)	(85,016)
Loans, net of allowance for credit losses	$11,394,892	$6,588,164
[2] Represents fair value hedge basis adjustments related to active portfolio layer method hedges, which are not allocated to individual loans.
As of June 30, 2026 and December 31, 2025, we had net deferred fees, costs, premiums and discounts of $329,447 and $13,538, respectively, on our loan portfolio.
Accrued interest receivable on loans totaled $54,172 and $30,031 at June 30, 2026 and December 31, 2025, respectively, and is included in accrued interest receivable in the accompanying consolidated balance sheets.
There were proceeds of $1,117,883 from the sale of loans during the three and six months ended June 30, 2026. These loans were acquired in the First Foundation acquisition and were identified for disposition as part of the Company’s balance sheet repositioning strategy. Because the loans were recorded at fair value as of the acquisition date and were sold shortly thereafter, no gain or loss was recognized on sale.
1 Loans held-for-investment are net of deferred fees, costs, premiums and discounts.

The following table presents the activity in the allowance for credit losses by portfolio type for the three months ended June 30,:

	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Public Finance	Consumer	Other	Total
2026
Allowance for credit losses:
Balance, beginning of period	$40,809	$24,606	$13,503	$2,688	$674	$675	$82,955
Allowance on purchased seasoned loans and leases at acquisition	4,514	38,538	8,963	1,676	1	1,444	55,136
Allowance on purchased credit deteriorated loans and leases at acquisition	5,172	26,879	299	5,014	—	—	37,364
Provision (benefit) for credit losses	43,500	(1,121)	(1,308)	(844)	(19)	292	40,500
Loans charged off	(40,369)	(2,000)	(178)	—	(26)	—	(42,573)
Recoveries	153	3	—	—	13	—	169
Balance, end of period	$53,779	$86,905	$21,279	$8,534	$643	$2,411	$173,551
2025
Allowance for credit losses:
Balance, beginning of period	$43,399	$26,684	$15,211	$5,243	$718	$535	$91,790
Provision (benefit) for credit losses	5,490	(1,203)	38	(360)	123	662	4,750
Loans charged off	(11,089)	—	—	(1,680)	(85)	(743)	(13,597)
Recoveries	2	—	—	—	48	—	50
Balance, end of period	$37,802	$25,481	$15,249	$3,203	$804	$454	$82,993

The following table presents the activity in the allowance for credit losses by portfolio type for the six months ended June 30,:

	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Public Finance	Consumer	Other	Total
2026
Allowance for credit losses:
Balance, beginning of period	$42,902	$24,408	$13,323	$2,942	$721	$720	$85,016
Allowance on purchased seasoned loans and leases at acquisition	4,514	38,538	8,963	1,676	1	1,444	55,136
Allowance on purchased credit deteriorated loans and leases at acquisition	5,172	26,879	299	5,014	—	—	37,364
Provision (benefit) for credit losses	51,923	(923)	(1,128)	(1,098)	(21)	247	49,000
Loans charged-off	(50,953)	(2,000)	(178)	—	(90)	—	(53,221)
Recoveries	221	3	—	—	32	—	256
Balance, end of period	$53,779	$86,905	$21,279	$8,534	$643	$2,411	$173,551
2025
Allowance for credit losses:
Balance, beginning of period	$38,489	$28,323	$15,450	$4,750	$750	$459	$88,221
Provision (benefit) for credit losses	10,924	(2,842)	(224)	133	221	738	8,950
Loans charged-off	(11,732)	—	—	(1,680)	(254)	(743)	(14,409)
Recoveries	121	—	23	—	87	—	231
Balance, end of period	$37,802	$25,481	$15,249	$3,203	$804	$454	$82,993
We determine the allowance for credit losses estimate on at least a quarterly basis.
As of June 30, 2026 and December 31, 2025, we had an allowance for credit losses on unfunded commitments of $1,134 and $1,209, respectively, included in accrued expenses and other liabilities within the consolidated balance sheets. For the three months ended June 30, 2026 and 2025 we recorded a benefit for credit losses on unfunded commitments of $100 and $250, respectively. For the six months ended June 30, 2026 and 2025 we recorded a benefit for credit losses on unfunded commitments of $350 and $650, respectively.

The following table presents our loan portfolio aging analysis as of:

	Loans Not Past Due	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans Greater than 90 Days Past Due, Still Accruing	Nonaccrual	Total
June 30, 2026
Commercial and industrial	$3,454,586	$19,726	$14,022	$—	$91,438	$3,579,772
Commercial real estate:
Non-owner occupied	1,186,714	956	2,867	—	4,635	1,195,172
Owner occupied	929,764	5,205	1,081	—	15,176	951,226
Construction and land	214,080	—	1,963	—	2,398	218,441
Multifamily	2,556,562	10,164	—	—	46,468	2,613,194
Total commercial real estate	4,887,120	16,325	5,911	—	68,677	4,978,033
Residential real estate	1,864,913	14,182	4,664	—	29,816	1,913,575
Public Finance	957,556	—	—	—	—	957,556
Consumer	29,338	179	—	—	52	29,569
Other	113,558	110	247	132	—	114,047
Total loans	$11,307,071	$50,522	$24,844	$132	$189,983	$11,572,552
December 31, 2025
Commercial and industrial	$2,890,507	$8,149	$5,501	$—	$33,710	$2,937,867
Commercial real estate:
Non-owner occupied	723,930	13,891	—	—	4,181	742,002
Owner occupied	699,342	414	—	—	1,018	700,774
Construction and land	264,238	—	4,414	—	—	268,652
Multifamily	210,368	—	—	—	—	210,368
Total commercial real estate	1,897,878	14,305	4,414	—	5,199	1,921,796
Residential real estate	1,177,999	16,657	4,614	690	21,126	1,221,086
Public Finance	501,582	—	—	—	—	501,582
Consumer	32,528	70	7	—	46	32,651
Other	50,244	7,954	—	—	—	58,198
Total loans	$6,550,738	$47,135	$14,536	$690	$60,081	$6,673,180
Interest income recorded on nonperforming loans was not material for the three and six months ended June 30, 2026 and 2025.
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
Pass/Watch – Pass/Watch loans require close attention by bank management and enhanced monitoring due to quantitative or qualitative concerns linked to adverse trends or near-term uncertainty. A covenant default or other type of requirement shortfall may have arisen subsequent to a loan's booking or borrower now shows signs of weakness in the overall base of confirmable financial resources available to repay the loan. However, overall financial capacity and performance are considered sufficient to support an expectation of continued payment performance and / or mitigating factors exist that are expected to limit the risk of near-term default and loss.
Special Mention – Special Mention loans have identified potential weaknesses that are of sufficient materiality to require management’s (persistent) close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the bank's credit position under normal business operations. Special Mention loans contain greater-than-acceptable risk and therefore do not warrant additional credit exposure absent appropriate mitigating factors; they are thus considered “criticized,” non-pass rated credits. They may contain weaknesses (that have arisen due to deteriorating conditions since origination) and / or underwriting exceptions that are not currently offset by mitigating factors. However, these weaknesses, while sufficient to constitute significantly elevated credit risk, are not sufficient to support a conclusion that the liquidation of the debt is in significant jeopardy.
Substandard - Accruing – Substandard - Accruing loans are inadequately protected by the current sound net worth and paying capacity of the obligor(s). Loans classified as Substandard - Accruing possess one or more well-defined weaknesses that are expected to jeopardize their liquidation but the weaknesses have not progressed to a point where recent late payments on the loan have become more than 90 days past due. These loans are characterized by the distinct possibility that the bank may sustain up to a moderate but not significant level of loss if such weaknesses are not corrected. Losses for Substandard - Accruing loans are moderated by the lower likelihood of ultimate default and the existence of relatively favorable secondary repayment protection. These loans are considered “classified”.
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
Doubtful – Loans classified as Doubtful possess all of the weaknesses inherent in loans classified as Substandard - Nonaccrual with the added characteristic that the weaknesses make collection or liquidation in full highly questionable or improbable based on currently existing facts, conditions and values. A high probability of substantial loss or possible total loss exists. Loans rated as doubtful are not rated as loss because certain events may occur that could salvage at least a portion of the debt. These events include injections of capital, additions of pledged collateral or possible mezzanine debt refinancing options. However, without the occurrence of such events, total loss may be possible. No definite repayment schedule exists for these loans. The Doubtful grade is a temporary grade. If a near-term recovery of a portion of the loan balance is indeterminable or unlikely to occur, the remaining balance of the loan should be written off and possible future recoveries may partially offset the full write-off of the loan. These loans are considered “nonperforming”.
Loss – Loans classified as Loss are defaulted loans with limited or immaterial recovery prospects. No loan that has not yet defaulted should be classified at this grade level. This rating level tends to be very short lived as the full balance of the loan tends to be fully written off nearly immediately after a change to this rating level. These loans are considered “nonperforming”.

The following table presents the amortized cost by segment of loans by risk category and origination date as of June 30, 2026 and gross charge-offs by origination date for the six months ended June 30, 2026:

	2026	2025	2024	2023	2022	Prior	Revolving Loans Converted to Term	Revolving	Total
Commercial and industrial:
Pass	$337,788	$592,806	$259,878	$144,170	$159,968	$195,163	$89,770	$1,464,278	$3,243,821
Pass/Watch	—	15,896	19,304	10,566	1,176	10,194	2,555	7,897	67,588
Special Mention	194	37,783	20,538	8,947	19,871	4,857	2,904	18,548	113,642
Substandard - Accruing	586	2,421	520	18,337	13,547	4,158	15,001	8,713	63,283
Substandard - Nonaccrual	12	244	1,240	6,179	23,182	8,041	146	28,037	67,081
Doubtful	—	—	2,624	11,626	1,318	4,707	—	4,082	24,357
Total commercial and industrial	$338,580	$649,150	$304,104	$199,825	$219,062	$227,120	$110,376	$1,531,555	$3,579,772
Gross charge-offs	$—	$—	$—	$9,342	$—	$3,140	$3,574	$34,897	$50,953

Commercial real estate:
Non-owner occupied:
Pass	$55,135	$161,030	$28,889	$70,739	$254,371	$400,554	$15,834	$42,839	$1,029,391
Pass/Watch	—	—	—	—	27,219	23,191	1,755	10,061	62,226
Special Mention	—	—	—	396	12,411	19,612	—	45,050	77,469
Substandard - Accruing	—	—	—	—	1,482	19,969	—	—	21,451
Substandard - Nonaccrual	—	—	—	—	—	4,635	—	—	4,635
Total non-owner occupied	$55,135	$161,030	$28,889	$71,135	$295,483	$467,961	$17,589	$97,950	$1,195,172
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Owner occupied:
Pass	$63,216	$98,510	$91,834	$69,360	$60,553	$429,560	$34,055	$5,684	$852,772
Pass/Watch	—	—	92	—	2,735	17,004	—	—	19,831
Special Mention	—	—	12,362	3,808	6,609	19,705	—	—	42,484
Substandard - Accruing	—	1,991	—	1,247	—	17,725	—	—	20,963
Substandard - Nonaccrual	—	—	—	9,435	—	5,741	—	—	15,176
Total owner occupied	$63,216	$100,501	$104,288	$83,850	$69,897	$489,735	$34,055	$5,684	$951,226
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & land:
Pass	$22,801	$60,859	$48,609	$2,011	$10,937	$17,163	$20,975	$11,198	$194,553
Pass/Watch	—	942	904	—	—	—	—	4,421	6,267
Special Mention	—	—	1,695	2,504	—	—	—	—	4,199
Substandard - Accruing	—	6,481	—	4,543	—	—	—	—	11,024
Substandard - Nonaccrual	—	398	211	—	—	1,789	—	—	2,398
Total construction & land	$22,801	$68,680	$51,419	$9,058	$10,937	$18,952	$20,975	$15,619	$218,441
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily:
Pass	$18,157	$137,151	$59,888	$22,710	$1,024,641	$759,941	$5,412	$—	$2,027,900
Pass/Watch	—	—	2,104	25,563	108,624	80,004	5,001	—	221,296
Special Mention	—	—	—	—	48,908	81,561	—	—	130,469
Substandard - Accruing	—	—	4,242	—	55,600	127,219	—	—	187,061
Substandard - Nonaccrual	—	—	—	—	23,566	22,902	—	—	46,468
Total multifamily	$18,157	$137,151	$66,234	$48,273	$1,261,339	$1,071,627	$10,413	$—	$2,613,194
Gross charge-offs	$—	$—	$—	$—	$2,000	$—	$—	$—	$2,000

	2026	2025	2024	2023	2022	Prior	Revolving Loans Converted to Term	Revolving	Total
Total commercial real estate:
Pass	$159,309	$457,550	$229,220	$164,820	$1,350,502	$1,607,218	$76,276	$59,721	$4,104,616
Pass/Watch	—	942	3,100	25,563	138,578	120,199	6,756	14,482	309,620
Special Mention	—	—	14,057	6,708	67,928	120,878	—	45,050	254,621
Substandard - Accruing	—	8,472	4,242	5,790	57,082	164,913	—	—	240,499
Substandard - Nonaccrual	—	398	211	9,435	23,566	35,067	—	—	68,677
Total commercial real estate:	$159,309	$467,362	$250,830	$212,316	$1,637,656	$2,048,275	$83,032	$119,253	$4,978,033
Gross charge-offs	$—	$—	$—	$—	$2,000	$—	$—	$—	$2,000

Residential real estate:
Pass	$88,057	$162,636	$120,433	$95,161	$698,451	$645,108	$2,300	$43,309	$1,855,455
Pass/Watch	—	1,296	223	2,638	6,394	9,049	34	267	19,901
Special Mention	—	851	389	389	1,681	1,998	—	502	5,810
Substandard - Accruing	—	—	—	—	1,298	1,276	—	19	2,593
Substandard - Nonaccrual	—	—	1,945	1,817	13,435	12,259	101	259	29,816
Total residential real estate	$88,057	$164,783	$122,990	$100,005	$721,259	$669,690	$2,435	$44,356	$1,913,575
Gross charge-offs	$—	$—	$—	$—	$—	$178	$—	$—	$178

Public Finance:
Pass	$275	$6,722	$37,357	$1,045	$380,065	$500,303	$—	$3,210	$928,977
Pass/Watch	—	—	—	—	4,809	—	—	—	4,809
Special Mention	—	—	—	—	—	9,332	—	—	9,332
Substandard - Accruing	—	—	—	—	—	14,438	—	—	14,438
Total public finance	$275	$6,722	$37,357	$1,045	$384,874	$524,073	$—	$3,210	$957,556
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$1,448	$1,813	$1,458	$448	$590	$10,771	$113	$10,959	$27,600
Pass/Watch	141	25	—	2	3	598	2	147	918
Special Mention	—	—	—	—	—	—	—	999	999
Substandard - Nonaccrual	—	1	12	—	—	39	—	—	52
Total consumer	$1,589	$1,839	$1,470	$450	$593	$11,408	$115	$12,105	$29,569
Gross charge-offs	$—	$—	$—	$—	$—	$84	$—	$6	$90

Other:
Pass	$2,420	$12,056	$5,132	$—	$8,758	$16,273	$—	$13,409	$58,048
Pass/Watch	—	85	5,359	24,844	20,093	2,616	—	3,002	55,999
Total other	$2,420	$12,141	$10,491	$24,844	$28,851	$18,889	$—	$16,411	$114,047
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans:
Pass	$589,297	$1,233,583	$653,478	$405,644	$2,598,334	$2,974,836	$168,459	$1,594,886	$10,218,517
Pass/Watch	141	18,244	27,986	63,613	171,053	142,656	9,347	25,795	458,835
Special Mention	194	38,634	34,984	16,044	89,480	137,065	2,904	65,099	384,404
Substandard - Accruing	586	10,893	4,762	24,127	71,927	184,785	15,001	8,732	320,813
Substandard - Nonaccrual	12	643	3,408	17,431	60,183	55,406	247	28,296	165,626
Doubtful	—	—	2,624	11,626	1,318	4,707	—	4,082	24,357
Total loans	$590,230	$1,301,997	$727,242	$538,485	$2,992,295	$3,499,455	$195,958	$1,726,890	$11,572,552
Gross charge-offs	$—	$—	$—	$9,342	$2,000	$3,402	$3,574	$34,903	$53,221

The following table presents the amortized cost by segment of loans by risk category and origination date as of December 31, 2025 and gross charge-offs by origination date for the year ended December 31, 2025:

	2025	2024	2023	2022	2021	Prior	Revolving Loans Converted to Term	Revolving	Total
Commercial and industrial:
Pass	$740,012	$298,940	$169,246	$149,909	$121,886	$80,362	$57,063	$1,039,368	$2,656,786
Pass/Watch	2,217	26,707	11,607	26,316	1,005	2,868	2,195	9,782	82,697
Special Mention	—	13,948	20,570	23,243	3,338	295	17,330	14,443	93,167
Substandard - Accruing	1,522	—	24,860	9,031	13,523	4,387	5,571	12,613	71,507
Substandard - Nonaccrual	—	—	—	10,950	1,487	3,011	16,657	237	32,342
Doubtful	—	—	—	959	—	—	—	409	1,368
Total commercial and industrial	$743,751	$339,595	$226,283	$220,408	$141,239	$90,923	$98,816	$1,076,852	$2,937,867
Gross charge-offs	$—	$983	$1,765	$16,676	$83	$1,846	$2,973	$1,474	$25,800

Commercial real estate:
Non-owner occupied:
Pass	$161,082	$38,766	$58,184	$100,232	$103,191	$190,446	$7,616	$19,647	$679,164
Pass/Watch	—	—	—	8,964	28,923	7,023	1,759	10,162	56,831
Special Mention	—	—	—	—	—	246	—	—	246
Substandard - Accruing	—	—	—	1,366	—	214	—	—	1,580
Substandard - Nonaccrual	—	—	—	—	—	4,181	—	—	4,181
Total non-owner occupied	$161,082	$38,766	$58,184	$110,562	$132,114	$202,110	$9,375	$29,809	$742,002
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Owner occupied:
Pass	$101,496	$88,319	$70,010	$37,308	$77,652	$207,336	$34,639	$5,351	$622,111
Pass/Watch	—	93	558	8,403	5,275	17,174	—	—	31,503
Special Mention	—	12,465	2,010	6,676	—	5,417	—	—	26,568
Substandard - Accruing	—	—	9,556	—	441	9,577	—	—	19,574
Substandard - Nonaccrual	—	—	—	—	—	1,018	—	—	1,018
Total owner occupied	$101,496	$100,877	$82,134	$52,387	$83,368	$240,522	$34,639	$5,351	$700,774
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & land:
Pass	$32,191	$46,025	$59,674	$48,126	$6,319	$7,779	$19,081	$10,372	$229,567
Pass/Watch	1,050	905	—	3,246	—	—	—	—	5,201
Special Mention	—	1,736	7,375	24,773	—	—	—	—	33,884
Total construction & land	$33,241	$48,666	$67,049	$76,145	$6,319	$7,779	$19,081	$10,372	$268,652
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily:
Pass	$35,233	$4,457	$1,309	$109,040	$29,471	$17,717	$10,460	$—	$207,687
Pass/Watch	—	—	—	—	—	878	—	—	878
Special Mention	—	—	—	—	1,803	—	—	—	1,803
Total multifamily	$35,233	$4,457	$1,309	$109,040	$31,274	$18,595	$10,460	$—	$210,368
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	2025	2024	2023	2022	2021	Prior	Revolving Loans Converted to Term	Revolving	Total
Total commercial real estate:
Pass	$330,002	$177,567	$189,177	$294,706	$216,633	$423,278	$71,796	$35,370	$1,738,529
Pass/Watch	1,050	998	558	20,613	34,198	25,075	1,759	10,162	94,413
Special Mention	—	14,201	9,385	31,449	1,803	5,663	—	—	62,501
Substandard - Accruing	—	—	9,556	1,366	441	9,791	—	—	21,154
Substandard - Nonaccrual	—	—	—	—	—	5,199	—	—	5,199
Total commercial real estate:	$331,052	$192,766	$208,676	$348,134	$253,075	$469,006	$73,555	$45,532	$1,921,796
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate:
Pass	$151,678	$135,326	$100,216	$502,785	$101,673	$157,612	$2,160	$16,254	$1,167,704
Pass/Watch	4,248	2,263	2,565	6,467	5,888	7,450	54	—	28,935
Special Mention	1,644	431	388	626	—	183	—	—	3,272
Substandard - Accruing	—	—	—	—	—	49	—	—	49
Substandard - Nonaccrual	—	568	505	12,512	378	7,005	133	25	21,126
Total residential real estate	$157,570	$138,588	$103,674	$522,390	$107,939	$172,299	$2,347	$16,279	$1,221,086
Gross charge-offs	$—	$—	$—	$—	$—	$74	$—	$—	$74

Public Finance:
Pass	$6,725	$30,469	$1,066	$—	$41,450	$418,758	$—	$3,114	$501,582
Total public finance	$6,725	$30,469	$1,066	$—	$41,450	$418,758	$—	$3,114	$501,582
Gross charge-offs	$—	$—	$—	$—	$—	$1,922	$—	$—	$1,922

Consumer:
Pass	$2,469	$2,121	$767	$759	$2,930	$9,535	$150	$13,026	$31,757
Pass/Watch	27	—	3	5	100	508	61	144	848
Substandard - Nonaccrual	—	—	—	—	2	44	—	—	46
Total consumer	$2,496	$2,121	$770	$764	$3,032	$10,087	$211	$13,170	$32,651
Gross charge-offs	$—	$8	$17	$58	$42	$197	$1	$124	$447

Other:
Pass	$11,659	$4,945	$—	$7,321	$9,128	$6,545	$—	$14,924	$54,522
Pass/Watch	—	—	—	—	672	—	—	3,004	3,676
Total other	$11,659	$4,945	$—	$7,321	$9,800	$6,545	$—	$17,928	$58,198
Gross charge-offs	$—	$—	$—	$—	$—	$743	$—	$—	$743

Total loans:
Pass	$1,242,545	$649,368	$460,472	$955,480	$493,700	$1,096,090	$131,169	$1,122,056	$6,150,880
Pass/Watch	7,542	29,968	14,733	53,401	41,863	35,901	4,069	23,092	210,569
Special Mention	1,644	28,580	30,343	55,318	5,141	6,141	17,330	14,443	158,940
Substandard - Accruing	1,522	—	34,416	10,397	13,964	14,227	5,571	12,613	92,710
Substandard - Nonaccrual	—	568	505	23,462	1,867	15,259	16,790	262	58,713
Doubtful	—	—	—	959	—	—	—	409	1,368
Total loans	$1,253,253	$708,484	$540,469	$1,099,017	$556,535	$1,167,618	$174,929	$1,172,875	$6,673,180
Gross charge-offs	$—	$991	$1,782	$16,734	$125	$4,782	$2,974	$1,598	$28,986

The following table presents information about collateral dependent loans that were individually evaluated for purposes of determining the ACL as of:

	Collateral Dependent Loans With Allowance		Collateral Dependent Loans With No Related Allowance	Total Collateral Dependent Loans
	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
June 30, 2026
Commercial & industrial	$69,127	$14,636	$22,311	$91,438	$14,636
Commercial real estate:
Non-owner occupied	3,617	399	1,018	4,635	399
Owner occupied	5	5	15,171	15,176	5
Construction and land	—	—	2,398	2,398	—
Multifamily	33,047	2,789	13,421	46,468	2,789
Total commercial real estate	36,669	3,193	32,008	68,677	3,193
Residential real estate	2,633	148	27,183	29,816	148
Consumer	51	51	1	52	51
Total loans	$108,480	$18,028	$81,503	$189,983	$18,028
December 31, 2025
Commercial & industrial	$11,977	$5,194	$21,733	$33,710	$5,194
Commercial real estate:
Non-owner occupied	3,617	102	564	4,181	102
Owner occupied	—	—	1,018	1,018	—
Total commercial real estate	3,617	102	1,582	5,199	102
Residential real estate	1,976	101	19,150	21,126	101
Consumer	43	43	3	46	43
Total loans	$17,613	$5,440	$42,468	$60,081	$5,440
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
Loan Modifications Made to Borrowers Experiencing Financial Difficulty:
The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. We use a probability of default/loss given default model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made at the time of a modification. The loan modifications in the table below did not significantly impact our determination of the allowance for credit losses on loans during the three and six months ended June 30, 2026.

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
For the three months ended June 30,:

	Principal Forgiveness	Payment Delay	Term Extension	% of Total Class of Loans
2026
Commercial and industrial	$5,020	$280	$12,253	0.5%
Total loans	$5,020	$280	$12,253	0.2%
2025
Commercial and industrial	$—	$—	$1,814	0.1%
Commercial real estate:
Owner occupied	$—	1,120	—	0.2%
Residential real estate	—	—	429	—%
Total loans	$—	$1,120	$2,243	0.1%
For the six months ended June 30,:

	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Class of Loans
2026
Commercial and industrial	$5,020	$39,239	$12,253	$—	$2,683	1.7%
Commercial real estate:
Non-owner occupied	—	246	—	—	—	—%
Residential real estate	—	—	1,182	—	—	0.1%
Total loans	$5,020	$39,485	$13,435	$—	$2,683	0.5%
2025
Commercial and industrial	$—	$1,319	$1,814	$—	$—	0.1%
Commercial real estate:
Owner occupied	—	1,120	—	1,181	—	0.3%
Residential real estate	—	—	1,198	—	—	0.1%
Total loans	$—	$2,439	$3,012	$1,181	$—	0.1%
Modifications made to borrowers experiencing financial difficulty during the periods presented included principal forgiveness, payment deferrals, term extensions, interest-rate reductions and combination of these modifications.
There were no commitments to lend additional funds to these borrowers at June 30, 2026.

We closely monitor the performance of loan modifications made to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts. The following table depicts the performance of loan modifications made to borrowers experiencing financial difficulty that have been modified in the preceding 12 months:

	Loans Not Past Due	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans Greater than 90 Days Past Due, Still Accruing	Nonaccrual	Total
June 30, 2026
Commercial and industrial	$14,629	$7,797	$—	$—	$49,739	$72,165
Commercial real estate:
Non-owner occupied	—	—	—	—	246	246
Residential real estate	769	—	953	—	430	2,152
Total loans	$15,398	$7,797	$953	$—	$50,415	$74,563
June 30, 2025
Commercial and industrial	$1,606	$—	$—	$—	$7,468	$9,074
Commercial real estate:
Non-owner occupied	1,911	—	—	—	—	1,911
Owner occupied	6,933	—	—	—	1,120	8,053
Total commercial real estate	8,844	—	—	—	1,120	9,964
Residential real estate	1,197	—	—	—	640	1,837
Total loans	$11,647	$—	$—	$—	$9,228	$20,875
NOTE 5 - Mortgage Servicing Rights
We have investments in mortgage servicing rights (“MSRs”) that result from the sale of residential and multifamily loans to the secondary market for which we retain the servicing. We account for these MSRs at their fair value.
The unpaid principal loan balance of our servicing portfolio is presented in the following table as of:

	June 30, 2026	December 31, 2025
Federal National Mortgage Association	$2,729,043	$2,674,584
Federal Home Loan Mortgage Corporation	3,784,974	2,058,343
Government National Mortgage Association	1,482,594	1,420,376
Federal Home Loan Bank	215,346	121,476
Other	18,470	1,012
Total	$8,230,426	$6,275,791

The activity of MSRs carried at fair value is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$88,993	$82,927	$86,651	$84,258
Additions:
Addition due to acquisition of First Foundation Inc.	7,651	—	7,651	—
Servicing resulting from transfers of financial assets	5,459	4,120	9,730	6,773
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	843	73	2,193	(1,316)
Changes in fair value due to pay-offs, pay-downs, and runoff	(3,210)	(2,384)	(6,489)	(4,979)
Balance, end of period	$99,736	$84,736	$99,736	$84,736
The following represents the weighted-average key assumptions used to estimate the fair value of MSRs as of:

	June 30, 2026	December 31, 2025	June 30, 2025
Discount rate	9.77%	9.81%	10.00%
Total prepayment speeds	8.08%	9.04%	8.57%
Cost of servicing each loan	$91 per loan	$91 per loan	$91 per loan
Servicing and ancillary fees for residential real estate loans are included within Mortgage banking services and multifamily real estate loans are included within other noninterest income within our consolidated statements of (loss) income and comprehensive (loss) income. Total servicing and ancillary fees earned from the mortgage servicing portfolio are presented in the following table:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Servicing fees	$6,043	$4,409	$10,741	$8,669
Late and ancillary fees	273	231	544	476
Total	$6,316	$4,640	$11,285	$9,145

NOTE 6 - Goodwill, Core Deposits and Other Intangible Assets
Activity in our goodwill, core deposits and other intangible assets was as follows as of and for the three months ended June 30,:

	Indefinite-Lived Assets		Finite Lived Assets
	Goodwill	Tradenames	Core Deposits Intangibles	Customer Relationships
2026
Balance, beginning of period	$93,483	$1,020	$3,356	$100
Additions from First Foundation acquisition	9,053	—	64,349	25,865
Amortization	—	—	(3,557)	(681)
Balance, end of period	$102,536	$1,020	$64,148	$25,284
2025
Balance, beginning of period	$93,483	$1,020	$5,439	$346
Amortization	—	—	(536)	(41)
Balance, end of period	$93,483	$1,020	$4,903	$305
Activity in our goodwill, core deposits and other intangible assets was as follows as of and for the six months ended June 30,:

	Indefinite-Lived Assets		Finite Lived Assets
	Goodwill	Tradenames	Core Deposits Intangibles	Customer Relationships
2026
Balance, beginning of period	$93,483	$1,020	$3,830	$133
Additions from First Foundation acquisition	9,053	—	64,349	25,865
Amortization	—	—	(4,031)	(714)
Balance, end of period	$102,536	$1,020	$64,148	$25,284
2025
Balance, beginning of period	$93,483	$1,020	$6,026	$388
Amortization	—	—	(1,123)	(83)
Balance, end of period	$93,483	$1,020	$4,903	$305
During the three and six months ended June 30, 2026 and 2025, there was no indication of impairment of our goodwill, core deposits and other intangible assets.
Future amortization expense of our core deposits and other intangible assets is as follows:

Remainder of 2026	$8,475
2027	13,761
2028	11,590
2029	9,639
2030	8,719
Thereafter	37,248
Total future amortization	$89,432
NOTE 7 - Derivative Financial Instruments
Banking Derivative Financial Instruments:
We use fair value hedges to seek to manage our exposure to changes in the fair value of certain recognized assets attributable to changes in a benchmark interest rate, such as SOFR. Some of the fair value hedges on loans utilize the portfolio layer method. This approach allows us to designate as the hedged item a stated amount of assets that are not expected to be affected by prepayments, defaults, or other factors affecting the timing and amount of cash flows. The fair value portfolio level basis adjustment on our hedged Multifamily and Public Finance loans has not been attributed to the individual loans in our Unaudited Consolidated Balance Sheets. The fair value hedges were determined to be effective during all periods presented and we expect the hedges to remain effective during their remaining terms.
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
The components of our banking derivative financial instruments consisted of the following as of:

	Number of Transactions	Expiration Dates	Outstanding Notional	Estimated Fair Value
June 30, 2026
Derivative financial instruments designated as hedging instruments:
Assets:
Interest Rate Products	28	2028-2036	$898,109	$12,249
Derivative financial instruments not designated as hedging instruments:
Assets:
Interest Rate Products	56	2026-2037	$579,879	$11,530
Other	4	2028	$8,388	$2
Liabilities:
Interest Rate Products	56	2026-2037	$579,879	$11,510
Other	9	2027-2031	$92,216	$28
December 31, 2025
Derivative financial instruments designated as hedging instruments:
Assets:
Interest Rate Products	32	2028-2036	$149,092	$7,274
Derivative financial instruments not designated as hedging instruments:
Assets:
Interest Rate Products	64	2026-2037	$698,702	$14,659
Other	4	2028	$8,388	$7
Liabilities:
Interest Rate Products	64	2026-2037	$698,702	$14,696
Other	6	2027-2029	$52,568	$41
We recorded gains and losses on banking derivative assets and liabilities as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Recorded gain (loss) on banking derivative assets	$3,622	$727	$4,478	$(1,647)
Recorded (loss) gain on banking derivative liabilities	$(3,541)	$(859)	$(4,410)	$1,432
For the three months ended June 30, 2026 and 2025, our banking derivative financial instruments not designated as hedging instruments generated fee income of $96 and $329, respectively. For the six months ended June 30, 2026 and 2025, our banking derivative financial instruments not designated as hedging instruments generated fee income of $673 and $794, respectively.
The carrying amount of hedged loans receivable as of June 30, 2026 and December 31, 2025 was $141,581 and $143,896, respectively. The cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged loans receivable as of June 30, 2026 and December 31, 2025 was $(5,155) and $(4,835), respectively. The cumulative amount of fair value hedging adjustment on portfolio layer method hedges as of June 30, 2026 was $(4,109). There were no portfolio layer hedge adjustments as of December 31, 2025. The fair value hedging adjustment included in other noninterest income for the three months ended June 30, 2026 and 2025 was $(260) and $1,145, respectively. The fair value hedging adjustment included in other noninterest income for the six months ended June 30, 2026 and 2025 was $(320) and $3,361, respectively.
The carrying amount of hedged available-for-sale debt securities as of June 30, 2026 and December 31, 2025 was $38,624 and $39,114, respectively. The cumulative amount of fair value hedging adjustment included in the amortized cost amount of the hedged available-for-sale debt securities as of June 30, 2026 and December 31, 2025 was $(2,986), and $(2,443), respectively. The fair value hedging adjustment included in interest income for the three months ended June 30, 2026 and 2025 was $(385) and $537, respectively. The fair value hedging adjustment included in interest income for the six months ended June 30, 2026 and 2025 was $(543) and $(230), respectively.
Credit-risk-related Contingent Features:
We have agreements with each of our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations.
We also have agreements with our derivative counterparties that contain a provision where if we fail to maintain our status as a well-capitalized institution, then our derivative counterparties have the right but not the obligation to terminate existing swaps. As of June 30, 2026 and December 31, 2025, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $11,814 and $15,092, respectively. As of June 30, 2026 and December 31, 2025, we have minimum collateral posting thresholds with our derivative counterparties and have posted collateral of $7,960 and $5,890, respectively. If we had breached any of these provisions at June 30, 2026, we could have been required to settle our obligations under the agreements at their termination value of $11,814.

Mortgage Banking Derivative Financial Instruments:
The components of our mortgage banking derivative financial instruments consisted of the following as of:

	Expiration Dates	Outstanding Notional	Estimated Fair Value
June 30, 2026
Derivative financial instruments
Assets:
Futures	2026	$98,000	$713
Interest rate lock commitments (IRLC)	2026	$100,231	$983
Liabilities:
Forward MBS trades	2026	$138,000	$339
December 31, 2025
Derivative financial instruments
Assets:
Interest rate lock commitments (IRLC)	2026	$57,215	$444
Liabilities:
Forward MBS trades	2026	$116,500	$376
Futures	2026	$94,400	$418
We recorded gains and losses on mortgage banking derivative assets and liabilities as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Recorded (loss) gain on mortgage banking derivative assets	$(3,338)	$1,360	$(1,660)	$3,808
Recorded gain (loss) on mortgage banking derivative liabilities	$1,384	$(2,318)	$37	$(2,729)
NOTE 8 - Deposits
The composition of our deposits is as follows as of:

	June 30, 2026	December 31, 2025
Noninterest-bearing deposit accounts	$2,673,289	$1,651,373
Interest-bearing deposit accounts:
Demand and NOW	2,869,439	1,483,841
Savings	2,409,906	378,631
Money market	3,453,761	2,301,837
Certificates of deposit:
Less than $100	1,166,867	681,588
$100 through $250	386,563	282,386
Greater than $250	458,179	327,700
Total interest-bearing deposit accounts	10,744,715	5,455,983
Total deposits	$13,418,004	$7,107,356

The following table summarizes the interest expense incurred on our deposits:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Interest-bearing deposit accounts:
Demand and NOW	$15,487	$6,707	$21,844	$12,689
Savings	16,323	576	16,797	1,145
Money market	26,726	15,802	42,797	28,725
Certificates of deposit	23,358	14,100	33,235	29,020
Total interest-bearing deposit accounts	$81,894	$37,185	$114,673	$71,579
The remaining maturity on certificate of deposit accounts is as follows as of:

June 30, 2026
Remainder of 2026	$1,324,865
2027	449,936
2028	143,857
2029	89,488
2030	1,780
Thereafter	1,683
Total certificates of deposit	$2,011,609
NOTE 9 - Debt
FHLB advances
As of June 30, 2026 and December 31, 2025, our total borrowing capacity with the FHLB, based on qualified collateral lending values, was $4,483,049 and $1,491,095, respectively. Our additional borrowing availability with the FHLB at June 30, 2026 was $4,286,511. These borrowings can be in the form of additional term advances or a line-of-credit. No amounts were drawn on the line-of-credit as of June 30, 2026.
Our FHLB advances are typically considered short-term borrowings with maturities less than one year and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. The advances were collateralized by $7,773,549 and $2,761,116 of loans pledged to the FHLB as of June 30, 2026 and December 31, 2025, respectively.
FRB advances
We also had a $2,124,449 line-of-credit with the FRB. The agreement bears interest at the Fed Funds target rate plus 0.50% and is secured by $2,556,273 of investment securities and loans pledged to the FRB as collateral. No amounts were drawn on the line-of-credit as of June 30, 2026.
Other borrowings
We have lines-of-credit with certain other financial institutions totaling $250,000 as of June 30, 2026. No amounts were drawn on these lines-of-credit at June 30, 2026.
Subordinated Debt
Subordinated Notes - 2020
On April 1, 2026, we acquired subordinated notes totaling $24,165. The notes pay interest at a floating rate of three-month term SOFR plus 5.90% (9.60% as of June 30, 2026), reset quarterly. Interest is payable on March 31, June 30, September 30 and December 31 of each year. Such notes are due on June 30, 2030. We may redeem the notes at our discretion. These subordinated notes were recorded at a premium of $2,630. The amortization associated with the fair value premium for the three and six months ended June 30, 2026 was $143.
Subordinated Note - 2022
On January 13, 2022, we issued a subordinated note totaling $25,000. The note pays interest at a fixed rate of 3.375% through January 15, 2027 and, subsequently, until maturity, at a floating rate of three-month term SOFR plus 2.03%, reset quarterly. Interest is payable on July 15 and January 15 of each year. The note is due on January 15, 2032. The note is not redeemable within the first five years of issuance, except under certain limited conditions. After five years, we may redeem the note at our discretion. We incurred and capitalized $534 of costs related to the issuance of the subordinated note. The amortization associated with the capitalized issuance costs was not significant for the periods presented.
Subordinated Notes - 2022
On April 1, 2026, we acquired subordinated notes totaling $150,000. The notes pay interest at a fixed rate of 3.50% through February 1, 2027 and subsequently, until maturity at February 1, 2032, at a floating rate of three-month term SOFR plus 2.04%, reset quarterly. Interest is payable semiannually on February 1 and August 1 of each year during the fixed period and then becomes payable quarterly on February 1, May 1, August 1 and November 1 beginning February 1, 2027. Such notes are due on February 1, 2032. The notes are not redeemable within the first five years of issuance, except under certain limited conditions. After five years, we may redeem the notes at our discretion. These subordinated notes were recorded at a discount of $9,236. The accretion associated with the fair value discount for the three and six months ended June 30, 2026 was $1,013.
Trust preferred securities
We have issued $9,279 in trust preferred securities through a special-purpose trust, New Mexico Banquest Capital Trust I (“NMBCT I”). In addition, we have issued $4,640 in trust preferred securities through a special purpose trust, New Mexico Banquest Capital Trust II (“NMBCT II”, and together with NMBCT I, collectively referred to as “NMBCT Trusts”). Interest is payable quarterly at a rate of three-month term SOFR plus 3.35% (7.34% and 7.91% as of June 30, 2026 and 2025, respectively) for the trust preferred securities issued through NMBCT I and at a rate of three-month term SOFR plus 2.00% (5.90% and 6.59% as of June 30, 2026 and 2025, respectively) for the trust preferred securities issued through NMBCT II.
This subordinated debt of $13,919 was originally recorded at a discount of $4,293. The accretion associated with the fair value discount is not significant for the periods presented.

The Parent Company fully and unconditionally guarantees the obligations of the NMBCT Trusts on a subordinated basis. The trust preferred securities issued through the NMBCT Trusts are mandatorily redeemable upon the maturity of the debentures on December 19, 2032 and November 23, 2034, respectively, and are optionally redeemable, in part or in whole, by the Parent Company at each quarterly interest payment date. The Parent Company owns all of the outstanding common securities of the NMBCT Trusts, which has an aggregate liquidation value of $419 and is recorded in prepaid expenses and other assets on the consolidated balance sheet. The NMBCT Trusts are considered variable interest entities. Since the Parent Company is not the primary beneficiary of the NMBCT Trusts, the financial statements of the NMBCT Trusts are not included in our consolidated financial statements.
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

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Net (loss) income applicable to common stockholders	$(22,850)	$26,386	$(1,267)	$49,955
Weighted Average Shares
Weighted average common shares outstanding	46,722,106	27,783,710	37,314,285	27,753,098
Effect of dilutive securities
Stock-based awards	—	448,609	—	510,845
Weighted average diluted common shares	46,722,106	28,232,319	37,314,285	28,263,943
(Loss) earnings per common share
Basic (loss) earnings per common share	$(0.49)	$0.95	$(0.03)	$1.80
Effect of dilutive securities
Stock-based awards	—	(0.02)	—	(0.03)
Diluted (loss) earnings per common share	$(0.49)	$0.93	$(0.03)	$1.77
Stock option, restricted stock and long-term incentive plan grants for 624,883 and 70,496 shares of common stock were not considered in computing diluted earnings per share for the three months ended June 30, 2026 and June 30, 2025, respectively, because they were antidilutive. Stock option, restricted stock and long-term incentive plan grants for 609,071 and 33,194 shares of common stock were not considered in computing diluted earnings per share for the six months ended June 30, 2026 and June 30, 2025, respectively, because they were antidilutive.
NOTE 11 - Stockholders’ Equity
Preferred stock
As of June 30, 2026 and December 31, 2025, the Company had 10,000,000 shares of preferred stock authorized, $0.0001 par value, of which none were issued or outstanding, respectively.
Common stock
Voting
As of June 30, 2026 and December 31, 2025, the Company had 80,000,000 and 50,000,000 shares of voting common stock authorized, respectively, $0.0001 par value, of which 44,131,827 and 27,887,337 shares were issued and outstanding, respectively.
Non-Voting
As of June 30, 2026 the Company had 20,000,000 shares of non-voting common stock authorized, $0.0001 par value, of which 2,633,607 were issued and outstanding. As of December 31, 2025 the Company was not authorized to issue shares of non-voting common stock.

Dividends:
Dividends paid by the Company, if any, are substantially provided from Bank dividends. The Bank may declare dividends without prior regulatory approval that do not exceed the total of retained net income for the current year combined with its retained net income for the preceding two years, subject to maintenance of minimum capital requirements. Dividends received from subsidiaries were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Dividends from the Bank	$25,000	$—	$25,000	$—
Dividends from Sunflower Wealth Advisors LLC	—	75	—	165
The Parent Company did not declare or pay any dividend to stockholders for the three and six months ended June 30, 2026 and 2025.
Equity Incentive Plans:

2017 Equity Incentive Plan
The 2017 Equity Incentive Plan (the “2017 Plan”) provides for the grant of stock options, stock appreciation rights, restricted stock and other stock awards to its employees, directors and consultants for up to 1,977,292 shares of FirstSun common stock in the aggregate.

Option awards are generally granted with an exercise price of not less than the fair value of a share of the Company’s common stock at the date of grant. They vest 25% on the first, second, third and fourth anniversaries following the date of grant and have 10-year terms. The fair value of each stock option award is estimated on the date of grant utilizing the Black-Scholes option pricing model. Expected volatility was determined based on the median historical volatility of 25 to 30 comparable companies that were publicly traded for a period commensurate with the expected term of the options. The expected term of the options was estimated to be the average of the vesting term and time to expiration. The risk-free rate for the expected term of the stock options was based on the U.S. Treasury yield curve in effect at the date of grant.
The following table presents stock options outstanding as of and for the six months ended June 30, 2026:

	Shares	Weighted-Average Exercise Price, per Share	Weighted-Average Remaining Term (years)
Outstanding, beginning of period	698,829	$20.25
Exercised	(35,557)	20.20
Outstanding, vested and exercisable, end of period	663,272	$20.25	1.97
At June 30, 2026, there was no unrecognized compensation cost related to non-vested stock options. At June 30, 2026 and 2025, the intrinsic value of the stock options was $10,894 and $10,319, respectively.
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
Restricted stock and restricted stock units:
The following table presents non-vested restricted stock units outstanding with only a service condition as of and for the six months ended June 30, 2026:

	Shares	Weighted-Average Issuance Price, per Share	Weighted-Average Remaining Term (years)
Outstanding, beginning of period	114,459	$35.94
Additions from First Foundation acquisition	176,186	37.22
Issued	155,121	36.27
Vested, restriction released	(62,120)	35.98
Forfeited	(10,161)	36.01
Outstanding, end of period	373,485	$36.67	1.71
At June 30, 2026, there was $10,720 of total unrecognized compensation cost related to the non-vested restricted stock.
Performance share units:
We determine the shares to be issued based on actual and forecast results during the requisite performance period to determine the probability the market or performance conditions will be achieved. Performance share units outstanding at June 30, 2026 are as follows:

Grant Date	End of Performance Period	Conditions	Target Units	Probable Units	Unrecognized Compensation Cost
April 2026	April 2029	Market	79,116	—	$2,502
April 2025	April 2028	Market	63,595	—	1,346
April 2024	April 2027	Performance	83,094	58,166	516
			225,805	58,166	$4,364
The following table presents performance share unit activity at target for the six months ended June 30, 2026:

	Performance Share Units at Target	Weighted-Average Grant Date Price, per Unit	Weighted-Average Remaining Term (years)
Outstanding, beginning of period	236,377	$32.93
Issued	79,116	34.50
Vested	(87,590)	28.00
Forfeited	(2,098)	35.89
Outstanding, end of period	225,805	$35.37	1.74

Acquired Equity Incentive Plans

Pioneer Bank, SSB:
In conjunction with the Pioneer merger, we assumed certain options that had been granted under Pioneer’s option plans. All assumed options were fully vested and exercisable. No further options will be granted under the Pioneer plans. The following table presents option activity for the six months ended June 30,:

	For the six months ended June 30, 2026
	Shares	Weighted-Average Exercise Price, per Share	Weighted-Average Remaining Term (years)
2026
Outstanding, beginning of year	10,440	$24.66
Exercised	(4,176)	25.62
Outstanding, vested, and exercisable, end of period	6,264	$24.02	2.37
2025
Outstanding, vested, and exercisable, end of period	74,919	$22.76	2.52
At June 30, 2026 and 2025, the intrinsic value of the stock options was $78 and $868, respectively.
For the six months ended June 30, 2026 and 2025, we recorded total compensation cost from the Equity Incentive Plans of $3,665 and $1,692, respectively.
NOTE 12 - Income Taxes
The provision for income taxes in interim periods requires us to make an estimate of the effective tax rate expected to be applicable for the full year, adjusted for any discrete items for the applicable period. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes.
The provision for income tax is summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
(Benefit) provision for income taxes	$(5,119)	$6,576	$(339)	$12,692
Effective tax rate	18.3%	20.0%	21.1%	20.3%
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
The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. As of June 30, 2026, both the Parent Company and the Bank met all capital adequacy requirements to which they were subject.
Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of June 30, 2026 and December 31, 2025, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.
Actual and required capital amounts for the Parent Company are as follows as of:

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2026
Total risk-based capital to risk-weighted assets:	$1,874,943	14.13%	$1,061,823	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$1,585,664	11.95%	$796,367	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$1,585,664	11.95%	$597,275	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$1,585,664	9.47%	$669,976	4.00%	N/A	N/A
December 31, 2025
Total risk-based capital to risk-weighted assets:	$1,187,736	15.73%	$604,008	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$1,065,783	14.12%	$453,006	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$1,065,783	14.12%	$339,755	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$1,065,783	12.75%	$334,328	4.00%	N/A	N/A

Actual and required capital amounts for the Bank are as follows as of:

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2026
Total risk-based capital to risk-weighted assets:	$1,813,097	13.69%	$1,059,496	8.00%	$1,324,370	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$1,718,413	12.98%	$794,622	6.00%	$1,059,496	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$1,718,413	12.98%	$595,966	4.50%	$860,840	6.50%
Tier 1 leverage capital to average assets:	$1,718,413	10.27%	$669,040	4.00%	$836,300	5.00%
December 31, 2025
Total risk-based capital to risk-weighted assets:	$1,119,717	14.85%	$603,066	8.00%	$753,832	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$1,034,444	13.72%	$452,299	6.00%	$603,066	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$1,034,444	13.72%	$339,225	4.50%	$489,991	6.50%
Tier 1 leverage capital to average assets:	$1,034,444	12.38%	$334,290	4.00%	$417,862	5.00%
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
The following table sets forth our assets and liabilities measured at fair value on a recurring basis as of:

	Level 1	Level 2	Level 3
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total Estimated Fair Value
June 30, 2026
Available-for-sale securities	$33,638	$1,873,736	$—	$1,907,374
Loans held-for-sale	—	140,706	—	140,706
Mortgage servicing rights	—	—	99,736	99,736
Derivative financial instruments - assets	—	25,477	—	25,477
Derivative financial instruments - liabilities	—	(11,877)	—	(11,877)
Total	$33,638	$2,028,042	$99,736	$2,161,416

December 31, 2025
Available-for-sale securities	$33,270	$435,700	$—	$468,970
Loans held-for-sale	—	100,539	—	100,539
Mortgage servicing rights	—	—	86,651	86,651
Derivative financial instruments - assets	—	22,384	—	22,384
Derivative financial instruments - liabilities	—	(15,531)	—	(15,531)
Total	$33,270	$543,092	$86,651	$663,013
For further details on our Level 3 inputs related to MSRs, see Note 5 - Mortgage Servicing Rights.
The following table presents a reconciliation for our Level 3 assets measured at fair value on a recurring basis:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$88,993	$82,927	$86,651	$84,258
Total fair value adjustments included in earnings	(2,367)	(2,311)	(4,296)	(6,295)
Purchases, issuances, sales and settlements:
Acquisition of First Foundation Inc.	7,651	—	7,651	—
Additions	5,459	4,120	9,730	6,773
Balance, end of period	$99,736	$84,736	$99,736	$84,736

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

	Level 3
	June 30, 2026	December 31, 2025
Collateral dependent loans:
Commercial and industrial	$54,491	$6,783
Commercial real estate	33,476	3,515
Residential real estate	2,485	1,875
Total collateral dependent loans	$90,452	$12,173
Other real estate owned and foreclosed assets, net:
Commercial real estate	$7,751	$8,960
Residential real estate	7,383	880
Other	1,674	1,674
Total other real estate owned and foreclosed assets, net:	$16,808	$11,514
The fair value of the financial assets in the table above utilizes the market approach valuation technique, with discount adjustments for differences between comparable sales.

Fair value of financial instruments not carried at fair value:
The carrying amounts and estimated fair values of financial instruments not carried at fair value are as follows as of:

		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
June 30, 2026
Assets:
Cash and cash equivalents	$989,511	$989,511	$989,511	$—	$—
Securities held-to-maturity	33,274	28,572	—	28,572	—
Loans (excluding collateral dependent loans)	11,378,460	11,415,499	—	—	11,415,499
Restricted equity securities	50,155	50,155	—	50,155	—
Accrued interest receivable	60,163	60,163	—	5,991	54,172

Liabilities:
Deposits (excluding demand deposits)	$9,713,422	$9,809,631	$7,701,813	$2,107,818	$—
Securities sold under agreements to repurchase	17,475	17,475	—	17,475	—
Subordinated debt, net	205,256	207,793	—	—	207,793
Accrued interest payable	16,897	16,897	—	16,897	—
December 31, 2025
Assets:
Cash and cash equivalents	$652,592	$652,592	$652,592	$—	$—
Securities held-to-maturity	33,839	29,446	—	29,446	—
Loans (excluding collateral dependent loans)	6,655,567	6,544,724	—	—	6,544,724
Restricted equity securities	24,775	24,775	—	24,775	—
Accrued interest receivable	32,255	32,255	—	2,224	30,031

Liabilities:
Deposits (excluding demand deposits)	$4,645,526	$4,602,421	$3,315,648	$1,286,773	$—
Securities sold under agreements to repurchase	11,160	11,160	—	11,160	—
FHLB advances	—	—	—	—	—
Subordinated debt, net	36,680	35,981	—	—	35,981
Accrued interest payable	6,680	6,680	—	6,680	—

NOTE 15 - Segment Information
Operating segments are components of a business where separate financial information is available and evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer has been identified as the CODM, who oversees the operations conducted through our primary operating segments. Effective April 1, 2026, we revised our segment reporting structure to better reflect how the CODM evaluates the performance and allocates resources across the business following our acquisition of First Foundation. Historically, the Company had two primary operating segments: Banking and Mortgage Operations. Corporate represents costs not allocated to the operating segments, including those of FirstSun and our non-bank subsidiaries.
Beginning April 1, 2026, we added a third primary operating segment, Private Wealth Banking. This new segment reflects First Foundation Advisors, an SEC-registered investment adviser acquired as part of the First Foundation acquisition. As a result, we now have three primary operating segments: Banking, Private Wealth Banking and Mortgage Operations, and we will continue to report Corporate, which represents costs not allocated to the operating segments, including those of FirstSun and our non-bank subsidiaries. The results discussed below reflect the updated segment structure for all current-period activity. Prior-period segment information has been recast, where applicable, to conform to the current presentation. The change in reportable segments did not impact our consolidated financial statements for prior periods other than reclassifications to conform prior period segment information to the current presentation.
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
The Private Wealth Banking segment primarily consists of First Foundation Advisors, a fee-based investment adviser which provides investment advisory and wealth management services primarily to high-net-worth individuals, their families and their family businesses, and other affiliated organizations. In addition, the Bank provides trust services, which consist primarily of the management of trust assets, including financial planning services. We earn trust and investment advisory fees from contracts with our customers to manage and invest their assets and/or transact on their accounts. These fees are generally assessed based on a tiered scale of the market value of assets under management. Related services are based on a fixed fee schedule.
The Mortgage Operations segment originates, sells, services, and manages market risk from changes in interest rates on one- to four-family residential mortgage loans to sell or hold on our balance sheet. Loans originated for sale comprise the majority of the lending activity. The Mortgage Operations segment recognizes interest income on loans that are held-for-sale and newly originated residential mortgages held-for-investment, the gains from one- to four-family residential mortgage sales, and revenue for servicing loans and other ancillary fees following a sales transaction. Revenue from servicing activities is earned on a contractual fee basis. The Mortgage Operations segment services loans for the held-for-investment portfolio, for which it earns revenue via an intercompany service fee allocation which appears as a cost to Banking in mortgage fees. Forward traded loan purchases and sales settlements as well as mortgage servicing rights and related fair value adjustments are reported in this segment.
Corporate represents miscellaneous other expenses of a corporate nature as well as revenue and expenses not directly assigned or allocated to the Banking, Private Wealth Banking, or Mortgage Operations segments. The majority of executive management’s time is spent managing operating segments; related costs have been allocated between the operating segments and Corporate.
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

Significant segment totals are reconciled to the financial statements as follows for the three months ended June 30,:

	Banking	Private Wealth Banking	Mortgage Operations	Corporate	Total Segments
2026
Summary of Operations
Interest income	$216,631	$134	$13,185	$66	$230,016
Interest expense	79,428	(1,726)	6,035	3,084	86,821
Net interest income (expense)	137,203	1,860	7,150	(3,018)	143,195

Provision for (benefit from) credit losses	41,708	—	(1,308)	—	40,400

Noninterest income:
Deposit account service fees	2,281	11	—	—	2,292
Treasury management service fees	5,007	60	—	—	5,067
Credit and debit card fees	2,925	27	—	—	2,952
Trust and investment advisory fees	(67)	9,480	—	—	9,413
Mortgage banking services, net	(652)	—	16,610	—	15,958
Other noninterest income	5,133	133	—	—	5,266
Total noninterest income	14,627	9,711	16,610	—	40,948

Noninterest expense:
Salary and employee benefits	45,985	8,160	12,882	1,717	68,744
Occupancy, equipment and software	13,619	534	1,281	70	15,504
Customer service costs	2,742	—	—	—	2,742
Amortization of intangible assets	3,506	731	—	—	4,237
Merger related expenses	40,905	805	—	15,849	57,559
Other noninterest expenses	13,849	3,110	5,378	589	22,926
Total noninterest expense	120,606	13,340	19,541	18,225	171,712

Income (loss) before income taxes	$(10,484)	$(1,769)	$5,527	$(21,243)	$(27,969)

Other Information
Depreciation expense on premises and equipment and amortization on software	$2,734	$4	$56	$—	$2,794
Identifiable assets	$14,228,523	$111,120	$1,268,746	$109,596	$15,717,985

	Banking	Private Wealth Banking	Mortgage Operations	Corporate	Total Segments
2025
Summary of Operations
Interest income	$103,766	$1,307	$11,840	$8	$116,921
Interest expense	32,517	(928)	5,660	1,173	38,422
Net interest income (expense)	71,249	2,235	6,180	(1,165)	78,499

Provision for (benefit from) credit losses	4,462	—	38	—	4,500

Noninterest income:
Deposit account service fees	2,010	6	—	—	2,016
Treasury management service fees	4,266	67	—	—	4,333
Credit and debit card fees	2,710	17	1	—	2,728
Trust and investment advisory fees	—	1,473	—	—	1,473
Mortgage banking services, net	(631)	—	13,905	—	13,274
Other noninterest income	3,247	2	—	—	3,249
Total noninterest income	11,602	1,565	13,906	—	27,073

Noninterest expense:
Salary and employee benefits	30,906	2,084	10,280	651	43,921
Occupancy, equipment and software	8,340	276	866	59	9,541
Amortization of intangible assets	546	32	—	—	578
Merger related expenses	285	—	—	—	285
Other noninterest expenses	7,454	1,570	4,351	410	13,785
Total noninterest expense	47,531	3,962	15,497	1,120	68,110

Income (loss) before income taxes	$30,858	$(162)	$4,551	$(2,285)	$32,962

Other Information
Depreciation expense on premises and equipment and amortization on software	$2,023	$3	$42	$—	$2,068
Identifiable assets	$7,007,535	$93,596	$1,199,850	$134,880	$8,435,861

Significant segment totals are reconciled to the financial statements as follows for the six months ended June 30,:

	Banking	Private Wealth Banking	Mortgage Operations	Corporate	Total Segments
2026
Summary of Operations
Interest income	$318,844	$1,240	$25,985	$73	$346,142
Interest expense	107,421	(2,656)	11,795	3,608	120,168
Net interest income (expense)	211,423	3,896	14,190	(3,535)	225,974

Provision for (benefit from) credit losses	49,778	—	(1,128)	—	48,650

Noninterest income:
Deposit account service fees	4,369	19	—	—	4,388
Treasury management service fees	9,552	128	—	—	9,680
Credit and debit card fees	5,620	45	—	—	5,665
Trust and investment advisory fees	(67)	10,969	—	—	10,902
Mortgage banking services, net	(1,308)	—	31,581	—	30,273
Other noninterest income	7,074	141	—	—	7,215
Total noninterest income	25,240	11,302	31,581	—	68,123

Noninterest expense:
Salary and employee benefits	78,599	10,204	24,602	2,695	116,100
Occupancy, equipment and software	22,064	799	2,510	137	25,510
Customer service costs	2,742	—	—	—	2,742
Amortization and impairment of intangible assets	4,013	731	—	—	4,744
Merger related expenses	43,227	805	—	16,208	60,240
Other noninterest expenses	21,283	4,967	10,473	994	37,717
Total noninterest expense	171,928	17,506	37,585	20,034	247,053

Income (loss) before income taxes	$14,957	$(2,308)	$9,314	$(23,569)	$(1,606)

Other Information
Depreciation expense on premises and equipment and amortization on software	$4,833	$8	$90	$—	$4,931
Identifiable assets	$14,228,523	$111,120	$1,268,746	$109,596	$15,717,985

	Banking	Private Wealth Banking	Mortgage Operations	Corporate	Total Segments
2025
Summary of Operations
Interest income	$202,145	$2,404	$22,803	$16	$227,368
Interest expense	62,743	(2,016)	11,291	2,373	74,391
Net interest income (expense)	139,402	4,420	11,512	(2,357)	152,977

Provision for (benefit from) credit losses	8,524	—	(224)	—	8,300

Noninterest income:
Deposit account service fees	4,030	13	—	—	4,043
Treasury management service fees	8,394	133	—	—	8,527
Credit and debit card fees	5,278	34	2	—	5,314
Trust and investment advisory fees	—	2,894	—	—	2,894
Mortgage banking services, net	(1,253)	—	23,582	—	22,329
Other noninterest income	5,742	(2)	(45)	—	5,695
Total noninterest income	22,191	3,072	23,539	—	48,802

Noninterest expense:
Salary and employee benefits	60,077	3,969	18,147	1,289	83,482
Occupancy, equipment and software	16,765	531	1,661	120	19,077
Amortization of intangible assets	1,143	63	—	—	1,206
Merger related expenses	285	—	—	—	285
Other noninterest expenses	14,102	3,269	8,569	842	26,782
Total noninterest expense	92,372	7,832	28,377	2,251	130,832

Income (loss) before income taxes	$60,697	$(340)	$6,898	$(4,608)	$62,647

Other Information
Depreciation expense on premises and equipment and amortization on software	$4,015	$7	$81	$—	$4,103
Identifiable assets	$7,007,535	$93,596	$1,199,850	$134,880	$8,435,861

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
Undistributed portion of committed loans and unused lines of credit
Loan commitments are agreements to lend to a customer as long as there is no customer violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee. As of June 30, 2026 and December 31, 2025, commitments included the funding of fixed-rate loans totaling $211,968 and $130,867 and variable-rate loans totaling $2,054,035 and $1,372,506, respectively. The fixed-rate loan commitments have interest rates ranging from 1.00% to 21.00% at June 30, 2026 and December 31, 2025, and maturities ranging from 1 month to 34 years at June 30, 2026 and 1 month to 17 years at December 31, 2025.
Standby letters of credit
Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third-party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since many loan commitments and letters of credit expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, owner occupied real estate, and/or income-producing commercial properties. As of June 30, 2026 and December 31, 2025, our standby letters of credit commitment totaled $48,765 and $39,356, respectively.
MPF Master Commitments
The Bank has executed MPF Master Commitments (Commitments) with the FHLB to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB’s first loss account for mortgages delivered under the Commitments. The Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to manage the credit risk of the MPF Program mortgage loans. As of June 30, 2026 and December 31, 2025, the Bank considered the amount of any of its liability for the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments to be immaterial, and has not recorded a liability and offsetting receivable. As of June 30, 2026 and December 31, 2025, the maximum potential amount of future payments that the Bank would have been required to make under the Commitments was $7,270 and $4,600, respectively. Under the Commitments, the Bank agrees to service the loans and therefore, is responsible for any necessary foreclosure proceedings. Any future recoveries on any losses would not be paid by the FHLB under the Commitments. The Bank has not experienced any material losses under these guarantees.
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

	June 30, 2026	December 31, 2025
ROU asset on leased property, gross	$65,612	$44,376
Accumulated amortization	(21,025)	(17,120)
ROU asset, net (included in prepaid expenses and other assets in our consolidated balance sheets)	$44,587	$27,256
Lease liability (included in accrued expenses and other liabilities in our consolidated balance sheets)	$53,166	$29,049
Weighted Average Remaining Life - Operating Leases (years)	4.74	5.09
Weighted Average Rate - Operating Leases	3.91%	3.52%
The following table reconciles future undiscounted lease payments due under non-cancelable operating leases to the aggregate operating lessee lease liability as of June 30, 2026:

Remainder of 2026	$8,067
2027	13,300
2028	13,044
2029	11,141
2030	6,526
Thereafter	7,140
Total undiscounted operating lease liability	59,218
Imputed interest	6,052
Total operating lease liability included in the accompanying balance sheet	$53,166
Total lease expense for three months ended June 30, 2026 and 2025 was $3,594 and $2,068, respectively. Total lease expense for the six months ended June 30, 2026 and 2025 was $5,862 and $4,104, respectively. The components of total lease expense were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Operating leases	$2,894	$2,020	$5,107	$3,990
Short-term leases	725	99	834	201
Sublease income	(25)	(51)	(79)	(87)
Net lease expense	$3,594	$2,068	$5,862	$4,104
We do not currently have any significant finance leases in which we are the lessee, material related-party leases, leases containing residual value guarantees or restrictive covenants.

NOTE 18 - Subsequent Events
The Company has evaluated subsequent events for potential recognition and disclosure through the filing date of this Form 10-Q.
Share Repurchase Program
Our board of directors has authorized a share repurchase program to purchase and retire up to $150.0 million of FirstSun’s common stock in open market transactions or privately negotiated transactions, including pursuant to a Rule 10b5-1 trading plan and/or in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing, pricing, and amount of any repurchases under the repurchase program will be determined by our management at its discretion based on a variety of factors, including, but not limited to, trading volume and market price of our common stock, corporate considerations, our financial performance, alternative uses for capital, general market and economic conditions, legal and regulatory requirements, and other factors. The repurchase program is authorized through June 30, 2027, although it may be modified, discontinued, or suspended at any time without prior notice. The repurchase program does not obligate FirstSun to purchase any shares. We have repurchased 174,230 shares of common stock through August 7, 2026.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
General Overview
FirstSun Capital Bancorp, headquartered in Denver, Colorado, is the financial holding company for Sunflower Bank, National Association, which is headquartered in Dallas, Texas and operates as Sunflower Bank and First National 1870. We conduct a full-service community banking and trust business through our wholly-owned subsidiaries, which as of June 30, 2026, consisted of Sunflower Bank, FEIF Capital Partners, LLC, and First Foundation Advisors, an SEC-registered investment adviser, which also operates as FirstSun Advisors and Sunflower Wealth Advisors. The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and accompanying footnotes included in Item 1 of this Form 10-Q as well as our audited consolidated financial statements and footnotes for the year ended December 31, 2025 included in our 2025 Annual Report that we filed with the SEC on March 6, 2026. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate trends in operations or results of operations for any future periods.
Recent Developments
Acquisition of First Foundation Inc.
On April 1, 2026, we completed our merger with First Foundation, the holding company for First Foundation Bank, a California-chartered banking corporation. The consummation of the acquisition with First Foundation expanded our markets in Southern California and Texas and added new markets in Florida, Nevada and Hawaii. The acquisition also expanded our wealth management capabilities through the acquisition of First Foundation Advisors, an SEC-registered investment adviser under the Investment Advisers Act and a former wholly owned subsidiary of First Foundation.
First Foundation and its results of operations are included in our consolidated financial results since the date of acquisition. Therefore, our second quarter and first half of 2026 results reflect increased levels of average balances, net interest income, non-interest income and expenses compared to the second quarter and first half of 2025. After purchase accounting adjustments, the acquisition added $11.2 billion of total assets, including $6.0 billion of net loans, as well as $10.5 billion of total liabilities, primarily consisting of $8.8 billion in deposits. We recorded preliminary goodwill of $9.1 million and core deposit intangibles and other intangibles of $90.2 million related to the acquisition.
Merger related expenses were $57.6 million and $0.3 million, for the three months ended June 30, 2026 and 2025 and were $60.2 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively, and are recorded in “Merger related expenses” on the Company’s Consolidated Statements of Income and have been expensed as incurred. Merger related expenses were related to the First Foundation acquisition and such costs included employee severance, other employee related costs, professional fees, and facilities related costs.
Completed Balance Sheet Repositioning Strategy
During the second quarter of 2026, we completed our previously announced balance sheet repositioning strategy, involving the sale or run-off of select First Foundation loans and securities and using proceeds from such sales and paydowns as well as other available cash and equivalents to reduce higher-cost acquired funding sources. Our balance sheet repositioning strategy was designed to strengthen our capital position, enhance our credit profile, improve our liquidity, and support a more diversified, relationship-focused business model. Our balance sheet repositioning strategy resulted in the liquidation of assets, namely $1.2 billion in cash, $1.4 billion in securities, $1.3 billion in loans, the proceeds of which were used to reduce liabilities, namely $2.5 billion in deposits, and $1.4 billion in borrowings.
Share Repurchase Program
On July 24, 2026, our board of directors authorized a share repurchase program to purchase up to $150.0 million of our common stock in open market transactions or privately negotiated transactions, including pursuant to a Rule 10b5-1 trading plan and/or in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing, pricing, and amount of any repurchases under the repurchase program will be determined by our management at its discretion based on a variety of factors, including, but not limited to, trading volume and market price of our common stock, corporate considerations, our financial performance, alternative uses for capital, general market and economic conditions, legal and regulatory requirements, and other factors. The repurchase program is authorized through June 30, 2027, although it may be modified, discontinued, or suspended at any time without prior notice. The repurchase program does not obligate us to purchase any shares.
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
Financial Summary
Net (loss) income totaled $(22.9) million for the second quarter of 2026 compared to net income of $26.4 million for the second quarter of 2025. Earnings per diluted share were $(0.49) for the second quarter of 2026 compared to $0.93 for the second quarter of 2025. Adjusted net income, a non-GAAP financial measure, was $21.0 million or $0.45 per diluted share for the second quarter of 2026 compared to $26.6 million or $0.94 per diluted share for the second quarter of 2025. See “Non-GAAP Financial Measures and Reconciliations” below.
Net (loss) income totaled $(1.3) million for the six months ended June 30, 2026 compared to net income of $50.0 million for the same period in 2025. Earnings per diluted share were $(0.03) for the six months ended June 30, 2026 compared to $1.77 for the same period in 2025. Adjusted net income, a non-GAAP financial measure, was $44.7 million or $1.20 per diluted share for the six months ended June 30, 2026 compared to $50.2 million or $1.78 per diluted share for the same period in 2025. See “Non-GAAP Financial Measures and Reconciliations” below.
The following table sets forth certain summary financial and other information of FirstSun:

	As of and for the three months ended		As of and for the six months ended
($ in thousands, except per share amounts)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Income Statement:
Net interest income	$143,195	$78,499	$225,974	$152,977
Provision for credit losses	40,400	4,500	48,650	8,300
Noninterest income	40,948	27,073	68,123	48,802
Noninterest expense	171,712	68,110	247,053	130,832
(Loss) income before income taxes	(27,969)	32,962	(1,606)	62,647
(Benefit) provision for income taxes	(5,119)	6,576	(339)	12,692
Net (loss) income	(22,850)	26,386	(1,267)	49,955
Adjusted net income[1]	21,021	26,601	44,694	50,170
Balance Sheet:
Total assets	$15,717,985	$8,435,861	$15,717,985	$8,435,861
Loans held-for-sale	140,706	90,781	140,706	90,781
Loans held-for-investment	11,568,443	6,507,066	11,568,443	6,507,066
Total deposits	13,418,004	7,100,164	13,418,004	7,100,164
Total borrowed funds	205,256	76,066	205,256	76,066
Total stockholders' equity	1,837,392	1,095,402	1,837,392	1,095,402
Per Common Share Data:
Period end common shares outstanding	46,765,434	27,834,525	46,765,434	27,834,525
Weighted average common shares outstanding, basic	46,722,106	27,783,710	37,314,285	27,753,098
Basic earnings per share	$(0.49)	$0.95	$(0.03)	$1.80
Weighted average common shares outstanding, diluted	46,722,106	28,232,319	37,314,285	28,263,943
Diluted (loss) earnings per share	$(0.49)	$0.93	$(0.03)	$1.77
Adjusted diluted earnings per share[1]	0.45	0.94	1.20	1.78
Cash dividends	$—	$—	$—	$—
Dividend payout ratio	—%	—%	—%	—%
Book value per share	$39.29	$39.35	$39.29	$39.35
Tangible book value per share[1]	35.16	35.77	35.16	35.77
Performance Ratios:
Return on average total assets	(0.54)%	1.28%	(0.02)%	1.24%
Adjusted return on average total assets[1]	0.50%	1.29%	0.71%	1.25%

	As of and for the three months ended		As of and for the six months ended
($ in thousands, except per share amounts)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Return on average stockholders' equity	(4.92)%	9.74%	(0.17)%	9.39%
Adjusted return on average stockholders’ equity[1]	4.52%	9.82%	5.93%	9.43%
Return on average tangible stockholders' equity[1]	(4.69)%	10.91%	0.36%	10.55%
Adjusted return on average tangible stockholders' equity[1]	5.86%	11.00%	7.12%	10.60%
Net interest margin	3.58%	4.07%	3.80%	4.07%
Net interest margin (FTE basis)[1]	3.63%	4.13%	3.85%	4.13%
Efficiency ratio	93.25%	64.52%	84.00%	64.84%
Adjusted efficiency ratio[1]	61.99%	64.25%	63.52%	64.70%
Noninterest income to total revenue[2]	22.2%	25.6%	23.2%	24.2%
Balance Sheet Ratios:
Loan to deposit ratio	86.2%	91.6%	86.2%	91.6%
Net charge-offs (recoveries) to average loans outstanding	1.45%	0.83%	1.15%	0.44%
Allowance for credit losses to loans	1.50%	1.28%	1.50%	1.28%
Nonperforming loans to total loans[3]	1.64%	0.84%	1.64%	0.84%
Capital Ratios:
Total risk-based capital to risk-weighted assets	14.13%	15.94%	14.13%	15.94%
Tier 1 risk-based capital to risk-weighted assets	11.95%	13.78%	11.95%	13.78%
Common Equity Tier 1 (CET 1) to risk-weighted assets	11.95%	13.78%	11.95%	13.78%
Tier 1 leverage capital to average assets	9.47%	12.39%	9.47%	12.39%
Average stockholders' equity to average total assets	10.97%	13.15%	11.93%	13.22%
Tangible stockholders' equity to tangible assets[1]	10.59%	11.94%	10.59%	11.94%
Tangible stockholders' equity to tangible assets reflecting net unrealized losses on HTM securities, net of tax[1]	10.57%	11.90%	10.57%	11.90%
Nonfinancial Data:
Full-time equivalent employees	1,630	1,168	1,630	1,168
Banking branches	99	71	99	71
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

Non-GAAP Financial Measures and Reconciliations
The non-GAAP financial measures presented below are used by our management and our Board of Directors on a regular basis in addition to our GAAP results to facilitate the assessment of our financial performance and the efficiency of our operations. Management believes these non-GAAP financial measures provide greater understanding of our ongoing operations, enhance an investor’s understanding of our financial results by providing a meaningful basis for period-to-period comparisons, and assist in analyzing our operating results and comparing them across periods and to those of other companies. This information supplements our GAAP reported results, and should not be viewed in isolation from, or as a substitute for, our GAAP results. Accordingly, this financial information should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report. Non-GAAP financial measures exclude certain items that are included in the financial results presented in accordance with GAAP. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by investors to evaluate a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. These non-GAAP measures are not necessarily comparable to similar measures presented by other companies.
The following table presents GAAP to non-GAAP reconciliations:

	As of and for the three months ended		As of and for the six months ended
($ in thousands, except share and per share amounts)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Tangible stockholders’ equity to tangible assets:
Total stockholders' equity (GAAP)	$1,837,392	$1,095,402	$1,837,392	$1,095,402
Less: Goodwill and other intangible assets
Goodwill	(102,536)	(93,483)	(102,536)	(93,483)
Other intangible assets	(90,452)	(6,228)	(90,452)	(6,228)
Tangible stockholders' equity (non-GAAP)	$1,644,404	$995,691	$1,644,404	$995,691
Total assets (GAAP)	$15,717,985	$8,435,861	$15,717,985	$8,435,861
Less: Goodwill and other intangible assets
Goodwill	(102,536)	(93,483)	(102,536)	(93,483)
Other intangible assets	(90,452)	(6,228)	(90,452)	(6,228)
Tangible assets (non-GAAP)	$15,524,997	$8,336,150	$15,524,997	$8,336,150
Total stockholders' equity to total assets (GAAP)	11.69%	12.99%	11.69%	12.99%
Less: Impact of goodwill and other intangible assets	(1.10)%	(1.05)%	(1.10)%	(1.05)%
Tangible stockholders' equity to tangible assets (non-GAAP)	10.59%	11.94%	10.59%	11.94%
Tangible stockholders’ equity to tangible assets, reflecting net unrealized losses on HTM securities, net of tax:
Tangible stockholders' equity (non-GAAP)	$1,644,404	$995,691	$1,644,404	$995,691
Less: Net unrealized losses on HTM securities, net of tax	(3,553)	(4,238)	(3,553)	(4,238)
Tangible stockholders’ equity less net unrealized losses on HTM securities, net of tax (non-GAAP)	$1,640,851	$991,453	$1,640,851	$991,453
Tangible assets (non-GAAP)	$15,524,997	$8,336,150	$15,524,997	$8,336,150
Less: Net unrealized losses on HTM securities, net of tax	(3,553)	(4,238)	(3,553)	(4,238)
Tangible assets less net unrealized losses on HTM securities, net of tax (non-GAAP)	$15,521,444	$8,331,912	$15,521,444	$8,331,912
Tangible stockholders’ equity to tangible assets (non-GAAP)	10.59%	11.94%	10.59%	11.94%
Less: Net unrealized losses on HTM securities, net of tax	(0.02)%	(0.04)%	(0.02)%	(0.04)%
Tangible stockholders’ equity to tangible assets reflecting net unrealized losses on HTM securities, net of tax (non-GAAP)	10.57%	11.90%	10.57%	11.90%
Tangible book value per share:
Total stockholders' equity (GAAP)	$1,837,392	$1,095,402	$1,837,392	$1,095,402
Tangible stockholders' equity (non-GAAP)	$1,644,404	$995,691	$1,644,404	$995,691
Total shares outstanding	46,765,434	27,834,525	46,765,434	27,834,525
Book value per share (GAAP)	$39.29	$39.35	$39.29	$39.35
Tangible book value per share (non-GAAP)	$35.16	$35.77	$35.16	$35.77

	As of and for the three months ended		As of and for the six months ended
($ in thousands, except share and per share amounts)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Adjusted net income:
Net (loss) income (GAAP)	$(22,850)	$26,386	$(1,267)	$49,955
Add: Adjustments
Merger related expenses, net of tax	43,871	215	45,961	215
Total adjustments, net of tax	43,871	215	45,961	215
Adjusted net income (non-GAAP)	$21,021	$26,601	$44,694	$50,170
Adjusted diluted earnings per share:
Diluted (loss) earnings per share (GAAP)	$(0.49)	$0.93	$(0.03)	$1.77
Add: Impact of adjustments
Merger related expenses, net of tax	0.94	0.01	1.23	0.01
Adjusted diluted earnings per share (non-GAAP)	$0.45	$0.94	$1.20	$1.78
Adjusted return on average total assets:
Return on average total assets (ROAA) (GAAP)	(0.54)%	1.28%	(0.02)%	1.24%
Add: Impact of adjustments
Merger related expenses, net of tax	1.04%	0.01%	0.73%	0.01%
Adjusted ROAA (non-GAAP)	0.50%	1.29%	0.71%	1.25%
Adjusted return on average stockholders’ equity:
Return on average stockholders' equity (ROAE) (GAAP)	(4.92)%	9.74%	(0.17)%	9.39%
Add: Impact of adjustments
Merger related expenses, net of tax	9.44%	0.08%	6.10%	0.04%
Adjusted ROAE (non-GAAP)	4.52%	9.82%	5.93%	9.43%
Return on average tangible stockholders’ equity:
Return on average stockholders’ equity (ROAE) (GAAP)	(4.92)%	9.74%	(0.17)%	9.39%
Add: Impact from goodwill and other intangible assets
Goodwill	(0.57)%	0.98%	(0.02)%	0.97%
Other intangible assets	0.80%	0.19%	0.55%	0.19%
Return on average tangible stockholders’ equity (ROATE) (non-GAAP)	(4.69)%	10.91%	0.36%	10.55%
Adjusted return on average tangible stockholders’ equity:
Return on average tangible stockholders' equity (ROATE) (non-GAAP)	(4.69)%	10.91%	0.36%	10.55%
Add: Impact of adjustments
Merger related expenses, net of tax	10.55%	0.09%	6.76%	0.05%
Adjusted ROATE (non-GAAP)	5.86%	11.00%	7.12%	10.60%
Adjusted total noninterest expense:
Total noninterest expense (GAAP)	$171,712	$68,110	$247,053	$130,832
Less: Adjustments
Merger related expenses	(57,559)	(285)	(60,240)	(285)
Total adjustments	(57,559)	(285)	(60,240)	(285)
Adjusted total noninterest expense (non-GAAP)	$114,153	$67,825	$186,813	$130,547
Adjusted efficiency ratio:
Efficiency ratio (GAAP)	93.25%	64.52%	84.00%	64.84%
Less: Impact of adjustments
Merger related expenses	(31.26)%	(0.27)%	(20.48)%	(0.14)%
Adjusted efficiency ratio (non-GAAP)	61.99%	64.25%	63.52%	64.70%
Fully tax equivalent (“FTE”) net interest income and net interest margin:
Net interest income (GAAP)	$143,195	$78,499	$225,974	$152,977
Gross income effect of tax exempt income	2,198	1,204	3,396	2,396
FTE net interest income (non-GAAP)	$145,393	$79,703	$229,370	$155,373
Average earning assets	$16,031,868	$7,727,556	$11,988,729	$7,576,307
Net interest margin	3.58%	4.07%	3.80%	4.07%
Net interest margin on FTE basis (non-GAAP)	3.63%	4.13%	3.85%	4.13%

Segments
Effective April 1, 2026, we revised our segment reporting structure to better reflect how the CODM evaluates the performance and allocates resources across the business following our acquisition of First Foundation. Historically, the Company had two primary operating segments: Banking and Mortgage Operations. Corporate represents costs not allocated to the operating segments, including those of FirstSun and our non-bank subsidiaries.
Beginning April 1, 2026, we added a third primary operating segment, Private Wealth Banking. This new segment reflects First Foundation Advisors, an SEC-registered investment adviser acquired as part of the First Foundation acquisition. As a result, we now have three primary operating segments: Banking, Private Wealth Banking and Mortgage Operations, and we will continue to report Corporate, which represents costs not allocated to the operating segments, including those of FirstSun and our non-bank subsidiaries. The results discussed below reflect the updated segment structure for all current-period activity. Prior-period segment information has been recast, where applicable, to conform to the current presentation. The change in reportable segments did not impact our consolidated financial statements for prior periods other than reclassifications to conform prior period segment information to the current presentation.
Banking
Three months ended June 30, 2026 and 2025
(Loss) income before income taxes decreased $41.3 million to $(10.5) million for the second quarter of 2026, from $30.9 million for the same period in 2025. The period over period decrease was primarily due to an increase in provision for credit losses, an increase in salary and employee benefits, and an increase in merger related expenses, partially offset by an increase in net interest income. Provision for credit losses increased $37.2 million to $41.7 million for the second quarter of 2026, compared to $4.5 million for the same period in 2025, primarily related to increased net charge-offs on two C&I loans with no previous specific reserves. Salary and employee benefits increased $15.1 million to $46.0 million for the second quarter of 2026, from $30.9 million for the same period in 2025, primarily due to an increase in headcount associated with the acquisition of First Foundation. Merger related expenses increased $40.6 million to $40.9 million for the second quarter of 2026, compared to $0.3 million for the same period in 2025, related to the First Foundation acquisition. Net interest income increased $66.0 million to $137.2 million for the second quarter of 2026, compared to $71.2 million for the same period in 2025, primarily due to the addition of interest-earning assets and interest-bearing liabilities acquired in the First Foundation acquisition and related purchase accounting accretion. Identifiable assets for our Banking segment increased $7.2 billion to $14.2 billion at June 30, 2026 from $7.0 billion at June 30, 2025. The growth in identifiable assets was primarily driven by our acquisition of First Foundation.
Six months ended June 30, 2026 and 2025
Income before income taxes decreased $45.7 million to $15.0 million for the six months ended June 30, 2026, from $60.7 million for the same period in 2025. The period over period decrease was primarily due to an increase in provision for credit losses, an increase in salary and employee benefits, and an increase in merger related expenses, partially offset by an increase in net interest income. Provision for credit losses increased $41.3 million to $49.8 million for the six months ended June 30, 2026, compared to $8.5 million for the same period in 2025, primarily related to increased net charge-offs on two C&I loans with no previous specific reserves. Salary and employee benefits increased $18.5 million to $78.6 million for the six months ended June 30, 2026, compared to $60.1 million for the same period in 2025, primarily due to an increase in headcount associated with the acquisition of First Foundation and due to an increase in headcount of commercial and industrial bankers and support personnel and higher medical insurance costs. Merger related expenses increased $42.9 million to $43.2 million for the six months ended June 30, 2026, compared to $0.3 million for the same period in 2025, related to the First Foundation acquisition. Net interest income increased $72.0 million to $211.4 million for the six months ended June 30, 2026 compared to $139.4 million for the same period in 2025, primarily due to the addition of interest-earning assets and interest-bearing liabilities acquired in the First Foundation acquisition and related purchase accounting accretion.
Private Wealth Banking
Three months ended June 30, 2026 and 2025
Loss before income taxes increased $1.6 million to a loss of $1.8 million for the second quarter of 2026, compared to a loss of $0.2 million for the same period in 2025. The period over period increase in loss was primarily due to an increase in noninterest expense, partially offset by an increase in trust and investment advisory revenues. Noninterest expense increased $9.4 million to $13.3 million for the second quarter of 2026, from $4.0 million for the same period in 2025.

Salary and benefits, a component of noninterest expense, increased $6.1 million to $8.2 million for the second quarter of 2026, from $2.1 million for the same period in 2025, primarily due to an increase in headcount associated with the acquisition of First Foundation. Trust and investment advisory revenues increased $8.0 million to $9.5 million for the second quarter of 2026, compared to $1.5 million for the same period in 2025, primarily due to the addition of First Foundation Advisors following the acquisition of First Foundation. Identifiable assets for our Private Wealth Banking segment increased $17.5 million to $111.1 million at June 30, 2026 from $93.6 million at June 30, 2025. The growth in identifiable assets was primarily driven by the acquisition of First Foundation.
Six months ended June 30, 2026 and 2025
Loss before income taxes increased $2.0 million to a loss of $2.3 million for the six months ended June 30, 2026, compared to a loss of $0.3 million for the same period in 2025. The period over period increase in loss was primarily due to an increase in noninterest expense, partially offset by an increase in trust and investment advisory revenues. Noninterest expense increased $9.7 million to $17.5 million for the six months ended June 30, 2026, from $7.8 million for the same period in 2025. Salary and benefits, a component of noninterest expense, increased $6.2 million to $10.2 million for the six months ended June 30, 2026, from $4.0 million for the same period in 2025, primarily due to an increase in headcount associated with the acquisition of First Foundation. Trust and investment advisory revenues increased $8.1 million to $11.0 million for the six months ended June 30, 2026, compared to $2.9 million for the same period in 2025, primarily due to the addition of First Foundation Advisors following the acquisition of First Foundation.
Mortgage Operations
Three months ended June 30, 2026 and 2025
Income before income taxes increased $1.0 million to $5.5 million for the second quarter of 2026, compared to $4.6 million for the same period in 2025. The period over period increase was primarily due to an increase in revenue from mortgage banking services and increase in net interest income, partially offset by an increase in salary and employee benefits. Revenue from mortgage banking services increased $2.7 million to $16.6 million for the second quarter of 2026, compared to $13.9 million for the same period in 2025, primarily due to an increase in loan originations sold and higher net MSR capitalization. Net interest income increased $1.0 million to $7.2 million for the second quarter of 2026, compared to $6.2 million for the same period in 2025, primarily due to higher average balance and higher average yield on residential real estate loans. Salary and employee benefits increased $2.6 million to $12.9 million for the second quarter of 2026, compared to $10.3 million for the same period in 2025, primarily due to higher levels of variable compensation associated with an increase in mortgage loan originations. Identifiable assets for our Mortgage Operations segment increased $0.1 billion to $1.3 billion at June 30, 2026 from $1.2 billion at June 30, 2025. The growth in identifiable assets was primarily driven by organic growth in our residential mortgage portfolio.
Six months ended June 30, 2026 and 2025
Income before income taxes increased $2.4 million to $9.3 million for the six months ended June 30, 2026, compared to $6.9 million for the same period in 2025. The period over period increase was primarily due to an increase in revenue from mortgage banking services and increase in net interest income, partially offset by an increase in salary and employee benefits. Revenue from mortgage banking services increased $8.0 million to $31.6 million for the six months ended June 30, 2026, compared to $23.6 million for the same period in 2025, primarily due to an increase in loan originations sold and higher net MSR capitalization. Net interest income increased $2.7 million to $14.2 million for the six months ended June 30, 2026, compared to $11.5 million for the same period in 2025, primarily due to higher average balance and higher average yield on residential real estate loans. Salary and employee benefits increased $6.5 million to $24.6 million for the six months ended June 30, 2026, compared to $18.1 million for the same period in 2025, primarily due to higher levels of variable compensation associated with an increase in mortgage loan originations.
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
Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. As a result of our acquisition of First Foundation, which closed on April 1, 2026, we have updated our critical accounting estimates to include acquisition fair value measurements. Accordingly, we have identified the determination of the allowance for credit losses, fair value measurements of MSRs, and acquisition fair value measurements to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, we consider the estimates underlying these policies to be critical accounting estimates and we discuss them directly with the Audit Committee of our Board of Directors.
We provide additional information about our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2025 Annual Report other than with respect to acquisition fair value measurements, which we discuss below. Other than as noted above and discussed below, there have been no material changes to our critical accounting policies or the estimates made pursuant to those policies during the most recent quarter from those disclosed in our 2025 Annual Report.
Our significant accounting policies are discussed in Note 1—Basis of Presentation, Description of Business and Summary of Significant Accounting Policies in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” of our 2025 Annual Report.
Acquisition Fair Value Measurements
The acquisition method of accounting requires assets and liabilities in business combinations to be recorded at their estimated fair values as of the date of acquisition. To estimate fair value, we apply various valuation methodologies to assets acquired and liabilities assumed that often involve significant judgment. Examples of such estimates include loans held-for-investment and core deposit intangible assets, both of which we developed using an income approach. To value loans held-for-investment, management incorporated assumptions such as principal and interest cash flows, principal default and loss rates, prepayment rates, and discount rates utilizing company-specific and market data. The methodology used to value CDI assets considered the cost savings generated from the deposits relative to an alternative source of funds. Management incorporated assumptions in the CDI valuation such as customer attrition, discount rates, alternative cost of funding, and net maintenance costs. These fair value estimates are preliminary and subject to adjustment during the measurement period, which will not exceed one year from the acquisition date, as management obtains additional information about facts and circumstances that existed as of the acquisition date. Changes in these assumptions could result in materially different fair value measurements that may impact our financial condition, results of operations, or disclosures. Discussion of the assumptions and estimates used by us to assess and determine fair values associated with business combinations can be found in Note 2 - Acquisition of First Foundation Inc. of the Notes to Unaudited Consolidated Financial Statements.

Results of Operations
The following table sets forth components of our results of operations:

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands, except per share amounts)	2026	2025	2026	2025
Net interest income	$143,195	$78,499	$225,974	$152,977
Provision for credit losses	40,400	4,500	48,650	8,300
Noninterest income	40,948	27,073	68,123	48,802
Noninterest expense	171,712	68,110	247,053	130,832
(Loss) income before income taxes	(27,969)	32,962	(1,606)	62,647
(Benefit) provision for income taxes	(5,119)	6,576	(339)	12,692
Net (loss) income	(22,850)	26,386	(1,267)	49,955
Diluted (loss) earnings per share	$(0.49)	$0.93	$(0.03)	$1.77
Return on average total assets	(0.54)%	1.28%	(0.02)%	1.24%
Return on average stockholders' equity	(4.92)%	9.74%	(0.17)%	9.39%
Net interest margin	3.58%	4.07%	3.80%	4.07%
Net interest margin - FTE basis (non-GAAP)[1]	3.63%	4.13%	3.85%	4.13%
Efficiency ratio	93.25%	64.52%	84.00%	64.84%
Noninterest income to total revenue[2]	22.2%	25.6%	23.16%	24.19%
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
Interest earned on our loan portfolio is the largest component of our interest income. Our loan portfolios are presented at the principal amount outstanding net of deferred origination fees and unamortized discounts and premiums. Interest income is recognized based on the principal balance outstanding and the stated rate of the loan. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan. Our interest income also includes the accretion of discounts and amortization of premiums on loans we acquired in business combinations, which affects our net interest income and net interest margin. In each business combination, acquired loans are initially recorded at fair value. For loans acquired before our adoption of ASU 2025-08, non-PCD loans were recorded at fair value, with any resulting discount or premium accreted into interest income over the life of the related loan, while PCD loans were recorded at fair value plus an initial allowance for credit losses (the “gross-up approach”), with the resulting non-credit discount or premium similarly accreted into interest income. For loans acquired after our adoption of ASU 2025-08 on April 1, 2026 in connection with our acquisition of First Foundation, loans are evaluated as PCD loans, purchased seasoned loans (“PSLs”), or other acquired loans. PCD loans and PSLs are accounted for using the gross-up approach, under which the initial allowance for credit losses is added to the purchase price to establish the loan’s initial amortized cost basis. Other acquired loans are recorded at fair value and an initial allowance for credit losses is recognized through provision for credit losses. Any non-credit discount or premium is accreted or amortized into interest income over the remaining life of the loan.
Our net interest income can also be significantly influenced by a variety of factors, including overall loan demand, economic conditions, credit risk, the amount of non-earning assets including nonperforming loans and OREO, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities, exercise of call options on borrowings or securities, a general rise or decline in interest rates, changes in the slope of the yield-curve, and balance sheet growth or contraction.
Three months ended June 30, 2026 and 2025
Our net interest income was $143.2 million for the second quarter of 2026, an increase of $64.7 million, or 82.4%, compared to the same period in 2025. Interest income on loans increased by $88.9 million for the second quarter of 2026, compared to the same period in 2025. Interest income on investment securities increased by $20.6 million for the second quarter of 2026, compared to the same period in 2025. Interest income on interest-bearing cash and other assets increased by $3.5 million for the second quarter of 2026, compared to the same period in 2025. Interest expense from total interest-bearing liabilities increased by $48.4 million for the second quarter of 2026, compared to the same period in 2025. Included in net interest income was net accretion income of purchase accounting discounts of $27.2 million for the second quarter of 2026, compared to $0.4 million for the same period in 2025.
Our net interest margin was 3.58% for the second quarter of 2026, compared to 4.07% for the same period in 2025, a decrease of 49 basis points. We experienced a 32 basis point decrease in yield from earning assets, while our total cost of interest-bearing liabilities increased by two basis points for the second quarter of 2026 as compared to the same period in 2025. Total earning assets increased $8.3 billion while total interest-bearing liabilities increased $6.8 billion, for the second quarter of 2026 as compared to the same period in 2025. The effect on net interest margin of net accretion income of purchase accounting discounts was an increase of 68 basis points for the second quarter of 2026, compared to two basis points for the same period in 2025.
Total average loans grew to $12.7 billion for the second quarter of 2026, an increase of $6.1 billion or 91.7%, compared to the same period in 2025, due primarily to loans acquired from First Foundation, as well as organic growth in our loan portfolio. Yield on loans decreased 27 basis points for the second quarter of 2026, compared to the same period in 2025, reflecting the impact of the declining interest rate environment and its impact on variable rate loans in the portfolio and a change in portfolio mix resulting from the addition of lower-yielding primarily public finance and multifamily loans acquired from First Foundation. Average investment securities grew to $2.1 billion for the second quarter of 2026, an increase of $1.6 billion or 310.2%, compared to the same period in 2025, due primarily to investment securities acquired from First Foundation. Yield on investment securities increased 132 basis points for the second quarter of 2026, compared to the same period in 2025, due primarily to investment securities acquired from First Foundation. Average interest-bearing cash and other assets grew to $1.2 billion for the second quarter of 2026, an increase of $647.6 million or 108.5%, compared to the same period in 2025. Yield on interest-bearing cash and other assets decreased 108 basis points for the second quarter of 2026, compared to the same period in 2025, primarily due to the declining interest rate environment.
Average interest-bearing deposits grew to $11.9 billion for the second quarter of 2026, an increase of $6.5 billion or 121.2%, compared to the same period in 2025, due primarily to deposits assumed from First Foundation and organic growth. Cost of interest-bearing deposits decreased one basis point for the second quarter of 2026, compared to the same period in 2025. Average certificates of deposit increased from approximately $1.5 billion for the second quarter of 2025 to approximately $2.8 billion for the second quarter of 2026, due primarily to certificates of deposit assumed from First Foundation. Average FHLB borrowings increased from $2.3 million to $149.4 million for the second quarter of 2026, compared to the same period in 2025, due primarily to the acquisition of First Foundation. Cost of FHLB borrowings decreased 75 basis points for the second quarter of 2026, compared to the same period in 2025. Average other long-term borrowings increased $128.6 million, or 169.2%, for the second quarter of 2026, compared to the same period in 2025. Cost of other long-term borrowings increased 27 basis points for the second quarter of 2026, compared to the same period in 2025.
Six months ended June 30, 2026 and 2025
Our net interest income was $226.0 million for the six months ended June 30, 2026, an increase of $73.0 million, or 47.7%, compared to the same period in 2025. Interest income on loans increased by $95.8 million for the six months ended

June 30, 2026, compared to the same period in 2025. Interest income on investment securities increased by $20.3 million for the six months ended June 30, 2026, compared to the same period in 2025. Interest income on interest-bearing cash and other assets increased by $2.6 million for the six months ended June 30, 2026, compared to the same period in 2025. Interest expense from total interest-bearing liabilities increased by $45.8 million for the six months ended June 30, 2026, compared to the same period in 2025. Included in net interest income was net accretion income of purchase accounting discounts of $27.1 million for the six months ended June 30, 2026, compared to $0.4 million for the same period in 2025.
Our net interest margin was 3.80% for the six months ended June 30, 2026, compared to 4.07% for the same period in 2025, a decrease of 27 basis points. We experienced a 23 basis point decrease in yield from earning assets and total cost of interest-bearing liabilities decreased by seven basis points for the six months ended June 30, 2026, compared to the same period in 2025. Total earning assets increased $4.4 billion while total interest-bearing liabilities increased $3.5 billion, for the six months ended June 30, 2026 as compared to the same period in 2025. The effect on net interest margin of net accretion income of purchase accounting discounts was an increase of 46 basis points for the six months ended June 30, 2026, compared to one basis point for the same period in 2025.
Total average loans grew to $9.8 billion for the six months ended June 30, 2026, an increase of $3.3 billion, compared to the same period in 2025, due primarily to loans acquired from First Foundation, as well as organic growth in our loan portfolio. Yield on loans decreased 16 basis points for the six months ended June 30, 2026, compared to the same period in 2025, reflecting the impact of the declining interest rate environment and its impact on variable rate loans in the portfolio and a change in portfolio mix resulting from the addition of lower-yielding primarily public finance and multifamily loans acquired from First Foundation. Average investment securities grew to $1.3 billion for the six months ended June 30, 2026, an increase of $0.8 billion or 157.1%, compared to the same period in 2025, due primarily to investment securities acquired from First Foundation. Yield on investment securities increased 100 basis points for the six months ended June 30, 2026, compared to the same period in 2025, due primarily to investment securities acquired from First Foundation. Average interest-bearing cash and other assets grew to $0.9 billion for the six months ended June 30, 2026, an increase of $0.3 billion or 63.1%, compared to the same period in 2025. Yield on interest-bearing cash and other assets decreased 107 basis points for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to the declining interest rate environment.
Average interest-bearing deposits grew to $8.6 billion for the six months ended June 30, 2026, an increase of $3.4 billion or 65.2%, compared to the same period in 2025, due primarily to deposits assumed from First Foundation, as well as organic growth. Cost of interest-bearing deposits decreased nine basis points for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to the declining interest rate environment largely offset by the addition of higher-cost deposits acquired from First Foundation. Average FHLB borrowings increased from $15.8 million to $75.6 million for the six months ended June 30, 2026, compared to the same period in 2025, due primarily to the acquisition of First Foundation. Cost of FHLB borrowings decreased 66 basis points for the six months ended June 30, 2026, compared to the same period in 2025. Average other long-term borrowings increased $45.2 million, or 59.5%, for the six months ended June 30, 2026, compared to the same period in 2025. Cost of other long-term borrowings increased five basis points for the six months ended June 30, 2026 compared to the same period in 2025.

The following tables set forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods presented. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.
As of and for the three months ended June 30,:

	2026			2025
(In thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest Earning Assets
Loans[1]	12,694,317	195,040	6.16%	6,620,493	106,117	6.43%
Investment securities	2,093,214	25,062	4.80%	510,350	4,433	3.48%
Interest-bearing cash and other assets	1,244,337	9,914	3.20%	596,713	6,371	4.28%
Total earning assets	16,031,868	230,016	5.75%	7,727,556	116,921	6.07%
Other assets	962,089			537,156
Total assets	$16,993,957			$8,264,712

Interest-bearing liabilities
Demand and NOW deposits	$3,012,754	$15,487	2.06%	$1,518,316	$6,707	1.77%
Savings deposits	2,428,253	16,323	2.70%	401,093	576	0.58%
Money market deposits	3,611,570	26,726	2.97%	1,934,487	15,802	3.28%
Certificates of deposit	2,798,815	23,358	3.35%	1,504,235	14,100	3.76%
Total deposits	11,851,392	81,894	2.77%	5,358,131	37,185	2.78%
Repurchase agreements	23,468	152	2.61%	9,024	36	1.61%
Total deposits and repurchase agreements	11,874,860	82,046	2.77%	5,367,155	37,221	2.78%
FHLB borrowings	149,374	1,480	3.97%	2,308	27	4.72%
Other long-term borrowings	204,667	3,295	6.46%	76,025	1,174	6.19%
Total interest-bearing liabilities	12,228,901	86,821	2.85%	5,445,488	38,422	2.83%
Noninterest-bearing deposits	2,622,311			1,587,302
Other liabilities	278,849			145,064
Stockholders' equity	1,863,896			1,086,858
Total liabilities and stockholders' equity	$16,993,957			$8,264,712

Net interest income		$143,195			$78,499
Net interest spread		2.90%			3.24%
Net interest margin		3.58%			4.07%
Net interest margin - FTE basis (non-GAAP)[2]		3.63%			4.13%
[1] Includes loans held-for-investment, including nonaccrual loans, and loans held-for-sale.
[2] See section entitled “Non-GAAP Financial Measures and Reconciliations” for information regarding non-GAAP financial measures and a reconciliation to the most comparable GAAP equivalent.

As of and for the six months ended June 30,:

	2026			2025
(In thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest Earning Assets
Loans[1]	9,792,021	302,598	6.23%	6,521,154	206,797	6.39%
Investment securities	1,300,988	29,128	4.51%	506,103	8,803	3.51%
Interest-bearing cash and other assets	895,720	14,416	3.25%	549,050	11,768	4.32%
Total earning assets	11,988,729	346,142	5.82%	7,576,307	227,368	6.05%
Other assets	743,804			543,032
Total assets	$12,732,533			$8,119,339

Interest-bearing liabilities
Demand and NOW deposits	$2,273,546	$21,844	1.94%	$1,495,079	$12,689	1.71%
Savings deposits	1,410,791	16,797	2.40%	400,948	1,145	0.58%
Money market deposits	2,955,179	42,797	2.92%	1,813,344	28,725	3.19%
Certificates of deposit	2,007,012	33,235	3.34%	1,525,814	29,020	3.84%
Total deposits	8,646,528	114,673	2.67%	5,235,185	71,579	2.76%
Repurchase agreements	16,628	193	2.34%	9,318	73	1.59%
Total deposits and repurchase agreements	8,663,156	114,866	2.67%	5,244,503	71,652	2.76%
FHLB borrowings	75,646	1,480	3.95%	15,823	362	4.61%
Other long-term borrowings	121,157	3,822	6.36%	75,966	2,377	6.31%
Total interest-bearing liabilities	8,859,959	120,168	2.74%	5,336,292	74,391	2.81%
Noninterest-bearing deposits	2,125,679			1,559,878
Other liabilities	227,357			150,172
Stockholders’ equity	1,519,538			1,072,997
Total liabilities and stockholders’ equity	$12,732,533			$8,119,339

Net interest income		$225,974			$152,977
Net interest spread		3.08%			3.24%
Net interest margin		3.80%			4.07%
Net interest margin - FTE basis (non-GAAP)[2]		3.85%			4.13%
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

	For the three months ended June 30,
	2026 Versus 2025 Increase (Decrease) Due to:
(In thousands)	Rate	Volume	Total
Interest Earning Assets
Loans[1]	$(4,572)	$93,495	$88,923
Investment securities	2,242	18,387	20,629
Interest-bearing cash	(1,949)	5,492	3,543
Total earning assets	(4,279)	117,374	113,095
Interest-Bearing Liabilities
Demand and NOW deposits	1,252	7,528	8,780
Savings deposits	6,634	9,113	15,747
Money market deposits	(1,613)	12,537	10,924
Certificates of deposit	(1,696)	10,954	9,258
Total deposits	4,577	40,132	44,709
Repurchase agreements	32	84	116
Total deposits and repurchase agreements	4,609	40,216	44,825
FHLB borrowings	(5)	1,458	1,453
Other long-term borrowings	51	2,070	2,121
Total interest-bearing liabilities	4,655	43,744	48,399
Net interest income	$(8,934)	$73,630	$64,696
[1] Includes loans held-for-investment, including nonaccrual loans, and loans held-for-sale.

	For the six months ended June 30,
	2026 Versus 2025 Increase (Decrease) Due to:
(In thousands)	Rate	Volume	Total
Interest Earning Assets
Loans[1]	$(5,405)	$101,206	$95,801
Investment securities	3,142	17,183	20,325
Interest-bearing cash	(3,455)	6,103	2,648
Total earning assets	(5,718)	124,492	118,774
Interest-Bearing Liabilities
Demand and NOW deposits	1,852	7,303	9,155
Savings deposits	8,722	6,930	15,652
Money market deposits	(2,650)	16,722	14,072
Certificates of deposit	(4,098)	8,313	4,215
Total deposits	3,826	39,268	43,094
Repurchase agreements	45	75	120
Total deposits and repurchase agreements	3,871	39,343	43,214
FHLB borrowings	(60)	1,178	1,118
Other long-term borrowings	19	1,426	1,445
Total interest-bearing liabilities	3,830	41,947	45,777
Net interest income	$(9,548)	$82,545	$72,997
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
We recorded a provision for credit losses of $40.4 million and $48.7 million for the second quarter of 2026 and for the six months ended June 30, 2026, respectively, compared to $4.5 million and $8.3 million for the same periods in 2025. The increase in our provision for credit losses for the second quarter of 2026 and for the six months ended June 30, 2026 was primarily related to increased net charge-offs on two C&I loans with no previous specific reserves. The first is an asset-based loan to a materials distributor with an outstanding principal balance of approximately $23.6 million at June 30, 2026, for which we recognized an approximately $22.0 million charge-off in the second quarter of 2026. The second is a loan to a technology company with an outstanding principal balance of approximately $16.0 million at June 30, 2026, for which we recognized an approximately $12.9 million charge-off in the second quarter of 2026.
Noninterest Income
The following table presents noninterest income:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2026	2025	2026	2025
Deposit account service fees	$2,292	$2,016	$4,388	$4,043
Treasury management service fees	5,067	4,333	9,680	8,527
Credit and debit card fees	2,952	2,728	5,665	5,314
Trust and investment advisory fees	9,413	1,473	10,902	2,894
Mortgage banking services, net	15,958	13,274	30,273	22,329
Other noninterest income	5,266	3,249	7,215	5,695
Total noninterest income	$40,948	$27,073	$68,123	$48,802
Three months ended June 30, 2026 and 2025
Our noninterest income increased $13.9 million to $40.9 million for the second quarter of 2026 from $27.1 million for the same period in 2025.
Deposit account service fees include overdraft and non-sufficient funds charges, and other service fees. Deposit account service fees increased $0.3 million for the second quarter of 2026, compared to the same period in 2025, primarily due to an increase in wire transfer service charges and non-sufficient funds and overdraft fees.
Treasury management service fees include financial information management, accounts receivable management, accounts payable services, fraud mitigation services, and cash flow management. Treasury management service fees increased $0.7 million for the second quarter of 2026 compared to the same period in 2025, primarily due to an overall increase in our business customer base as a result of our acquisition of First Foundation as well as an increase in products and services provided to our existing customer base.
Credit and debit card fees represent interchange income from credit and debit card activity and referral fees earned from processing fees on card transactions by our business customers. Credit and debit card fees increased $0.2 million for the second quarter of 2026 compared to the same period in 2025, due to an increase in VISA purchase card transaction volumes.
Trust and investment advisory fees represent fees we receive in connection with our investment advisory and custodial management services of investment accounts. Trust and investment advisory fees increased $7.9 million for the second quarter of 2026 compared to the same period in 2025, primarily due to higher assets under management associated with the acquisition of First Foundation.

The components of mortgage banking services were as follows:

	For the three months ended June 30,
(In thousands)	2026	2025
Net sale gains and fees from mortgage loan originations, including loans held-for-sale changes in fair value and hedging	$8,243	$6,601
Mortgage servicing income	4,990	4,640
Net MSR capitalization and changes in fair value, net of derivative activity	2,725	2,033
Mortgage banking services, net	$15,958	$13,274
For the second quarter of 2026, mortgage banking services increased $2.7 million, compared to the same period in 2025. Total loan originations for sale were $464.7 million for the second quarter of 2026, an increase of $84.0 million from $380.6 million for the same period in 2025. The increase in loan originations sold resulted in the increase in revenue related to net sale gains and fees from loan originations, including fair value changes in the held-for-sale portfolio and hedging activity. We retain servicing rights on the majority of mortgage loans that we sell, which drove the increase in servicing income of $0.4 million to $5.0 million for the second quarter of 2026, from $4.6 million for the same period in 2025. Net MSR capitalization and changes in fair value, net of derivative activity, increased $0.7 million in the second quarter of 2026, compared to the same period in 2025. The increase in revenue related to our MSRs was due to higher net MSR capitalization.
The following table shows the hypothetical effect on the fair value of our residential real estate MSRs when applying certain unfavorable variations of key assumptions to these assets as of June 30, 2026.

(In thousands)	10%	20%
Discount rate	$3,193	$(426)
Total prepayment speeds	3,764	687
Cost of servicing each loan	6,018	5,028
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
Other noninterest income increased $2.0 million for the second quarter of 2026 compared to the same period in 2025, primarily due to the addition of multifamily banking services income and increases in credit line and other loan fees resulting from the acquisition of First Foundation, an increase in income from BOLI, and an increase in the fair value of investments related to our deferred compensation plan, partially offset by a write-down of an OREO property.
Six months ended June 30, 2026 and 2025
Our noninterest income increased $19.3 million to $68.1 million for the six months ended June 30, 2026 from $48.8 million for the same period in 2025.
Deposit account service fees increased $0.3 million for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to an increase in wire transfer service charges and non-sufficient funds and overdraft fees.
Treasury management service fees increased $1.2 million for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to an overall increase in our business customer base as a result of our acquisition of First Foundation as well as an increase in products and services provided to our existing customer base.
Credit and debit card fees increased $0.4 million for the six months ended June 30, 2026, compared to the same period in 2025, due to an increase in VISA purchase card transaction volumes.
Trust and investment advisory fees increased $8.0 million for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to higher assets under management associated with the acquisition of First Foundation.

The components of mortgage banking services were as follows:

	For the six months ended June 30,
(In thousands)	2026	2025
Net sale gains and fees from mortgage loan originations, including loans held-for-sale changes in fair value and hedging	$16,594	$11,164
Mortgage servicing income	9,959	9,145
Net MSR capitalization and changes in fair value, net of derivative activity	3,720	2,020
Mortgage banking services, net	$30,273	$22,329
For the six months ended June 30, 2026, mortgage banking services income increased $7.9 million, compared to the same period in 2025. Total loan originations for sale were $890.6 million for the six months ended June 30, 2026, an increase of $259.0 million from $631.6 million for the same period in 2025. The increase in loan originations sold and higher margins resulted in the increase in revenue related to net sale gains and fees from loan originations, including fair value changes in the held-for-sale portfolio and hedging activity. We retain servicing rights on the majority of mortgage loans that we sell, which drove the increase in servicing income of $0.8 million to $10.0 million for the six months ended June 30, 2026, from $9.1 million for the same period in 2025. Net MSR capitalization and changes in fair value, net of derivative activity, increased $1.7 million for the six months ended June 30, 2026, compared to the same period in 2025. The increase in revenue related to our MSRs was primarily the result of changes in market interest rates and our corresponding hedging positions.
Other noninterest income increased $1.5 million for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to the addition of multifamily banking services income and increases in credit line and other loan fees resulting from the acquisition of First Foundation, an increase in income from BOLI, and an increase in the fair value of investments related to our deferred compensation plan, partially offset by a write-down of an OREO property.
Noninterest Expense
The following table presents noninterest expense:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2026	2025	2026	2025
Salary and employee benefits	$68,744	$43,921	$116,100	$83,482
Occupancy, equipment and software	15,504	9,541	25,510	19,077
Customer service costs	2,742	—	2,742	—
Amortization and impairment of intangible assets	4,237	578	4,744	1,206
Merger related expenses	57,559	285	60,240	285
Other noninterest expenses	22,926	13,785	37,717	26,782
Total noninterest expenses	$171,712	$68,110	$247,053	$130,832
Three months ended June 30, 2026 and 2025
Our noninterest expenses increased $103.6 million to $171.7 million for the second quarter of 2026, from $68.1 million for the same period in 2025.
Salary and employee benefits increased $24.8 million for the second quarter of 2026 compared to the same period in 2025, primarily due to an increase in headcount associated with the acquisition of First Foundation.
Occupancy, equipment and software increased $6.0 million for the second quarter of 2026 compared to the same period in 2025, primarily due to higher software subscriptions and license fees and rent expense resulting from the acquisition of First Foundation.
Customer service costs were $2.7 million for the second quarter of 2026 and consist of costs reimbursed to deposit customers in connection with noninterest-bearing demand deposit accounts assumed from First Foundation.

Amortization and impairment of intangible assets increased $3.7 million for the second quarter of 2026 compared to the same period in 2025, primarily due to core deposit and customer relationship intangibles amortization resulting from the acquisition of First Foundation.
Merger related expenses increased $57.3 million for the second quarter of 2026 compared to the same period in 2025, resulting from the acquisition of First Foundation.
Other noninterest expense increased $9.1 million for the second quarter of 2026 compared to the same period in 2025, primarily due to higher data processing and FDIC insurance expenses associated with our increased scale following the acquisition of First Foundation.
Six months ended June 30, 2026 and 2025
Our noninterest expenses increased $116.2 million to $247.1 million for the six months ended June 30, 2026, from $130.8 million for the same period in 2025.
Salary and employee benefits increased $32.6 million for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to an increase in headcount associated with the acquisition of First Foundation and due to an increase in headcount of commercial and industrial bankers and support personnel, higher levels of variable compensation associated with an increase in residential mortgage loan originations, and higher medical insurance costs.
Occupancy, equipment and software increased $6.4 million for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to higher software subscriptions and license fees and rent expense resulting from the acquisition of First Foundation.
Customer service costs were $2.7 million for the six months ended June 30, 2026 and consist of costs reimbursed to deposit customers in connection with noninterest-bearing demand deposit accounts assumed from First Foundation.
Amortization of intangible assets increased $3.5 million for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to core deposit and customer relationship intangibles amortization resulting from the acquisition of First Foundation.
Merger related expenses increased $60.0 million for the six months ended June 30, 2026 compared to the same period in 2025, resulting from the acquisition of First Foundation.
Other noninterest expense increased $10.9 million for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to higher data processing and FDIC insurance expenses associated with our increased scale following the acquisition of First Foundation.
Income Taxes
Three months ended June 30, 2026 and 2025
We recorded an income tax benefit for the second quarter of 2026 of $5.1 million, compared to income tax expense of $6.6 million for the same period in 2025. The decrease in income tax expense was due to a decrease in income during the second quarter of 2026, compared to the same period in 2025. Our effective tax rate was 18.3% for the second quarter of 2026, compared to 20.0% for the same period in 2025.
Six months ended June 30, 2026 and 2025
We recorded an income tax benefit for the six months ended June 30, 2026 of $0.3 million, compared to income tax expense of $12.7 million for the same period in 2025. The decrease in income tax expense was primarily due to a decrease in income during the six months ended June 30, 2026, compared to the same period in 2025. Our effective tax rate was 21.1% for the six months ended June 30, 2026, compared to 20.3% for the same period in 2025.

Financial Condition
Balance Sheet
Our total assets were $15.7 billion and $8.5 billion, total liabilities were $13.9 billion and $7.3 billion, and total stockholders’ equity was $1.8 billion and $1.2 billion at June 30, 2026 and December 31, 2025, respectively.
On June 30, 2026, our consolidated balance sheet included the impact of our acquisition of First Foundation, which closed on April 1, 2026, as discussed in Note 2 - Acquisition of First Foundation Inc. in Part I, Item 1 of this Quarterly Report. Under ASC 805, Business Combinations, we may adjust provisional fair values of assets acquired and liabilities assumed in a business combination for a measurement period of up to one year beyond the acquisition date as additional information about the facts and circumstances that existed as of the acquisition date becomes available. If applicable, any future measurement-period adjustments will be recorded as adjustments to the provisional amounts recognized at the acquisition date, with a corresponding adjustment to goodwill, as applicable. Below is a summary of the related impact of the First Foundation acquisition on our balance sheet as of the acquisition date:
•The fair value of assets acquired totaled $11.2 billion and included net loans of $6.0 billion and investment securities of $2.9 billion.
•The fair value of liabilities assumed totaled $10.5 billion and included total deposits of $8.8 billion and total borrowings of $1.6 billion.
•Core deposit intangibles and other intangibles recorded totaled $90.2 million.
•Preliminary goodwill recorded totaled $9.1 million.
On June 4, 2026, we closed on the sale of approximately $890 million of performing multifamily commercial real estate loans acquired from First Foundation to an unaffiliated third party. On June 25, 2026, we completed the sale of approximately $336 million of performing municipal loans acquired from First Foundation to an unaffiliated third party. These loan sales were each contemplated and announced as part of our balance sheet repositioning strategy related to the acquisition of First Foundation. Our balance sheet repositioning strategy resulted in the liquidation of assets, namely $1.2 billion in cash, $1.4 billion in securities, and $1.3 billion of loans (including the multifamily commercial real estate and municipal loans noted above), to reduce approximately $2.5 billion of deposits and $1.4 billion of borrowings.
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
Our securities available-for-sale increased by $1.4 billion to $1.9 billion at June 30, 2026, compared to December 31, 2025, due primarily to the First Foundation acquisition. During the period ended June 30, 2026, the securities held-to-maturity decreased $0.6 million to $33.3 million compared to December 31, 2025.

The following table is a summary of our investment portfolio as of:

	June 30, 2026		December 31, 2025
(In thousands)	Carrying Amount	% of Portfolio	Carrying Amount	% of Portfolio
Available-for-sale:
U.S. treasury	$33,638	1.8%	$33,270	7.1%
U.S. agency	6,582	0.3%	412	0.1%
Obligations of states and political subdivisions	29,649	1.6%	28,073	6.0%
Mortgage backed - residential	717,552	37.6%	96,176	20.5%
Collateralized mortgage obligations	711,218	37.3%	150,797	32.1%
Mortgage backed - commercial	392,687	20.6%	143,993	30.7%
Other debt	16,048	0.8%	16,249	3.5%
Total available-for-sale	$1,907,374	100.0%	$468,970	100.0%
Held-to-maturity:
Obligations of states and political subdivisions	$25,981	78.1%	$25,890	76.5%
Mortgage backed - residential	5,112	15.4%	5,467	16.2%
Collateralized mortgage obligations	2,181	6.5%	2,482	7.3%
Total held-to-maturity	$33,274	100.0%	$33,839	100.0%
The following table shows the weighted average yield to average life, which considers expected prepayments, of each category of investment securities as of June 30, 2026:

(In thousands)	One year or less		One to five years		Five to ten years		After ten years
	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield
Available-for-sale:
U.S. treasury	$—	—%	$33,638	1.32%	$—	—%	$—	—%
U.S. agency	12	5.54%	275	3.90%	129	5.93%	6,166	4.35%
Obligations of states and political subdivisions	1,957	3.77%	2,044	3.03%	21,921	0.35%	3,727	2.47%
Mortgage backed - residential	315	2.51%	3,286	3.58%	16,125	3.22%	697,826	4.65%
Collateralized mortgage obligations	—	—%	407	2.48%	276	4.41%	710,535	4.17%
Mortgage backed - commercial	2,794	2.57%	53,003	3.11%	68,716	2.89%	268,174	5.77%
Other debt	—	—%	9,686	3.13%	6,362	2.93%	—	—%
Total available-for-sale	$5,078	3.04%	$102,339	2.54%	$113,529	2.46%	$1,686,428	4.62%
Held-to-maturity:
Obligations of states and political subdivisions	$648	1.55%	$325	3.10%	$—	—%	$25,008	3.52%
Mortgage backed - residential	15	2.10%	21	5.22%	2,776	2.52%	2,300	3.26%
Collateralized mortgage obligations	—	—%	—	—%	214	2.31%	1,967	2.98%
Total held-to-maturity	$663	1.56%	$346	3.23%	$2,990	2.51%	$29,275	3.47%

Loans
Our loan portfolio represents a broad range of borrowers primarily in our markets in Texas, Kansas, Colorado, New Mexico, Arizona, California, Washington, Florida, Nevada and Hawaii, primarily comprised of commercial and industrial, commercial real estate, residential real estate, and public finance loans. We have a diversified portfolio across a variety of industries, and the portfolio is generally centered in the states in which we have branch offices. Our lending focus continues to be on operating companies, including commercial and industrial loans and lines-of-credit, as well as owner occupied commercial real estate loans.
Total loans held-for-investment, net of deferred fees, costs, premiums and discounts were $11.6 billion at June 30, 2026 and $6.7 billion at December 31, 2025, with the increase due primarily to the acquisition of First Foundation.
The following table sets forth the composition of our loan portfolio, as of:

	June 30, 2026		December 31, 2025
(In thousands)	Amount	% of total loans	Amount	% of total loans
Commercial and industrial	$3,579,772	30.9%	$2,937,867	44.0%
Commercial real estate:
Non-owner occupied	1,195,172	10.3%	742,002	11.1%
Owner occupied	951,226	8.2%	700,774	10.5%
Construction and land	218,441	1.9%	268,652	4.0%
Multifamily	2,613,194	22.6%	210,368	3.2%
Total commercial real estate	4,978,033	43.0%	1,921,796	28.8%
Residential real estate[1]	1,913,575	16.5%	1,221,086	18.3%
Public finance	957,556	8.3%	501,582	7.5%
Consumer	29,569	0.3%	32,651	0.5%
Other	114,047	1.0%	58,198	0.9%
Total loans, excluding loan hedge fair value	11,572,552	100.0%	6,673,180	100.0%
Loan hedge fair value[2]	(4,109)		—
Total loans	$11,568,443		$6,673,180
[1] Includes 1-4 family residential construction. [2] Represents fair value hedge basis adjustments related to active portfolio layer method hedges, which are not allocated to individual loans.
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
Commercial real estate (“CRE”) loans include owner and non-owner occupied commercial real estate mortgage loans to operating commercial and agricultural businesses, and include both loans for long-term financing of land and buildings, multifamily residential mortgage loans for terms up to 30 years for 5+ unit properties, and loans made for the initial development or construction of a commercial real estate project. Non-owner occupied CRE loans were 63.7% of the Company’s risk-based capital, or 10.3% of total loans as of June 30, 2026. Non-owner occupied CRE loans associated with office space were $115.7 million, or 1.0% of total loans as of June 30, 2026. Owner occupied CRE loans associated with office space were $148.6 million, or 1.3% of total loans as of June 30, 2026.
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

Maturities and Sensitivity of Loans to Changes in Interest Rates
The information in the following tables is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following tables summarize the loan maturity distribution by type and related interest rate characteristics as of June 30, 2026:

(In thousands)	One year or less	After one through five years	After five through 15 years	After 15 years	Total
Commercial and industrial	$741,273	$2,610,329	$201,516	$26,654	$3,579,772
Commercial real estate	590,586	1,573,394	696,533	2,117,520	4,978,033
Residential real estate	87,419	38,961	51,620	1,735,575	1,913,575
Public finance	11,775	193,163	441,187	311,431	957,556
Consumer	10,930	8,860	9,527	252	29,569
Other	13,007	74,186	22,551	4,303	114,047
Total loans	$1,454,990	$4,498,893	$1,422,934	$4,195,735	$11,572,552

(In thousands)	One year or less	After one through five years	After five through 15 years	After 15 years	Total	Total Loans Maturing After 1 Year
Loans maturing with:
Fixed interest rates
Commercial and industrial	$59,912	$328,975	$96,638	$1,148	$486,673	$426,761
Commercial real estate	249,501	736,893	402,788	6,401	1,395,583	1,146,082
Residential real estate	71,714	28,162	32,937	336,165	468,978	397,264
Public finance	8,539	192,887	436,911	311,431	949,768	941,229
Consumer	6,100	7,712	9,399	25	23,236	17,136
Other	9,225	68,156	18,830	4,285	100,496	91,271
Total fixed interest rate loans	$404,991	$1,362,785	$997,503	$659,455	$3,424,734	$3,019,743
Floating or adjustable interest rates
Commercial and industrial	$681,361	$2,281,354	$104,878	$25,506	$3,093,099	$2,411,738
Commercial real estate	341,085	836,501	293,745	2,111,119	3,582,450	3,241,365
Residential real estate	15,705	10,799	18,683	1,399,410	1,444,597	1,428,892
Public finance	3,236	276	4,276	—	7,788	4,552
Consumer	4,830	1,148	128	227	6,333	1,503
Other	3,782	6,030	3,721	18	13,551	9,769
Total floating or adjustable interest rate loans	$1,049,999	$3,136,108	$425,431	$3,536,280	$8,147,818	$7,097,819
Total loans	$1,454,990	$4,498,893	$1,422,934	$4,195,735	$11,572,552	$10,117,562
Allowance for Credit Losses
At June 30, 2026, our allowance for credit losses was $173.6 million, compared to $85.0 million at December 31, 2025. The increase in the allowance for credit losses was primarily driven by $92.5 million of allowance for credit losses recorded for loans acquired in the acquisition of First Foundation.
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
The following table presents, by loan type, the changes in the allowance for credit losses:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2026	2025	2026	2025
Balance, beginning of period	$82,955	$91,790	$85,016	$88,221
Acquisition of First Foundation Inc.	92,500	—	92,500	—
Loan charge-offs:
Commercial and industrial	(40,369)	(11,089)	(50,953)	(11,732)
Commercial real estate	(2,000)	—	(2,000)	—
Residential real estate	(178)	—	(178)	—
Public finance	—	(1,680)	—	(1,680)
Consumer	(26)	(85)	(90)	(254)
Other	—	(743)	—	(743)
Total loan charge-offs	(42,573)	(13,597)	(53,221)	(14,409)
Recoveries of loans previously charged-off:
Commercial and industrial	153	2	221	121
Commercial real estate	3	—	3	—
Residential real estate	—	—	—	23
Consumer	13	48	32	87
Total loan recoveries	169	50	256	231
Net loan charge-offs	(42,404)	(13,547)	(52,965)	(14,178)
Provision for credit losses[1]	40,500	4,750	49,000	8,950
Balance, end of period	$173,551	$82,993	$173,551	$82,993
Allowance for credit losses to total loans	1.50%	1.28%	1.50%	1.28%
Ratio of net charge-offs to average loans outstanding	1.45%	0.83%	1.15%	0.44%
[1] For the three months ended June 30, 2026 and 2025 we recorded a benefit for credit losses on unfunded commitments of $100 and $250, respectively. For the six months ended June 30, 2026 and 2025 we recorded a benefit for credit losses on unfunded commitments of $350 and $650, respectively. For further information, see Note 4 - Loans.

The following table presents net charge-offs (recoveries) to average loans outstanding by loan category:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2026	2025	2026	2025
Commercial and industrial	4.52%	1.39%	2.99%	0.76%
Commercial real estate	0.16%	—%	0.11%	—%
Residential real estate	0.04%	—%	0.02%	—%
Public finance	—%	1.25%	—%	0.63%
Consumer	0.12%	0.39%	0.30%	0.87%
Other	—%	24.09%	—%	2.99%

Allocation of Allowance for Credit Losses
The following table presents the allocation of the allowance for credit losses by category and the percentage of loans by category to total loans as of:

	June 30, 2026		December 31, 2025
(In thousands)	Allowance Amount	% of loans in each category to total loans	Allowance Amount	% of loans in each category to total loans
Commercial and industrial	$53,779	30.9%	$42,902	44.0%
Commercial real estate	86,905	43.0%	24,408	28.8%
Residential real estate	21,279	16.5%	13,323	18.3%
Public finance	8,534	8.3%	2,942	7.5%
Consumer	643	0.3%	721	0.5%
Other	2,411	1.0%	720	0.9%
Total	$173,551	100.0%	$85,016	100.0%
Criticized and Nonperforming Assets
We have established policies and procedures to guide us in originating, monitoring and maintaining the credit quality of our loan portfolio. These policies and procedures are expected to be followed by our bankers and underwriters and exceptions to these policies require elevated levels of approval and are reported to our board of directors.
Criticized loans consist of loans for which management has identified elevated credit risk through its ongoing credit administration and risk rating processes. These loans include credits classified as special mention, substandard, doubtful, or loss based on an evaluation of the borrower's financial condition, repayment capacity, collateral support, guarantor strength, and other relevant factors. Criticized loans are monitored closely by management and are subject to enhanced review procedures. Changes in criticized loan balances may result from the migration of loans between risk rating categories, changes in credit quality, portfolio acquisitions, loan payoffs, charge-offs, or other portfolio management activities.
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
Criticized loans increased to $895.2 million, or 7.7% of total loans, at June 30, 2026, compared to $311.7 million, or 4.7% of total loans, at December 31, 2025. Approximately 78% of the increase was attributable to loans acquired from First Foundation, primarily in the multifamily real estate portfolio, included within commercial real estate. As part of the First Foundation acquisition, we performed a comprehensive credit review of the acquired loans, including the assignment of risk ratings under our credit grading methodologies, and loans were recorded at their amortized cost basis, which reflects their acquisition date fair value plus the initial allowance for expected credit losses recognized at acquisition.
Including the impact of the acquisition of First Foundation, the increase in criticized loans was concentrated in a limited number of industry segments, primarily multifamily real estate, included in commercial real estate, which represented approximately 62% of the total increase in criticized balances and approximately 40% of total criticized loans at June 30, 2026. Management believes the underlying collateral positions remain supportive of carrying values, as criticized multifamily loans had a weighted-average loan-to-value ratio of approximately 68% at quarter end.

The following table sets forth our criticized loans by portfolio type as of:

	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Public Finance	Consumer	Total
June 30, 2026
Special Mention	$113,642	$254,621	$5,810	$9,332	$999	$384,404
Substandard - Accruing	63,283	240,499	2,593	14,438	—	320,813
Substandard - Nonaccrual	67,081	68,677	29,816	—	52	165,626
Doubtful	24,357	—	—	—	—	24,357
Total criticized loans	$268,363	$563,797	$38,219	$23,770	$1,051	$895,200
December 31, 2025
Special Mention	$93,167	$62,501	$3,272	$—	$—	$158,940
Substandard - Accruing	71,507	21,154	49	—	—	92,710
Substandard - Nonaccrual	32,342	5,199	21,126	—	46	58,713
Doubtful	1,368	—	—	—	—	1,368
Total criticized loans	$198,384	$88,854	$24,447	$—	$46	$311,731
Nonperforming loans increased to $190.1 million, or 1.64% of total loans at June 30, 2026, compared to $60.8 million, or 0.91% at December 31, 2025, and included $32.7 million of PCD loans acquired from First Foundation. The increase was primarily concentrated in a limited number of larger credit relationships across multifamily real estate, included in commercial real estate, certain commercial and industrial borrowers, and residential mortgage loans, and we do not believe they reflect broad-based or systemic credit deterioration across our loan portfolio.
The following table sets forth our nonperforming assets as of:

(In thousands)	June 30, 2026	December 31, 2025
Nonaccrual loans:
Commercial and industrial	$91,438	$33,710
Commercial real estate	68,677	5,199
Residential real estate	29,816	21,126
Consumer	52	46
Total nonaccrual loans	189,983	60,081
Accrual loans greater than 90 days past due	132	690
Total nonperforming loans	190,115	60,771
Other real estate owned and foreclosed assets, net	16,808	11,514
Total nonperforming assets	$206,923	$72,285
Nonaccrual loans to total loans	1.64%	0.90%
Nonperforming loans to total loans	1.64%	0.91%
Nonperforming assets to total assets	1.32%	0.85%
Allowance for credit losses to nonaccrual loans	91.35%	141.50%
Deposits
Deposits represent our primary source of funds. Total deposits were $13.4 billion at June 30, 2026 and $7.1 billion at December 31, 2025, with the increase due primarily to the acquisition of First Foundation.
We are focused on growing our core deposits through relationship-based banking with our business and consumer clients.

The following table presents our deposits by customer type as of:

($ in thousands)	June 30, 2026	December 31, 2025
Consumer
Noninterest-bearing deposit accounts	$1,000,584	$404,666
Interest-bearing deposit accounts:
Demand and NOW	937,796	590,535
Savings	1,917,926	308,655
Money market	2,039,795	1,400,593
Certificates of deposit	1,044,959	809,401
Total interest-bearing deposit accounts	5,940,476	3,109,184
Total consumer deposits	$6,941,060	$3,513,850
Business
Noninterest-bearing deposit accounts	$1,672,705	$1,246,707
Interest-bearing deposit accounts:
Demand and NOW	1,905,387	893,306
Savings	434,076	69,976
Money market	1,413,966	901,244
Certificates of deposit	103,360	57,349
Total interest-bearing deposit accounts	3,856,789	1,921,875
Total business deposits	$5,529,494	$3,168,582
Wholesale deposits[1]	$947,450	$424,924
Total deposits	$13,418,004	$7,107,356
[1] Wholesale deposits primarily consist of brokered deposits included in our consolidated balance sheets within certificates of deposit.
The following table sets forth the average balance amounts and the average rates paid on deposits held by us:

	For the three months ended June 30,				For the six months ended June 30,
	2026		2025		2026		2025
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing deposit accounts	$2,622,311	—%	$1,587,302	—%	$2,125,679	—%	$1,559,878	—%
Interest-bearing deposit accounts:
Demand and NOW	3,012,754	2.06%	1,518,316	1.77%	2,273,546	1.94%	1,495,079	1.71%
Savings	2,428,253	2.70%	401,093	0.58%	1,410,791	2.40%	400,948	0.58%
Money market	3,611,570	2.97%	1,934,487	3.28%	2,955,179	2.92%	1,813,344	3.19%
Certificates of deposit	2,798,815	3.35%	1,504,235	3.76%	2,007,012	3.34%	1,525,814	3.84%
Total interest-bearing deposit accounts	11,851,392	2.77%	5,358,131	2.78%	8,646,528	2.67%	5,235,185	2.76%
Total deposits	$14,473,703	2.27%	$6,945,433	2.15%	$10,772,207	2.15%	$6,795,063	2.12%
As of June 30, 2026 and December 31, 2025, approximately $4.2 billion or 31.6% and $2.6 billion or 36.6%, respectively, of our deposit portfolio was uninsured. As of June 30, 2026 and December 31, 2025, approximately $3.8 billion or 28.0% and $2.1 billion or 29.0%, respectively, of our deposit portfolio was uninsured and uncollateralized. The uninsured, and uninsured and uncollateralized amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.
We actively participate in the IntraFi Cash Service (“ICS”) / Certificate of Deposit Account Registry Service (“CDARS”) program which provides FDIC insurance coverage for clients that maintain larger deposit balances. Deposits in the ICS /

CDARS program totaled $1.5 billion, or 11.5% of all deposits as of June 30, 2026, and $0.9 billion, or 12.2% of all deposits as of December 31, 2025.
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
FirstSun (Parent Company)
FirstSun has routine funding requirements consisting primarily of operating expenses, debt service, share repurchases, and funds used for acquisitions. FirstSun can obtain funding to meet its obligations from dividends collected from its subsidiaries, primarily the Bank, and through the issuance of varying forms of debt. At June 30, 2026, FirstSun had available cash and cash equivalents of $52.8 million and debt outstanding of $213.1 million. Management believes FirstSun has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The Bank may declare dividends without prior regulatory approval that do not exceed the total of retained net income for the current year combined with its retained net income for the preceding two years, subject to maintenance of minimum capital requirements. Prior regulatory approval to pay dividends was not required in 2025 and is not currently required. At June 30, 2026, the Bank could pay dividends to FirstSun of approximately $177.6 million without prior regulatory approval. During each of the three- and six-month periods ended June 30, 2026, the Bank paid dividends totaling $25.0 million to FirstSun.
Bank

As more fully discussed in our 2025 Annual Report, we regularly monitor our liquidity position and make adjustments to the balance between sources and uses of funds as we deem appropriate. At June 30, 2026, our liquid assets, which consist of unrestricted cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $979.1 million, or 6.2% of total assets, compared to $642.2 million, or 7.6% of total assets, at December 31, 2025. The increase in our liquid assets was primarily due to an increase in cash held at the Federal Reserve. At June 30, 2026, securities with a carrying value of $1.8 billion, or approximately 92% of our $1.9 billion investment securities portfolio, were pledged to secure public deposits, securities sold under agreements to repurchase, and borrowed funds. Our unencumbered securities at June 30, 2026 were approximately $149.8 million, or 1.0% of total assets, compared to $140.9 million, or 1.7% of total assets, at December 31, 2025.

The liability portion of our balance sheet serves as a primary source of liquidity. We plan to meet our future cash needs primarily through the generation of deposits. Customer deposits have historically provided a sizable source of relatively stable and low-cost funds. At June 30, 2026, loans as a percentage of customer deposits were 86.2%, compared with 93.9% at December 31, 2025. For additional information related to our deposits, see Deposits section above. We are also a member of the FHLB and FRB, from which we can borrow for leverage or liquidity purposes. The FHLB and FRB require that securities and qualifying loans be pledged to secure any advances. Liquidity sources available to us for immediate funding at June 30, 2026, are as follows:

(In thousands)
FHLB borrowings available	$4,286,511
Fed Funds lines	2,124,449
Unused lines with other financial institutions	250,000
Immediate funding availability	$6,660,960
Management believes the Bank has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Capital
Stockholders’ equity was $1.8 billion at June 30, 2026 and $1.2 billion at December 31, 2025, an increase of $684.0 million, or 59.3%. The increase in stockholders’ equity was primarily attributable to the issuance of approximately $686 million of equity consideration in connection with the acquisition of First Foundation.
We did not pay a dividend to our common stockholders for the three or six months ended June 30, 2026 and 2025.
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
The following table summarizes our material contractual obligations as of June 30, 2026. Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.

(In thousands)	Note Reference	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Deposits:
Deposits without a stated maturity	8	$11,406,395	$11,406,395	$—	$—	$—
Certificates of deposit	8	2,011,609	1,602,254	405,120	3,177	1,058
Securities sold under agreements to repurchase		17,475	17,475	—	—	—
Long-term debt:
Subordinated debt	9	213,085	—	—	24,165	188,920
Operating leases	17	59,218	21,367	24,185	6,526	7,140
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

	% Change in Net Interest Income As of June 30,		% Change in Economic Value of Equity As of June 30,
Changes in Interest Rate (Basis Points)	2026	2025	2026	2025

+200	3.5%	5.5%	(5.3)%	(3.5)%
+100	0.5%	2.8%	(2.8)%	(1.3)%
Base	—%	—%	—%	—%
-100	2.8%	1.5%	3.4%	1.5%
-200	1.6%	1.9%	3.8%	1.1%

Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2026. Based on that evaluation, our principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
b.Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended June 30, 2026, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
FirstSun and its subsidiaries are from time to time subject to claims and litigation arising in the ordinary course of business. For further information regarding legal proceedings, see Note 16 - Commitments and Contingencies under the subheading “Litigation” in our unaudited consolidated financial statements contained in this report.
Item 1A. Risk Factors
During the quarter ended June 30, 2026, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A. “Risk Factors” in our 2025 Annual Report.

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
There were no unregistered sales of equity securities or issuer repurchases of equity securities during the second quarter of 2026.
Share Repurchase Program and Stock Repurchases:
As of June 30, 2026, we did not have an authorized share repurchase program in effect. On July 24, 2026, our board authorized a share repurchase program to purchase up to $150 million of our common stock through June 30, 2027, in open market transactions or privately negotiated transactions, including pursuant to a Rule 10b5-1 trading plan and/or in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.
The following information describes our common stock repurchases for the three months ended June 30, 2026:

	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2026 to April 30, 2026	3,480	$36.46	—	$—
May 1, 2026 to May 31, 2026	175	35.93	—	—
June 1, 2026 to June 30, 2026	749	34.76	—	—
Total	4,404		—
[1] Represents shares of our common stock withheld upon the vesting of restricted stock in order to satisfy tax withholding obligations.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements: During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.3	FirstSun Capital Bancorp Executive Incentive Plan (incorporated by reference to Exhibit 10.01 to FirstSun Capital Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2026).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements.

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

FIRSTSUN CAPITAL BANCORP
(Registrant)
/s/ Neal E. Arnold

Date:	August 10, 2026
Neal E. Arnold
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Robert A. Cafera, Jr.

Date:	August 10, 2026
Robert A. Cafera, Jr.
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)