Form 10-Q
period 2026-09-30
FIRSTSUN CAPITAL BANCORP
filed 2026-11-09
CIK 1709442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
5299 DTC Blvd, Suite 1050
Greenwood Village, Colorado 80111
(Address, including zip code, of registrant’s principal executive offices)
(303) 831-6704
(Telephone number, including area code)
1400 16th Street, Suite 250
Denver, Colorado 80202
(Former address)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 6, 2026, there were approximately 42,498,369 shares of voting common stock outstanding and 2,768,607 shares of non-voting common stock outstanding.

In this Quarterly Report on Form 10-Q, except as otherwise indicated or the context suggests otherwise, references to “FirstSun” refer to FirstSun Capital Bancorp, and the terms “the Company,” “we,” “us,” and “our” refer to FirstSun and its direct and indirect subsidiaries, including Sunflower Bank, N.A., which we refer to as the “Bank.”
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current views with respect to, among other things, statements regarding the impact of our acquisition of First Foundation Inc. (“First Foundation”) and the completion of our balance sheet repositioning strategy, statements relating to our assets, business, cash flows, condition (financial or otherwise), the impact of changes to our key mortgage servicing right valuation assumptions, our lending focus, credit quality, financial performance, liquidity, short and long-term performance goals, prospects, results of operations, strategic initiatives, the benefits, costs and synergies of completed acquisitions or dispositions, and the timing, benefits, costs and synergies of future acquisitions, dispositions and other growth opportunities. They are not statements of historical or current fact nor are they assurances of future performance, and they generally can be identified by the use of forward-looking terminology, such as “believe,” “expect,” “anticipate,” “intend,” “target,” “focus,” “estimate,” “continue,” “positions,” “plan,” “predict,” “project,” “forecast,” “guidance,” “goal,” “objective,” “prospects,” “possible,” or “potential,” by future conditional verbs such as “assume,” “will,” “would,” “should,” “could,” or “may,” or by variations of such words or by similar expressions. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time, are difficult to predict and are generally beyond our control and should be viewed with caution.
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
•failure to maintain our mortgage production flow to secondary markets;
•increased deposit volatility;
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

Part I - Financial Information
Item 1. Financial Statements (Unaudited)

FIRSTSUN CAPITAL BANCORP
Consolidated Balance Sheets
As of

	(Unaudited)
(In thousands, except par and share amounts)	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$729,157	$652,592
Securities available-for-sale, at fair value	1,827,344	468,970
Securities held-to-maturity, fair value of $26,503 and $29,446, respectively	32,213	33,839
Loans held-for-sale, at fair value	120,491	100,539
Loans, net of allowance for credit losses of $174,638 and $85,016, respectively	11,283,253	6,588,164
Mortgage servicing rights, at fair value	107,405	86,651
Premises and equipment, net	118,751	81,523
Other real estate owned and foreclosed assets, net	20,502	11,514
Bank-owned life insurance	137,477	83,286
Restricted equity securities	48,922	24,775
Goodwill	102,536	93,483
Core deposits and other intangible assets, net	86,215	4,983
Accrued interest receivable	58,416	32,255
Deferred tax assets, net	258,097	34,873
Prepaid expenses and other assets	346,106	187,715
Total assets	$15,276,885	$8,485,162

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing accounts	$2,671,066	$1,651,373
Interest-bearing accounts	10,299,892	5,455,983
Total deposits	12,970,958	7,107,356
Securities sold under agreements to repurchase	18,687	11,160
Subordinated debt, net	206,222	36,680
Accrued interest payable	17,781	6,680
Accrued expenses and other liabilities	252,731	169,930
Total liabilities	13,466,379	7,331,806

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued or outstanding, respectively	—	—
Common stock, $0.0001 par value; 80,000,000 and 50,000,000 voting shares authorized, respectively; 42,784,069 and 27,887,337 voting shares issued and outstanding, respectively; 20,000,000 and zero non-voting shares authorized, respectively; 2,768,607 and zero non-voting shares issued and outstanding, respectively	5	3
Additional paid-in capital	1,189,456	549,617
Retained earnings	668,201	631,086
Accumulated other comprehensive loss, net	(47,156)	(27,350)
Total stockholders’ equity	1,810,506	1,153,356
Total liabilities and stockholders’ equity	$15,276,885	$8,485,162
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
Consolidated Statements of Income and Comprehensive Income
For the three and nine months ended September 30,
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Interest income:
Interest and fee income on loans:
Taxable	$178,799	$104,498	$468,672	$302,289
Tax exempt	7,138	4,594	19,863	13,600
Interest and dividend income on securities:
Taxable	21,766	4,362	50,844	13,158
Tax exempt	25	14	75	21
Other interest income	8,934	7,660	23,350	19,428
Total interest income	216,662	121,128	562,804	348,496
Interest expense:
Interest expense on deposits	72,926	38,525	187,599	110,104
Interest expense on securities sold under agreements to repurchase	126	37	319	110
Interest expense on other borrowed funds	3,309	1,613	8,611	4,352
Total interest expense	76,361	40,175	196,529	114,566
Net interest income	140,301	80,953	366,275	233,930
Provision for credit losses	4,400	10,100	53,050	18,400
Net interest income after credit loss expense	135,901	70,853	313,225	215,530
Noninterest income:
Deposit account service fees	2,371	2,162	6,759	6,205
Treasury management service fees	5,096	4,402	14,776	12,929
Credit and debit card fees	3,060	2,671	8,725	7,985
Trust and investment advisory fees	9,881	1,536	20,783	4,430
Mortgage banking services, net	12,743	12,641	43,016	34,970
Other noninterest income	6,231	2,921	13,446	8,616
Total noninterest income	39,382	26,333	107,505	75,135
Noninterest expense:
Salary and employee benefits	63,344	44,822	179,444	128,304
Occupancy, equipment and software	15,532	9,591	41,042	28,668
Customer service costs	2,762	—	5,504	—
Amortization of intangible assets	4,238	578	8,982	1,784
Merger related expenses	13,246	241	73,486	526
Other noninterest expenses	27,431	13,669	65,148	40,451
Total noninterest expense	126,553	68,901	373,606	199,733
Income before income taxes	48,730	28,285	47,124	90,932
Provision for income taxes	10,348	5,111	10,009	17,803
Net income	$38,382	$23,174	$37,115	$73,129
Other comprehensive income:
Net unrealized (loss) gain on securities available-for-sale	(16,724)	7,935	(19,808)	11,391
Reclassification adjustments for net loss on sales of available-for-sale securities	—	—	2	—
Other comprehensive (loss) income	(16,724)	7,935	(19,806)	11,391
Comprehensive income	$21,658	$31,109	$17,309	$84,520

Earnings per share:
Net income available to common stockholders	$38,382	$23,174	$37,115	$73,129
Basic	$0.83	$0.83	$0.92	$2.63
Diluted	$0.82	$0.82	$0.91	$2.59
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
Consolidated Statements of Stockholders’ Equity
For the three months ended September 30,
(Unaudited)

(in thousands, except share amounts)	Issued shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
2026
Balance, beginning of period	46,765,434	$5	$1,238,000	$629,819	$(30,432)	$1,837,392
Net income	—	—	—	38,382	—	38,382
Other comprehensive loss	—	—	—	—	(16,724)	(16,724)
Share-based compensation expense, net of forfeitures	—	—	1,951	—	—	1,951
Restricted stock activity, net of forfeitures	15,589	—	(499)	—	—	(499)
Stock option exercises, net	16,877	—	(254)	—	—	(254)
Repurchase of common stock	(1,245,224)	—	(49,742)	—	—	(49,742)
Balance, end of period	45,552,676	$5	$1,189,456	$668,201	$(47,156)	$1,810,506

2025
Balance, beginning of period	27,834,525	$3	$547,950	$583,105	$(35,656)	$1,095,402
Net income	—	—	—	23,174	—	23,174
Other comprehensive income	—	—	—	—	7,935	7,935
Share-based compensation expense, net of forfeitures	—	—	1,243	—	—	1,243
Restricted stock activity, net of forfeitures	4,802	—	(45)	—	—	(45)
Stock option exercises, net	15,437	—	(196)	—	—	(196)
Balance, end of period	27,854,764	$3	$548,952	$606,279	$(27,721)	$1,127,513
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
Consolidated Statements of Stockholders’ Equity
For the nine months ended September 30,
(Unaudited)

(in thousands, except share amounts)	Issued shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
2026
Balance, beginning of period	27,887,337	$3	$549,617	$631,086	$(27,350)	$1,153,356
Net income	—	—	—	37,115	—	37,115
Other comprehensive loss	—	—	—	—	(19,806)	(19,806)
Acquisition of First Foundation Inc.	18,726,885	2	686,037	—	—	686,039
Share-based compensation expense, net of forfeitures	—	—	5,616	—	—	5,616
Restricted stock activity, net of forfeitures	154,666	—	(1,589)	—	—	(1,589)
Stock option exercises, net	29,012	—	(483)	—	—	(483)
Repurchase of common stock	(1,245,224)	—	(49,742)	—	—	(49,742)
Balance, end of period	45,552,676	$5	$1,189,456	$668,201	$(47,156)	$1,810,506

2025
Balance, beginning of period	27,709,679	$3	$547,325	$533,150	$(39,112)	$1,041,366
Net income	—	—	—	73,129	—	73,129
Other comprehensive income	—	—	—	—	11,391	11,391
Share-based compensation expense, net of forfeitures	—	—	2,935	—	—	2,935
Restricted stock activity, net of forfeitures	75,831	—	(524)	—	—	(524)
Stock option exercises, net	69,254	—	(784)	—	—	(784)
Balance, end of period	27,854,764	$3	$548,952	$606,279	$(27,721)	$1,127,513
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
Consolidated Statements of Cash Flows
For the nine months ended September 30,
(Unaudited)

(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$37,115	$73,129
Adjustments to reconcile income to net cash provided by operating activities:
Provision for credit losses	53,050	18,400
Depreciation and amortization on premises and equipment	7,653	6,170
Deferred tax expense	3,467	6,618
(Accretion) amortization of net (discount) premium on securities	(6,226)	401
Accretion of net discount on acquired loans	(43,681)	(976)
Net change in deferred loan origination fees and costs	4,003	3,899
Amortization of core deposits and other intangible assets	8,982	1,784
Amortization of premium on acquired deposits	(4,932)	(54)
Accretion of issuance costs and net discount on subordinated debt	1,982	321
Increase in cash surrender value of bank-owned life insurance	(2,426)	(1,607)
Impairment of other real estate owned and foreclosed assets	439	672
Federal Home Loan Bank stock dividends	(544)	(478)
Share-based compensation expense	5,616	2,935
Decrease in fair value of mortgage servicing rights	1,176	9,111
Net loss on sales of available-for-sale securities	2	—
Net loss on disposal of premises and equipment	531	180
Net loss on other real estate owned and foreclosed assets activity	1,296	27
Net gain on sales of loans held-for-sale	(10,652)	(7,723)
Origination of loans held-for-sale	(1,300,310)	(1,017,631)
Proceeds from sales of loans held-for-sale	2,398,433	991,380
Changes in operating assets and liabilities:
Lease right-of-use assets	(9,860)	(160)
Accrued interest receivable	10,839	(2,694)
Prepaid expenses and other assets	(203)	24,143
Accrued interest payable	(31,119)	(644)
Accrued expenses and other liabilities	17,916	(11,370)
Deferred tax assets	245	(5,100)
Net cash provided by operating activities	$1,142,792	$90,733
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
Consolidated Statements of Cash Flows (continued)
For the nine months ended September 30,
(Unaudited)

(In thousands)	2026	2025
Cash flows from operating activities: (previous page)	$1,142,792	$90,733

Cash flows from investing activities:
Cash acquired in excess of cash paid in connection with First Foundation acquisition	1,726,008	—
Proceeds from maturities of held-to-maturity securities	1,734	1,092
Purchases of available-for-sale securities	—	(21,595)
Proceeds from pay-downs, sales or maturities of available-for-sale securities	1,473,818	29,143
Loan originations, net of repayments	121,696	(340,654)
Purchases of premises and equipment	(4,203)	(5,753)
Proceeds from sales of other real estate owned and foreclosed assets	801	249
Purchases of restricted equity securities	(54,502)	(661)
Proceeds from the sale or redemption of restricted equity securities	74,515	5,289
Purchase of other investments	(28,875)	(6,585)
Proceeds from the sale or redemption of other investments	27,702	698
Net cash provided by (used in) investing activities	3,338,694	(338,777)

Cash flows from financing activities:
Net change in deposits	(2,906,977)	433,209
Net change in securities sold under agreements to repurchase	(9,926)	(4,875)
Proceeds from Federal Home Loan Bank advances	228,296	293,000
Repayments of Federal Home Loan Bank advances	(1,652,000)	(428,000)
Repayments of other borrowings	(12,500)	—
Proceeds from issuance of common stock, net of issuance costs and taxes paid on cashless exercise of equity awards	(2,072)	(1,308)
Repurchase of common stock	(49,742)	—
Net cash (used in) provided by financing activities	(4,404,921)	292,026
Net increase in cash and cash equivalents	76,565	43,982
Cash and cash equivalents, beginning of period	652,592	615,917
Cash and cash equivalents, end of period	$729,157	$659,899

Supplemental disclosures of cash flow information:
Interest paid on deposits	$177,252	$110,941
Interest paid on borrowed funds	$8,612	$4,370
Cash paid for income taxes, net	$9,657	$12,180
Non-cash investing and financing activities:
Assets acquired from First Foundation Inc.	$11,184,713	$—
Liabilities assumed from First Foundation Inc.	$10,490,198	$—
Net change in unrealized (loss) gain on available-for-sale securities	$(26,220)	$15,079
Loan charge-offs	$56,814	$23,839
Loans transferred to other real estate owned and foreclosed assets	$5,334	$9,228
Mortgage servicing rights resulting from sale or securitization of mortgage loans	$14,279	$10,548
The accompanying notes are an integral part of these consolidated financial statements.

FIRSTSUN CAPITAL BANCORP
Notes to Consolidated Financial Statements
(Unaudited)
($ in thousands, except share and per share amounts)
NOTE 1 - Organization and Basis of Presentation
Nature of Operations - The consolidated financial statements include the accounts of FirstSun Capital Bancorp (“FirstSun” or “Parent Company”) and its wholly-owned subsidiaries, Sunflower Bank, N.A. (the “Bank”), FirstSun Advisors, and FEIF Capital Partners, LLC, and have been prepared using U.S. generally accepted accounting principles (“GAAP”) and prevailing practices in the banking industry. All significant intercompany balances and transactions have been eliminated. These entities are collectively referred to as “our”, “us”, “we”, or “the Company”.
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
Reclassifications - Some items in the prior year financial statements were reclassified to conform to the current presentation. Previously, deposit amounts related to certain NOW accounts with limited monthly transaction activity were able to be reclassified to money market accounts to reduce reserve requirements at the Federal Reserve. As there is no longer any impact to reserve requirements across different deposit products, we have discontinued this product reclassification practice and have revised the presentation of those deposits to conform to the current presentation for periods prior to March 31, 2026. Reclassifications had no effect on prior years’ net income or stockholders’ equity.

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
ASU 2025‑08, “Financial Instruments - Credit Losses (Topic 326): Purchased Loans.” The amendments in ASU 2025-08 amend the guidance in ASC 326 to expand and clarify the accounting for acquired loans, including “purchased seasoned loans,” with the objective of addressing concerns about complexity and potential double counting of expected credit losses in acquisition accounting. ASU 2025-08 requires entities to apply the amendments prospectively to loans acquired on or after the initial application date and does not require retrospective restatement of prior periods. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods, and early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. The Company early adopted the provisions of ASU 2025-08 in connection with its acquisition of First Foundation, which was completed on April 1, 2026. The Company applied the guidance prospectively to loans acquired in the transaction and will apply the updated guidance to any subsequent acquisitions occurring on or after initial adoption. Early adoption of ASU 2025-08 affected the timing and measurement of expected credit losses for acquired performing loans. The impact from adoption is included in the accompanying footnotes.
Updates to our Significant Accounting Policies
Loans Receivable
Acquired Loans – Loans acquired through a purchase or a business combination are recorded at their fair value as of the acquisition date.
Purchased Credit Deteriorated (“PCD”) Loans. Management performs an assessment of acquired loans to first determine if such loans have experienced a more than insignificant deterioration in credit quality since their origination and thus should be classified and accounted for as PCD loans using a gross-up method where the sum of the loan’s purchase price and allowance for credit losses (“ACL”) becomes its initial amortized cost basis. At acquisition, the ACL for PCD loans is measured in accordance with the Company’s credit loss methodology and is added to the purchase price to establish the initial amortized cost basis under the gross-up approach. Any difference between the amortized cost basis and the unpaid principal balance of the loans is considered to be a non-credit discount or premium. This non-credit discount or premium is accreted or amortized into interest income using the interest method. Subsequent to acquisition, the ACL for PCD loans is determined pursuant to the Bank’s ACL methodology in the same manner as all other loans. Characteristics of PCD loans include the following: delinquency, payment history since origination, credit scores migration and/or other factors the Bank may become aware of through its initial analysis of acquired loans that may indicate there has been a more than insignificant deterioration in credit quality since a loan’s origination.
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
Recent Accounting Pronouncements Not Yet Adopted - ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public business entities to provide additional disclosures about certain expenses included in the income statement. The amendments require disclosure, in tabular format, of prescribed expense categories included within relevant income statement expense captions, including, among other items, employee compensation, depreciation, and intangible asset amortization. The amendments also require disclosure of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 will be effective for us for annual periods beginning in 2027 and interim periods within fiscal years beginning in 2028. Early adoption is permitted. The amendments may be applied prospectively or retrospectively. ASU 2024-03 is not expected to have a significant impact on our financial statements.
ASU No. 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” ASU 2025-06 simplifies and modernizes the accounting for internal-use software by removing the prescriptive project-stage guidance and revising the criteria for when capitalization of software development costs begins. Under the amended guidance, capitalization begins when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform its intended function. ASU 2025-06 will be effective for us for annual and interim periods beginning in 2028, with early adoption permitted. ASU 2025-06 is not expected to have a significant impact on our financial statements.
ASU No. 2025‑09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements.” ASU 2025-09 amends ASC 815 to better align hedge accounting with an entity’s risk management activities. The amendments, among other things, expand the ability to designate certain components of forecasted transactions as the hedged risk, permit forecasted transactions with similar risk exposures to be aggregated in certain circumstances, provide additional guidance for hedges of forecasted interest payments on variable-rate debt, and make other targeted improvements to hedge accounting guidance. ASU 2025-09 will be effective for us beginning in 2027, with early adoption permitted. ASU 2025-09 is not expected to have a significant impact on our financial statements.
ASU No. 2025‑11, “Interim Reporting (Topic 270): Narrow‑Scope Improvements.” ASU 2025-11 amends ASC 270 to clarify and improve the interim reporting guidance. Among other changes, the amendments clarify the scope of ASC 270, consolidate interim disclosure requirements currently located throughout the Accounting Standards Codification, and establish a disclosure principle for material events and changes occurring since the end of the most recently completed fiscal year that have an impact on the current interim period. ASU 2025-11 will be effective for us for interim periods beginning in 2028, with early adoption permitted. ASU 2025-11 is not expected to have a significant impact on our financial statements.
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
Fair Value
The acquisition of First Foundation constituted a business combination in accordance with ASC Topic 805, Business Combinations. Accordingly, the Company recorded the assets acquired and liabilities assumed at fair value as of the acquisition date. The determination of estimated fair value required management to make assumptions related to discount rates, expected future cash flows, market conditions and other future events that are subjective in nature and subject to change. Accordingly, these fair value estimates related to the assets and liabilities from First Foundation are considered preliminary as of September 30, 2026, and are subject to adjustment for up to one year after the closing date of the acquisition as additional information becomes available. Valuations subject to refinement include, but are not limited to, loans, certain deposits, certain other assets, and the core deposit intangible asset.
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
Loans held-for-sale (“LHFS”): Fair values for LHFS were based on quotes or bids from third parties.

	Unpaid principal balance	Premium/ (discount)	Loans and leases	Allowance for credit losses	Net loans and leases
Loans held-for-sale	1,228,357	(106,655)	1,121,702	—	1,121,702
Loans held-for-investment (“LHFI”): Fair values for LHFI were estimated using a discounted cash flow analysis that considered factors including loan type, interest rate type, prepayment speeds, duration, and current discount rates. The discount rate was developed considering the funding costs, a market participant’s required rate of return on equity capital, plus adjustments reflecting servicing costs and a liquidity premium. Expected cash flows were derived using inputs that considered estimated credit losses and prepayments.
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
Deposits: The fair value of interest-bearing and noninterest-bearing deposits is the amount payable on demand at the acquisition date. The fair value of time deposits was estimated using a discounted cash flow calculation that includes a market rate analysis of the current rates offered by market participants for certificates of deposit that mature in the same period.
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
Merger Related Expenses
Merger related expenses were $13.2 million and $0.2 million, for the three months ended September 30, 2026 and 2025, respectively, and were $73.5 million and $0.5 million for the nine months ended September 30, 2026 and 2025, respectively, and are recorded in “Merger related expenses” on the Company’s Consolidated Statements of Income and have been expensed as incurred. Such costs included employee severance, other employee related costs, contract termination expenses, professional fees, and facilities related costs. On a net-of-tax basis, merger related expenses were

$9.8 million and $0.2 million for the three months ended September 30, 2026 and 2025 and were $55.8 million and $0.5 million for the nine months ended September 30, 2026 and 2025, respectively.
Pro Forma Financial Information
The following table presents for illustrative purposes only certain pro forma financial information as if the Company had acquired First Foundation on January 1, 2025. These results combine the historical results of First Foundation with the Company's historical consolidated results and while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2025. No adjustments have been made to the pro forma results regarding possible revenue enhancements, provision for credit losses, or expense efficiencies. Pro forma adjustments below include the net impact of First Foundation’s accretion and the elimination of merger-related costs, as disclosed below. The Company expects to achieve further operating cost savings and other business synergies, as a result of the acquisition, which are not reflected in the pro forma amounts below:

	Pro forma		Pro forma
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total revenues	$256,044	$266,499	$768,685	$783,950
Net income (loss) available to common stockholders	48,212	(110,558)	95,387	(28,980)
The Company’s operating results for the three and nine months ended September 30, 2026 include the operating results of the acquired assets and assumed liabilities of First Foundation subsequent to the acquisition on April 1, 2026. Disclosure of the revenue and earnings of First Foundation since the acquisition date, as would otherwise be required by ASC 805-10-50-2(h), is impracticable, due to the recent conversion of First Foundation’s general ledger, deposit, loan servicing, and other operating systems onto the Company’s platforms late in the third quarter of 2026. As a result, First Foundation’s post-acquisition results are not separately captured in the Company’s financial reporting systems and cannot be reliably disaggregated from the combined operating results without unreasonable effort and expense.

NOTE 3 - Securities
The amortized cost, gross unrealized gains and losses, and fair values of available-for-sale and held-to-maturity debt securities by type follows as of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2026
Available-for-sale:
U.S. treasury	$35,621	$—	$(2,040)	$33,581
U.S. agency	6,105	27	(8)	6,124
Obligations of states and political subdivisions	30,663	76	(1,980)	28,759
Mortgage backed - residential	707,794	98	(31,631)	676,261
Collateralized mortgage obligations	696,732	1,615	(16,514)	681,833
Mortgage backed - commercial	397,666	1,374	(14,005)	385,035
Other debt	15,184	569	(2)	15,751
Total available-for-sale	$1,889,765	$3,759	$(66,180)	$1,827,344
Held-to-maturity:
Obligations of states and political subdivisions	$25,383	$—	$(5,074)	$20,309
Mortgage backed - residential	4,809	—	(494)	4,315
Collateralized mortgage obligations	2,021	—	(142)	1,879
Total held-to-maturity	$32,213	$—	$(5,710)	$26,503
December 31, 2025
Available-for-sale:
U.S. treasury	$35,164	$—	$(1,894)	$33,270
U.S. agency	418	—	(6)	412
Obligations of states and political subdivisions	29,590	67	(1,584)	28,073
Mortgage backed - residential	107,113	326	(11,263)	96,176
Collateralized mortgage obligations	165,229	—	(14,432)	150,797
Mortgage backed - commercial	151,905	951	(8,863)	143,993
Other debt	15,755	494	—	16,249
Total available-for-sale	$505,174	$1,838	$(38,042)	$468,970
Held-to-maturity:
Obligations of states and political subdivisions	$25,890	$—	$(3,932)	$21,958
Mortgage backed - residential	5,467	1	(363)	5,105
Collateralized mortgage obligations	2,482	—	(99)	2,383
Total held-to-maturity	$33,839	$1	$(4,394)	$29,446
There was no allowance for credit losses related to our investment securities as of September 30, 2026 and December 31, 2025.
As of September 30, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Fair value and unrealized losses on debt securities by type and length of time in a continuous unrealized loss position without an allowance for credit losses were as follows:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Number of Securities
September 30, 2026
Available-for-sale:
U.S. treasury	$497	$(5)	$33,084	$(2,035)	$33,581	$(2,040)	5
U.S. agency	1,872	(6)	215	(2)	2,087	(8)	10
Obligations of states and political subdivisions	2,681	(19)	21,783	(1,961)	24,464	(1,980)	18
Mortgage backed - residential	603,149	(18,630)	67,705	(13,001)	670,854	(31,631)	166
Collateralized mortgage obligations	73,985	(43)	115,615	(16,471)	189,600	(16,514)	59
Mortgage backed - commercial	172,948	(3,478)	88,671	(10,527)	261,619	(14,005)	38
Other debt	952	(2)	—	—	952	(2)	1
Total available-for-sale	$856,084	$(22,183)	$327,073	$(43,997)	$1,183,157	$(66,180)	297
Held-to-maturity:
Obligations of states and political subdivisions	$—	$—	$19,984	$(5,074)	$19,984	$(5,074)	7
Mortgage backed - residential	17	—	4,283	(494)	4,300	(494)	12
Collateralized mortgage obligations	—	—	1,879	(142)	1,879	(142)	4
Total held-to-maturity	$17	$—	$26,146	$(5,710)	$26,163	$(5,710)	23

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Number of Securities
December 31, 2025
Available-for-sale:
U.S. treasury	$—	$—	$33,270	$(1,894)	$33,270	$(1,894)	4
U.S. agency	—	—	412	(6)	412	(6)	2
Obligations of states and political subdivisions	—	—	22,837	(1,584)	22,837	(1,584)	16
Mortgage backed - residential	1,802	(4)	78,014	(11,259)	79,816	(11,263)	82
Collateralized mortgage obligations	10,048	(8)	140,749	(14,424)	150,797	(14,432)	59
Mortgage backed - commercial	2,885	(19)	108,983	(8,844)	111,868	(8,863)	24
Total available-for-sale	$14,735	$(31)	$384,265	$(38,011)	$399,000	$(38,042)	187
Held-to-maturity:
Obligations of states and political subdivisions	$—	$—	$21,631	$(3,932)	$21,631	$(3,932)	8
Mortgage backed - residential	18	—	5,050	(363)	5,068	(363)	11
Collateralized mortgage obligations	—	—	2,383	(99)	2,383	(99)	5
Total held-to-maturity	$18	$—	$29,064	$(4,394)	$29,082	$(4,394)	24

We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. We do not have plans to sell any of the available-for-sale debt securities with unrealized losses as of September 30, 2026, and we believe it is more likely than not that we would not be required to sell such available-for-sale debt securities before recovery of their amortized cost.
We continue to monitor unrealized loss positions for potential credit impairments. During the three and nine months ended September 30, 2026 and 2025, there were no credit impairments related to our investment securities.
The amortized cost and fair value of our debt securities by contractual maturity as of September 30, 2026 are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or earlier redemptions that may occur.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due within 1 year	$6,116	$6,066
Due after 1 year through 5 years	131,113	122,768
Due after 5 years through 10 years	91,761	86,281
Due after 10 years	1,660,775	1,612,229
Total available-for-sale	$1,889,765	$1,827,344
Held-to-maturity:
Due within 1 year	$5	$5
Due after 1 year through 5 years	340	340
Due after 5 years through 10 years	2,815	2,601
Due after 10 years	29,053	23,557
Total held-to-maturity	$32,213	$26,503
Securities with a carrying value of $1,185,130 and $361,877 were pledged to secure public deposits, securities sold under agreements to repurchase, and borrowed funds at September 30, 2026 and December 31, 2025, respectively.
Available-for-sale debt securities with a carrying value of $37,734 and $39,114 were designated in fair value hedges at September 30, 2026 and December 31, 2025, respectively. See Note 7 - Derivative Financial Instruments for further information.
There were no proceeds from sales and calls of securities for the three months ended September 30, 2026 and 2025. There were proceeds of $1,279,997 from the sale of securities during the nine months ended September 30, 2026. These securities were acquired in the First Foundation acquisition and were identified for disposition as part of the Company’s balance sheet repositioning strategy. Because the securities were recorded at fair value as of the acquisition date and were sold shortly thereafter, no gain or loss was recognized on sale. There were proceeds of $946 from sales and calls of securities for the nine months ended September 30, 2025.

NOTE 4 - Loans
Loans held-for-investment1 by portfolio type consist of the following as of:

	September 30, 2026	December 31, 2025
Commercial and industrial	$3,663,661	$2,937,867
Commercial real estate:
Non-owner occupied	1,136,193	742,002
Owner occupied	919,091	700,774
Construction and land	256,561	268,652
Multifamily	2,543,964	210,368
Total commercial real estate	4,855,809	1,921,796
Residential real estate	1,891,223	1,221,086
Public finance	929,074	501,582
Consumer	36,815	32,651
Other	100,905	58,198
Total loans, excluding loan hedge fair value	$11,477,487	$6,673,180
Loan hedge fair value[2]	(19,596)	—
Total loans	11,457,891	6,673,180
Allowance for credit losses	(174,638)	(85,016)
Loans, net of allowance for credit losses	$11,283,253	$6,588,164
[2] Represents fair value hedge basis adjustments related to active portfolio layer method hedges, which are not allocated to individual loans.
As of September 30, 2026 and December 31, 2025, we had net deferred fees, costs, premiums and discounts of $306,385 and $13,538, respectively, on our loan portfolio.
Accrued interest receivable on loans totaled $52,134 and $30,031 at September 30, 2026 and December 31, 2025, respectively, and is included in accrued interest receivable in the accompanying consolidated balance sheets.
There were no loan sales during the three months ended September 30, 2026. There were proceeds of $1,117,883 from the sale of loans during the nine months ended September 30, 2026. These loans were acquired in the First Foundation acquisition and were identified for disposition as part of the Company’s balance sheet repositioning strategy. Because the loans were recorded at fair value as of the acquisition date and were sold shortly thereafter, no gain or loss was recognized on sale. There were no loan sales during the three or nine months ended September 30, 2025.
1 Loans held-for-investment are net of deferred fees, costs, premiums and discounts.

The following table presents the activity in the allowance for credit losses by portfolio type for the three months ended September 30,:

	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Public Finance	Consumer	Other	Total
2026
Allowance for credit losses:
Balance, beginning of period	$53,779	$86,905	$21,279	$8,534	$643	$2,411	$173,551
Provision (benefit) for credit losses	5,193	(1,822)	1,127	139	154	(391)	4,400
Loans charged off	(2,389)	(773)	(10)	—	(17)	(404)	(3,593)
Recoveries	7	201	—	—	13	59	280
Balance, end of period	$56,590	$84,511	$22,396	$8,673	$793	$1,675	$174,638
2025
Allowance for credit losses:
Balance, beginning of period	$37,802	$25,481	$15,249	$3,203	$804	$454	$82,993
Provision (benefit) for credit losses	9,409	1,153	(444)	(79)	(99)	160	10,100
Loans charged off	(9,025)	—	(66)	(242)	(97)	—	(9,430)
Recoveries	260	11	51	—	55	—	377
Balance, end of period	$38,446	$26,645	$14,790	$2,882	$663	$614	$84,040
The following table presents the activity in the allowance for credit losses by portfolio type for the nine months ended September 30,:

	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Public Finance	Consumer	Other	Total
2026
Allowance for credit losses:
Balance, beginning of period	$42,902	$24,408	$13,323	$2,942	$721	$720	$85,016
Allowance on purchased seasoned loans and leases at acquisition	4,514	38,538	8,963	1,676	1	1,444	55,136
Allowance on purchased credit deteriorated loans and leases at acquisition	5,172	26,879	299	5,014	—	—	37,364
Provision (benefit) for credit losses	57,116	(2,745)	(1)	(959)	133	(144)	53,400
Loans charged-off	(53,342)	(2,773)	(188)	—	(107)	(404)	(56,814)
Recoveries	228	204	—	—	45	59	536
Balance, end of period	$56,590	$84,511	$22,396	$8,673	$793	$1,675	$174,638
2025
Allowance for credit losses:
Balance, beginning of period	$38,489	$28,323	$15,450	$4,750	$750	$459	$88,221
Provision (benefit) for credit losses	20,333	(1,689)	(668)	54	122	898	19,050
Loans charged-off	(20,757)	—	(66)	(1,922)	(351)	(743)	(23,839)
Recoveries	381	11	74	—	142	—	608
Balance, end of period	$38,446	$26,645	$14,790	$2,882	$663	$614	$84,040
We determine the allowance for credit losses estimate on at least a quarterly basis.

As of September 30, 2026 and December 31, 2025, we had an allowance for credit losses on unfunded commitments of $1,134 and $1,209, respectively, included in accrued expenses and other liabilities within the consolidated balance sheets. For the three months ended September 30, 2026 and 2025, we did not record any provision for credit losses on unfunded commitments. For the nine months ended September 30, 2026 and 2025 we recorded a benefit for credit losses on unfunded commitments of $350 and $650, respectively.
The following table presents our loan portfolio aging analysis as of:

	Loans Not Past Due	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans Greater than 90 Days Past Due, Still Accruing	Nonaccrual	Total
September 30, 2026
Commercial and industrial	$3,572,428	$8,074	$581	$—	$82,578	$3,663,661
Commercial real estate:
Non-owner occupied	1,134,756	518	—	—	919	1,136,193
Owner occupied	906,746	70	531	—	11,744	919,091
Construction and land	231,873	2,616	1,584	—	20,488	256,561
Multifamily	2,485,227	3,148	—	—	55,589	2,543,964
Total commercial real estate	4,758,602	6,352	2,115	—	88,740	4,855,809
Residential real estate	1,855,769	1,634	2,381	—	31,439	1,891,223
Public Finance	929,074	—	—	—	—	929,074
Consumer	35,741	61	998	—	15	36,815
Other	100,645	123	58	79	—	100,905
Total loans	$11,252,259	$16,244	$6,133	$79	$202,772	$11,477,487
December 31, 2025
Commercial and industrial	$2,890,507	$8,149	$5,501	$—	$33,710	$2,937,867
Commercial real estate:
Non-owner occupied	723,930	13,891	—	—	4,181	742,002
Owner occupied	699,342	414	—	—	1,018	700,774
Construction and land	264,238	—	4,414	—	—	268,652
Multifamily	210,368	—	—	—	—	210,368
Total commercial real estate	1,897,878	14,305	4,414	—	5,199	1,921,796
Residential real estate	1,177,999	16,657	4,614	690	21,126	1,221,086
Public Finance	501,582	—	—	—	—	501,582
Consumer	32,528	70	7	—	46	32,651
Other	50,244	7,954	—	—	—	58,198
Total loans	$6,550,738	$47,135	$14,536	$690	$60,081	$6,673,180
Interest income recorded on nonperforming loans was not material for the three and nine months ended September 30, 2026 and 2025.
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
Substandard - Nonaccrual – Substandard - Nonaccrual loans are inadequately protected by the current sound net worth and paying capacity of the obligor or the collateral pledged, if any. Loans classified as Substandard - Nonaccrual possess material, well-defined weaknesses that are expected to jeopardize their liquidation and have progressed to a point where consistently late payments on the loan have become 90 or more days past due. These loans are characterized by the distinct possibility that the bank may sustain a material level of loss if such weaknesses are not corrected. Losses for Substandard - Nonaccrual loans are prone to being elevated based on the strong likelihood of the loan remaining in payment default and an undesirable level of secondary repayment protection. These loans are considered “nonperforming”.
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

The following table presents the amortized cost by segment of loans by risk category and origination date as of September 30, 2026 and gross charge-offs by origination date for the nine months ended September 30, 2026:

	2026	2025	2024	2023	2022	Prior	Revolving Loans Converted to Term	Revolving	Total
Commercial and industrial:
Pass	$407,948	$497,058	$233,515	$141,668	$156,283	$166,805	$44,964	$1,599,951	$3,248,192
Pass/Watch	3,469	57,886	19,892	11,369	3,723	8,397	6,078	54,413	165,227
Special Mention	—	52,877	5,191	4,055	20,440	3,403	2,531	18,888	107,385
Substandard - Accruing	581	1,419	1,840	21,272	12,069	8,149	12,966	1,983	60,279
Substandard - Nonaccrual	—	—	2,402	5,970	20,986	7,245	841	18,678	56,122
Doubtful	—	—	353	3,828	599	5,255	—	16,421	26,456
Total commercial and industrial	$411,998	$609,240	$263,193	$188,162	$214,100	$199,254	$67,380	$1,710,334	$3,663,661
Gross charge-offs	$—	$—	$1,363	$9,454	$157	$3,897	$3,574	$34,897	$53,342

Commercial real estate:
Non-owner occupied:
Pass	$102,266	$136,504	$25,951	$36,260	$215,370	$401,259	$15,890	$71,920	$1,005,420
Pass/Watch	—	—	—	—	22,984	22,577	1,752	—	47,313
Special Mention	—	—	—	393	19,062	11,574	—	44,250	75,279
Substandard - Accruing	—	—	—	—	131	7,131	—	—	7,262
Substandard - Nonaccrual	—	—	—	—	—	919	—	—	919
Total non-owner occupied	$102,266	$136,504	$25,951	$36,653	$257,547	$443,460	$17,642	$116,170	$1,136,193
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Owner occupied:
Pass	$131,325	$99,675	$89,417	$48,257	$55,396	$392,041	$2,698	$5,630	$824,439
Pass/Watch	—	—	12,403	1,935	7,573	15,934	—	—	37,845
Special Mention	—	—	—	1,844	657	23,103	—	—	25,604
Substandard - Accruing	—	—	—	1,241	298	17,920	—	—	19,459
Substandard - Nonaccrual	—	—	—	9,178	—	2,566	—	—	11,744
Total owner occupied	$131,325	$99,675	$101,820	$62,455	$63,924	$451,564	$2,698	$5,630	$919,091
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & land:
Pass	$53,609	$64,655	$48,208	$3,599	$1,211	$16,608	$20,943	$10,474	$219,307
Pass/Watch	—	391	904	—	—	—	—	—	1,295
Special Mention	—	—	—	—	—	—	4,392	—	4,392
Substandard - Accruing	—	6,488	2,148	2,443	—	—	—	—	11,079
Substandard - Nonaccrual	—	398	211	4,541	—	—	—	—	5,150
Doubtful	—	—	—	—	9,693	—	5,645	—	15,338
Total construction & land	$53,609	$71,932	$51,471	$10,583	$10,904	$16,608	$30,980	$10,474	$256,561
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily:
Pass	$35,339	$134,991	$59,101	$21,415	$989,900	$774,739	$5,391	$—	$2,020,876
Pass/Watch	—	—	4,233	25,527	82,750	54,725	5,000	—	172,235
Special Mention	—	—	—	—	77,532	64,747	—	—	142,279
Substandard - Accruing	—	—	—	—	60,471	92,514	—	—	152,985
Substandard - Nonaccrual	—	—	—	—	23,545	32,044	—	—	55,589
Total multifamily	$35,339	$134,991	$63,334	$46,942	$1,234,198	$1,018,769	$10,391	$—	$2,543,964
Gross charge-offs	$—	$—	$—	$—	$2,000	$773	$—	$—	$2,773

	2026	2025	2024	2023	2022	Prior	Revolving Loans Converted to Term	Revolving	Total
Total commercial real estate:
Pass	$322,539	$435,825	$222,677	$109,531	$1,261,877	$1,584,647	$44,922	$88,024	$4,070,042
Pass/Watch	—	391	17,540	27,462	113,307	93,236	6,752	—	258,688
Special Mention	—	—	—	2,237	97,251	99,424	4,392	44,250	247,554
Substandard - Accruing	—	6,488	2,148	3,684	60,900	117,565	—	—	190,785
Substandard - Nonaccrual	—	398	211	13,719	23,545	35,529	—	—	73,402
Doubtful	—	—	—	—	9,693	—	5,645	—	15,338
Total commercial real estate:	$322,539	$443,102	$242,576	$156,633	$1,566,573	$1,930,401	$61,711	$132,274	$4,855,809
Gross charge-offs	$—	$—	$—	$—	$2,000	$773	$—	$—	$2,773

Residential real estate:
Pass	$135,247	$158,061	$106,931	$89,359	$682,647	$618,745	$2,061	$39,341	$1,832,392
Pass/Watch	—	273	222	2,617	6,002	10,570	33	267	19,984
Special Mention	—	—	—	—	1,672	1,978	—	—	3,650
Substandard - Accruing	—	403	388	389	1,299	1,279	—	—	3,758
Substandard - Nonaccrual	—	—	1,944	1,779	16,142	11,282	95	197	31,439
Total residential real estate	$135,247	$158,737	$109,485	$94,144	$707,762	$643,854	$2,189	$39,805	$1,891,223
Gross charge-offs	$—	$—	$—	$—	$—	$188	$—	$—	$188

Public Finance:
Pass	$797	$—	$37,375	$1,046	$379,080	$476,610	$—	$—	$894,908
Pass/Watch	—	—	—	—	—	20,946	—	—	20,946
Substandard - Accruing	—	—	—	—	—	13,220	—	—	13,220
Total public finance	$797	$—	$37,375	$1,046	$379,080	$510,776	$—	$—	$929,074
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$2,270	$1,584	$1,235	$362	$500	$10,155	$257	$18,609	$34,972
Pass/Watch	138	23	—	1	1	619	2	45	829
Special Mention	—	—	—	—	—	—	998	1	999
Substandard - Nonaccrual	—	4	8	—	—	—	—	3	15
Total consumer	$2,408	$1,611	$1,243	$363	$501	$10,774	$1,257	$18,658	$36,815
Gross charge-offs	$—	$3	$2	$—	$—	$96	$—	$6	$107

Other:
Pass	$644	$11,875	$5,365	$—	$8,704	$14,446	$93	$13,134	$54,261
Pass/Watch	—	70	4,664	20,759	15,582	1,527	—	3,002	45,604
Special Mention	—	—	—	—	—	—	—	981	981
Substandard - Accruing	—	—	—	—	—	—	—	59	59
Total other	$644	$11,945	$10,029	$20,759	$24,286	$15,973	$93	$17,176	$100,905
Gross charge-offs	$—	$—	$—	$—	$—	$404	$—	$—	$404

Total loans:
Pass	$869,445	$1,104,403	$607,098	$341,966	$2,489,091	$2,871,408	$92,297	$1,759,059	$10,134,767
Pass/Watch	3,607	58,643	42,318	62,208	138,615	135,295	12,865	57,727	511,278
Special Mention	—	52,877	5,191	6,292	119,363	104,805	7,921	64,120	360,569
Substandard - Accruing	581	8,310	4,376	25,345	74,268	140,213	12,966	2,042	268,101
Substandard - Nonaccrual	—	402	4,565	21,468	60,673	54,056	936	18,878	160,978
Doubtful	—	—	353	3,828	10,292	5,255	5,645	16,421	41,794
Total loans	$873,633	$1,224,635	$663,901	$461,107	$2,892,302	$3,311,032	$132,630	$1,918,247	$11,477,487
Gross charge-offs	$—	$3	$1,365	$9,454	$2,157	$5,358	$3,574	$34,903	$56,814

The following table presents the amortized cost by segment of loans by risk category and origination date as of December 31, 2025 and gross charge-offs by origination date for the year ended December 31, 2025:

	2025	2024	2023	2022	2021	Prior	Revolving Loans Converted to Term	Revolving	Total
Commercial and industrial:
Pass	$740,012	$298,940	$169,246	$149,909	$121,886	$80,362	$57,063	$1,039,368	$2,656,786
Pass/Watch	2,217	26,707	11,607	26,316	1,005	2,868	2,195	9,782	82,697
Special Mention	—	13,948	20,570	23,243	3,338	295	17,330	14,443	93,167
Substandard - Accruing	1,522	—	24,860	9,031	13,523	4,387	5,571	12,613	71,507
Substandard - Nonaccrual	—	—	—	10,950	1,487	3,011	16,657	237	32,342
Doubtful	—	—	—	959	—	—	—	409	1,368
Total commercial and industrial	$743,751	$339,595	$226,283	$220,408	$141,239	$90,923	$98,816	$1,076,852	$2,937,867
Gross charge-offs	$—	$983	$1,765	$16,676	$83	$1,846	$2,973	$1,474	$25,800

Commercial real estate:
Non-owner occupied:
Pass	$161,082	$38,766	$58,184	$100,232	$103,191	$190,446	$7,616	$19,647	$679,164
Pass/Watch	—	—	—	8,964	28,923	7,023	1,759	10,162	56,831
Special Mention	—	—	—	—	—	246	—	—	246
Substandard - Accruing	—	—	—	1,366	—	214	—	—	1,580
Substandard - Nonaccrual	—	—	—	—	—	4,181	—	—	4,181
Total non-owner occupied	$161,082	$38,766	$58,184	$110,562	$132,114	$202,110	$9,375	$29,809	$742,002
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Owner occupied:
Pass	$101,496	$88,319	$70,010	$37,308	$77,652	$207,336	$34,639	$5,351	$622,111
Pass/Watch	—	93	558	8,403	5,275	17,174	—	—	31,503
Special Mention	—	12,465	2,010	6,676	—	5,417	—	—	26,568
Substandard - Accruing	—	—	9,556	—	441	9,577	—	—	19,574
Substandard - Nonaccrual	—	—	—	—	—	1,018	—	—	1,018
Total owner occupied	$101,496	$100,877	$82,134	$52,387	$83,368	$240,522	$34,639	$5,351	$700,774
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & land:
Pass	$32,191	$46,025	$59,674	$48,126	$6,319	$7,779	$19,081	$10,372	$229,567
Pass/Watch	1,050	905	—	3,246	—	—	—	—	5,201
Special Mention	—	1,736	7,375	24,773	—	—	—	—	33,884
Total construction & land	$33,241	$48,666	$67,049	$76,145	$6,319	$7,779	$19,081	$10,372	$268,652
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily:
Pass	$35,233	$4,457	$1,309	$109,040	$29,471	$17,717	$10,460	$—	$207,687
Pass/Watch	—	—	—	—	—	878	—	—	878
Special Mention	—	—	—	—	1,803	—	—	—	1,803
Total multifamily	$35,233	$4,457	$1,309	$109,040	$31,274	$18,595	$10,460	$—	$210,368
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	2025	2024	2023	2022	2021	Prior	Revolving Loans Converted to Term	Revolving	Total
Total commercial real estate:
Pass	$330,002	$177,567	$189,177	$294,706	$216,633	$423,278	$71,796	$35,370	$1,738,529
Pass/Watch	1,050	998	558	20,613	34,198	25,075	1,759	10,162	94,413
Special Mention	—	14,201	9,385	31,449	1,803	5,663	—	—	62,501
Substandard - Accruing	—	—	9,556	1,366	441	9,791	—	—	21,154
Substandard - Nonaccrual	—	—	—	—	—	5,199	—	—	5,199
Total commercial real estate:	$331,052	$192,766	$208,676	$348,134	$253,075	$469,006	$73,555	$45,532	$1,921,796
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate:
Pass	$151,678	$135,326	$100,216	$502,785	$101,673	$157,612	$2,160	$16,254	$1,167,704
Pass/Watch	4,248	2,263	2,565	6,467	5,888	7,450	54	—	28,935
Special Mention	1,644	431	388	626	—	183	—	—	3,272
Substandard - Accruing	—	—	—	—	—	49	—	—	49
Substandard - Nonaccrual	—	568	505	12,512	378	7,005	133	25	21,126
Total residential real estate	$157,570	$138,588	$103,674	$522,390	$107,939	$172,299	$2,347	$16,279	$1,221,086
Gross charge-offs	$—	$—	$—	$—	$—	$74	$—	$—	$74

Public Finance:
Pass	$6,725	$30,469	$1,066	$—	$41,450	$418,758	$—	$3,114	$501,582
Total public finance	$6,725	$30,469	$1,066	$—	$41,450	$418,758	$—	$3,114	$501,582
Gross charge-offs	$—	$—	$—	$—	$—	$1,922	$—	$—	$1,922

Consumer:
Pass	$2,469	$2,121	$767	$759	$2,930	$9,535	$150	$13,026	$31,757
Pass/Watch	27	—	3	5	100	508	61	144	848
Substandard - Nonaccrual	—	—	—	—	2	44	—	—	46
Total consumer	$2,496	$2,121	$770	$764	$3,032	$10,087	$211	$13,170	$32,651
Gross charge-offs	$—	$8	$17	$58	$42	$197	$1	$124	$447

Other:
Pass	$11,659	$4,945	$—	$7,321	$9,128	$6,545	$—	$14,924	$54,522
Pass/Watch	—	—	—	—	672	—	—	3,004	3,676
Total other	$11,659	$4,945	$—	$7,321	$9,800	$6,545	$—	$17,928	$58,198
Gross charge-offs	$—	$—	$—	$—	$—	$743	$—	$—	$743

Total loans:
Pass	$1,242,545	$649,368	$460,472	$955,480	$493,700	$1,096,090	$131,169	$1,122,056	$6,150,880
Pass/Watch	7,542	29,968	14,733	53,401	41,863	35,901	4,069	23,092	210,569
Special Mention	1,644	28,580	30,343	55,318	5,141	6,141	17,330	14,443	158,940
Substandard - Accruing	1,522	—	34,416	10,397	13,964	14,227	5,571	12,613	92,710
Substandard - Nonaccrual	—	568	505	23,462	1,867	15,259	16,790	262	58,713
Doubtful	—	—	—	959	—	—	—	409	1,368
Total loans	$1,253,253	$708,484	$540,469	$1,099,017	$556,535	$1,167,618	$174,929	$1,172,875	$6,673,180
Gross charge-offs	$—	$991	$1,782	$16,734	$125	$4,782	$2,974	$1,598	$28,986

The following table presents information about collateral dependent loans that were individually evaluated for purposes of determining the ACL as of:

	Collateral Dependent Loans With Allowance		Collateral Dependent Loans With No Related Allowance	Total Collateral Dependent Loans
	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
September 30, 2026
Commercial & industrial	$52,342	$13,356	$30,236	$82,578	$13,356
Commercial real estate:
Non-owner occupied	—	—	919	919	—
Owner occupied	5	5	11,739	11,744	5
Construction and land	15,338	8,588	5,150	20,488	8,588
Multifamily	36,880	2,621	18,709	55,589	2,621
Total commercial real estate	52,223	11,214	36,517	88,740	11,214
Residential real estate	3,977	534	27,462	31,439	534
Consumer	15	15	—	15	15
Total loans	$108,557	$25,119	$94,215	$202,772	$25,119
December 31, 2025
Commercial & industrial	$11,977	$5,194	$21,733	$33,710	$5,194
Commercial real estate:
Non-owner occupied	3,617	102	564	4,181	102
Owner occupied	—	—	1,018	1,018	—
Total commercial real estate	3,617	102	1,582	5,199	102
Residential real estate	1,976	101	19,150	21,126	101
Consumer	43	43	3	46	43
Total loans	$17,613	$5,440	$42,468	$60,081	$5,440
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
Loan Modifications Made to Borrowers Experiencing Financial Difficulty:
The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. We use a probability of default/loss given default model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made at the time of a modification. The loan modifications in the table below did not significantly impact our determination of the allowance for credit losses on loans during the three and nine months ended September 30, 2026.

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
For the three months ended September 30,:

	Payment Delay	Term Extension	% of Total Class of Loans
2026
Commercial and industrial	$5,159	$10,182	0.4%
Commercial real estate:
Non-owner occupied	—	44,250	3.9%
Construction and land	4,392	—	1.7%
Total commercial real estate	4,392	44,250	1.0%
Residential real estate	—	363	—%
Total loans	$9,551	$54,795	0.6%
2025
Commercial and industrial	$5,931	$345	0.2%
Total loans	$5,931	$345	0.1%
For the nine months ended September 30,:

	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Class of Loans
2026
Commercial and industrial	$5,020	$48,581	$11,512	$—	$545	1.8%
Commercial real estate:
Non-owner occupied	—	218	44,250	—	—	3.9%
Construction and land	—	4,392	—	—	—	1.7%
Total commercial real estate	—	4,610	44,250	—	—	1.0%
Residential real estate	—	—	1,542	—	—	0.1%
Total loans	$5,020	$53,191	$57,304	$—	$545	1.0%
2025
Commercial and industrial	$—	$7,553	$1,167	$—	$—	0.3%
Commercial real estate:
Owner occupied	—	1,048	—	1,175	—	0.3%
Total commercial real estate	—	1,048	—	1,175	—	0.1%
Residential real estate	—	—	1,195	—	—	0.1%
Total loans	$—	$8,601	$2,362	$1,175	$—	0.2%

Modifications made to borrowers experiencing financial difficulty during the periods presented included principal forgiveness, payment deferrals, term extensions, interest-rate reductions and combinations of these modifications.
There were commitments to lend additional funds to these borrowers of $3,330 at September 30, 2026.
We closely monitor the performance of loan modifications made to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts. The following table depicts the performance of loan modifications made to borrowers experiencing financial difficulty that have been modified in the preceding 12 months:

	Loans Not Past Due	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans Greater than 90 Days Past Due, Still Accruing	Nonaccrual	Total
September 30, 2026
Commercial and industrial	$18,590	$—	$—	$—	$48,240	$66,830
Commercial real estate:
Non-owner occupied	44,250	—	—	—	218	44,468
Construction and land	4,392	—	—	—	—	4,392
Total commercial real estate	48,642	—	—	—	218	48,860
Residential real estate	421	—	509	—	695	1,625
Total loans	$67,653	$—	$509	$—	$49,153	$117,315
September 30, 2025
Commercial and industrial	$1,622	$—	$—	$—	$11,604	$13,226
Commercial real estate:
Owner occupied	1,175	—	—	—	1,048	2,223
Residential real estate	931	—	264	—	241	1,436
Total loans	$3,728	$—	$264	$—	$12,893	$16,885
NOTE 5 - Mortgage Servicing Rights
We have investments in mortgage servicing rights (“MSRs”) that result from the sale of residential and multifamily loans to the secondary market for which we retain the servicing. We account for these MSRs at their fair value.
The unpaid principal loan balance of our servicing portfolio is presented in the following table as of:

	September 30, 2026	December 31, 2025
Federal National Mortgage Association	$2,778,854	$2,674,584
Federal Home Loan Mortgage Corporation	3,740,628	2,058,343
Government National Mortgage Association	1,528,040	1,420,376
Federal Home Loan Bank	241,236	121,476
Other	21,537	1,012
Total	$8,310,296	$6,275,791

The activity of MSRs carried at fair value is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Balance, beginning of period	$99,736	$82,927	$86,651	$84,258
Additions:
Addition due to acquisition of First Foundation Inc.	—	—	7,651	—
Servicing resulting from transfers of financial assets	4,549	7,895	14,279	10,548
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	6,070	(393)	8,263	(1,782)
Changes in fair value due to pay-offs, pay-downs, and runoff	(2,950)	(4,734)	(9,439)	(7,329)
Balance, end of period	$107,405	$85,695	$107,405	$85,695
The following represents the weighted-average key assumptions used to estimate the fair value of MSRs as of:

	September 30, 2026		December 31, 2025	September 30, 2025
Discount rate	12.45%		9.81%	9.84%
Total prepayment speeds	9.05%		9.04%	9.04%
Cost of servicing each loan	$51 per loan	+	$91 per loan	$91 per loan
Servicing and ancillary fees for residential real estate loans are included within Mortgage banking services and multifamily real estate loans are included within other noninterest income within our consolidated statements of (loss) income and comprehensive (loss) income. Total servicing and ancillary fees earned from the mortgage servicing portfolio are presented in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Servicing fees	$5,972	$4,511	$16,713	$13,180
Late and ancillary fees	268	215	812	691
Total	$6,240	$4,726	$17,525	$13,871

NOTE 6 - Goodwill, Core Deposits and Other Intangible Assets
Activity in our goodwill, core deposits and other intangible assets was as follows as of and for the three months ended September 30,:

	Indefinite-Lived Assets		Finite Lived Assets
	Goodwill	Tradenames	Core Deposits Intangibles	Customer Relationships
2026
Balance, beginning of period	$102,536	$1,020	$64,148	$25,284
Amortization	—	—	(3,557)	(680)
Balance, end of period	$102,536	$1,020	$60,591	$24,604
2025
Balance, beginning of period	$93,483	$1,020	$4,903	$305
Amortization	—	—	(537)	(41)
Balance, end of period	$93,483	$1,020	$4,366	$264
Activity in our goodwill, core deposits and other intangible assets was as follows as of and for the nine months ended September 30,:

	Indefinite-Lived Assets		Finite Lived Assets
	Goodwill	Tradenames	Core Deposits Intangibles	Customer Relationships
2026
Balance, beginning of period	$93,483	$1,020	$3,830	$133
Additions from First Foundation acquisition	9,053	—	64,349	25,865
Amortization	—	—	(7,588)	(1,394)
Balance, end of period	$102,536	$1,020	$60,591	$24,604
2025
Balance, beginning of period	$93,483	$1,020	$6,026	$388
Amortization	—	—	(1,660)	(124)
Balance, end of period	$93,483	$1,020	$4,366	$264
During the three and nine months ended September 30, 2026 and 2025, there was no indication of impairment of our goodwill, core deposits and other intangible assets.
Future amortization expense of our core deposits and other intangible assets is as follows:

Remainder of 2026	$4,237
2027	13,761
2028	11,590
2029	9,639
2030	8,719
Thereafter	37,249
Total future amortization	$85,195

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
The components of our banking derivative financial instruments consisted of the following as of:

	Number of Transactions	Expiration Dates	Outstanding Notional	Estimated Fair Value
September 30, 2026
Derivative financial instruments designated as hedging instruments:
Assets:
Interest Rate Products	32	2028-2036	$897,705	$29,671
Derivative financial instruments not designated as hedging instruments:
Assets:
Interest Rate Products	64	2026-2037	$692,111	$20,626
Other	4	2028	$8,388	$1
Liabilities:
Interest Rate Products	64	2026-2037	$692,111	$20,544
Other	9	2028-2031	$91,726	$7
December 31, 2025
Derivative financial instruments designated as hedging instruments:
Assets:
Interest Rate Products	32	2028-2036	$149,092	$7,274
Derivative financial instruments not designated as hedging instruments:
Assets:
Interest Rate Products	64	2026-2037	$698,702	$14,659
Other	4	2028	$8,388	$7
Liabilities:
Interest Rate Products	64	2026-2037	$698,702	$14,696
Other	6	2027-2029	$52,568	$41

We recorded gains and losses on banking derivative assets and liabilities as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Recorded gain (loss) on banking derivative assets	$11,905	$120	$15,527	$(1,527)
Recorded (loss) gain on banking derivative liabilities	$(11,714)	$(103)	$(15,255)	$1,329
For the three months ended September 30, 2026 and 2025, our banking derivative financial instruments not designated as hedging instruments generated fee income of $479 and $285, respectively. For the nine months ended September 30, 2026 and 2025, our banking derivative financial instruments not designated as hedging instruments generated fee income of $1,152 and $1,079, respectively.
The carrying amount of hedged loans receivable as of September 30, 2026 and December 31, 2025 was $140,357 and $143,896, respectively. The cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged loans receivable as of September 30, 2026 and December 31, 2025 was $(6,019) and $(4,835), respectively. The cumulative amount of fair value hedging adjustment on portfolio layer method hedges as of September 30, 2026 was $(19,596). There were no portfolio layer hedge adjustments as of December 31, 2025. The fair value hedging adjustment included in other noninterest income for the three months ended September 30, 2026 and 2025 was $(864) and $607, respectively. The fair value hedging adjustment included in other noninterest income for the nine months ended September 30, 2026 and 2025 was $(1,184) and $3,968, respectively.
The carrying amount of hedged available-for-sale debt securities as of September 30, 2026 and December 31, 2025 was $37,734 and $39,114, respectively. The cumulative amount of fair value hedging adjustment included in the amortized cost amount of the hedged available-for-sale debt securities as of September 30, 2026 and December 31, 2025 was $(4,062) and $(2,443), respectively. The fair value hedging adjustment included in interest income for the three months ended September 30, 2026 and 2025 was $(1,076) and $212, respectively. The fair value hedging adjustment included in interest income for the nine months ended September 30, 2026 and 2025 was $(1,619) and $(18), respectively.
Credit-risk-related Contingent Features:
We have agreements with each of our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations.
We also have agreements with our derivative counterparties that contain a provision where if we fail to maintain our status as a well-capitalized institution, then our derivative counterparties have the right but not the obligation to terminate existing swaps. As of September 30, 2026 and December 31, 2025, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $21,044 and $15,092, respectively. As of September 30, 2026 and December 31, 2025, we have minimum collateral posting thresholds with our derivative counterparties and have posted collateral of $7,960 and $5,890, respectively. If we had breached any of these provisions at September 30, 2026, we could have been required to settle our obligations under the agreements at their termination value of $21,044.

Mortgage Banking Derivative Financial Instruments:
The components of our mortgage banking derivative financial instruments consisted of the following as of:

	Expiration Dates	Outstanding Notional	Estimated Fair Value
September 30, 2026
Derivative financial instruments
Assets:
Forward MBS trades	2026	$109,000	$2,315
Liabilities:
Futures	2026	$83,900	$4,176
Interest rate lock commitments (IRLC)	2026	$66,309	$281
December 31, 2025
Derivative financial instruments
Assets:
Interest rate lock commitments (IRLC)	2026	$57,215	$444
Liabilities:
Forward MBS trades	2026	$116,500	$376
Futures	2026	$94,400	$418
We recorded gains and losses on mortgage banking derivative assets and liabilities as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Recorded gain (loss) on mortgage banking derivative assets	$6,685	$(1,713)	$3,347	$2,095
Recorded (loss) gain on mortgage banking derivative liabilities	$(11,751)	$2,741	$(10,367)	$12
NOTE 8 - Deposits
The composition of our deposits is as follows as of:

	September 30, 2026	December 31, 2025
Noninterest-bearing deposit accounts	$2,671,066	$1,651,373
Interest-bearing deposit accounts:
Demand and NOW	3,181,848	1,483,841
Savings	1,747,226	378,631
Money market	3,436,362	2,301,837
Certificates of deposit:
Less than $100	1,158,562	681,588
$100 through $250	349,845	282,386
Greater than $250	426,049	327,700
Total interest-bearing deposit accounts	10,299,892	5,455,983
Total deposits	$12,970,958	$7,107,356

The following table summarizes the interest expense incurred on our deposits:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Interest-bearing deposit accounts:
Demand and NOW	$14,396	$6,836	$36,240	$19,525
Savings	13,606	578	27,620	1,723
Money market	28,505	18,302	74,085	47,027
Certificates of deposit	16,419	12,809	49,654	41,829
Total interest-bearing deposit accounts	$72,926	$38,525	$187,599	$110,104
The remaining maturity on certificate of deposit accounts is as follows as of:

September 30, 2026
Remainder of 2026	$891,041
2027	803,630
2028	145,525
2029	89,643
2030	2,912
Thereafter	1,705
Total certificates of deposit	$1,934,456
NOTE 9 - Debt
FHLB advances
As of September 30, 2026 and December 31, 2025, our total borrowing capacity with the FHLB, based on qualified collateral lending values, was $3,836,077 and $1,491,095, respectively. Our additional borrowing availability with the FHLB at September 30, 2026 was $3,708,539. These borrowings can be in the form of additional term advances or a line-of-credit. No amounts were drawn on the line-of-credit as of September 30, 2026.
Our FHLB advances are typically considered short-term borrowings with maturities less than one year and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. The advances, if any, were collateralized by $6,680,377 and $2,761,116 of loans pledged to the FHLB as of September 30, 2026 and December 31, 2025, respectively.
FRB advances
We also had a $2,131,227 line-of-credit with the FRB. The agreement bears interest at the Fed Funds target rate plus 0.50% and is secured by $2,511,662 of investment securities and loans pledged to the FRB as collateral. No amounts were drawn on the line-of-credit as of September 30, 2026.
Other borrowings
We have lines-of-credit with certain other financial institutions totaling $250,000 as of September 30, 2026. No amounts were drawn on these lines-of-credit at September 30, 2026.
Subordinated Debt
Subordinated Notes - 2020
On April 1, 2026, in connection with our acquisition of First Foundation, we assumed subordinated notes totaling $24,165 that were originally issued in July 2020. The notes pay interest at a floating rate of three-month term SOFR plus 5.90% (9.60% as of September 30, 2026), reset quarterly. Interest is payable on March 31, June 30, September 30 and December 31 of each year. Such notes are due on June 30, 2030. We may redeem the notes at our discretion. These subordinated notes were recorded at a premium of $2,630. The amortization associated with the fair value premium for the three months ended September 30, 2026 was $144. The amortization associated with the fair value premium for the nine months ended September 30, 2026 was $288.
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
Subordinated Notes - 2022
On April 1, 2026, in connection with our acquisition of First Foundation, we assumed subordinated notes totaling $150,000 that were originally issued in January 2022. The notes pay interest at a fixed rate of 3.50% through February 1, 2027 and subsequently, until maturity at February 1, 2032, at a floating rate of three-month term SOFR plus 2.04%, reset quarterly. Interest is payable semiannually on February 1 and August 1 of each year during the fixed period and then becomes payable quarterly on February 1, May 1, August 1 and November 1 beginning February 1, 2027. Such notes are due on February 1, 2032. The notes are not redeemable within the first five years of issuance, except under certain limited conditions. After five years, we may redeem the notes at our discretion. These subordinated notes were recorded at a discount of $9,236. The accretion associated with the fair value discount for the three months ended September 30, 2026 was $1,037. The accretion associated with the fair value discount for the nine months ended September 30, 2026 was $2,050.
Trust preferred securities
We have issued $9,279 in trust preferred securities through a special-purpose trust, New Mexico Banquest Capital Trust I (“NMBCT I”). In addition, we have issued $4,640 in trust preferred securities through a special purpose trust, New Mexico Banquest Capital Trust II (“NMBCT II”, and together with NMBCT I, collectively referred to as “NMBCT Trusts”). Interest is payable quarterly at a rate of three-month term SOFR plus 3.35% (7.34% and 7.61% as of September 30, 2026 and 2025, respectively) for the trust preferred securities issued through NMBCT I and at a rate of three-month term SOFR plus 2.00% (6.00% and 6.46% as of September 30, 2026 and 2025, respectively) for the trust preferred securities issued through NMBCT II.
This subordinated debt of $13,919 was originally recorded at a discount of $4,293. The accretion associated with the fair value discount is not significant for the periods presented.

The Parent Company fully and unconditionally guarantees the obligations of the NMBCT Trusts on a subordinated basis. The trust preferred securities issued through the NMBCT Trusts are mandatorily redeemable upon the maturity of the debentures on December 19, 2032 and November 23, 2034, respectively, and are optionally redeemable, in part or in whole, by the Parent Company at each quarterly interest payment date. The Parent Company owns all of the outstanding common securities of the NMBCT Trusts, which have an aggregate liquidation value of $419 and is recorded in prepaid expenses and other assets on the consolidated balance sheet. The NMBCT Trusts are considered variable interest entities. Since the Parent Company is not the primary beneficiary of the NMBCT Trusts, the financial statements of the NMBCT Trusts are not included in our consolidated financial statements.

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
The following table sets forth the computation of basic and diluted earnings per share of common stock:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Net income applicable to common stockholders	$38,382	$23,174	$37,115	$73,129
Weighted Average Shares
Weighted average common shares outstanding	46,304,015	27,801,255	40,343,797	27,769,320
Effect of dilutive securities
Stock-based awards	567,664	490,523	557,910	504,814
Weighted average diluted common shares	46,871,679	28,291,778	40,901,707	28,274,134
Earnings per common share
Basic earnings per common share	$0.83	$0.83	$0.92	$2.63
Effect of dilutive securities
Stock-based awards	(0.01)	(0.01)	(0.01)	(0.04)
Diluted earnings per common share	$0.82	$0.82	$0.91	$2.59
Stock-based awards for 93,707 and 20,249 shares of common stock were not considered in computing diluted earnings per share for the three months ended September 30, 2026 and September 30, 2025, respectively, because they were antidilutive. Stock-based awards for 81,939 and 15,676 shares of common stock were not considered in computing diluted earnings per share for the nine months ended September 30, 2026 and September 30, 2025, respectively, because they were antidilutive.
NOTE 11 - Stockholders’ Equity
Preferred stock
As of September 30, 2026 and December 31, 2025, the Company had 10,000,000 shares of preferred stock authorized, $0.0001 par value, of which none were issued or outstanding.
Common stock
Voting
As of September 30, 2026 and December 31, 2025, the Company had 80,000,000 and 50,000,000 shares of voting common stock authorized, respectively, $0.0001 par value, of which 42,784,069 and 27,887,337 shares were issued and outstanding, respectively.
Non-Voting
As of September 30, 2026 the Company had 20,000,000 shares of non-voting common stock authorized, $0.0001 par value, of which 2,768,607 were issued and outstanding. As of December 31, 2025 the Company was not authorized to issue shares of non-voting common stock.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Dividends from the Bank	$53,750	$—	$78,750	$—
Dividends from Sunflower Wealth Advisors LLC	126	—	126	165
The Parent Company did not declare or pay any dividend to stockholders for the three and nine months ended September 30, 2026 and 2025.
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
The following table presents stock options outstanding as of and for the nine months ended September 30, 2026:

	Shares	Weighted-Average Exercise Price, per Share	Weighted-Average Remaining Term (years)
Outstanding, beginning of period	698,829	$20.25
Exercised	(82,806)	20.19
Outstanding, vested and exercisable, end of period	616,023	$20.25	1.42
At September 30, 2026, there was no unrecognized compensation cost related to non-vested stock options. At September 30, 2026 and 2025, the intrinsic value of the stock options was $11,962 and $13,045, respectively.
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

Restricted stock and restricted stock units:
The following table presents non-vested restricted stock and restricted stock units outstanding with only a service condition as of and for the nine months ended September 30, 2026:

	Shares	Weighted-Average Issuance Price, per Share	Weighted-Average Remaining Term (years)
Outstanding, beginning of period	114,459	$35.94
Additions from First Foundation acquisition	177,455	36.46
Issued	158,734	36.45
Vested, restriction released	(101,845)	36.18
Forfeited	(29,936)	36.01
Outstanding, end of period	318,867	$36.40	1.48
At September 30, 2026, there was $10,162 of total unrecognized compensation cost related to the non-vested restricted stock and restricted stock units.
Performance share units:
We determine the shares to be issued based on actual and forecast results during the requisite performance period to determine the probability the market or performance conditions will be achieved. Performance share units outstanding at September 30, 2026 are as follows:

Grant Date	End of Performance Period	Conditions	Target Units	Probable Units	Unrecognized Compensation Cost
April 2026	April 2029	Market	77,745	—	$2,235
April 2025	April 2028	Market	62,414	—	1,132
April 2024	April 2027	Performance	81,897	54,052	320
			222,056	54,052	$3,687
The following table presents performance share unit activity at target for the nine months ended September 30, 2026:

	Performance Share Units at Target	Weighted-Average Grant Date Price, per Unit	Weighted-Average Remaining Term (years)
Outstanding, beginning of period	236,377	$32.93
Issued	79,116	34.50
Vested	(64,721)	28.00
Cancelled / Forfeited	(28,716)	29.54
Outstanding, end of period	222,056	$35.37	1.49

Acquired Equity Incentive Plans

Pioneer Bank, SSB:
In conjunction with the Pioneer merger, we assumed certain options that had been granted under Pioneer’s option plans. All assumed options were fully vested and exercisable. No further options will be granted under the Pioneer plans. The following table presents option activity for the nine months ended September 30,:

	For the nine months ended September 30, 2026
	Shares	Weighted-Average Exercise Price, per Share	Weighted-Average Remaining Term (years)
2026
Outstanding, beginning of year	10,440	$24.66
Exercised	(4,176)	25.62
Outstanding, vested, and exercisable, end of period	6,264	$24.02	1.87
2025
Outstanding, vested, and exercisable, end of period	56,125	$22.81	1.59
At September 30, 2026 and 2025, the intrinsic value of the stock options was $98 and $897, respectively.
For the nine months ended September 30, 2026 and 2025, we recorded total compensation cost from the Equity Incentive Plans of $5,616 and $2,935, respectively.
NOTE 12 - Income Taxes
The provision for income taxes in interim periods requires us to make an estimate of the effective tax rate expected to be applicable for the full year, adjusted for any discrete items for the applicable period. This estimated effective tax rate is then applied to interim consolidated pre-tax operating income to determine the interim provision for income taxes.
The provision for income tax is summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
(Benefit) provision for income taxes	$10,348	$5,111	$10,009	$17,803
Effective tax rate	21.2%	18.1%	21.2%	19.6%
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
The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. As of September 30, 2026, both the Parent Company and the Bank met all capital adequacy requirements to which they were subject.
Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of September 30, 2026 and December 31, 2025, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.
Actual and required capital amounts for the Parent Company are as follows as of:

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2026
Total risk-based capital to risk-weighted assets:	$1,884,450	14.29%	$1,055,130	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$1,581,137	11.99%	$791,348	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$1,581,137	11.99%	$593,511	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$1,581,137	10.33%	$612,010	4.00%	N/A	N/A
December 31, 2025
Total risk-based capital to risk-weighted assets:	$1,187,736	15.73%	$604,008	8.00%	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets:	$1,065,783	14.12%	$453,006	6.00%	N/A	N/A
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$1,065,783	14.12%	$339,755	4.50%	N/A	N/A
Tier 1 leverage capital to average assets:	$1,065,783	12.75%	$334,328	4.00%	N/A	N/A

Actual and required capital amounts for the Bank are as follows as of:

	Actual		For Capital Adequacy Purposes		To be Well- Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2026
Total risk-based capital to risk-weighted assets:	$1,822,216	13.85%	$1,052,831	8.00%	$1,316,039	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$1,714,522	13.03%	$789,623	6.00%	$1,052,831	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$1,714,522	13.03%	$592,217	4.50%	$855,425	6.50%
Tier 1 leverage capital to average assets:	$1,714,522	11.23%	$610,964	4.00%	$763,706	5.00%
December 31, 2025
Total risk-based capital to risk-weighted assets:	$1,119,717	14.85%	$603,066	8.00%	$753,832	10.00%
Tier 1 risk-based capital to risk-weighted assets:	$1,034,444	13.72%	$452,299	6.00%	$603,066	8.00%
Common Equity Tier 1 (CET 1) to risk-weighted assets:	$1,034,444	13.72%	$339,225	4.50%	$489,991	6.50%
Tier 1 leverage capital to average assets:	$1,034,444	12.38%	$334,290	4.00%	$417,862	5.00%
NOTE 14 - Fair Value Measurements
We utilize fair value measurements to record or disclose the fair value of certain assets and liabilities. Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The determination of fair values of financial instruments often requires the use of estimates. In cases where quoted market values in an active market are not available, we use present value techniques and other valuation methods to estimate the fair values of our financial instruments. These valuation models rely on market-based parameters when available, such as interest rate yield curves or credit spreads. Unobservable inputs may be based on management’s judgment, assumptions, and estimates related to credit quality, our future earnings, interest rates and other relevant inputs. These valuation methods require considerable judgment and the resulting estimates of fair value can be significantly affected by the assumptions made and the methods used.
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
The following table sets forth our assets and liabilities measured at fair value on a recurring basis as of:

	Level 1	Level 2	Level 3
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total Estimated Fair Value
September 30, 2026
Available-for-sale securities	$33,581	$1,793,763	$—	$1,827,344
Loans held-for-sale	—	120,491	—	120,491
Mortgage servicing rights	—	—	107,405	107,405
Derivative financial instruments - assets	—	52,613	—	52,613
Derivative financial instruments - liabilities	—	(25,008)	—	(25,008)
Total	$33,581	$1,941,859	$107,405	$2,082,845

December 31, 2025
Available-for-sale securities	$33,270	$435,700	$—	$468,970
Loans held-for-sale	—	100,539	—	100,539
Mortgage servicing rights	—	—	86,651	86,651
Derivative financial instruments - assets	—	22,384	—	22,384
Derivative financial instruments - liabilities	—	(15,531)	—	(15,531)
Total	$33,270	$543,092	$86,651	$663,013
For further details on our Level 3 inputs related to MSRs, see Note 5 - Mortgage Servicing Rights.
The following table presents a reconciliation for our Level 3 assets measured at fair value on a recurring basis:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Balance, beginning of period	$99,736	$82,927	$86,651	$84,258
Total fair value adjustments included in earnings	3,120	(5,127)	(1,176)	(9,111)
Purchases, issuances, sales and settlements:
Acquisition of First Foundation Inc.	—	—	7,651	—
Additions	4,549	7,895	14,279	10,548
Balance, end of period	$107,405	$85,695	$107,405	$85,695

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

	Level 3
	September 30, 2026	December 31, 2025
Collateral dependent loans:
Commercial and industrial	$38,986	$6,783
Commercial real estate	41,009	3,515
Residential real estate	3,443	1,875
Total collateral dependent loans	$83,438	$12,173
Other real estate owned and foreclosed assets, net:
Commercial real estate	$10,955	$8,960
Residential real estate	7,873	880
Other	1,674	1,674
Total other real estate owned and foreclosed assets, net:	$20,502	$11,514
The fair value of the financial assets in the table above utilizes the market approach valuation technique, with discount adjustments for differences between comparable sales.

Fair value of financial instruments not carried at fair value:
The carrying amounts and estimated fair values of financial instruments not carried at fair value are as follows as of:

		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
September 30, 2026
Assets:
Cash and cash equivalents	$729,157	$729,157	$729,157	$—	$—
Securities held-to-maturity	32,213	26,503	—	26,503	—
Loans (excluding collateral dependent loans)	11,255,119	11,131,198	—	—	11,131,198
Restricted equity securities	48,922	48,922	—	48,922	—
Accrued interest receivable	58,416	58,416	—	6,282	52,134

Liabilities:
Deposits (excluding demand deposits)	$8,570,786	$8,558,884	$6,636,330	$1,922,554	$—
Securities sold under agreements to repurchase	18,687	18,687	—	18,687	—
Subordinated debt, net	206,222	210,984	—	—	210,984
Accrued interest payable	17,781	17,781	—	17,781	—
December 31, 2025
Assets:
Cash and cash equivalents	$652,592	$652,592	$652,592	$—	$—
Securities held-to-maturity	33,839	29,446	—	29,446	—
Loans (excluding collateral dependent loans)	6,655,567	6,544,724	—	—	6,544,724
Restricted equity securities	24,775	24,775	—	24,775	—
Accrued interest receivable	32,255	32,255	—	2,224	30,031

Liabilities:
Deposits (excluding demand deposits)	$4,645,526	$4,602,421	$3,315,648	$1,286,773	$—
Securities sold under agreements to repurchase	11,160	11,160	—	11,160	—
FHLB advances	—	—	—	—	—
Subordinated debt, net	36,680	35,981	—	—	35,981
Accrued interest payable	6,680	6,680	—	6,680	—

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
Beginning April 1, 2026, we added a third primary operating segment, Private Wealth Banking. This new segment reflects FirstSun Advisors (formerly First Foundation Advisors), an SEC-registered investment adviser acquired as part of the First Foundation acquisition. As a result, we now have three primary operating segments: Banking, Private Wealth Banking and Mortgage Operations, and we will continue to report Corporate, which represents costs not allocated to the operating segments, including those of FirstSun and our non-bank subsidiaries. The results discussed below reflect the updated segment structure for all current-period activity. Prior-period segment information has been recast, where applicable, to conform to the current presentation. The change in reportable segments did not impact our consolidated financial statements for prior periods other than reclassifications to conform prior period segment information to the current presentation.
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
The Private Wealth Banking segment primarily consists of FirstSun Advisors, a fee-based investment adviser which provides investment advisory and wealth management services primarily to high-net-worth individuals, their families and their family businesses, and other affiliated organizations. In addition, the Bank provides trust services, which consist primarily of the management of trust assets, including financial planning services. We earn trust and investment advisory fees from contracts with our customers to manage and invest their assets and/or transact on their accounts. These fees are generally assessed based on a tiered scale of the market value of assets under management. Related services are based on a fixed fee schedule.
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

Significant segment totals are reconciled to the financial statements as follows for the three months ended September 30,:

	Banking	Private Wealth Banking	Mortgage Operations	Corporate	Total Segments
2026
Summary of Operations
Interest income	$200,829	$1,918	$13,793	$122	$216,662
Interest expense	66,476	366	6,196	3,323	76,361
Net interest income (expense)	134,353	1,552	7,597	(3,201)	140,301

Provision for (benefit from) credit losses	3,273	—	1,127	—	4,400

Noninterest income:
Deposit account service fees	2,360	11	—	—	2,371
Treasury management service fees	5,035	61	—	—	5,096
Credit and debit card fees	3,024	35	1	—	3,060
Trust and investment advisory fees	(143)	10,024	—	—	9,881
Mortgage banking services, net	(935)	—	13,678	—	12,743
Other noninterest income	5,966	265	—	—	6,231
Total noninterest income	15,307	10,396	13,679	—	39,382

Noninterest expense:
Salary and employee benefits	42,613	7,578	11,887	1,266	63,344
Occupancy, equipment and software	13,416	709	1,271	136	15,532
Customer service costs	2,762	—	—	—	2,762
Amortization of intangible assets	3,663	575	—	—	4,238
Merger related expenses	12,012	(138)	—	1,372	13,246
Other noninterest expenses	18,317	3,061	5,499	554	27,431
Total noninterest expense	92,783	11,785	18,657	3,328	126,553

Income (loss) before income taxes	$53,604	$163	$1,492	$(6,529)	$48,730

Other Information
Depreciation expense on premises and equipment and amortization on software	$2,656	$2	$64	$—	$2,722
Identifiable assets	$13,742,924	$124,656	$1,299,053	$110,252	$15,276,885

	Banking	Private Wealth Banking	Mortgage Operations	Corporate	Total Segments
2025
Summary of Operations
Interest income	$107,382	$1,495	$12,243	$8	$121,128
Interest expense	33,894	(1,027)	5,694	1,614	40,175
Net interest income (expense)	73,488	2,522	6,549	(1,606)	80,953

Provision for (benefit from) credit losses	10,544	—	(444)	—	10,100

Noninterest income:
Deposit account service fees	2,154	8	—	—	2,162
Treasury management service fees	4,341	61	—	—	4,402
Credit and debit card fees	2,653	17	1	—	2,671
Trust and investment advisory fees	—	1,536	—	—	1,536
Mortgage banking services, net	(646)	—	13,287	—	12,641
Other noninterest income	2,869	7	45	—	2,921
Total noninterest income	11,371	1,629	13,333	—	26,333

Noninterest expense:
Salary and employee benefits	32,298	2,196	9,740	588	44,822
Occupancy, equipment and software	8,433	274	794	90	9,591
Amortization of intangible assets	547	31	—	—	578
Merger related expenses	95	—	—	146	241
Other noninterest expenses	7,199	1,708	4,509	253	13,669
Total noninterest expense	48,572	4,209	15,043	1,077	68,901

Income (loss) before income taxes	$25,743	$(58)	$5,283	$(2,683)	$28,285

Other Information
Depreciation expense on premises and equipment and amortization on software	$2,030	$4	$33	$—	$2,067
Identifiable assets	$7,091,434	$92,942	$1,177,326	$133,735	$8,495,437

Significant segment totals are reconciled to the financial statements as follows for the nine months ended September 30,:

	Banking	Private Wealth Banking	Mortgage Operations	Corporate	Total Segments
2026
Summary of Operations
Interest income	$519,673	$3,158	$39,778	$195	$562,804
Interest expense	173,897	(2,290)	17,991	6,931	196,529
Net interest income (expense)	345,776	5,448	21,787	(6,736)	366,275

Provision for (benefit from) credit losses	53,051	—	(1)	—	53,050

Noninterest income:
Deposit account service fees	6,729	30	—	—	6,759
Treasury management service fees	14,587	189	—	—	14,776
Credit and debit card fees	8,644	80	1	—	8,725
Trust and investment advisory fees	(210)	20,993	—	—	20,783
Mortgage banking services, net	(2,243)	—	45,259	—	43,016
Other noninterest income	13,040	406	—	—	13,446
Total noninterest income	40,547	21,698	45,260	—	107,505

Noninterest expense:
Salary and employee benefits	121,212	17,782	36,489	3,961	179,444
Occupancy, equipment and software	35,480	1,508	3,781	273	41,042
Customer service costs	5,504	—	—	—	5,504
Amortization of intangible assets	7,676	1,306	—	—	8,982
Merger related expenses	55,239	667	—	17,580	73,486
Other noninterest expenses	39,600	8,028	15,972	1,548	65,148
Total noninterest expense	264,711	29,291	56,242	23,362	373,606

Income (loss) before income taxes	$68,561	$(2,145)	$10,806	$(30,098)	$47,124

Other Information
Depreciation expense on premises and equipment and amortization on software	$7,489	$10	$154	$—	$7,653
Identifiable assets	$13,742,924	$124,656	$1,299,053	$110,252	$15,276,885

	Banking	Private Wealth Banking	Mortgage Operations	Corporate	Total Segments
2025
Summary of Operations
Interest income	$309,527	$3,899	$35,046	$24	$348,496
Interest expense	96,637	(3,043)	16,985	3,987	114,566
Net interest income (expense)	212,890	6,942	18,061	(3,963)	233,930

Provision for (benefit from) credit losses	19,068	—	(668)	—	18,400

Noninterest income:
Deposit account service fees	6,184	21	—	—	6,205
Treasury management service fees	12,735	194	—	—	12,929
Credit and debit card fees	7,931	51	3	—	7,985
Trust and investment advisory fees	—	4,430	—	—	4,430
Mortgage banking services, net	(1,899)	—	36,869	—	34,970
Other noninterest income	8,611	5	—	—	8,616
Total noninterest income	33,562	4,701	36,872	—	75,135

Noninterest expense:
Salary and employee benefits	92,375	6,165	27,887	1,877	128,304
Occupancy, equipment and software	25,198	805	2,455	210	28,668
Amortization of intangible assets	1,690	94	—	—	1,784
Merger related expenses	380	—	—	146	526
Other noninterest expenses	21,301	4,977	13,078	1,095	40,451
Total noninterest expense	140,944	12,041	43,420	3,328	199,733

Income (loss) before income taxes	$86,440	$(398)	$12,181	$(7,291)	$90,932

Other Information
Depreciation expense on premises and equipment and amortization on software	$6,045	$11	$114	$—	$6,170
Identifiable assets	$7,091,434	$92,942	$1,177,326	$133,735	$8,495,437

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
Undistributed portion of committed loans and unused lines of credit
Loan commitments are agreements to lend to a customer as long as there is no customer violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee. As of September 30, 2026 and December 31, 2025, commitments included the funding of fixed-rate loans totaling $232,627 and $130,867 and variable-rate loans totaling $2,045,515 and $1,372,506, respectively. The fixed-rate loan commitments have interest rates ranging from 1.00% to 21.00% at September 30, 2026 and December 31, 2025, and maturities ranging from 1 month to 21 years at September 30, 2026 and 1 month to 17 years at December 31, 2025.
Standby letters of credit
Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since many loan commitments and letters of credit expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, owner occupied real estate, and/or income-producing commercial properties. As of September 30, 2026 and December 31, 2025, our standby letters of credit commitment totaled $51,738 and $39,356, respectively.
MPF Master Commitments
The Bank has executed MPF Master Commitments (“Commitments”) with the FHLB to deliver mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB’s first loss account for mortgages delivered under the Commitments. The Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to manage the credit risk of the MPF Program mortgage loans. As of September 30, 2026 and December 31, 2025, the Bank considered the amount of any of its liability for the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the Commitments to be immaterial, and has not recorded a liability and offsetting receivable. As of September 30, 2026 and December 31, 2025, the maximum potential amount of future payments that the Bank would have been required to make under the Commitments was $8,194 and $4,600, respectively. Under the Commitments, the Bank agrees to service the loans and, therefore, is responsible for any necessary foreclosure proceedings. Any future recoveries on any losses would not be paid by the FHLB under the Commitments. The Bank has not experienced any material losses under these guarantees.
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

	September 30, 2026	December 31, 2025
ROU asset on leased property, gross	$62,690	$40,933
Accumulated amortization	(20,728)	(18,110)
ROU asset, net (included in prepaid expenses and other assets in our consolidated balance sheets)	$41,962	$22,823
Lease liability (included in accrued expenses and other liabilities in our consolidated balance sheets)	$50,085	$24,562
Weighted Average Remaining Life - Operating Leases (years)	3.13	5.07
Weighted Average Rate - Operating Leases	2.44%	3.34%
The following table reconciles future undiscounted lease payments due under non-cancelable operating leases to the aggregate operating lessee lease liability as of September 30, 2026:

Remainder of 2026	$4,924
2027	13,341
2028	13,068
2029	11,141
2030	6,526
Thereafter	7,141
Total undiscounted operating lease liability	56,141
Imputed interest	6,056
Total operating lease liability included in the accompanying balance sheet	$50,085
Total lease expense for the three months ended September 30, 2026 and 2025 was $3,400 and $1,885, respectively. Total lease expense for the nine months ended September 30, 2026 and 2025 was $9,262 and $5,989, respectively. The components of total lease expense were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Operating leases	$3,624	$1,872	$8,731	$5,862
Short-term leases	(195)	63	639	264
Sublease income	(29)	(50)	(108)	(137)
Net lease expense	$3,400	$1,885	$9,262	$5,989
We do not currently have any significant finance leases in which we are the lessee, material related-party leases, leases containing residual value guarantees or restrictive covenants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
General Overview
FirstSun Capital Bancorp, headquartered in Greenwood Village, Colorado, a suburb of Denver, is the financial holding company for Sunflower Bank, National Association, which is headquartered in Dallas, Texas and operates as Sunflower Bank and First National 1870. We conduct a full-service community banking and trust business through our wholly-owned subsidiaries, which as of September 30, 2026, consisted of Sunflower Bank, FEIF Capital Partners, LLC, and FirstSun Advisors, an SEC-registered investment adviser. The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and accompanying footnotes included in Item 1 of this Form 10-Q as well as our audited consolidated financial statements and footnotes for the year ended December 31, 2025 included in our 2025 Annual Report that we filed with the SEC on March 6, 2026. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate trends in operations or results of operations for any future periods.
Recent Developments
Acquisition of First Foundation Inc.
On April 1, 2026, we completed our merger with First Foundation, the holding company for First Foundation Bank, a California-chartered banking corporation, and we successfully completed the core system conversion of First Foundation in late September. The consummation of the acquisition with First Foundation expanded our markets in Southern California and Texas and added new markets in Florida, Nevada and Hawaii. The acquisition also expanded our wealth management capabilities through the acquisition of FirstSun Advisors (formerly First Foundation Advisors), an SEC-registered investment adviser under the Investment Advisers Act and a former wholly owned subsidiary of First Foundation.
First Foundation and its results of operations are included in our consolidated financial results since the date of acquisition. Therefore, our third quarter and first nine months of 2026 results reflect increased levels of average balances, net interest income, non-interest income and expenses compared to the third quarter and first nine months of 2025.
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
Financial Summary
Net income totaled $38.4 million in the third quarter of 2026 compared to net income of $23.2 million in the third quarter of 2025. Earnings per diluted share were $0.82 in both the third quarter of 2026 and 2025. Adjusted net income, a non-GAAP financial measure, was $48.2 million or $1.03 per diluted share in the third quarter of 2026 compared to $23.4 million or $0.83 per diluted share in the third quarter of 2025. See “Non-GAAP Financial Measures and Reconciliations” below.
Net income totaled $37.1 million in the nine months ended September 30, 2026 compared to net income of $73.1 million in the same period in 2025. Earnings per diluted share were $0.91 in the nine months ended September 30, 2026 compared to $2.59 in the same period in 2025. Adjusted net income, a non-GAAP financial measure, was $92.9 million or $2.27 per diluted share in the nine months ended September 30, 2026 compared to $73.7 million or $2.61 per diluted share in the same period in 2025. See “Non-GAAP Financial Measures and Reconciliations” below.

The following table sets forth certain summary financial and other information of FirstSun:

	As of and for the three months ended		As of and for the nine months ended
($ in thousands, except per share amounts)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Income Statement:
Net interest income	$140,301	$80,953	$366,275	$233,930
Provision for credit losses	4,400	10,100	53,050	18,400
Noninterest income	39,382	26,333	107,505	75,135
Noninterest expense	126,553	68,901	373,606	199,733
Income before income taxes	48,730	28,285	47,124	90,932
Provision for income taxes	10,348	5,111	10,009	17,803
Net income	38,382	23,174	37,115	73,129
Adjusted net income[1]	48,212	23,412	92,906	73,655
Balance Sheet:
Total assets	$15,276,885	$8,495,437	$15,276,885	$8,495,437
Loans held-for-sale	120,491	85,250	120,491	85,250
Loans held-for-investment	11,457,891	6,681,629	11,457,891	6,681,629
Total deposits	12,970,958	7,105,415	12,970,958	7,105,415
Total borrowed funds	206,222	76,163	206,222	76,163
Total stockholders' equity	1,810,506	1,127,513	1,810,506	1,127,513
Per Common Share Data:
Period end common shares outstanding	45,552,676	27,854,764	45,552,676	27,854,764
Weighted average common shares outstanding, basic	46,304,015	27,801,255	40,343,797	27,769,320
Basic earnings per share	$0.83	$0.83	$0.92	$2.63
Weighted average common shares outstanding, diluted	46,871,679	28,291,778	40,901,707	28,274,134
Diluted earnings per share	$0.82	$0.82	$0.91	$2.59
Adjusted diluted earnings per share[1]	1.03	0.83	2.27	2.61
Cash dividends	$—	$—	$—	$—
Dividend payout ratio	—%	—%	—%	—%
Book value per share	$39.75	$40.48	$39.75	$40.48
Tangible book value per share[1]	35.60	36.92	35.60	36.92
Performance Ratios:
Return on average total assets	0.98%	1.09%	0.36%	1.19%
Adjusted return on average total assets[1]	1.23%	1.10%	0.91%	1.20%
Return on average stockholders' equity	8.23%	8.22%	3.04%	8.99%
Adjusted return on average stockholders’ equity[1]	10.33%	8.31%	7.61%	9.05%
Return on average tangible stockholders' equity[1]	9.97%	9.20%	4.02%	10.08%
Adjusted return on average tangible stockholders' equity[1]	12.32%	9.30%	9.10%	10.16%
Net interest margin	3.82%	4.07%	3.81%	4.07%
Net interest margin (FTE basis)[1]	3.87%	4.12%	3.86%	4.13%
Efficiency ratio	70.43%	64.22%	78.86%	64.62%
Adjusted efficiency ratio[1]	63.06%	64.00%	63.35%	64.45%
Noninterest income to total revenue[2]	21.9%	24.5%	22.7%	24.3%
Balance Sheet Ratios:
Loan to deposit ratio	88.3%	94.0%	88.3%	94.0%
Net charge-offs to average loans outstanding	0.11%	0.55%	0.75%	0.48%
Allowance for credit losses to loans	1.52%	1.26%	1.52%	1.26%
Nonperforming loans to total loans[3]	1.77%	1.04%	1.77%	1.04%
Capital Ratios:
Total risk-based capital to risk-weighted assets	14.29%	15.81%	14.29%	15.81%
Tier 1 risk-based capital to risk-weighted assets	11.99%	13.79%	11.99%	13.79%
Common Equity Tier 1 (CET 1) to risk-weighted assets	11.99%	13.79%	11.99%	13.79%
Tier 1 leverage capital to average assets	10.33%	12.44%	10.33%	12.44%
Average stockholders' equity to average total assets	11.92%	13.27%	11.93%	13.23%
Tangible stockholders' equity to tangible assets[1]	10.75%	12.25%	10.75%	12.25%
Tangible stockholders' equity to tangible assets reflecting net unrealized losses on HTM securities, net of tax[1]	10.72%	12.21%	10.72%	12.21%
Nonfinancial Data:
Full-time equivalent employees	1,587	1,179	1,587	1,179
Banking branches	99	71	99	71
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
The following table presents GAAP to non-GAAP reconciliations:

	As of and for the three months ended		As of and for the nine months ended
($ in thousands, except share and per share amounts)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Tangible stockholders’ equity to tangible assets:
Total stockholders' equity (GAAP)	$1,810,506	$1,127,513	$1,810,506	$1,127,513
Less: Goodwill and other intangible assets
Goodwill	(102,536)	(93,483)	(102,536)	(93,483)
Other intangible assets	(86,215)	(5,650)	(86,215)	(5,650)
Tangible stockholders' equity (non-GAAP)	$1,621,755	$1,028,380	$1,621,755	$1,028,380
Total assets (GAAP)	$15,276,885	$8,495,437	$15,276,885	$8,495,437
Less: Goodwill and other intangible assets
Goodwill	(102,536)	(93,483)	(102,536)	(93,483)
Other intangible assets	(86,215)	(5,650)	(86,215)	(5,650)
Tangible assets (non-GAAP)	$15,088,134	$8,396,304	$15,088,134	$8,396,304
Total stockholders' equity to total assets (GAAP)	11.85%	13.27%	11.85%	13.27%
Less: Impact of goodwill and other intangible assets	(1.10)%	(1.02)%	(1.10)%	(1.02)%
Tangible stockholders' equity to tangible assets (non-GAAP)	10.75%	12.25%	10.75%	12.25%
Tangible stockholders’ equity to tangible assets, reflecting net unrealized losses on HTM securities, net of tax:
Tangible stockholders' equity (non-GAAP)	$1,621,755	$1,028,380	$1,621,755	$1,028,380
Less: Net unrealized losses on HTM securities, net of tax	(4,315)	(3,432)	(4,315)	(3,432)
Tangible stockholders’ equity less net unrealized losses on HTM securities, net of tax (non-GAAP)	$1,617,440	$1,024,948	$1,617,440	$1,024,948
Tangible assets (non-GAAP)	$15,088,134	$8,396,304	$15,088,134	$8,396,304
Less: Net unrealized losses on HTM securities, net of tax	(4,315)	(3,432)	(4,315)	(3,432)
Tangible assets less net unrealized losses on HTM securities, net of tax (non-GAAP)	$15,083,819	$8,392,872	$15,083,819	$8,392,872
Tangible stockholders’ equity to tangible assets (non-GAAP)	10.75%	12.25%	10.75%	12.25%
Less: Net unrealized losses on HTM securities, net of tax	(0.03)%	(0.04)%	(0.03)%	(0.04)%
Tangible stockholders’ equity to tangible assets reflecting net unrealized losses on HTM securities, net of tax (non-GAAP)	10.72%	12.21%	10.72%	12.21%
Tangible book value per share:
Total stockholders' equity (GAAP)	$1,810,506	$1,127,513	$1,810,506	$1,127,513
Tangible stockholders' equity (non-GAAP)	$1,621,755	$1,028,380	$1,621,755	$1,028,380
Total shares outstanding	45,552,676	27,854,764	45,552,676	27,854,764
Book value per share (GAAP)	$39.75	$40.48	$39.75	$40.48
Tangible book value per share (non-GAAP)	$35.60	$36.92	$35.60	$36.92

	As of and for the three months ended		As of and for the nine months ended
($ in thousands, except share and per share amounts)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Adjusted net income:
Net income (GAAP)	$38,382	$23,174	$37,115	$73,129
Add: Adjustments
Merger related expenses, net of tax	9,830	238	55,791	526
Total adjustments, net of tax	9,830	238	55,791	526
Adjusted net income (non-GAAP)	$48,212	$23,412	$92,906	$73,655
Adjusted diluted earnings per share:
Diluted earnings per share (GAAP)	$0.82	$0.82	$0.91	$2.59
Add: Impact of adjustments
Merger related expenses, net of tax	0.21	0.01	1.36	0.02
Adjusted diluted earnings per share (non-GAAP)	$1.03	$0.83	$2.27	$2.61
Adjusted return on average total assets:
Return on average total assets (ROAA) (GAAP)	0.98%	1.09%	0.36%	1.19%
Add: Impact of adjustments
Merger related expenses, net of tax	0.25%	0.01%	0.55%	0.01%
Adjusted ROAA (non-GAAP)	1.23%	1.10%	0.91%	1.20%
Adjusted return on average stockholders’ equity:
Return on average stockholders' equity (ROAE) (GAAP)	8.23%	8.22%	3.04%	8.99%
Add: Impact of adjustments
Merger related expenses, net of tax	2.10%	0.09%	4.57%	0.06%
Adjusted ROAE (non-GAAP)	10.33%	8.31%	7.61%	9.05%
Tangible net income
Net Income (GAAP)	$38,382	$23,174	$37,115	$73,129
Add: Intangible amortization, net of tax	3,348	457	7,096	1,409
Tangible net income (non-GAAP)	$41,730	$23,631	$44,211	$74,538
Return on average tangible stockholders’ equity:
Return on average stockholders’ equity (ROAE) (GAAP)	8.23%	8.22%	3.04%	8.99%
Add: Impact of excluding average goodwill and other intangible assets, inclusive of after-tax intangible amortization
Goodwill	0.94%	0.81%	0.34%	0.90%
Other intangible assets	0.80%	0.17%	0.64%	0.19%
Return on average tangible stockholders’ equity (ROATE) (non-GAAP)	9.97%	9.20%	4.02%	10.08%
Adjusted return on average tangible stockholders’ equity:
Return on average tangible stockholders' equity (ROATE) (non-GAAP)	9.97%	9.20%	4.02%	10.08%
Add: Impact of adjustments
Merger related expenses, net of tax	2.35%	0.10%	5.08%	0.08%
Adjusted ROATE (non-GAAP)	12.32%	9.30%	9.10%	10.16%
Adjusted total noninterest expense:
Total noninterest expense (GAAP)	$126,553	$68,901	$373,606	$199,733
Less: Adjustments
Merger related expenses	(13,246)	(241)	(73,486)	(526)
Total adjustments	(13,246)	(241)	(73,486)	(526)
Adjusted total noninterest expense (non-GAAP)	$113,307	$68,660	$300,120	$199,207
Adjusted efficiency ratio:
Efficiency ratio (GAAP)	70.43%	64.22%	78.86%	64.62%
Less: Impact of adjustments
Merger related expenses	(7.37)%	(0.22)%	(15.51)%	(0.17)%
Adjusted efficiency ratio (non-GAAP)	63.06%	64.00%	63.35%	64.45%

	As of and for the three months ended		As of and for the nine months ended
($ in thousands, except share and per share amounts)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Fully tax equivalent (“FTE”) net interest income and net interest margin:
Net interest income (GAAP)	$140,301	$80,953	$366,275	$233,930
Gross income effect of tax exempt income	1,904	1,225	5,300	3,621
FTE net interest income (non-GAAP)	$142,205	$82,178	$371,575	$237,551
Average earning assets	$14,578,482	$7,888,042	$12,861,466	$7,681,360
Net interest margin	3.82%	4.07%	3.81%	4.07%
Net interest margin on FTE basis (non-GAAP)	3.87%	4.12%	3.86%	4.13%
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
Beginning April 1, 2026, we added a third primary operating segment, Private Wealth Banking. This new segment reflects FirstSun Advisors (formerly First Foundation Advisors), an SEC-registered investment adviser acquired as part of the First Foundation acquisition. As a result, we now have three primary operating segments: Banking, Private Wealth Banking and Mortgage Operations, and we will continue to report Corporate, which represents costs not allocated to the operating segments, including those of FirstSun and our non-bank subsidiaries. The results discussed below reflect the updated segment structure for all current-period activity. Prior-period segment information has been recast, where applicable, to conform to the current presentation. The change in reportable segments did not impact our consolidated financial statements for prior periods other than reclassifications to conform prior period segment information to the current presentation.
Banking
Three months ended September 30, 2026 and 2025
Income before income taxes increased $27.9 million to $53.6 million for the third quarter of 2026, from $25.7 million for the same period in 2025. The period-over-period increase was primarily due to an increase in net interest income, partially offset by an increase in noninterest expense. Net interest income increased $60.9 million to $134.4 million for the third quarter of 2026, compared to $73.5 million for the same period in 2025, primarily due to the addition of interest-earning assets and interest-bearing liabilities acquired in the First Foundation acquisition and related purchase accounting accretion. Noninterest expense increased $44.2 million to $92.8 million for the third quarter of 2026, from $48.6 million for the same period in 2025. Salary and employee benefits, a component of noninterest expense, increased $10.3 million to $42.6 million for the third quarter of 2026, from $32.3 million for the same period in 2025, primarily due to an increase in headcount associated with the acquisition of First Foundation. Merger related expenses, a component of noninterest expense, increased $11.9 million to $12.0 million for the third quarter of 2026, compared to $0.1 million for the same period in 2025, related to the First Foundation acquisition. Identifiable assets for our Banking segment increased $6.7 billion to $13.7 billion at September 30, 2026 from $7.1 billion at September 30, 2025. The growth in identifiable assets was primarily driven by our acquisition of First Foundation.
Nine months ended September 30, 2026 and 2025
Income before income taxes decreased $17.9 million to $68.6 million for the nine months ended September 30, 2026, from $86.4 million for the same period in 2025. The period-over-period decrease was primarily due to an increase in provision for credit losses, an increase in salary and employee benefits expense, and an increase in merger related expenses, partially offset by an increase in net interest income. Provision for credit losses increased $34.0 million to $53.1 million for the nine months ended September 30, 2026, compared to $19.1 million for the same period in 2025, primarily related to increased net charge-offs on two commercial and industrial (“C&I”) loans with no previous specific reserves. Salary and employee benefits expense increased $28.8 million to $121.2 million for the nine months ended September 30, 2026, compared to $92.4 million for the same period in 2025, primarily due to higher headcount from the acquisition of First Foundation, the addition of C&I bankers and support personnel, and higher medical insurance costs. Merger related expenses increased $54.9 million to $55.2 million for the nine months ended September 30, 2026, compared to $0.4 million for the same period in 2025, related to the First Foundation acquisition. Net interest income increased $132.9 million to $345.8 million for the nine months ended September 30, 2026 compared to $212.9 million for the same period in 2025, primarily due to the addition of interest-earning assets and interest-bearing liabilities acquired in the First Foundation acquisition and related purchase accounting accretion.
Private Wealth Banking
Three months ended September 30, 2026 and 2025
Income before income taxes increased $0.2 million to $0.2 million for the third quarter of 2026, compared to a loss before income taxes of $0.1 million for the same period in 2025. The period-over-period increase was primarily due to an increase in trust and investment advisory fees, partially offset by an increase in noninterest expense. Trust and investment advisory fees increased $8.5 million to $10.0 million for the third quarter of 2026, compared to $1.5 million for the same period in 2025, primarily due to the addition of FirstSun Advisors (formerly First Foundation Advisors) following the acquisition of First Foundation. Noninterest expense increased $7.6 million to $11.8 million for the third quarter of 2026, from $4.2 million for the same period in 2025. Salary and benefits, a component of noninterest expense, increased $5.4 million to $7.6 million for the third quarter of 2026, from $2.2 million for the same period in 2025, primarily due to an increase in headcount associated with the acquisition of First Foundation. Additionally, amortization of intangible assets increased $0.5 million for the third quarter of 2026 compared to the same period in 2025. Identifiable assets for our Private Wealth Banking segment increased $31.7 million to $124.7 million at September 30, 2026 from $92.9 million at September 30, 2025. The growth in identifiable assets was primarily driven by the acquisition of First Foundation.
Nine months ended September 30, 2026 and 2025
Loss before income taxes increased $1.7 million to a loss of $2.1 million for the nine months ended September 30, 2026, compared to a loss of $0.4 million for the same period in 2025. The period-over-period increase in loss was primarily due to an increase in noninterest expense, partially offset by an increase in trust and investment advisory fees. Noninterest expense increased $17.3 million to $29.3 million for the nine months ended September 30, 2026, from $12.0 million for the same period in 2025. Salary and benefits, a component of noninterest expense, increased $11.6 million to $17.8 million for the nine months ended September 30, 2026, from $6.2 million for the same period in 2025, primarily due to an increase in headcount associated with the acquisition of First Foundation. Additionally, amortization of intangible assets and merger related expenses, increased $1.2 million and $0.7 million, respectfully, for the nine months ended September 30, 2026 compared to the same period in 2025. Trust and investment advisory fees increased $16.6 million to $21.0 million for the nine months ended September 30, 2026, compared to $4.4 million for the same period in 2025, primarily due to the addition of FirstSun Advisors (formerly First Foundation Advisors) following the acquisition of First Foundation.
Mortgage Operations
Three months ended September 30, 2026 and 2025
Income before income taxes decreased $3.8 million to $1.5 million for the third quarter of 2026, compared to $5.3 million for the same period in 2025. The period-over-period decrease was primarily due to an increase in salary and employee benefits, an increase in provision for credit losses, and an increase in other noninterest expenses, partially offset by an increase in net interest income. Salary and employee benefits increased $2.1 million to $11.9 million for the third quarter of 2026, compared to $9.7 million for the same period in 2025, primarily due to higher levels of variable compensation associated with an increase in mortgage loan originations. Provision for credit losses increased $1.6 million to $1.1 million for the third quarter of 2026, compared to $(0.4) million for the same period in 2025, primarily due to an increase in residential loans balances. Other noninterest expenses increased $1.0 million to $5.5 million for the third quarter of 2026, compared to $4.5 million for the same period in 2025, primarily due to higher appraisal, servicing and collection expenses. Net interest income increased $1.0 million to $7.6 million for the third quarter of 2026, compared to $6.5 million for the same period in 2025, primarily due to higher average balance and higher average yield on residential real estate loans. Identifiable assets for our Mortgage Operations segment increased $0.1 billion to $1.3 billion at September 30, 2026 from $1.2 billion at September 30, 2025. The growth in identifiable assets was primarily driven by organic growth in our residential mortgage portfolio.
Nine months ended September 30, 2026 and 2025
Income before income taxes decreased $1.4 million to $10.8 million for the nine months ended September 30, 2026, compared to $12.2 million for the same period in 2025. The period over period decrease was primarily due to an increase in salary and employee benefits expense and an increase in other noninterest expense, partially offset by an increase in mortgage banking services income and an increase in net interest income. Salary and employee benefits expense increased $8.6 million to $36.5 million for the nine months ended September 30, 2026, compared to $27.9 million for the same period in 2025, primarily due to higher levels of variable compensation associated with an increase in mortgage loan originations. Other noninterest expense increased $2.9 million to $16.0 million for the nine months ended September 30, 2026, compared to $13.1 million for the same period in 2025, primarily due to higher mortgage service expense and credit service fees. Revenue from mortgage banking services increased $8.4 million to $45.3 million for the nine months ended September 30, 2026, compared to $36.9 million for the same period in 2025, primarily due to an increase in loan originations sold and higher net MSR capitalization. Net interest income increased $3.7 million to $21.8 million for the nine months ended September 30, 2026, compared to $18.1 million for the same period in 2025, primarily due to higher average balance and higher average yield on residential real estate loans.
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

Results of Operations
The following table sets forth components of our results of operations:

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands, except per share amounts)	2026	2025	2026	2025
Net interest income	$140,301	$80,953	$366,275	$233,930
Provision for credit losses	4,400	10,100	53,050	18,400
Noninterest income	39,382	26,333	107,505	75,135
Noninterest expense	126,553	68,901	373,606	199,733
Income before income taxes	48,730	28,285	47,124	90,932
Provision for income taxes	10,348	5,111	10,009	17,803
Net income	38,382	23,174	37,115	73,129
Diluted earnings per share	$0.82	$0.82	$0.91	$2.59
Return on average total assets	0.98%	1.09%	0.36%	1.19%
Return on average stockholders' equity	8.23%	8.22%	3.04%	8.99%
Net interest margin	3.82%	4.07%	3.81%	4.07%
Net interest margin - FTE basis (non-GAAP)[1]	3.87%	4.12%	3.86%	4.13%
Efficiency ratio	70.43%	64.22%	78.86%	64.62%
Noninterest income to total revenue[2]	21.9%	24.5%	22.69%	24.31%
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
Three months ended September 30, 2026 and 2025
Our net interest income was $140.3 million for the third quarter of 2026, an increase of $59.3 million, or 73.3%, compared to the same period in 2025. Interest income on loans increased by $76.8 million for the third quarter of 2026, compared to the same period in 2025. Interest income on investment securities increased by $17.4 million for the third quarter of 2026, compared to the same period in 2025. Interest income on interest-bearing cash and other assets increased by $1.3 million for the third quarter of 2026, compared to the same period in 2025. Interest expense from total interest-bearing liabilities increased by $36.2 million for the third quarter of 2026, compared to the same period in 2025. Included in net interest income was net accretion income of purchase accounting discounts of $25.6 million for the third quarter of 2026, compared to net accretion expense of $0.1 million for the same period in 2025.
Our net interest margin was 3.82% for the third quarter of 2026, compared to 4.07% for the same period in 2025, a decrease of 25 basis points. We experienced a 19 basis point decrease in yield from earning assets and a seven basis point decrease in our total cost of interest-bearing liabilities for the third quarter of 2026 as compared to the same period in 2025. Total average earning assets increased $6.7 billion, while total average interest-bearing liabilities increased $5.2 billion for the third quarter of 2026 as compared to the same period in 2025. The effect on net interest margin of net accretion income of purchase accounting discounts was an increase of 70 basis points for the third quarter of 2026, compared to a decrease of one basis point for the same period in 2025.
Total average loans grew to $11.7 billion for the third quarter of 2026, an increase of $5.0 billion or 74.7%, compared to the same period in 2025, due primarily to loans acquired from First Foundation, as well as organic growth in our loan portfolio. Yield on loans decreased 16 basis points for the third quarter of 2026, compared to the same period in 2025, reflecting the impact of the lower interest rate environment and its impact on variable rate loans in the portfolio and a change in portfolio mix resulting from the addition of lower-yielding public finance and multifamily loans acquired from First Foundation. Average investment securities grew to $1.9 billion for the third quarter of 2026, an increase of $1.4 billion or 278.1%, compared to the same period in 2025, due primarily to investment securities acquired from First Foundation. Yield on investment securities increased 109 basis points for the third quarter of 2026, compared to the same period in 2025, due primarily to investment securities acquired from First Foundation. Average interest-bearing cash and other assets grew to $1.0 billion for the third quarter of 2026, an increase of $300.3 million or 42.0%, compared to the same period in 2025. Yield on interest-bearing cash and other assets decreased 76 basis points for the third quarter of 2026, compared to the same period in 2025, primarily due to lower average short-term market interest rates relative to the prior period.
Average interest-bearing deposits grew to $10.5 billion for the third quarter of 2026, an increase of $5.1 billion or 93.7%, compared to the same period in 2025, due primarily to deposits assumed from First Foundation. Cost of interest-bearing deposits decreased six basis points for the third quarter of 2026, compared to the same period in 2025, primarily due to lower average short-term market interest rates, largely offset by the addition of higher-cost deposits acquired from First Foundation. Average certificates of deposit increased from approximately $1.4 billion for the third quarter of 2025 to approximately $1.9 billion for the third quarter of 2026, due primarily to certificates of deposit assumed from First Foundation. Average other long-term borrowings increased $129.7 million, or 170.4%, for the third quarter of 2026, compared to the same period in 2025. Cost of other long-term borrowings decreased 203 basis points for the third quarter of 2026, compared to the same period in 2025.
Nine months ended September 30, 2026 and 2025
Our net interest income was $366.3 million for the nine months ended September 30, 2026, an increase of $132.3 million, or 56.6%, compared to the same period in 2025. Interest income on loans increased by $172.6 million for the nine months ended September 30, 2026, compared to the same period in 2025. Interest income on investment securities increased by

$37.7 million for the nine months ended September 30, 2026, compared to the same period in 2025. Interest income on interest-bearing cash and other assets increased by $3.9 million for the nine months ended September 30, 2026, compared to the same period in 2025. Interest expense from total interest-bearing liabilities increased by $82.0 million for the nine months ended September 30, 2026, compared to the same period in 2025. Included in net interest income was net accretion income of purchase accounting discounts of $52.8 million for the nine months ended September 30, 2026, compared to $0.3 million for the same period in 2025.
Our net interest margin was 3.81% for the nine months ended September 30, 2026, compared to 4.07% for the same period in 2025, a decrease of 26 basis points. We experienced a 22 basis point decrease in yield from earning assets and a seven basis point decrease in total cost of interest-bearing liabilities for the nine months ended September 30, 2026, compared to the same period in 2025. Total average earning assets increased $5.2 billion, while total average interest-bearing liabilities increased $4.1 billion for the nine months ended September 30, 2026 as compared to the same period in 2025. The effect on net interest margin of net accretion income of purchase accounting discounts was an increase of 55 basis points for the nine months ended September 30, 2026, compared to zero basis points for the same period in 2025.
Total average loans grew to $10.4 billion for the nine months ended September 30, 2026, an increase of $3.8 billion, compared to the same period in 2025, due primarily to loans acquired from First Foundation, as well as organic growth in our loan portfolio. Yield on loans decreased 16 basis points for the nine months ended September 30, 2026, compared to the same period in 2025, reflecting the impact of the lower interest rate environment and its impact on variable rate loans in the portfolio and a change in portfolio mix resulting from the addition of lower-yielding public finance and multifamily loans acquired from First Foundation. Average investment securities grew to $1.5 billion for the nine months ended September 30, 2026, an increase of $1.0 billion or 197.8%, compared to the same period in 2025, due primarily to investment securities acquired from First Foundation. Yield on investment securities increased 104 basis points for the nine months ended September 30, 2026, compared to the same period in 2025, due primarily to investment securities acquired from First Foundation. Average interest-bearing cash and other assets grew to $0.9 billion for the nine months ended September 30, 2026, an increase of $0.3 billion or 54.7%, compared to the same period in 2025. Yield on interest-bearing cash and other assets decreased 95 basis points for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to lower average short-term market interest rates relative to the prior year period.
Average interest-bearing deposits grew to $9.3 billion for the nine months ended September 30, 2026, an increase of $4.0 billion or 75.0%, compared to the same period in 2025, due primarily to deposits assumed from First Foundation. Cost of interest-bearing deposits decreased eight basis points for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to lower average short-term market interest rates, largely offset by the addition of higher-cost deposits acquired from First Foundation. Average FHLB borrowings increased from $10.5 million to $50.2 million for the nine months ended September 30, 2026, compared to the same period in 2025, due primarily to the acquisition of First Foundation. Cost of FHLB borrowings decreased 66 basis points for the nine months ended September 30, 2026, compared to the same period in 2025. Average other long-term borrowings increased $73.7 million, or 96.9%, for the nine months ended September 30, 2026, compared to the same period in 2025. Cost of other long-term borrowings decreased 65 basis points for the nine months ended September 30, 2026 compared to the same period in 2025.

The following tables set forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods presented. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.
As of and for the three months ended September 30,:

	2026			2025
(In thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest Earning Assets
Loans[1]	11,650,322	185,937	6.33%	6,667,158	109,092	6.49%
Investment securities	1,912,990	21,791	4.52%	505,999	4,376	3.43%
Interest-bearing cash and other assets	1,015,170	8,934	3.49%	714,885	7,660	4.25%
Total earning assets	14,578,482	216,662	5.90%	7,888,042	121,128	6.09%
Other assets	953,709			540,079
Total assets	$15,532,191			$8,428,121

Interest-bearing liabilities
Demand and NOW deposits	$2,782,453	$14,396	2.05%	$1,437,298	$6,836	1.89%
Savings deposits	1,917,139	13,606	2.82%	391,444	578	0.59%
Money market deposits	3,896,991	28,505	2.90%	2,211,754	18,302	3.28%
Certificates of deposit	1,935,244	16,419	3.37%	1,397,371	12,809	3.64%
Total deposits	10,531,827	72,926	2.75%	5,437,867	38,525	2.81%
Repurchase agreements	19,963	126	2.50%	8,055	37	1.82%
Total deposits and repurchase agreements	10,551,790	73,052	2.75%	5,445,922	38,562	2.81%
FHLB borrowings	—		—%	—	—	—%
Other long-term borrowings	205,786	3,309	6.38%	76,117	1,613	8.41%
Total interest-bearing liabilities	10,757,576	76,361	2.82%	5,522,039	40,175	2.89%
Noninterest-bearing deposits	2,665,398			1,642,346
Other liabilities	257,967			145,730
Stockholders' equity	1,851,250			1,118,006
Total liabilities and stockholders' equity	$15,532,191			$8,428,121

Net interest income		$140,301			$80,953
Net interest spread		3.08%			3.20%
Net interest margin		3.82%			4.07%
Net interest margin - FTE basis (non-GAAP)[2]		3.87%			4.12%
[1] Includes loans held-for-investment, including nonaccrual loans, and loans held-for-sale.
[2] See section entitled “Non-GAAP Financial Measures and Reconciliations” for information regarding non-GAAP financial measures and a reconciliation to the most comparable GAAP equivalent.

As of and for the nine months ended September 30,:

	2026			2025
(In thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest Earning Assets
Loans[1]	10,418,262	488,535	6.27%	6,570,356	315,889	6.43%
Investment securities	1,507,230	50,919	4.52%	506,068	13,179	3.48%
Interest-bearing cash and other assets	935,974	23,350	3.34%	604,936	19,428	4.29%
Total earning assets	12,861,466	562,804	5.85%	7,681,360	348,496	6.07%
Other assets	814,541			542,038
Total assets	$13,676,007			$8,223,398

Interest-bearing liabilities
Demand and NOW deposits	$2,445,045	$36,240	1.98%	$1,475,608	$19,525	1.77%
Savings deposits	1,410,811	27,620	2.62%	397,745	1,723	0.58%
Money market deposits	3,443,184	74,085	2.88%	1,947,606	47,027	3.23%
Certificates of deposit	1,982,827	49,654	3.35%	1,482,529	41,829	3.77%
Total deposits	9,281,867	187,599	2.70%	5,303,488	110,104	2.78%
Repurchase agreements	17,752	319	2.40%	8,892	110	1.66%
Total deposits and repurchase agreements	9,299,619	187,918	2.70%	5,312,380	110,214	2.77%
FHLB borrowings	50,154	1,480	3.95%	10,491	361	4.61%
Other long-term borrowings	149,676	7,131	6.37%	76,017	3,991	7.02%
Total interest-bearing liabilities	9,499,449	196,529	2.77%	5,398,888	114,566	2.84%
Noninterest-bearing deposits	2,307,562			1,587,670
Other liabilities	237,672			148,675
Stockholders’ equity	1,631,324			1,088,165
Total liabilities and stockholders’ equity	$13,676,007			$8,223,398

Net interest income		$366,275			$233,930
Net interest spread		3.08%			3.23%
Net interest margin		3.81%			4.07%
Net interest margin - FTE basis (non-GAAP)[2]		3.86%			4.13%
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

	For the three months ended September 30,
	2026 Versus 2025 Increase (Decrease) Due to:
(In thousands)	Rate	Volume	Total
Interest Earning Assets
Loans[1]	$(2,749)	$79,594	$76,845
Investment securities	1,783	15,632	17,415
Interest-bearing cash	(1,540)	2,814	1,274
Total earning assets	(2,506)	98,040	95,534
Interest-Bearing Liabilities
Demand and NOW deposits	649	6,911	7,560
Savings deposits	6,434	6,594	13,028
Money market deposits	(2,338)	12,541	10,203
Certificates of deposit	(1,013)	4,623	3,610
Total deposits	3,732	30,669	34,401
Repurchase agreements	18	71	89
Total deposits and repurchase agreements	3,750	30,740	34,490
FHLB borrowings	—	—	—
Other long-term borrowings	(472)	2,168	1,696
Total interest-bearing liabilities	3,278	32,908	36,186
Net interest income	$(5,784)	$65,132	$59,348
[1] Includes loans held-for-investment, including nonaccrual loans, and loans held-for-sale.

	For the nine months ended September 30,
	2026 Versus 2025 Increase (Decrease) Due to:
(In thousands)	Rate	Volume	Total
Interest Earning Assets
Loans[1]	$(7,975)	$180,621	$172,646
Investment securities	4,930	32,810	37,740
Interest-bearing cash	(5,024)	8,946	3,922
Total earning assets	(8,069)	222,377	214,308
Interest-Bearing Liabilities
Demand and NOW deposits	2,585	14,130	16,715
Savings deposits	15,023	10,874	25,897
Money market deposits	(5,610)	32,668	27,058
Certificates of deposit	(5,100)	12,925	7,825
Total deposits	6,898	70,597	77,495
Repurchase agreements	65	144	209
Total deposits and repurchase agreements	6,963	70,741	77,704
FHLB borrowings	(59)	1,178	1,119
Other long-term borrowings	(400)	3,540	3,140
Total interest-bearing liabilities	6,504	75,459	81,963
Net interest income	$(14,573)	$146,918	$132,345
[1] Includes loans held-for-investment, including nonaccrual loans, and loans held-for-sale.

Provision for Credit Losses
We establish an allowance for credit losses through a provision for credit losses charged as an expense in our consolidated statements of income. The provision for credit losses is the amount of expense that, based on our judgment, is required to maintain the allowance for credit losses at an adequate level to absorb expected losses in the loan portfolio at the balance sheet date and that, in management’s judgment, is appropriate under GAAP. Our determination of the amount of the allowance for credit losses and corresponding provision for credit losses considers ongoing evaluations of the credit quality and level of credit risk inherent in our loan portfolio, levels of nonperforming loans and charge-offs, statistical trends and economic and other relevant factors. The allowance for credit losses is increased by the provision for credit losses and is decreased by charge-offs, net of recoveries on prior loan charge-offs.
We recorded a provision for credit losses of $4.4 million in the third quarter of 2026, primarily reflecting specific reserves established for two commercial real estate (“CRE”) loans, partially offset by a decrease in the loan portfolio, compared to a provision for credit losses of $10.1 million for the same period in 2025.
We recorded a provision for credit losses of $53.1 million for the nine months ended September 30, 2026, compared to $18.4 million for the same period in 2025. The increase in our provision for credit losses for the nine months ended September 30, 2026 was primarily related to increased net charge-offs on two C&I loans with no previous specific reserves in the second quarter of 2026.
Noninterest Income
The following table presents noninterest income:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2026	2025	2026	2025
Deposit account service fees	$2,371	$2,162	$6,759	$6,205
Treasury management service fees	5,096	4,402	14,776	12,929
Credit and debit card fees	3,060	2,671	8,725	7,985
Trust and investment advisory fees	9,881	1,536	20,783	4,430
Mortgage banking services, net	12,743	12,641	43,016	34,970
Other noninterest income	6,231	2,921	13,446	8,616
Total noninterest income	$39,382	$26,333	$107,505	$75,135
Three months ended September 30, 2026 and 2025
Our noninterest income increased $13.0 million to $39.4 million for the third quarter of 2026 from $26.3 million for the same period in 2025.
Deposit account service fees include online banking, outgoing wires, overdrafts, stop payment orders, and ATM fees. Deposit account service fees increased $0.2 million for the third quarter of 2026, compared to the same period in 2025, primarily due to an increase in overdraft fees.
Treasury management service fees include financial information management, accounts receivable management, accounts payable services, fraud mitigation services, and cash flow management. Treasury management service fees increased $0.7 million for the third quarter of 2026 compared to the same period in 2025, primarily due to an overall increase in our business customer base as a result of our acquisition of First Foundation as well as an increase in products and services provided to our existing customer base.
Credit and debit card fees represent interchange income from credit and debit card activity and referral fees earned from processing fees on card transactions by our business customers. Credit and debit card fees increased $0.4 million for the third quarter of 2026 compared to the same period in 2025, due to an increase in VISA purchase card transaction volumes.
Trust and investment advisory fees represent fees we receive in connection with our investment advisory and custodial management services of investment accounts. Trust and investment advisory fees increased $8.3 million for the third quarter of 2026 compared to the same period in 2025, primarily due to higher assets under management associated with the acquisition of First Foundation.

The components of mortgage banking services were as follows:

	For the three months ended September 30,
(In thousands)	2026	2025
Net sale gains and fees from mortgage loan originations, including loans held-for-sale changes in fair value and hedging	$6,291	$6,392
Mortgage servicing income	5,113	4,726
Net MSR capitalization and changes in fair value, net of derivative activity	1,339	1,523
Mortgage banking services, net	$12,743	$12,641
For the third quarter of 2026, mortgage banking services increased $0.1 million, compared to the same period in 2025. Total loan originations for sale were $421.9 million for the third quarter of 2026, an increase of $50.4 million from $371.5 million for the same period in 2025. Despite the increase in loan originations sold, net sale gains and fees from loan originations, including loans held-for-sale changes in fair value and hedging, decreased $0.1 million, as higher revenue from loan sales was more than offset by fair value changes in the held-for-sale portfolio and hedging activity. We retain servicing rights on the majority of mortgage loans that we sell, which drove the increase in servicing income of $0.4 million to $5.1 million for the third quarter of 2026, from $4.7 million for the same period in 2025. Net MSR capitalization and changes in fair value, net of derivative activity, decreased $0.2 million in the third quarter of 2026, compared to the same period in 2025. The decrease in revenue related to our MSRs was due to a decrease in MSR fair value, net of derivative activity, partially offset by higher net MSR capitalization.
The following table shows the hypothetical effect on the fair value of our residential real estate MSRs when applying certain unfavorable variations of key assumptions to these assets as of September 30, 2026.

(In thousands)	10%	20%
Discount rate	$(2,618)	$(5,102)
Total prepayment speeds	(3,330)	(6,434)
Cost of servicing each loan	(1,112)	(2,225)
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
Other noninterest income increased $3.3 million for the third quarter of 2026 compared to the same period in 2025, primarily due to higher swap and loan syndication revenue, the addition of multifamily banking servicing income and increases in credit line and other loan fees resulting from the acquisition of First Foundation, partially offset by a decline in the fair value of investments associated with our deferred compensation plan.
Nine months ended September 30, 2026 and 2025
Our noninterest income increased $32.4 million to $107.5 million for the nine months ended September 30, 2026 from $75.1 million for the same period in 2025.
Deposit account service fees increased $0.6 million for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to an increase in overdraft fees and wire transfer service charges.
Treasury management service fees increased $1.8 million for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to an increase in products and services provided to our existing customer base as well as an overall increase in our business customer base as a result of our acquisition of First Foundation.
Credit and debit card fees increased $0.7 million for the nine months ended September 30, 2026, compared to the same period in 2025, due to an increase in VISA purchase card transaction volumes.
Trust and investment advisory fees increased $16.4 million for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to higher assets under management associated with the acquisition of First Foundation.

The components of mortgage banking services were as follows:

	For the nine months ended September 30,
(In thousands)	2026	2025
Net sale gains and fees from mortgage loan originations, including loans held-for-sale changes in fair value and hedging	$22,885	$17,556
Mortgage servicing income	15,072	13,871
Net MSR capitalization and changes in fair value, net of derivative activity	5,059	3,543
Mortgage banking services, net	$43,016	$34,970
For the nine months ended September 30, 2026, mortgage banking services income increased $8.0 million, compared to the same period in 2025. Total loan originations for sale were $1.3 billion for the nine months ended September 30, 2026, an increase of $309.4 million from $1.0 billion for the same period in 2025. The increase in loan originations sold and higher margins resulted in the increase in revenue related to net sale gains and fees from loan originations, including fair value changes in the held-for-sale portfolio and hedging activity. We retain servicing rights on the majority of mortgage loans that we sell, which drove the increase in servicing income of $1.2 million to $15.1 million for the nine months ended September 30, 2026, from $13.9 million for the same period in 2025. Net MSR capitalization and changes in fair value, net of derivative activity, increased $1.5 million for the nine months ended September 30, 2026, compared to the same period in 2025. The increase in revenue related to our MSRs was primarily the result of higher net MSR capitalization, partially offset by a decrease in MSR fair value, net of derivative activity.
Other noninterest income increased $4.8 million for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to higher swap and loan syndication revenue, the addition of multifamily banking servicing income, increases in credit line and other loan fees resulting from the acquisition of First Foundation, and an increase in income from BOLI, partially offset by a write-down of an OREO property.
Noninterest Expense
The following table presents noninterest expense:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2026	2025	2026	2025
Salary and employee benefits	$63,344	$44,822	$179,444	$128,304
Occupancy, equipment and software	15,532	9,591	41,042	28,668
Customer service costs	2,762	—	5,504	—
Amortization of intangible assets	4,238	578	8,982	1,784
Merger related expenses	13,246	241	73,486	526
Other noninterest expenses	27,431	13,669	65,148	40,451
Total noninterest expenses	$126,553	$68,901	$373,606	$199,733
Three months ended September 30, 2026 and 2025
Our noninterest expenses increased $57.7 million to $126.6 million for the third quarter of 2026, from $68.9 million for the same period in 2025.
Salary and employee benefits increased $18.5 million for the third quarter of 2026 compared to the same period in 2025, primarily due to an increase in headcount associated with the acquisition of First Foundation.
Occupancy, equipment and software increased $5.9 million for the third quarter of 2026 compared to the same period in 2025, primarily due to higher software subscriptions and license fees, and rent expense resulting from the acquisition of First Foundation.
Customer service costs were $2.8 million for the third quarter of 2026 and consist of costs reimbursed to deposit customers in connection with noninterest-bearing demand deposit accounts assumed from First Foundation.

Amortization of intangible assets increased $3.7 million for the third quarter of 2026 compared to the same period in 2025, primarily due to core deposit and customer relationship intangibles amortization resulting from the acquisition of First Foundation.
Merger related expenses increased $13.0 million for the third quarter of 2026 compared to the same period in 2025, resulting from the acquisition of First Foundation.
Other noninterest expense increased $13.8 million for the third quarter of 2026 compared to the same period in 2025, primarily due to higher data processing and FDIC insurance expenses associated with our increased scale following the acquisition of First Foundation, and higher loan collection expenses.
Nine months ended September 30, 2026 and 2025
Our noninterest expenses increased $173.9 million to $373.6 million for the nine months ended September 30, 2026, from $199.7 million for the same period in 2025.
Salary and employee benefits increased $51.1 million for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to an increase in headcount associated with the acquisition of First Foundation, and due to an increase in headcount of C&I bankers and support personnel, higher levels of variable compensation associated with an increase in residential mortgage loan originations, and higher medical insurance costs.
Occupancy, equipment and software increased $12.4 million for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to higher software subscriptions and license fees and rent expense resulting from the acquisition of First Foundation.
Customer service costs were $5.5 million for the nine months ended September 30, 2026 and consist of costs reimbursed to deposit customers in connection with noninterest-bearing demand deposit accounts assumed from First Foundation.
Amortization of intangible assets increased $7.2 million for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to core deposit and customer relationship intangibles amortization resulting from the acquisition of First Foundation.
Merger related expenses increased $73.0 million for the nine months ended September 30, 2026 compared to the same period in 2025, resulting from the acquisition of First Foundation.
Other noninterest expense increased $24.7 million for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to higher data processing and FDIC insurance expenses associated with our increased scale following the acquisition of First Foundation, and higher loan collection expenses.
Income Taxes
Three months ended September 30, 2026 and 2025
We recorded income tax expense for the third quarter of 2026 of $10.3 million, compared to $5.1 million for the same period in 2025. The increase in income tax expense was due to an increase in income during the third quarter of 2026, compared to the same period in 2025. Our effective tax rate was 21.2% for the third quarter of 2026, compared to 18.1% for the same period in 2025.
Nine months ended September 30, 2026 and 2025
We recorded income tax expense for the nine months ended September 30, 2026 of $10.0 million, compared to $17.8 million for the same period in 2025. The decrease in income tax expense was primarily due to a decrease in income during the nine months ended September 30, 2026, compared to the same period in 2025. Our effective tax rate was 21.2% for the nine months ended September 30, 2026, compared to 19.6% for the same period in 2025.

Financial Condition
Balance Sheet
Our total assets were $15.3 billion and $8.5 billion, total liabilities were $13.5 billion and $7.3 billion, and total stockholders’ equity was $1.8 billion and $1.2 billion at September 30, 2026 and December 31, 2025, respectively.
On September 30, 2026, our consolidated balance sheet included the impact of our acquisition of First Foundation, which closed on April 1, 2026, as discussed in Note 2 - Acquisition of First Foundation Inc. in Part I, Item 1 of this Quarterly Report.
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
Our securities available-for-sale increased by $1.4 billion to $1.8 billion at September 30, 2026, compared to December 31, 2025, due primarily to the First Foundation acquisition. During the period ended September 30, 2026, the securities held-to-maturity decreased $1.6 million to $32.2 million compared to December 31, 2025.
The following table is a summary of our investment portfolio as of:

	September 30, 2026		December 31, 2025
(In thousands)	Carrying Amount	% of Portfolio	Carrying Amount	% of Portfolio
Available-for-sale:
U.S. treasury	$33,581	1.8%	$33,270	7.1%
U.S. agency	6,124	0.3%	412	0.1%
Obligations of states and political subdivisions	28,759	1.6%	28,073	6.0%
Mortgage backed - residential	676,261	37.0%	96,176	20.5%
Collateralized mortgage obligations	681,833	37.3%	150,797	32.1%
Mortgage backed - commercial	385,035	21.1%	143,993	30.7%
Other debt	15,751	0.9%	16,249	3.5%
Total available-for-sale	$1,827,344	100.0%	$468,970	100.0%
Held-to-maturity:
Obligations of states and political subdivisions	$25,383	78.8%	$25,890	76.5%
Mortgage backed - residential	4,809	14.9%	5,467	16.2%
Collateralized mortgage obligations	2,021	6.3%	2,482	7.3%
Total held-to-maturity	$32,213	100.0%	$33,839	100.0%

The following table shows the weighted average yield to average life, which considers expected prepayments, of each category of investment securities as of September 30, 2026:

(In thousands)	One year or less		One to five years		Five to ten years		After ten years
	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield
Available-for-sale:
U.S. treasury	$—	—%	$33,581	1.32%	$—	—%	$—	—%
U.S. agency	64	4.58%	489	5.09%	5,571	4.31%	—	—%
Obligations of states and political subdivisions	1,953	3.77%	1,997	3.03%	21,981	3.25%	2,828	2.01%
Mortgage backed - residential	1,253	2.27%	32,837	3.21%	588,113	4.83%	54,058	3.73%
Collateralized mortgage obligations	1,742	2.95%	284,262	4.37%	217,502	3.90%	178,327	4.47%
Mortgage backed - commercial	3,957	2.52%	93,215	2.86%	122,514	5.05%	165,349	5.54%
Other debt	—	—%	11,331	2.63%	4,420	4.08%	—	—%
Total available-for-sale	$8,969	2.85%	$457,712	3.71%	$960,101	4.60%	$400,562	4.79%
Held-to-maturity:
Obligations of states and political subdivisions	$325	4.00%	$—	—%	$—	—%	$25,058	3.52%
Mortgage backed - residential	20	4.15%	3,088	2.37%	807	3.30%	894	3.21%
Collateralized mortgage obligations	180	2.32%	1,841	2.86%	—	—%	—	—%
Total held-to-maturity	$525	3.43%	$4,929	2.55%	$807	3.30%	$25,952	3.51%

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
Total loans held-for-investment, net of deferred fees, costs, premiums and discounts were $11.5 billion at September 30, 2026 and $6.7 billion at December 31, 2025, with the increase due primarily to the acquisition of First Foundation.
The following table sets forth the composition of our loan portfolio, as of:

	September 30, 2026		December 31, 2025
(In thousands)	Amount	% of total loans	Amount	% of total loans
Commercial and industrial	$3,663,661	31.9%	$2,937,867	44.0%
Commercial real estate:
Non-owner occupied	1,136,193	9.9%	742,002	11.1%
Owner occupied	919,091	8.0%	700,774	10.5%
Construction and land	256,561	2.2%	268,652	4.0%
Multifamily	2,543,964	22.2%	210,368	3.2%
Total commercial real estate	4,855,809	42.3%	1,921,796	28.8%
Residential real estate[1]	1,891,223	16.5%	1,221,086	18.3%
Public finance	929,074	8.1%	501,582	7.5%
Consumer	36,815	0.3%	32,651	0.5%
Other	100,905	0.9%	58,198	0.9%
Total loans, excluding loan hedge fair value	11,477,487	100.0%	6,673,180	100.0%
Loan hedge fair value[2]	(19,596)		—
Total loans	$11,457,891		$6,673,180
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
CRE loans include owner and non-owner occupied commercial real estate mortgage loans to operating commercial and agricultural businesses, and include both loans for long-term financing of land and buildings, multifamily residential mortgage loans for terms up to 30 years for 5+ unit properties, and loans made for the initial development or construction of a commercial real estate project. Non-owner occupied CRE loans were 60.3% of the Company’s risk-based capital, or 9.9% of total loans as of September 30, 2026. Non-owner occupied CRE loans associated with office space were $99.9 million, or 0.9% of total loans as of September 30, 2026. Owner occupied CRE loans associated with office space were $118.1 million, or 1.0% of total loans as of September 30, 2026.
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

Maturities and Sensitivity of Loans to Changes in Interest Rates
The information in the following tables is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following tables summarize the loan maturity distribution by type and related interest rate characteristics as of September 30, 2026:

(In thousands)	One year or less	After one through five years	After five through 15 years	After 15 years	Total
Commercial and industrial	$809,705	$2,650,383	$178,945	$24,628	$3,663,661
Commercial real estate	588,793	1,575,219	664,550	2,027,247	4,855,809
Residential real estate	96,793	25,774	64,947	1,703,709	1,891,223
Public finance	18,400	183,875	426,061	300,738	929,074
Consumer	18,376	9,328	8,896	215	36,815
Other	17,191	58,143	21,287	4,284	100,905
Total loans	$1,549,258	$4,502,722	$1,364,686	$4,060,821	$11,477,487

(In thousands)	One year or less	After one through five years	After five through 15 years	After 15 years	Total	Total Loans Maturing After 1 Year
Loans maturing with:
Fixed interest rates
Commercial and industrial	$48,679	$271,835	$79,152	$1,142	$400,808	$352,129
Commercial real estate	246,087	713,183	378,034	6,376	1,343,680	1,097,593
Residential real estate	84,675	24,032	48,043	340,449	497,199	412,524
Public finance	18,400	183,078	421,902	300,738	924,118	905,718
Consumer	6,010	7,870	8,805	—	22,685	16,675
Other	13,209	52,113	17,447	4,284	87,053	73,844
Total fixed interest rate loans	$417,060	$1,252,111	$953,383	$652,989	$3,275,543	$2,858,483
Floating or adjustable interest rates
Commercial and industrial	$761,026	$2,378,548	$99,793	$23,486	$3,262,853	$2,501,827
Commercial real estate	342,706	862,036	286,516	2,020,871	3,512,129	3,169,423
Residential real estate	12,118	1,742	16,904	1,363,260	1,394,024	1,381,906
Public finance	—	797	4,159	—	4,956	4,956
Consumer	12,366	1,458	91	215	14,130	1,764
Other	3,982	6,030	3,840	—	13,852	9,870
Total floating or adjustable interest rate loans	$1,132,198	$3,250,611	$411,303	$3,407,832	$8,201,944	$7,069,746
Total loans	$1,549,258	$4,502,722	$1,364,686	$4,060,821	$11,477,487	$9,928,229
Allowance for Credit Losses
At September 30, 2026, our allowance for credit losses was $174.6 million, compared to $85.0 million at December 31, 2025. The increase in the allowance for credit losses was primarily attributable to the acquisition of First Foundation, including $92.5 million of allowance for credit losses recognized on acquired loans as of the acquisition date.
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
The following table presents, by loan type, the changes in the allowance for credit losses:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2026	2025	2026	2025
Balance, beginning of period	$173,551	$82,993	$85,016	$88,221
Acquisition of First Foundation Inc.	—	—	92,500	—
Loan charge-offs:
Commercial and industrial	(2,389)	(9,025)	(53,342)	(20,757)
Commercial real estate	(773)	—	(2,773)	—
Residential real estate	(10)	(66)	(188)	(66)
Public finance	—	(242)	—	(1,922)
Consumer	(17)	(97)	(107)	(351)
Other	(404)	—	(404)	(743)
Total loan charge-offs	(3,593)	(9,430)	(56,814)	(23,839)
Recoveries of loans previously charged-off:
Commercial and industrial	7	260	228	381
Commercial real estate	201	11	204	11
Residential real estate	—	51	—	74
Consumer	13	55	45	142
Other	59	—	59	—
Total loan recoveries	280	377	536	608
Net loan charge-offs	(3,313)	(9,053)	(56,278)	(23,231)
Provision for credit losses[1]	4,400	10,100	53,400	19,050
Balance, end of period	$174,638	$84,040	$174,638	$84,040
Allowance for credit losses to total loans	1.52%	1.26%	1.52%	1.26%
Ratio of net charge-offs to average loans outstanding	0.11%	0.55%	0.75%	0.48%
[1] For the three months ended September 30, 2026 and 2025 we did not record a provision for credit losses on unfunded commitments. For the nine months ended September 30, 2026 and 2025, we recorded a benefit for credit losses on unfunded commitments of $350 and $650, respectively. For further information, see Note 4 - Loans.

The following table presents net charge-offs to average loans outstanding by loan category:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2026	2025	2026	2025
Commercial and industrial	0.25%	1.09%	2.01%	0.87%
Commercial real estate	0.05%	—%	0.09%	—%
Residential real estate	—%	0.01%	0.02%	—%
Public finance	—%	0.18%	—%	0.48%
Consumer	0.04%	0.41%	0.22%	0.71%
Other	1.28%	—%	0.50%	1.98%

Allocation of Allowance for Credit Losses
The following table presents the allocation of the allowance for credit losses by category and the percentage of loans by category to total loans as of:

	September 30, 2026		December 31, 2025
(In thousands)	Allowance Amount	% of loans in each category to total loans	Allowance Amount	% of loans in each category to total loans
Commercial and industrial	$56,590	31.9%	$42,902	44.0%
Commercial real estate	84,511	42.3%	24,408	28.8%
Residential real estate	22,396	16.5%	13,323	18.3%
Public finance	8,673	8.1%	2,942	7.5%
Consumer	793	0.3%	721	0.5%
Other	1,675	0.9%	720	0.9%
Total	$174,638	100.0%	$85,016	100.0%
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
Criticized loans increased to $831.4 million, or 7.3% of total loans, at September 30, 2026, compared to $311.7 million, or 4.7% of total loans, at December 31, 2025. Approximately 80% of the increase was attributable to loans acquired from First Foundation, primarily in the multifamily real estate portfolio, included within commercial real estate. As part of the First Foundation acquisition, we performed a comprehensive credit review of the acquired loans, including the assignment of risk ratings under our credit grading methodologies, and loans were recorded at their amortized cost basis, which reflects their acquisition date fair value plus the initial allowance for expected credit losses recognized at acquisition.
Including the impact of the acquisition of First Foundation, the increase in criticized loans was concentrated in a limited number of industry segments, primarily multifamily real estate, included in commercial real estate, which represented approximately 63% of the total increase in criticized balances from December 31, 2025 and approximately 42% of total criticized loans at September 30, 2026. Management believes the underlying collateral positions remain supportive of carrying values, as criticized loans had a weighted-average loan-to-value ratio of approximately 74% at quarter end.

The following table sets forth our criticized loans by portfolio type as of:

	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Public Finance	Consumer	Other	Total
September 30, 2026
Special Mention	$107,385	$247,554	$3,650	$—	$999	$981	$360,569
Substandard - Accruing	60,279	190,785	3,758	13,220	—	59	268,101
Substandard - Nonaccrual	56,122	73,402	31,439	—	15	—	160,978
Doubtful	26,456	15,338	—	—	—	—	41,794
Total criticized loans	$250,242	$527,079	$38,847	$13,220	$1,014	$1,040	$831,442
December 31, 2025
Special Mention	$93,167	$62,501	$3,272	$—	$—	$—	$158,940
Substandard - Accruing	71,507	21,154	49	—	—	—	92,710
Substandard - Nonaccrual	32,342	5,199	21,126	—	46	—	58,713
Doubtful	1,368	—	—	—	—	—	1,368
Total criticized loans	$198,384	$88,854	$24,447	$—	$46	$—	$311,731
Nonperforming loans increased to $202.9 million, or 1.8% of total loans at September 30, 2026, compared to $60.8 million, or 0.9% at December 31, 2025, and included $42.0 million of loans acquired from First Foundation. The increase was primarily concentrated in a limited number of larger credit relationships across multifamily real estate, included in commercial real estate, certain commercial and industrial borrowers, and residential mortgage loans. We do not believe they reflect broad-based or systemic credit deterioration across our loan portfolio.
The following table sets forth our nonperforming assets as of:

(In thousands)	September 30, 2026	December 31, 2025
Nonaccrual loans:
Commercial and industrial	$82,578	$33,710
Commercial real estate	88,740	5,199
Residential real estate	31,439	21,126
Consumer	15	46
Total nonaccrual loans	202,772	60,081
Accrual loans greater than 90 days past due	79	690
Total nonperforming loans	202,851	60,771
Other real estate owned and foreclosed assets, net	20,502	11,514
Total nonperforming assets	$223,353	$72,285
Nonaccrual loans to total loans	1.77%	0.90%
Nonperforming loans to total loans	1.77%	0.91%
Nonperforming assets to total assets	1.46%	0.85%
Allowance for credit losses to nonaccrual loans	86.13%	141.50%
Deposits
Deposits represent our primary source of funds. Total deposits were $13.0 billion at September 30, 2026 and $7.1 billion at December 31, 2025, with the increase due primarily to the acquisition of First Foundation.
We are focused on growing our core deposits through relationship-based banking with our business and consumer clients.

The following table presents our deposits by customer type as of:

($ in thousands)	September 30, 2026	December 31, 2025
Consumer
Noninterest-bearing deposit accounts	$1,093,197	$404,666
Interest-bearing deposit accounts:
Demand and NOW	1,048,086	590,535
Savings	1,233,040	308,655
Money market	2,144,717	1,400,593
Certificates of deposit	938,097	809,401
Total interest-bearing deposit accounts	5,363,940	3,109,184
Total consumer deposits	$6,457,137	$3,513,850
Business
Noninterest-bearing deposit accounts	$1,577,869	$1,246,707
Interest-bearing deposit accounts:
Demand and NOW	2,133,750	893,306
Savings	478,534	69,976
Money market	1,291,645	901,244
Certificates of deposit	126,640	57,349
Total interest-bearing deposit accounts	4,030,569	1,921,875
Total business deposits	$5,608,438	$3,168,582
Wholesale deposits[1]	$905,383	$424,924
Total deposits	$12,970,958	$7,107,356
[1] Wholesale deposits primarily consist of brokered deposits included in our consolidated balance sheets within certificates of deposit.
The following table sets forth the average balance amounts and the average rates paid on deposits held by us:

	For the three months ended September 30,				For the nine months ended September 30,
	2026		2025		2026		2025
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing deposit accounts	$2,665,398	—%	$1,642,346	—%	$2,307,562	—%	$1,587,670	—%
Interest-bearing deposit accounts:
Demand and NOW	2,782,453	2.05%	1,437,298	1.89%	2,445,045	1.98%	1,475,608	3.25%
Savings	1,917,139	2.82%	391,444	0.59%	1,410,811	2.62%	397,745	0.58%
Money market	3,896,991	2.90%	2,211,754	3.28%	3,443,184	2.88%	1,947,606	2.41%
Certificates of deposit	1,935,244	3.37%	1,397,371	3.64%	1,982,827	3.35%	1,482,529	3.77%
Total interest-bearing deposit accounts	10,531,827	2.75%	5,437,867	2.81%	9,281,867	2.70%	5,303,488	2.78%
Total deposits	$13,197,225	2.19%	$7,080,213	2.16%	$11,589,429	2.16%	$6,891,158	2.14%
As of September 30, 2026 and December 31, 2025, approximately $4.3 billion or 33.2% and $2.6 billion or 36.6%, respectively, of our deposit portfolio was uninsured. As of September 30, 2026 and December 31, 2025, approximately $3.3 billion or 25.8% and $2.1 billion or 29.0%, respectively, of our deposit portfolio was uninsured and uncollateralized. The uninsured, and uninsured and uncollateralized amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.
We actively participate in the IntraFi Cash Service (“ICS”) / Certificate of Deposit Account Registry Service (“CDARS”) program which provides FDIC insurance coverage for clients that maintain larger deposit balances. Deposits in the ICS /

CDARS program totaled $1.1 billion, or 8.2% of all deposits as of September 30, 2026, and $0.9 billion, or 12.2% of all deposits as of December 31, 2025.
The following table sets forth the portion of the Bank's time deposits, by account, that are in excess of the FDIC insurance limit, by remaining time until maturity, as of September 30,:

(In thousands)	2026
Three months or less	$126,162
Over three months through six months	105,962
Over six months through twelve months	25,623
Over twelve months through three years	2,902
Over three years	792
Total	$261,441
Liquidity
Liquidity refers to our ability to maintain cash flow that is adequate to fund operations, support asset growth, maintain reserve requirements and meet present and future obligations of deposit withdrawals, lending obligations and other contractual obligations.
FirstSun (Parent Company)
FirstSun has routine funding requirements consisting primarily of operating expenses, debt service, share repurchases, and funds used for acquisitions. FirstSun can obtain funding to meet its obligations from dividends collected from its subsidiaries, primarily the Bank, and through the issuance of varying forms of debt. At September 30, 2026, FirstSun had available cash and cash equivalents of $52.4 million and debt outstanding of $213.1 million. Management believes FirstSun has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. The Bank may declare dividends without prior regulatory approval that do not exceed the total of retained net income for the current year combined with its retained net income for the preceding two years, subject to maintenance of minimum capital requirements. Prior regulatory approval to pay dividends was not required in 2025 and is not currently required. At September 30, 2026, the Bank could pay dividends to FirstSun of approximately $167.5 million without prior regulatory approval. During the three months ended September 30, 2026, the Bank paid dividends totaling $53.8 million to FirstSun. During the nine months ended September 30, 2026, the Bank paid dividends totaling $78.8 million to FirstSun.
Bank

As more fully discussed in our 2025 Annual Report, we regularly monitor our liquidity position and make adjustments to the balance between sources and uses of funds as we deem appropriate. At September 30, 2026, our liquid assets, which consist of unrestricted cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $714.7 million, or 4.7% of total assets, compared to $642.2 million, or 7.6% of total assets, at December 31, 2025. The increase in our liquid assets was primarily due to an increase in cash held at the Federal Reserve. At September 30, 2026, securities with a carrying value of $1.2 billion, or approximately 64% of our $1.9 billion investment securities portfolio, were pledged to secure public deposits, securities sold under agreements to repurchase, and borrowed funds. Our unencumbered securities at September 30, 2026 were approximately $674.4 million, or 4.4% of total assets, compared to $140.9 million, or 1.7% of total assets, at December 31, 2025.

The liability portion of our balance sheet serves as a primary source of liquidity. We plan to meet our future cash needs primarily through the generation of deposits. Customer deposits have historically provided a sizable source of relatively stable and low-cost funds. At September 30, 2026, loans as a percentage of customer deposits were 88.3%, compared with 93.9% at December 31, 2025. For additional information related to our deposits, see “Deposits” section above. We are also a member of the FHLB and FRB, from which we can borrow for leverage or liquidity purposes. The FHLB and FRB require that securities and qualifying loans be pledged to secure any advances. Liquidity sources available to us for immediate funding at September 30, 2026, are as follows:

(In thousands)
FHLB borrowings available	$3,708,539
Fed Funds lines	2,131,227
Unused lines with other financial institutions	250,000
Immediate funding availability	$6,089,766
Management believes the Bank has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short-term and the long-term.
Capital
Stockholders’ equity was $1.8 billion at September 30, 2026 and $1.2 billion at December 31, 2025, an increase of $657.2 million, or 57.0%. The increase in stockholders’ equity was primarily attributable to the issuance of approximately $686 million of equity consideration in connection with the acquisition of First Foundation, partially offset by the repurchase of 1,245,224 shares of common stock during the third quarter of 2026.
We did not pay a dividend to our common stockholders for the three or nine months ended September 30, 2026 and 2025.
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
The following table summarizes our material contractual obligations as of September 30, 2026. Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.

(In thousands)	Note Reference	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Deposits:
Deposits without a stated maturity	8	$11,036,502	$11,036,502	$—	$—	$—
Certificates of deposit	8	1,934,456	1,596,224	333,197	3,091	1,944
Securities sold under agreements to repurchase		18,687	18,687	—	—	—
Long-term debt:
Subordinated debt	9	213,084	—	—	24,165	188,919
Operating leases	17	56,141	18,265	24,209	6,526	7,141
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of reduced earnings and/or declines in the net market value of the balance sheet due to changes in market rates. Our primary market risk is interest rate risk, which impacts our net interest income, fee income related to interest sensitive activities such as mortgage origination and servicing income and loan and deposit demand.
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

	% Change in Net Interest Income As of September 30,		% Change in Economic Value of Equity As of September 30,
Changes in Interest Rate (Basis Points)	2026	2025	2026	2025

+200	4.7%	5.8%	(6.9)%	(2.8)%
+100	1.0%	2.8%	(3.8)%	(1.0)%
Base	—%	—%	—%	—%
-100	2.3%	2.5%	4.4%	1.6%
-200	0.8%	3.7%	5.9%	1.3%

Item 4. Controls and Procedures
a.Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2026. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
b.Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended September 30, 2026, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
FirstSun and its subsidiaries are from time to time subject to claims and litigation arising in the ordinary course of business. For further information regarding legal proceedings, see Note 16 - Commitments and Contingencies under the subheading “Litigation” in our unaudited consolidated financial statements contained in this report.
Item 1A. Risk Factors
During the quarter ended September 30, 2026, there were no material changes from the risk factors previously disclosed under Part I, Item 1A. “Risk Factors” in our 2025 Annual Report.

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
There were no unregistered sales of equity securities during the third quarter of 2026.
Share Repurchase Program and Stock Repurchases:
On July 24, 2026, our board authorized a share repurchase program to purchase up to $150 million of our common stock through June 30, 2027, in open market transactions or privately negotiated transactions, including pursuant to a Rule 10b5-1 trading plan and/or in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.
The following information describes our common stock repurchases for the three months ended September 30, 2026:

($ in thousands, except per share amounts)	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan at the End of the Period[2]
July 1, 2026 to July 31, 2026	—	$—	—	$150,000
August 1, 2026 to August 31, 2026	—	—	600,651	125,872
September 1, 2026 to September 30, 2026	90	39.39	644,573	100,257
Total	90		1,245,224
[1] Represents shares of our common stock withheld upon the vesting of restricted stock in order to satisfy tax withholding obligations.
2 On July 27, 2026, we announced that our board of directors authorized a share repurchase program on July 24, 2026 of up to $150.0 million of our common stock, as described above. The repurchase program is authorized through June 30, 2027, although it may be modified, discontinued, or suspended at any time without prior notice.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements: During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1	FirstSun Capital Bancorp Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to FirstSun Capital Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2026).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

FIRSTSUN CAPITAL BANCORP
(Registrant)
/s/ Neal E. Arnold

Date:	November 9, 2026
Neal E. Arnold
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Robert A. Cafera, Jr.

Date:	November 9, 2026
Robert A. Cafera, Jr.
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)